Form 10-Q
period 2008-12-31
Mobilis Relocation Services Inc.
filed 2009-01-26
CIK 1437491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2008

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,400,000 shares of common stock as of January 26, 2009

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The following consolidated interim unaudited financial statements of Mobilis Relocation Services Inc. (the “Company”) for the three month period ended December 31, 2008 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of December 31, 2008 and March 31, 2008;

(b)
Consolidated Statements of Operations for three months ended December 31, 2008, for the nine months ended December 31, 2008 and for the period from November 19, 2007 (Inception) through December 31, 2008.

(c)
Consolidated Statements of Cash Flows for the three months ended December 31, 2008, for the nine months ended December 31, 2008, and for the period from November 19, 2007 (Inception) through December 31, 2008.

(d)	Notes to Financial Statements.

MOBILIS RELOCATION SERVICES INC.
(A Development Stage Company)
Balance Sheet

ASSETS

	December 31,	March 31,
	2008	2008
	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$20,404	$49,964
	20,404	49,964

TOTAL ASSETS	$20,404	$49,964

LIABILITES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITES
Accounts Payable	$1,441	$1,441
	1,441	1,441

Total Liabilities	1,441	1,441

Commitments and contingencies (Note 3)

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 75,000,000 shares authorized,
3,400,000 shares issued and outstanding at September 30, 2008
3,400,000 shares issued and outstanding at March 31, 2008	3,400	3,400
Additional paid-in capital	49,600	49,600
Deficit accumulated in the development stage	(34,037)	(4,477)

Total Stockholders' Equity (Deficit)	18,963	48,523

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,404	$49,964

See accompanying notes to interim financial statements.

MOBILIS RELOCATION SERVICES INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			For the period
			of Inception,
	For the three	For the nine	from Nov. 19,
	months ended	months ended	2007 through
	December 31,	December 31,	December 31,
	2008	2008	2008

Revenues	$-	$-	$-

Costs and Expenses

Consulting Expense	1,608	18,573	21,573
Professional Fees	2,339	10,589	10,589
Other General & Administrative	277	398	1,875

Total Expenses	4,224	29,560	34,037

Operating Loss	(4,224)	(29,560)	(34,037)

Net Income (Loss)	$(4,224)	$(29,560)	$(34,037)

Basic and Dilutive net loss per share	$(0.001)	$(0.009)

Weighted average number of sharesoutstanding, basic and diluted	3,400,000	3,400,000

See accompanying notes to interim financial statements.

MOBILIS RELOCATION SERVICE INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			For the period
			of Inception,
	For the three	For the nine	from Nov. 19,
	months ended	months ended	2007 through
	December 31,	December 31,	December 31,
	2008	2008	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(4,224)	$(29,560)	$(29,813)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Increase (Decrease) in accounts payable	-	-	1,441
Net Cash provided by (used by) Operating Activities	(4,224)	(29,560)	(28,372)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash (used by) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of Common Stock	-	-	53,000
Net Cash provided by Financing Activities	-	-	53,000

NET INCREASE (DECREASE) IN CASH	(4,224)	(29,560)	24,628

CASH AT BEGINNING OF PERIOD	24,628	49,964	-

CASH AT END OF PERIOD	$20,404	$20,404	$24,628

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See accompanying condensed to interim financial statements.

MOBILIS RELOCATION SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

For the Nine Months ended December 31, 2008

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

Current Business of the Company

The Company had no material business operations from inception November 19, 2007 to December 31, 2008.  The company plans to offer a resource for individual or family relocation / moving needs.   A website has been designed and is in the beta stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of December 31, 2008 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since inception November 19, 2007, the Company has had an operating loss of $34,037. The company has a  positive shareholders’ equity of $18,963 at December 31, 2008, resulting from capitalization by  its shareholders..  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, having no operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as November 19, 2007.  Since inception, the Company has incurred an operating loss of $34,037, much of which related to professional fees, as a means to generate working capital.  The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since November 19, 2007 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities at  December 31, 2008

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months  ended December 31, 2008.

Numerator:

Basic and diluted net loss per share:

Net Income (Loss)	$	(29,560)

Denominator

Basic and diluted weighted average number of shares outstanding		3,400,000

Basic and Diluted Net Loss Per Share	$	(0.009)

NOTE 3 – COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies in the nine months ended December 31, 2008.

NOTE 4 – CAPITAL STOCK TRANSACTIONS

On January 10, 2008, 1,500,000 shares were issued for cash at $0.01 per share.

In  February, 2008,  800,000 shares were issued for cash at $0.02 per share.

In March, 2008, 1,100,000 shares were issued for cash at $0.02 per share.

At December 31, 2008 the Company had authorized 75,000,000 common shares, of which the total  issued and outstanding was 3,400,000.

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

Since the inception of Mobilis Relocation Services Inc. we have been working towards the launch of our website that we will use to generate revenues.

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

The budget for phase one is approximately $15,000 to $20,000 and is expected to be completed in February 2009. Mobilis currently has sufficient funds to complete phase one of its plan of operations.

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

We incurred operating expenses in the amount of $34,037 from inception on November 19, 2007 through the period ended December 31, 2008.  These operating expenses were composed of professional fees, and other administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended December 31, 2008.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending December 31, 2008.

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

Date: January 26, 2009