Form 10-K
period 2009-03-31
Mobilis Relocation Services Inc.
filed 2009-06-29
CIK 1437491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-151633

MOBILIS RELOCATION SERVICES INC.
(Exact name of registrant as specified in its charter)

Nevada	39-2075693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

527 15TH Avenue SW, Suite 410,
Calgary, Alberta, Canada	T2R 1R5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 403-680-8994

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐    No ☒

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	(Do not check if a smaller reporting company)	Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $68,000.00 based on a price of $0.02 per share, being the issue price per share of the last private placement of our company in March, 2008. The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☐    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 3,400,000 shares of common stock as of June 29, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).   Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Mobilis" mean Mobilis Relocation Services Inc.., unless the context clearly requires otherwise.

ITEM 1.       BUSINESS

General

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

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. Accordingly, we will be dependent on future additional financing in order to maintain our operations.

Competition

We conduct our business in an environment that is highly competitive and unpredictable. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the development of their websites This competition could result in our competitors having services of greater quality and attracting prospective investors to finance the development of their services on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Employees

Currently our only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our sole officer does not have an employment agreement with us.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.       RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Financial Condition and Business Model

If we do not obtain additional financing, we will not be able to conduct our business operations to the extent that we become profitable

Our current operating funds will cover the initial stages of our business plan; however, we currently do not have any operations and we have no income. Because of this and the fact that we will incur significant legal and accounting costs necessary to maintain a public corporation, we will require additional financing to complete our development activities. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  We believe the only source of funds that would be realistic is through a loan from our president and the sale of equity capital.

Our Independent Auditor has indicated that he has substantial doubt about our ability to continue as a going concern

John Kinross-Kennedy, C.P.A., our independent auditor, has expressed substantial doubt about our ability to continue as a going concern given our lack of operating history and the fact to date have had no revenues. Potential investors should be aware that there are difficulties associated with being a new venture, and the high rate of failure associated with this fact.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability

Prior to completion of our development stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our business development, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because our president has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail

Because we are in the development stage of our business, Mr. Zenith will not be spending a significant amount of time on our business. Mr. Zenith expects to expend approximately 15 hours per week on our business. Competing demands on Mr. Zenith's time may lead to a divergence between his interests and the interests of other shareholders. Mr. Zenith is the founder of a real estate investment management company where he focuses the majority of his time, and none of the work he will be undertaking will directly compete with Mobilis Relocation Services Inc.

Because our president owns approximately 44% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Zenith are inconsistent with the best interests of other stockholders

Mr. Zenith is our president and sole director. He owns approximately 44% of the outstanding shares of our common stock as of the date of this prospectus. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. While we have no current plans with regard to any merger, consolidation or sale of substantially all of its assets, the interests of Mr. Zenith may still differ from the interests of other stockholders. Mr. Zenith owns 1,500,000 common shares for which he paid $0.01 per share.

Because our President and sole director is a Canadian Resident, difficulty may arise in attempting to effect service or process on him in Canada

Because Mr. Zenith our sole director and officer, is a Canadian resident, difficulty may arise in attempting to effect service or process on him in Canada or in enforcing a judgment against Mobilis Relocation Services, Inc.’s assets located outside of the United States.

The success of our business depends on the continued use and growth of the Internet as a commerce platform

The existence and growth of our service depends on the continued acceptance of the Internet as a commerce platform for individuals and enterprises. The internet could possibly lose its viability as a tool to pay for online services by the adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality of service.  The acceptance and performance of the Internet has been harmed by “viruses,” “worms,” and “spy-ware”.  If for some reason the Internet was no longer widely accepted as a tool to pay for online services, the demand for our service would be significantly reduced, which would harm or cause our business to fail.

Because we will rely on a third-party for hosting and maintenance of our website, mismanagement or service interruptions could significantly harm our business

Our website will be hosted and maintained by a third party hosting service.  Any mismanagement, service interruptions, or damage to the data of our company or our customers, could result in the loss of customers, or other harm to our business.

Because we face significant competition our business may fail

Many of our competitors have long operating histories, greater financial, technical, and marketing resources.  Because we face significant competition from other companies offering similar services, the current and possible increase in competition may result in price reductions, reduced gross margins, and could have a material adverse effect on our business, financial condition, and results of operations.

Evolving regulation of the Internet may adversely affect us

As Internet commerce continues to evolve there may be increased regulation by federal, state and/or foreign agencies.  Any new regulations which restrict our business could harm or cause our business to fail.

Risks Related to our Common Stock

We have not paid any dividends and do not foresee paying dividends in the future

Payments of dividends on our common stock is within the discretion of the board of directors and will depend upon future earnings, our capital requirements, financial condition and other relevant factors. We have no plan to declare any dividends in the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2.       PROPERTIES

Executive Offices

Our executive offices are located at 527 15th Avenue SW, Suite 410, Calgary, Alberta, T2R 1R5, Canada. Mr. Zenith, our sole director and officer, currently provides this space to us free of charge. This space may not be available to us free of charge in the future. We do not own any real property.

ITEM 3.       LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “MBSV.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since September 8, 2008. There have been no trades in our shares of common stock since September 8, 2008.

Our transfer agent is Island Stock Transfer, of 100 2nd Avenue, S, Suite 104N, St. Petersburg, FL 33701; telephone number 727.289.0010; facsimile: 727.289.0069.

Holders of our Common Stock

As of June 29, 2009, there were 30 registered stockholders holding 3,400,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended March 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6.       SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operation

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

The budget for phase one is approximately $15,000 to $20,000 and is expected to be completed in August 2009. Mobilis currently has sufficient funds to complete phase one of its plan of operations.

The second phase of the operating plan will begin in September 2009 and will be continuous as it will be focused on the build out of the website to additional market areas.  It is expected that the President of Mobilis will head this effort. Due to the nature of the costs involved and the fact that Mr. Zenith will not be receiving a salary at this time, it is expected that expenses related to phase two to be less than approximately $5,000 - $10,000. The company currently has sufficient cash on hand to fund this phase of its plan of operations. The timeline will depend on the revenues and or funding at that time. If the company begins to generate sufficient revenues it will hire additional staff to facilitate a more rapid assembly of relevant content.

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

We did not earn any revenues from inception through the period ending March 31, 2009.  We do not anticipate earning revenues until such time as our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we will generate any revenue or attain profitability.

We incurred operating expenses in the amount of $35,592 from inception on November 19, 2007 through the period ended March 31, 2009.  These operating expenses were composed of professional fees, and other administrative expenses.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended March 31, 2009 which are included herein.

Our operating results for the years ended March 31, 2009 and 2008 are summarized as follows:

	Years Ended
	March 31,
	2009	2008

Revenue	$-	$-
Operating Expenses	$31,115	4,477
Net Loss	$31,115	$4,477

Revenues

We have not earned any revenues to date, and do not anticipate earning revenues until such time as our website has become fully operational.

Expenses

Our expenses for the years ended March 31, 2009 and 2008 are outlined in the table below:

	Years Ended
	March 31,
	2009	2008

Consulting Expenses	$18,973	$3,000
Professional Fees	11,721	-
Other General and Administrative	421	1,477
Total Expenses	$31,115	$4,477

General and Administrative

The increase in our expenses for the year ended March 31, 2009 compared to March 31, 2008 was primarily due to the costs associated with the filing of our registration statement and development costs.

Professional Fees

Professional fees include our accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and professional fees that we pay to our legal counsel. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements and our preparation and filing of a registration statement with the SEC. Our legal expenses represent amounts paid to legal counsel in connection with our corporate organization.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2009, our company has accumulated losses of $35,592 since inception. We do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended March 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities. Mr. Zenith has agreed  to provide loans to a minimal amount to carry on our legal, accounting and reporting needs.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have been prepared within the framework of the significant accounting policies summarized below:

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Our company is currently evaluating the impact of adopting SFAS 162 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60,” or SFAS 163. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Our company is currently evaluating the impact of adopting SFAS 163 but does not expect that it will have a significant effect on its financial position, cash flows or results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. Our company will assess the impact of FAS 141R in the event it enters into a business combination for which the expected acquisition date is subsequent to the required effective date.

In December 2007, the FASB issued FAS 160, which is effective for fiscal years beginning after December 15, 2008. Under FAS 160, the non-controlling interest will be measured at 100% of the fair value of assets acquired and liabilities assumed. Under current standards, the non-controlling interest is measured at book value. For presentation and disclosure purposes, non-controlling interests will be classified as a separate component of shareholders’ equity. In addition, FAS 160 will change the manner in which increases/decreases in ownership percentages are accounted for. Changes in ownership percentages will be recorded as equity transactions and no gain or loss will be recognized as long as the parent retains control of the subsidiary. When a parent company deconsolidates a subsidiary but retains a non-controlling interest, the non-controlling interest is re-measured at fair value on the date control is lost and a gain or loss is recognized at that time. Finally, under FAS 160, accumulated losses attributable to the non-controlling interests are no longer limited to the original carrying amount, and therefore non-controlling interests could have a negative carrying balance. The provisions of FAS 160 are to be applied prospectively with the exception of the presentation and disclosure provisions, which are to be applied for all prior periods presented in the financial statements. Early adoption is not permitted. Our company has reviewed the standards of FAS 160 and has concluded that it will not have any effect on its financial statements.

In February 2007, the FASB issued No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits Companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for our company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. Our company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for our company would be the fiscal year beginning September 1, 2008. Our company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOBILIS RELOCATION SERVICES INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Shareholders
Mobilis Relocation Services Inc.
Reno, Nevada

I have audited the accompanying balance sheet of Mobilis Relocation Services Inc. as of March 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered an initial loss and has not yet commenced operations.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Mobilis Relocation Services Inc. as of March 31, 2009 and 2008 and the results of its operations, its stockholders’ equity and its cash flows for the year ended March 31, 2009 and the period ended March 31, 2008, in conformity with United States generally accepted accounting principles.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

s/b

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
June 25, 2008

MOBILIS RELOCATION SERVICES INC.
(A Development Stage Company)
Balance Sheet
as at March 31,

ASSETS

	2009	2008

CURRENT ASSETS
Cash and Cash Equivalents	$18,849	$49,964
	18,849	49,964

TOTAL ASSETS	$18,849	$49,964

LIABILITES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITES
Accounts Payable	$1,441	$1,441
	1,441	1,441

Total Liabilities	1,441	1,441

Commitments and contingencies (Note 3)

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 75,000,000 shares authorized,
3,400,000 shares issued and outstanding at March 31, 2009
3,400,000 shares issued and outstanding at March 31, 2008	3,400	3,400
Additional paid-in capital	49,600	49,600
Deficit accumulated in the development stage	(35,592)	(4,477)

Total Stockholders' Equity (Deficit)	17,408	48,523

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,849	$49,964

The accompanying notes are an integral part of these financial statements.

MOBILIS RELOCATION SERVICES INC.
(A Development Stage Company)
Statement of Operations

					For the period
					of Inception,
			For the year	For the period	from Nov. 19,
	For the three months ended		ended	ended	2007 through
	March 31,		March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

Costs and Expenses

Consulting Expense	400	3,000	18,973	3,000	21,973
Professional Fees	1,132	-	11,721	-	11,721
Other General & Administrative	23	1,477	421	1,477	1,898

Total Expenses	1,555	4,477	31,115	4,477	35,592

Operating Loss	(1,555)	(4,477)	(31,115)	(4,477)	(35,592)

Net Income (Loss)	$(1,555)	$(4,477)	$(31,115)	$(4,477)	$(35,592)

Basic and Dilutive net loss per share	$(0.000)	$(0.003)	$(0.009)	$(0.004)

Weighted average number of shares outstanding, basic and diluted	3,400,000	1,680,000	3,400,000	1,145,455

The accompanying notes are an integral part of these financial statements.

MOBILIS RELOCATION SERVICE INC
(A Development Stage Company)
Statements of Cash Flows

					For the period
					of Inception,
				For period	from Nov. 19,
	For the 3 months ended		For the year	ended	2007 through
	March 31,		March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

Cash Flows from Operating Activities
Net Income (Loss)	$(1,555)	$(4,477)	$(31,115)	$(4,477)	$(35,592)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Accounts payable	-	1,441	-	1,441	1,441
Net Cash provided by (used by)
Operating Activities	(1,555)	(3,036)	(31,115)	(3,036)	(34,151)

Cash Flows from Investing Activities
Net Cash (used by)
Investing Activities	-	-	-	-	-

Cash Flows from Financing Activities
Proceeds of sale of Common Stock	-	53,000	-	53,000	53,000
Net Cash provided by
financing Activities	-	53,000	-	53,000	53,000

Net Increase (Decrease) in Cash	(1,555)	49,964	(31,115)	49,964	18,849

Cash at beginning of period	20,404	-	49,964	-	-

Cash at End of Period	$18,849	$49,964	$18,849	$49,964	$18,849

Cash Paid For:
Interest			$-	$-	$-
Income Taxes			$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MOBILIS RELOCATION SERVICES INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Nov. 19, 2007 (Inception)	$-	$-	$-	$-	$-

Common stock issued for cash in
January, 2008 at $0.01 per share	1,500,000	1,500	13,500		15,000
Common stock issued for cash in
February, 2008 at $0.02 per share	800,000	800	15,200		16,000
Common stock issued for cash in
March, 2008 at $0.02 per share	1,100,000	1,100	20,900		22,000
Net loss, period ended March 31, 2008				(4,477)	(4,477)

Balances at March 31, 2008	3,400,000	$3,400	$49,600	$(4,477)	$48,523

Net loss, year ended March 31, 2009				(31,115)	(31,115)

Balances at March 31, 2009	3,400,000	$3,400	$49,600	$(35,592)	$17,408

The accompanying notes are an integral part of these financial statements.

MOBILIS RELOCATION SERVICES INC.

NOTES TO FINANCIAL STATEMENTS

For the year ended March 31, 2009

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

Current Business of the Company

The Company had no material business operations from inception November 19, 2007 to March 31, 2009.  The company formed plans to offer a resource for individual or family relocation / moving needs.  A website has been designed and is in the beta stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.”  SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amounts of the Company’s financial instruments as of March 31, 2009 approximate their respective fair values because of the short-term nature of these instruments.  Such instruments consist of cash, accounts payable and accrued expenses.  The fair value of related party payables is not determinable.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an  operating loss of $31,115  and a negative cash flow of $31,115 for the year ended March 31, 2009.  The company has a shareholders’ equity of $17,408 at March 31, 2009.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, having no operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as November 19, 2007.  Since inception, the Company has incurred an operating loss of $35,592, much of which related to consultants, as a means to generate working capital.  The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since November 19, 2007 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities for the year  ended March 31, 2009.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended March 31, 2009 and the period  ended March 31, 2008.

Numerator:

Basic and diluted net loss per share:

	2009	2008

Net Income (Loss)	$(31,115)	$	(4,477)

Denominator

Basic and diluted weighted average number of shares outstanding	3,400,000		1,145,455

Basic and Diluted Net Loss Per Share	$0.009		$0.004

NOTE 3 – RELATED PARTY TRANSACTIONS

On January 10, 2008 the President and C.E.O., Zachary Zenith, purchased 1,500,000 shares of common stock of the Company at $0.01 per share.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies as at March 31, 2009.

NOTE 5 – CAPITAL STOCK TRANSACTIONS

On January 10, 2008, 1,500,000 shares were issued for cash at $0.01 per share.

In  February, 2008,  800,000 shares were issued for cash at $0.02 per share.

In March, 2008, 1,100,000 shares were issued for cash at $0.02 per share.

At March 31, 2009 the Company had authorized 75,000,000 common shares, of which the total  issued and outstanding was 3,400,000.

NOTE 6 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2009.This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at June 29, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Zacharey Zenith	President, Secretary, Treasurer and a Director	37	Inception

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Zacharey Zenith.  Mr. Zenith is our CEO, CFO, President, Secretary, Treasurer and sole director. Mr. Zenith has extensive experience in the real estate field. Following receipt of a BBA from the University of Winnipeg in 1994, Mr. Zenith completed the real estate 1000 course and worked as a real estate agent for ReMax and Century 21 through 2003, when he completed an accredited Mortgage Broker licence course. In 2004, Mr. Zenith founded Alphabet Financial Corp. (“Alphabet”), a real estate investment management company that is engaged in raising money for real estate development and lending. Since that time, Alphabet has or is in the process of developing $25 million of single and muti family real estate located in Calgary’s inner city and as a private lender to many of Calgary’s mid size builders. Alphabet also manages over $30 million worth of residential and commercial real estate in Calgary.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the director and officer described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The Company’s audit committee is composed of its sole director and officer, Zacharey Zenith.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.      EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended March 31, 2009; and
•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended March 31, 2009 and 2008, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)

Zacharey Zenith(1)	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer and Chief Financial Officer	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Zacharey Zenith has been our president, chief executive officer and chief financial officer since Inception.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at March 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended March 31, 2009 and Year End Option Values

There were no stock options exercised during the year ended March 31, 2009.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended March 31, 2009.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with Mr. Zenith. Generally, Mr. Zenith provides his services on a part-time basis without compensation. Mr. Zenith has agreed not to charge any management fee during the current period prior to the company generating revenues.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of June 29, 2009, there were 3,400,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class Directors and Officers:	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)

Common Stock	Zacharey Zenith 527 15th Ave SW, Suite 410 Calgary, Alberta T2R 1R5	1,500,000	44.12%

Common Stock	Directors and Officers as a group	1,500,000	44.12%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 3,400,000 shares of common stock issued and outstanding as of June 29, 2009.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended March 31, 2009, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,00 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Zacharey Zenith, is also our chief executive officer, president and treasurer. As a result, we do not have any independent directors.

As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended March 31, 2009 and March 31, 2008 for professional services rendered by John Kinross-Kennedy, C.P.A., for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2009	Year Ended March 31, 2008
Audit Fees and Audit Related Fees	$3,300	$1,500
Tax Fees	-	-
All Other Fees	-	-
Total	$3,300	$1,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by John Kinross-Kennedy, C.P.A.. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross-Kennedy, C.P.A.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement, filed on June 13, 2008)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement, filed on June 13, 2008)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOBILIS RELOCATION SERVICES INC.

By	/s/ Zacharey Zenith
Zacharey Zenith
President, Secretary, Treasurer, Chief Executive Officer
and Chief Financial Officer

Date:	June 29, 2009