Form 10-Q
period 2009-09-30
Mobilis Relocation Services Inc.
filed 2009-11-10
CIK 1437491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,400,000 shares of common stock as of November 9, 2009

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The following consolidated interim unaudited financial statements of Mobilis Relocation Services Inc. (the “Company”) for the three month period ended September 30, 2009 are included with this Quarterly Report on Form 10-Q:

(a)	Consolidated Balance Sheets as of September 30, 2009 and March 31, 2009;

(b)
Consolidated Statements of Operations for three months ended September 30, 2009, for the three months ended September 30, 2008, for the six months ended September 30, 2009, for the six months ended September 30, 2008 and for the period from November 19, 2007 (Inception) through September 30, 2009.

(c)
Consolidated Statements of Cash Flows for the three months ended September 30, 2009, for the three months ended September 30, 2008, for the six months ended September 30, 2009, for the six months ended September 30, 2009 and for the period from November 19, 2007 (Inception) through September 30, 2009.

(d)	Statement of Stockholders’ Equity since inception through September 31, 2009.

(e)	Notes to Financial Statements.

MOBILIS RELOCATION SERVICES INC.
(A Development Stage Company)
Balance Sheet

ASSETS

	September 30,	March 31,
	2009	2009
	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$13,130	$18,849

LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITES
Accounts Payable	$1,441	$1,441

Commitments and contingencies (Note 3)

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 75,000,000 shares authorized,
3,400,000 shares issued and outstanding at September 30, 2009
3,400,000 shares issued and outstanding at March 31, 2009	3,400	3,400
Additional paid-in capital	49,600	49,600
Deficit accumulated in the development stage	(41,311)	(35,592)

	11,689	17,408

	$13,130	$18,849

See accompanying notes to interim financial statements.

MOBILIS RELOCATION SERVICES INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period
					of Inception,
					from Nov. 19,
	For the Three months ended		For the Six months ended		2007 through
	September 30,		September 30		Sept. 30
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-

Costs and Expenses

Consulting Expense	800	16,965	1,664	16,965	23,637
Professional Fees	3,756	250	4,006	8,250	15,727
Other General & Administrative	27	100	49	121	1,947

Total Expenses	4,583	17,315	5,719	25,336	41,311

Operating Loss	(4,583)	(17,315)	(5,719)	(25,336)	(41,311)

Net Income (Loss)	$(4,583)	$(17,315)	$(5,719)	$(25,336)	$(41,311)

Basic and Dilutive net loss per share	$(0.001)	$(0.005)	$(0.002)	$(0.007)

Weighted average number of shares
outstanding, basic and diluted	3,400,000	3,400,000	3,400,000	3,400,000

See accompanying notes to interim financial statements.

MOBILIS RELOCATION SERVICE INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

					For the period
					of Inception,
					from Nov. 19,
	For the 3 Months Ended		For the 6 Months Ended		2007 through
	September 30,		September 30,		September 30
	2009	2008	2009	2008	2009

Cash Flows from Operating Activities
Net Income (Loss)	(4,583)	(17,315)	$(5,719)	$(25,336)	$(41,311)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Accounts payable	-	-	-	-	1,441
Net Cash provided by (used by) Operating Activities	(4,583)	(17,315)	(5,719)	(25,336)	(39,870)

Cash Flows from Investing Activities
Net Cash (used by) Investing Activities	-	-	-	-	-

Cash Flows from Financing Activities
Proceeds of sale of Common Stock	-	-	-	-	53,000
Net Cash provided by financing Activities	-	-	-	-	53,000

Net Increase (Decrease) in Cash	(4,583)	(17,315)	(5,719)	(25,336)	13,130

Cash at beginning of period	17,713	41,943	18,849	49,964	-

Cash at End of Period	$13,130	$24,628	$13,130	$24,628	$13,130

Cash Paid For:
Interest	$-	$-	$-	$-	$-
Income Taxes	$-	$-	$-	$-	$-

See accompanying condensed to interim financial statements.

MOBILIS RELOCATION SERVICES INC.
(A Development Stage Company)
Statement of Stockholders' Equity
(Unaudited)

				Accumulated
			Additional	Deficit During
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances at Nov.19, 2007 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash in
January, 2008 at $0.01 per share	1,500,000	1,500	13,500		15,000
Common stock issued for cash in
February, 2008 at $0.02 per share	800,000	800	15,200		16,000
Common stock issued for cash in
March, 2008 at $0.02 per share	1,100,000	1,100	20,900		22,000
Net loss, period ended March 31, 2008				(4,477)	(4,477)

Balances at March 31, 2008	3,400,000	$3,400	$49,600	$(4,477)	$48,523

Net loss, year ended March 31, 2009				(31,115)	(31,115)

Balances at March 31, 2009	3,400,000	$3,400	$49,600	$(35,592)	$17,408

Net Loss, 6 months ended September 30, 2009				(5,719)	(5,719)

Balances at September 30, 2009	3,400,000	$3,400	$49,600	$(41,311)	$11,689

See accompanying condensed to interim financial statements.

MOBILIS RELOCATION SERVICES INC.

NOTES TO FINANCIAL STATEMENTS
For the six months ended September 30, 2009
(Unaudited)

1.	Basis of Presentation and Nature of Operations

The unaudited interim financial statements as of and for the six months ended September 30, 2009 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.  These unaudited interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end March 31, 2008 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended September 30, 2009 are not necessarily indicative of results for the entire year ending March 31, 2010.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company had an  operating loss of $5,719 and a negative cash flow of $5,719 for the six months ended September 30, 2009.  The company has a shareholders’ equity of $11,689 at September 30, 2009.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease development of operations.

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

Development-Stage Company

The Company is considered a development-stage company, having no operating revenues during the period presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7.  SFAS No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as November 19, 2007.  Since inception, the Company has incurred an operating loss of $41,311, much of which related to consultants, as a means to generate working capital.  The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since November 19, 2007 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

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

Earnings (Loss) Per Share

Statement of Financial Accounting Standards No. 128 “Earnings Per Share” requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share (“Diluted EPS”) is similarly calculated using the treasury stock method except that the denominator is increased to reflect the potential dilution that would occur if dilutive securities at the end of the applicable period were exercised. There were no potential dilutive securities for the three months ended September 30, 2009.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended September 30, 2009 and 2008.

Numerator:

Basic and diluted net loss per share:
	2009	2008

Net Income (Loss)	$(5,719)	$(25,336)

Denominator

Basic and diluted weighted average number of shares outstanding	3,400,000	3,400,000

Basic and Diluted Net Loss Per Share	$0.002	$0.007

3.	Related Party Transactions

On January 10, 2008 the President and C.E.O., Zachary Zenith, purchased 1,500,000 shares of common stock of the Company at $0.01 per share.

4.	Commitments and Contingencies

There were no commitments or contingencies as at September 30, 2009.

5.	Capital Stock Transactions

At September 30, 2009 the Company had authorized 75,000,000 common shares, of which the total  issued and outstanding was 3,400,000.

6.	Litigation

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

Our Operations

Our plan of operations is a three stage program as follows:

Mobilis has commenced phase I that will be dedicated to the following activities.

●	Design and construction of the Mobilis website, which will include an ecommerce capability,

●	Establishing merchant relationships with Paypal and credit card companies,

●	With an initial focus on at least one major market area, developing extensive lists of various industry suppliers (i.e. see “The Mobilis Relocation Service” above for types and examples).

●	Developing detailed marketing techniques and plans that will appeal to consumers.

●	Go live with its website.

The budget for phase one is approximately $15,000 to $20,000 and is expected to be completed in Winter 2009. Mobilis currently has sufficient funds to complete phase one of its plan of operations.

The second phase of the operating plan will begin in Spring 2009 and will be continuous as it will be focused on the build out of the website to additional market areas.  It is expected that the President of Mobilis will head this effort. Due to the nature of the costs involved and the fact that Mr. Zenith will not be receiving a salary at this time, it is expected that expenses related to phase two to be less than approximately $5,000 - $10,000. The company currently has sufficient cash on hand to fund this phase of its plan of operations. The timeline will depend on the revenues and or funding at that time. If the company begins to generate sufficient revenues it will hire additional staff to facilitate a more rapid assembly of relevant content.

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

We did not earn any revenues from inception through the period ending September 30, 2009.  We do not anticipate earning revenues until such time as our website is fully operational. We are presently in the development stage of our business and we can provide no assurance that we will generate any revenue or attain profitability.

We incurred operating expenses in the amount of $41,311 from inception on November 19, 2007 through the period ended September 30, 2009.  These operating expenses were composed of professional fees, and other administrative expenses.

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

Item 2.       Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended September 30, 2009.

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the quarter of our fiscal year ending September 30, 2009.

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

Date: November 9, 2009