Form 10-K
period 2009-12-31
Magnolia Solar Corp
filed 2010-03-31
CIK 1437491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 333-151633

Magnolia Solar Corporation
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	39-2075693 (I.R.S. Employer Identification No.)

54 Cummings Park, Suite 316 Woburn, MA (Address of principal executive offices)	01801 (Zip Code)

Registrant’s telephone number, including area code (781) 497-2900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                           Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed fiscal year was $48,581,295.

As of March 31, 2010, there were 23,905,000 shares of Common Stock, par value $0.001 per share, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

MAGNOLIA SOLAR CORPORATION AND SUBISIDIARIES

ii

PART I

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements related to Magnolia Solar Corporation’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) Magnolia Solar Corporation’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of Magnolia Solar Corporation; (ii) Magnolia Solar Corporation’s plans and results of operations will be affected by Magnolia Solar Corporation’s ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in Magnolia Solar Corporation’s filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this report.

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our goods and services;

●	competitive factors in the industries in which we compete;

●	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);

●	the outcome of litigation and governmental proceedings;

●	interest rate fluctuations and other changes in borrowing costs;

●	other capital market conditions, including availability of funding sources;

●	potential further impairment of our indefinite-lived intangible assets and/or our long-lived assets; and

●	changes in government regulations related to the broadband and Internet protocol industries.

Item 1. Business.

Overview

Magnolia Solar Corporation, through its wholly-owned subsidiary, Magnolia Solar, Inc., is principally engaged in the commercialization of its nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures.  This technology has the ability to capture a larger part of the solar spectrum to produce high-efficiency solar cells, and incorporates a unique nanostructure-based antireflection coating technology to further increase the solar cell's performance, thereby reducing the cost per watt.

Magnolia Solar is focused on becoming a highly competitive, low cost provider of thin-film photovoltaic modules for terrestrial applications for defense and commercial markets.  For commercial applications, Magnolia's primary goal is to introduce modules that offer significant cost savings per watt over traditional silicon-based solar cells.  Its technology solution addresses both electrical grid and distributed power requirements such as residential electrical power, lighting, heating, and traffic control.

Corporate History

The Company was incorporated as a Nevada corporation on November 19, 2007 with a mission of becoming a leading resource for an individual or family’s relocation / moving needs.. On December 31, 2009, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Magnolia Solar, Inc., a privately-held Delaware corporation (“Magnolia Solar”), and Magnolia Solar Acquisition Corp., our newly-formed, wholly-owned Delaware subsidiary (“Acquisition Sub”).  Upon the closing of the transaction contemplated by the Merger Agreement, Acquisition Sub merged with and into Magnolia Solar, and Magnolia Solar, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”).  Immediately following the Merger we transferred all of our pre-Merger assets and liabilities to our wholly-owned subsidiary Mobilis Relocation Services Holdings, Inc. (“SplitCo”).  Thereafter, we transferred all of the outstanding capital stock of SplitCo to certain of our stockholders in exchange for the cancellation of 1,500,000 shares of our common stock (the “Split-Off”).  Thereafter, the Company filed a Certificate of Change to its Articles of Incorporation in order to affect a forward split of the number of authorized shares of common stock which it is authorized to issue, and of its issued and outstanding shares in a ratio of 1.3157895:1 (the “Forward Split”).  In addition, the Company's wholly-owned subsidiary, Magnolia Solar Corporation, a Nevada corporation, was merged into and with the Company.  In connection with the merger, the Company's name was changed from "Mobilis Relocation Services Inc." to "Magnolia Solar Corporation" (the “Name Change”).  Following the Merger, Split-Off, Forward Split and Name Change, the Company discontinued its former business and succeeded to the business of Magnolia Solar as its sole line of business.

Magnolia Solar, Inc. is a development-stage company that was formed in Delaware in January 2008.  Since its inception, Magnolia has focused on the development of thin film, high efficiency solar cells.  Magnolia’s technology is being developed to be utilized in power generation for electrical grids as well as local applications including lighting, heating, traffic control, irrigation, water distillation, and other residential, agricultural and commercial applications. Magnolia intends to become a highly competitive, low cost provider of terrestrial photovoltaic cells for both civilian and military applications.  These cells will be based on low cost substrates such as glass and polymers. Magnolia’s primary goal is to introduce a product which offers significant cost savings per watt over traditional silicon based solar cells.   To date, Magnolia Solar has not generated material revenues or earnings as a result of its activities.

Description of Business

Magnolia Solar’s mission is to commercialize its nanotechnology-based, high efficiency, thin film technology that can be deposited on glass and other flexible structures. This technology has the ability to capture a larger part of the solar spectrum to produce high efficiency solar cells, and incorporates a unique nanostructure-based antireflection coating technology to further increase the solar cell’s efficiency thereby reducing the cost per watt.

Magnolia Solar is in the process of filing patents to protect its intellectual property and adding key technical personnel to validate and commercialize these solar cell technologies. Magnolia’s goal is to increase its solar cells’ efficiency from the present thin film solar cell efficiency of 8%-10% to greater than 15% in a commercial environment at less than $1 per watt.

On November 4, 2009, Magnolia Solar received a purchase order for the first phase of a $1 million award from the New York State Energy Research and Development Authority (“NYSERDA”).  This award is to develop advanced thin-film solar cells in partnership with the College of Nanoscale Science and Engineering (“CNSE”) at the University of Albany.

Magnolia Solar is continuing to work with various federal agencies including DOE, NSF and DoD to fund advances in solar cell technology development and to continue to improve solar cell performance and stay ahead of the competition using federal and state funds.

In addition, Magnolia Solar will benefit from the critical technologies being developed by Magnolia Optical Technologies, Inc. Magnolia Optical Technologies Inc. has been at the forefront of pioneering the development of thin film, optical, and advanced solar cell technologies for high efficiency solar cells using nano-materials and technologies to use Ultraviolet, Visible and Infrared part of the electromagnetic spectrum for imaging and solar cell applications for Defense and Terrestrial Application. Magnolia Optical Technologies, Inc., a Delaware Corporation, has been in business since May 2000 and is a Government-approved contractor for advanced technology developments.

Magnolia Optical has, to date, received over $6 million funding support from Defense Advanced Research Projects Agency (DARPA) and other Department of Defense (DOD) agencies, NASA and NSF to fund the development of the advanced nanostructure-based technologies for optical and solar cell applications.

Magnolia Optical has an agreement with Magnolia Solar for a no-cost license for solar cell applications. In return, Magnolia Optical shareholders received an aggregate of 21,330,000 shares of Magnolia Solar common stock.  This arrangement will allow Magnolia Solar to develop and commercialize the high efficiency solar cells for terrestrial and defense applications. At the same time, Magnolia Solar will continue to benefit from the technology pipeline from Magnolia Optical of future product improvements.

Magnolia Technology

Magnolia has developed thin film-based technology that also uses nanotechnology-based components to substantially enhance solar cell efficiency. Magnolia plans to use low-cost substrates for solar cell fabrication that are substantially cheaper than conventional silicon substrates.  Magnolia plans to use glass and polymer-based flexible substrates that are low cost and are available in large sizes, thereby bringing down the cost of thin film solar cells compared to those with silicon substrates. This technology will utilize higher absorption of the solar spectrum to produce high-efficiency solar cells. Magnolia’s goal is to increase solar cell efficiency while using the lower cost processes to keep the future production costs low with a goal of one dollar per watt. Magnolia is in the process of filing patents to protect its intellectual property and add key technical personnel to validate and commercialize these solar cell technologies.

Industry Overview and Market Opportunity

Solar electric power or photovoltaic (PV) technology is the conversion of sunlight directly into electricity. The solar cells available today use semiconducting materials (similar to those used in computer chips and flat panel displays) such as silicon.  These cells are the basic building blocks of complete systems.  To provide useful amounts of power, the cells are wired together in varying numbers to create solar modules (also called panels).

A typical rooftop residential system may have one or two dozen modules.  PV converts sunlight into electricity, with no moving parts, consuming no fuel, and creating no pollution.  It is a distributed energy resource that can improve grid reliability, lower distribution and transmission costs, and be sited at the point of use with minimal or no environmental impact.  Currently, over 2,000 MW of modules are being manufactured annually worldwide.  More than 90% of these are made from silicon.  Magnolia Solar intends to be the premier commercial manufacturer of thin film PV modules.

Solar Cell Technology Overview

The solar market consists of two major technology segments—crystalline silicon solar cells and thin film solar cells. This section provides a brief overview of the crystalline silicon solar cells and thin film solar cells on the market today.

Crystalline Silicon Solar Cells

The solar photovoltaic market is dominated by the crystalline silicon (c-Si) technology that was developed in the '60s for the space race and then converted for commercial use during the energy crunch of the '70s. Today, over 85 percent of solar cells and solar panels are made with silicon wafers. There are several different types of silicon that are being used in solar cell and panel production. These include single crystal silicon, poly-crystalline cells and ribbon silicon solar cells. Representative companies employing varying types of crystal silicon material can be broken down as follows:

–	Single Crystal Silicon (Sun power, Suntech Power etc.)
–	Poly-crystalline Cells (Canadian Solar etc.)
–	Ribbon Silicon cells ( Schott Solar, Evergreen Solar)

One of the serious limitations faced by manufacturers of crystalline silicon based solar cells is the shortage of raw silicon material. These companies are competing against microprocessor and electronic circuit device manufacturer for silicon wafers. Even though there are efforts underway to expand the silicon output, it does appear that it will be many years before enough capacity is in place for supply to match demand in the marketplace. The silicon solar cells quality depends on the efficiency which ranges from 14 to 18 percent, with higher performance obtained by using higher quality crystalline silicon.
Energetic radiation from the sun, reaching the Earth’s surface, includes ultra-violet, infrared and visible light. Silicon technology chiefly allows absorption of the visible part of the spectrum.  Magnolia’s thin film solar cell design is being designed to enhance absorption in the UV spectrum and will be able to provide electricity more efficiently in hazy weather and very hot days using IR energy.

  Thin Film Solar Cells

Thin film solar cells are gaining popularity owing to their ability to tailor the spectrum performance to take advantage of a broader range of the sun’s spectrum than silicon can utilize. There are several different thin film technologies that are under development for both the military satellite market and the terrestrial market. The varieties of thin film solar technologies undergoing commercialization include:
–	Multi-junction GaAs cells for space ( Boeing, Emcore)
–	CIGS Cells ( Ascent Solar, Daystar, Nanosolar)
–	CdTe /CdS Cells ( First Solar)
–	Amorphous-silicon thin film solar cells (Energy Conversion Devices)

There are second-generation, thin-film technologies that are under development that can provide higher solar cell efficiency. Thin-film solar cell technologies have steadily gained market share from the incumbent crystalline silicon producers owing to low manufacturing cost. Forbes reports that “Shipments of thin-film photovoltaic modules more than doubled between 2004 and 2005, by EIA estimates. Meanwhile, RBC projects thin film solar panels will continue to increase their market share from 6.5% today to 19% by 2011.

Magnolia Solar Cell Approach

We have pioneered the development of thin film, highly efficient, solar cells that will be utilized to produce low cost, renewable energy. Our proprietary technology incorporates nano-materials and technologies that were developed under sponsorship by DARPA, NASA and the Department of Defense. We utilize a nanostructure-based approach in the development of high-efficiency thin film solar cells.  Our technology is designed to permit absorption across a broader spectrum of light.

We start with a “substrate” of Transparent Conducting Oxides (“TCO’) -coated glass. An anti-reflection coating technology being developed will be incorporated on the top surface of the glass to minimize reflection losses at the air interface. The TCO layer requires both high optical transmission and low sheet resistance and acts as a top contact for the solar cell.

 Light trapping can dramatically improve solar cell performance by increasing the optical path length of photons within the thin film absorber layers. An ideal middle coating would be transparent, highly conductive, and minimize reflection losses due to differences in the index of refraction between the TCO-coated glass and silicon thin film. Moreover, it would increase the optical path length by diffusing light entering the thin film and reflecting light trying to escape the absorber layers. Textured TCO films can act as a light diffuser. Prof. Schubert’s work is being leveraged to create a film that acts as an anti-reflective (AR) coating in one direction and as a reflector in the opposite direction.

To further enhance the performance of the thin film solar cell, bottom contact should also reflect unabsorbed light back into the silicon-Germanium (SiGe) thin film. This will diffuse the light as well, maximizing the optical path length in the absorber layers. Silicon thin film layers could contain both amorphous and microcrystalline layers. The p-type layer is almost always placed next to the TCO layer because of ultra-low hole mobility in amorphous silicon. In addition to changes in crystalline content, band gap engineering can be accomplished by adding Germanium or carbon to the silicon. SiGe alloys have a lower energy-gap and are anticipated to increase absorption.

We believe that SiGe based thin film solar cells will be superior to both amorphous silicon and thin crystalline silicon solar cells.  Our approach of using SiGe thin films will extend the absorption range of the solar cells to include infrared bands and potentially up to 1.6 micrometers in the infrared compared with Silicon that only absorbs up to 0.9 micrometers. We expect that with SiGe thin film solar cells, we will be able to achieve efficiencies to 14-15 percent, comparable to crystalline silicon solar cells that use bulk silicon. Our use of TCO glass as substrate will allow for low cost ways of achieving high efficiency thin film solar cells.

Customers

As we commence the production of our solar cells, we expect to target federal civilian and military agencies and institutional commercial customers including large corporations, non-governmental organizations, universities and solar powered electric generating stations. We anticipate that the federal government will be a key customer as a result of government mandates that require federal agencies to improve their energy efficiency.

Federal Mandates

Federal agencies must meet energy management and renewable energy guidelines set forth in the Energy Policy Act of 2005 ("EPACT"), Executive Order 13423 "Strengthening Federal Environmental, Energy and Transportation Management" ("EO 13423") and related regulations. In particular, EPACT directs that the following percentages of an agency's energy consumption come from renewable energy sources:

•	3% or more in fiscal years 2007 through 2009
•	5% or more in fiscal years 2010 through 2012, and
•	7.5% or more by 2013.

EO 13423, on the other hand, orders federal agencies to improve energy efficiency and reduce greenhouse gas emissions by 3% annually through fiscal year 2015 or by 30% by fiscal year 2015, relative to their energy use and emissions in fiscal year 2003. EO 13423 also mandates that federal agencies use sustainable practices when purchasing products and services. Implementing instructions issued by the Department of Energy require that agencies give preference in their procurement and acquisition programs to energy produced from renewable sources. At least half of the renewable energy consumed by an agency must come from renewable power sources placed into service after January 1, 1999.

Environmental, Health and Safety Regulations

We will use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our manufacturing activities. We are subject to a variety of federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials. We are also subject to occupational health and safety regulations designed to protect worker health and safety from injuries and adverse health effects from exposure to hazardous chemicals and working conditions. If we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Solar Energy Industry

We believe that economic and national security issues, technological advances, environmental regulations seeking to limit emissions by fossil fuel, air pollution regulations restricting the release of greenhouse gasses, aging electricity transmission infrastructure and depletion and limited supply of fossil fuels, has made reliance on traditional sources of fuel for generating electricity less attractive. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the U.S., EPACT enacted a 30% investment tax credit for solar, and in January 2006 California approved the largest solar program in the country's history that provides for long term subsidies in the form of rebates to encourage use of solar energy where possible.

Government Subsidies and Incentives

Various subsidies and tax incentive programs exist at the federal and state level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost of size of a customer's solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer's taxes at the time the taxes are due. Under net metering programs, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer "lends" electricity to the grid, retrieving an equal amount of power at a later Net time metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills. In addition, several states have adopted renewable portfolio standards, which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.

Despite the benefits of solar power, there are also certain risks and challenges faced by solar power. Solar power is heavily dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue. Decrease in the level of rebates, incentives or other governmental support for solar energy would have an adverse affect on our ability to sell our products.

Employees

As of December 31, 2009, we had three employees.  We consider our employees relations to be excellent.

Item 1A.  Risk Factors.
 Risk Factors
There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to our Business

We have a limited operating history upon which an evaluation of our prospects can be made. We may never achieve profitability.

We were organized on January 8, 2008, and have had only limited operations since our inception upon which to evaluate our business prospects. As a result, investors do not have access to the same type of information in assessing their proposed investment as would be available to purchasers in a company with a history of prior operations. Although the technology for solar cells we are commercializing has been developed by the licensing company under federal funding over the last nine years, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management’s potential underestimation of initial and ongoing costs. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We will need significant additional capital, which we may be unable to obtain.

We have very limited funds. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the renewable energy industry, and the possibility that we may not be profitable during the early years due to spending on the process development for our technology, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

There is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue, which may cause the value of the Company to decrease, thereby potentially causing our stockholders to lose their investment.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expansion of manufacturing operations to meet projected demand. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of our senior management, especially Dr. Ashok K. Sood, our President and Chief Executive Officer and Dr. Yash R. Puri, our Executive Vice President and Chief Financial Officer. The loss of either Dr. Sood or Dr. Puri, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. Although we have employment contracts with Dr. Sood and Dr. Puri, if either left us, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience.

We may be unable to complete our development, manufacturing and commercialization plans, and the failure to do so will significantly harm our business plans, prospects, results of operations and financial condition.

Commercializing our planned solar modules and processes depends on a number of factors, including but not limited to:

•	further product and manufacturing process development;
•	development of certain critical tools and large scale production capabilities;
•	completion, refinement and management of our supply chain;
•	completion, refinement, and management of our distribution channels;
•	demonstration of efficiencies that will make our products attractively priced; and
developing an adequate sales force and sales channels necessary to distribute our products and achieve our desired revenue goals.

We do not have any history in carrying out any of the foregoing tasks although the management team has experience in managing these factors in other companies, and, as such, we cannot assure investors that the strategies we intend to employ will enable us to support the large-scale manufacturing of commercially desirable solar modules.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth. We currently maintain nominal administrative and personnel capacity due to the startup nature of our business, and our expected growth may impose a significant burden on our future planned administrative and operational resources. The growth of our business may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified management and other personnel. Failure to do so or satisfy such increased demands would interrupt or would have a material adverse effect on our business and results of operations.

Our products have never been sold on a mass market commercial basis, and we do not know whether they will be accepted by the market.

According to the International Energy Agency, global production of electricity was about 19,000 terawatt hours in 2006 of which less than 1 percent came from solar photovoltaic sources. Solarbuzz reports in the MarketbuzzTM 2008 and 2009 reports that new installations to produce electricity from solar photovoltaics grew at 62% in 2007 to 2,826 MW and at 110% in 2008 to 5.95 GW. Even with this high growth rates of new installations, the total solar electricity production capacity remains well below one percent of the world consumption of electricity. Thus, the solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If our products are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer. Moreover, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our proposed products and our ability to sell our products at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including, but not limited to:

•	failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;
•	competition from conventional energy sources and alternative distributed generation technologies, such as wind energy;
•	failure to develop and maintain successful relationships with suppliers, distributors and strategic partners; and
•	customer acceptance of our products.

If our proposed products fail to gain sufficient market acceptance, our business plans, prospects, results of operations and financial condition will suffer.

We could become involved in intellectual property disputes that create a drain on our resources and could ultimately impair our assets.

We rely on our own proprietary technology for solar cells, trade secrets, and our industry expertise and knowhow for our product. We do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of money to defend a claim, develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even if without merit, could result in substantial costs and diversion of our resources and could materially and adversely affect our business and operating results.

We are exposed to risks associated with product liability claims in the event that the use or installation of our products results in injury or damage, and we have limited insurance coverage to protect against such claims.

Since our products are electricity-producing devices, it is possible that users could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. As a planned manufacturer of products that will be used by consumers, we will face an inherent risk of exposure to product liability claims or class action suits in the event that the use of the solar power products we sell or install results in injury or damage. We are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, to the extent that a claim is brought against us we may not have adequate resources in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages which could have a materially adverse effect on our financial results.

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.

Our end products have no toxic materials. However, we use chemicals in the manufacturing process that are widely used by the semiconductor and other industries in producing our finished product. Therefore, we are subject to a variety of federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the use, handling, generation, processing, storage, transportation and disposal of, or human exposure to, hazardous and toxic materials, the discharge of pollutants into the air and water, and occupational health and safety. We are also subject to environmental laws that allow regulatory authorities to compel, or seek reimbursement for, cleanup of environmental contamination at sites now or formerly owned or operated by us and at facilities where our waste is or has been disposed. We may incur significant costs and capital expenditures in complying with these laws and regulations. In addition, violations of, or liabilities under, environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims, cleanup costs or other costs. Also, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions or non-compliance may require expenditures that could have a material adverse effect on our business, results of operations and financial condition. Further, greenhouse gas emissions have increasingly become the subject of international, national, state and local attention. Although fixture regulations could potentially lead to an increased use of alternative energy, there can be no guarantee that such future regulations will encourage solar technology. Given our limited history of operations, it is difficult to predict future environmental expenses.

Risks Relating to Our Industry

The reduction or elimination of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for our solar modules, lead to a reduction in our net sales and harm our operating results.

The reduction, elimination or expiration of government subsidies and economic incentives for solar electricity could result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, which would negatively affect the growth of the solar energy industry overall and our net sales specifically. We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government and economic incentives. Currently the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. As a result, federal, state and local governmental bodies in many countries have provided subsidies in the form of tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products. Many of these government incentives could expire, phase-out over time, exhaust the allocated funding or require renewal by the applicable authority. Even though the price of electricity from conventional sources continues to rise, a reduction, elimination or expiration of government subsidies and economic incentives for solar electricity could result in the diminished competitiveness of solar energy, which would in turn hurt our sales and financial condition.

Technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline.

The solar power market is characterized by continually changing technology requiring improved features, such as increased efficiency, higher power output and lower price. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our revenues to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. A variety of competing solar power technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our revenues would not significantly increase and we would be unable to achieve or sustain profitability.

Solarbuzz reports in the MarketbuzzTM 2008 and 2009 reports that new installations to produce electricity from solar photovoltaics grew at 62% in 2007 to 2,826 MW and at 110% in 2008 to 5.95 GW. However, the global solar electricity production capacity remains well below one percent of the world consumption of electricity. Thus, the market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;
•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;
•	success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;
•
fluctuations in economic and market conditions that impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	capital expenditures by customers that tend to decrease when the United States or global economy slows;
•	continued deregulation of the electric power industry and broader energy industry; and
•	availability of government subsidies and incentives.

We face intense competition, and many of our competitors have substantially greater resources than we do.

We operate in a competitive environment that is characterized by price fluctuation and technological change. We compete with major international and domestic companies. Some of our current and potential competitors have greater market recognition and customer bases, longer operating histories and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. In addition, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of solar and solar-related products than we can.

Our business plan relies on sales of our solar power products and our competitors with more diversified product offerings may be better positioned to withstand a decline in the demand for solar power products. Some of our competitors own, partner with, have longer term or stronger relationships with solar cell providers that could result in them being able to obtain solar cells on a more favorable basis than us. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

We may be vulnerable to the efforts of electric utility companies lobbying to protect their revenue streams and from competition from solar power systems.

Electric utility companies could lobby for a change in the relevant legislation in their markets to protect their current revenue streams. Any adverse changes to the regulations and policies of the solar energy industry could deter end-user purchases of solar power products and investment in the research and development of solar power technology. In addition, electricity generated by solar power systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Even though new conventional power plants to meet peak hour electricity demand may require lengthy permitting and construction process, utilities could modify their peak hour pricing policies to such as flat rate pricing.  This would require solar power systems to achieve lower prices in order to compete with the price of electricity. Any changes to government regulations or utility policies that favor electric utility companies could reduce our competitiveness and cause a significant reduction in demand for our products.

A drop in the retail price of conventional energy or non-solar alternative energy sources may negatively impact our profitability.

There is a general global awareness to reduce emission of carbon dioxide and other greenhouse gases that harm the environment which is driving the demand for renewable sources of energy. In spite of that, we believe that a customer’s decision to purchase or install solar power capabilities is primarily driven by the cost of electricity from other sources and their anticipated return on investment resulting from solar power systems. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability. Changes in utility electric rates or net metering policies could also have a negative effect on our business.

Existing regulations and changes to such regulations concerning the electrical utility industry may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of; or further investment in the research and development of; alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric gild or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safely, environmental protection, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

Risks Relating to our Organization and our Common Stock

As a result of the Merger, Magnolia Solar became a subsidiary of ours and since we are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing its ability grow.

As a result of the Merger, Magnolia Solar became a subsidiary of ours and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if Magnolia Solar had remained privately held and did not consummate the Merger.  In addition, we will incur substantial expenses in connection with the preparation of the registration statement and related documents required under the terms of the Private Placement that require us to register the shares of common stock included in the units and the Warrant Shares.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We will need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and interfere with the ability of investors to trade our securities and for our shares to continue to be quoted on the OTC Bulletin Board or to list on any national securities exchange.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these rules and regulations to increase our compliance costs in 2010 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on behalf of our post-Merger company.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•
limited “public float” following the Merger, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock (particularly following effectiveness of the resale registration statement required to be filed in connection with the Private Placement);

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results; and

•	inability to develop or acquire new or needed technology.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our shares of common stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things.  We will take certain steps including utilizing investor awareness campaigns, press releases,  road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board, however, we cannot be sure that such quotations will continue.  As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE Amex, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange.  We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in the Private Placement upon the effectiveness of the registration statement required to be filed, or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  In addition, the shares of common stock underlying the notes and warrants sold in the private placement will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers will own or control a significant percentage of the common stock following the Merger and completion of the Private Placement.  Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock.  Following the Merger, our current officers and directors own an aggregate of 12,312,000 shares of our common stock  or a total of approximately 67.98% of the voting power of all our outstanding shares of stock.  The interests of such persons may differ from the interests of our other stockholders, including purchasers of units in the Private Placement.  As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including purchasers in the Private Placement, may vote, including the following actions:

▪	to elect or defeat the election of our directors;

▪	to amend or prevent amendment of our Certificate of Incorporation or By-laws;

▪	to effect or prevent a merger, sale of assets or other corporate transaction; and

▪	to control the outcome of any other matter submitted to our stockholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Exercise of options and warrants may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2009, we had (i) outstanding warrants to purchase 2,660,000 shares of our common stock at an exercise price of $1.25 per share, (ii) outstanding placement agent warrants to purchase 725,300 shares of our common stock (512,000 of which were issued in connection with the Private Placement and 213,300 of which were issued in connection with the engagement of the placement gent) at an exercise price of $1.05 per share, and (iii) outstanding notes which are convertible into an aggregate of 2,660,000 shares of our common stock at a conversion price of $1.00 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

We lease our Woburn, Massachusetts headquarters, consisting of approximately 360 square feet of office space, at $350 per month. The lease expires on August 30, 2012.  We also lease office space in the Albany Nanotech Center of the College of Nanoscale Science and Engineering in Albany, New York. This office space consists of approximately 430 square feet at a monthly rent of $1,041.80, and the lease expires on January 31, 2013.

Item 3. Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not presently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 4. Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the OTC Bulletin Board from September 5, 2008 through February 5, 2010 under the symbol MBSV.OB. Since February 6, 2010 our common stock has been listed on OTC Bulletin Board under the symbol MGLT. Prior to February 8, 2010, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, and the high and low sales prices as reported on OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
FISCAL YEAR 2009	HIGH		LOW
First Quarter	$	_	$	_
Second Quarter	$	_	$	_
Third Quarter	$	_	$	_
Fourth Quarter	$	_	$	_

FISCAL YEAR 2008	HIGH		LOW
First Quarter	$	_	$	_
Second Quarter	$	_	$	_
Third Quarter	$	_	$	_
Fourth Quarter		$0.548		$0.548

There were no reported sales of our common stock on the OTC Bulletin Board during the year ended December 31, 2009.  On March 30, 2010, the last reported sales price was $0.90. According to the records of our transfer agent, as of March 25, 2010, there were approximately 91 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prior to December 31, 2009, we were a public shell company, as defined by the SEC without material assets or activities.  On December 31, 2009, we completed a reverse merger pursuant to which a wholly-owned subsidiary of ours merged with an into a privately-held Delaware corporation, Magnolia Solar.  For financial reporting purposes, Magnolia Solar and not the public shell company is considered the acquirer.

Overview

Magnolia Solar, Inc. is a development-stage company that was formed in Delaware in January 2008.  Since its inception, Magnolia has focused on the development of thin film, high efficiency solar cells.  Magnolia’s technology is being developed to be utilized in power generation for electrical grids as well as local applications including lighting, heating, traffic control, irrigation, water distillation, and other residential, agricultural and commercial applications. Magnolia intends to become a highly competitive, low cost provider of terrestrial photovoltaic cells for both civilian and military applications.  These cells will be based on low cost substrates such as glass and polymers. Magnolia’s primary goal is to introduce a product which offers significant cost savings per watt over traditional silicon based solar cells.   To date, Magnolia Solar has not generated material revenues or earnings as a result of its activities.  As a result of the Merger, Magnolia Solar became a wholly-owned subsidiary of the Company and the Company succeeded to the business of Magnolia Solar as its sole line of business.

Results of Operations

Our revenues are derived from professional services contracts to dewater dredged material, including fine-grained sediment, for lake and waterway restoration.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

Currently the Company is in its development stage and has recorded $54,135 of revenue for the year ended December 31, 2009 and no revenues for the period January 8, 2008 (Inception) through December 31, 2008. The Company anticipates emerging from the development stage in fiscal 2010.

Cost of Revenues

Cost of revenues for the year ended December 31, 2009 were $28,832 as compared to $0 for the period January 8, 2008 (inception) through December 31, 2008.  Cost of revenues for the year ended December 31, 2009 were comprised of direct labor and direct travel.

Operating Expenses

Indirect Labor, Benefits, and General and Administrative Expenses

Indirect labor and benefits expenses for the year ended December 31, 2009 were $89,904 as compared to $30 for the period January 8, 2008 (inception) through December 31, 2008.  Indirect labor and benefits for the year ended December 31, 2009 were comprised of wages for the administrative staff, payroll taxes, health insurance, indirect travel other administrative expenses and provision for vacation time.

Professional Fees
Professional fees for the year ended December 31, 2009 were $75,246 as compared to $15,000 for the period January 8, 2008 (inception) through December 31, 2008, an increase of $60,246.  Professional fees for the year ended December 31, 2009 were comprised of accounting and legal fees associated with the reverse merger.

Amortization Expense

Amortization expense for the year ended December 31, 2009 were $35,650 as compared to $23,767 for the period January 8, 2008 (inception) through December 31, 2008, an increase of $11,883.  Amortization expense for both periods were comprised of amortization of the license fee paid for the technology license.

Net Loss

Our net loss increased by $139,094 to $177,998 for the year ended December 31, 2009, compared to $38,904 for the period January 8, 2008 (Inception) through December 31, 2008. This is due to costs associated with acquiring technology license and the accounting and legal fees associated with the reverse merger.

Liquidity and Capital Resources

As of December 31, 2009, we had $682,715 of working capital as compared to a working capital deficit of ($10,137) as of December 31, 2008. The increase in working capital was due primarily to the closing of our financing that netted us proceeds of $990,000.

Net cash used in operating activities was $150,768 for the year ended December 31, 2009, as compared to $15,030 from January 8, 2008 (Inception) through December 31, 2008. The Company is in the development stage and has generated little revenues from product sales.

Net cash used in investing activities was $154,800 for the year ended December 31, 2009, as compared to $0 from January 8, 2008 (Inception) through December 31, 2008. The increase of cash used in investing activities was due to the deferred financing fees in conjunction with the financing transaction.

Net cash flows provided from financing activities was $1,040,000 for the year ended December 31, 2009, as compared to $25,000 from January 8, 2008 (Inception) through December 31, 2008. There was an increase in cash provided from financing activities due to a loan received from a related party as well as the proceeds received from our financing.

We require substantial working capital to fund our business. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future.

On December 31, 2009, we accepted subscriptions for a total of 27.6 units in the Private Placement, consisting of an aggregate of $2,660,000 of original issue discount senior secured convertible notes and warrants to purchase an aggregate of 2,021,600 shares of common stock at an exercise price of $1.65 per share, for a per unit purchase price of $50,000.  We received gross proceeds from such closing of the Private Placement of $990,000, which includes the $340,000 of bridge notes that were converted in the Private Placement.  The Private Placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. The securities sold in the Private Placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

           Not applicable.

Item 8. Financial Statements and Supplementary Data.

MAGNOLIA SOLAR CORPORATION

Report of Independent Registered Public Accounting Firm

To the Directors of
Magnolia Solar Corporation
(formerly Mobilis Relocation Services, Inc.)

We have audited the accompanying consolidated balance sheets of Magnolia Solar Corporation (formerly Mobilis Relocation Services, Inc.) (the "Company") (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2009 and period January 8, 2008 (Inception) through December 31, 2008 as well as the period January 8, 2008 (Inception) through December 31, 2009. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Solar Corporation (formerly Mobilis Relocation Services, Inc.) (a development stage company) as of December 31, 2009 and 2008, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2009 and period January 8, 2008 (Inception) through December 31, 2008 as well as the period January 8, 2008 (Inception) through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in process of executing its business plan and expansion. The Company has not generated significant revenue to this point, however, has been successful in raising funds in their private placement and merging with a publicly traded company. The lack of profitable operations and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KBL, LLP
New York, NY
March 31, 2010

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
CURRENT ASSETS
Cash	$744,402	$9,970
Accounts receivable	54,135	-
Total current assets	798,537	9,970

OTHER ASSETS
License, net of accumulated amortization	297,083	332,733
Deferred financing fees	609,776	-
Total other assets	906,859	332,733

TOTAL ASSETS	$1,705,396	$342,703

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$45,822	$107
Loan payable - related party	70,000	20,000
Total current liabilities	115,822	20,107

Original Issue Discount Senior Secured Convertible Promissory Note, net of discount	577,170	-

TOTAL LIABILITIES	692,992	20,107

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
18,110,800 and 2,133,0000* shares issued and outstanding	18,111	2,133
Additional paid in capital	343,389	359,367
Additional paid in capital - warrants	867,806	-
Deficit accumulated during the development stage	(216,902)	(38,904)
Total stockholders' equity (deficit)	1,012,404	322,596

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,705,396	$342,703

* Represents issued and outstanding shares of Magnolia Solar, Inc. at December 31, 2008 (pre-merger)
 The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2008
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2009

		JANUARY 8, 2008	JANUARY 8, 2008
		(INCEPTION)	(INCEPTION)
	YEAR ENDED	THROUGH	THROUGH
	DECEMBER 31, 2009	DECEMBER 31, 2008	DECEMBER 31, 2009

REVENUE	$54,135	$-	$54,135

COST OF REVENUES	28,832	-	28,832

GROSS PROFIT	25,303	-	25,303

OPERATING EXPENSES
Indirect and administrative labor	53,264	-	53,264
Professional fees	75,246	15,000	90,246
Amortization expense	35,650	23,767	59,417
General and administrative	36,640	30	36,670
Total operating expenses	200,800	38,797	239,597

NON-OPERATING EXPENSES
Interest expense	2,501	107	2,608
Total non-operating expenses	2,501	107	2,608

NET (LOSS)	$(177,998)	$(38,904)	$(216,902)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,440,301	3,400,000

NET (LOSS) PER SHARE	$(0.05)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - November 19, 2007	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	1,500,000	1,500	13,500	-	-	15,000

Common shares issued for cash - others	1,900,000	1,900	36,100	-	-	38,000

Net loss for the period ended March 31, 2008	-	-	-	-	(4,477)	(4,477)

Balance - March 31, 2008	3,400,000	3,400	49,600	-	(4,477)	48,523

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	3,400,000	3,400	49,600	-	(35,592)	17,408

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	14,710,800	14,711	293,789	-	(126,151)	182,349

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	18,110,800	$18,111	$343,389	$867,806	$(216,902)	$1,012,404

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2009 AND
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2008 AND
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2009

		JANUARY 8, 2008	JANUARY 8, 2008
		(INCEPTION)	(INCEPTION)
	YEAR ENDED	THROUGH	THROUGH
	DECEMBER 31, 2009	DECEMBER 31, 2008	DECEMBER 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(177,998)	$(38,904)	$(216,902)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Amortization expense	35,650	23,767	59,417

Change in assets and liabilities
(Increase) in accounts receivable	(54,135)	-	(54,135)
Increase in accounts payable and accrued expenses	45,715	107	45,822
Total adjustments	27,230	23,874	51,104
Net cash (used in) operating activities	(150,768)	(15,030)	(165,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred financing fees paid in connection with funding	(154,800)	-	(154,800)
Net cash (used in) investing activities	(154,800)	-	(154,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	5,000	5,000
Proceeds received from loan payable - related party	50,000	20,000	70,000
Net proceeds received from Original Issue Discount Promissory Notes	990,000	-	990,000
Net cash provided by financing activities	1,040,000	25,000	1,065,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	734,432	9,970	744,402

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,970	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$744,402	$9,970	$744,402

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for license	$-	$356,500	$356,500

 The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

On November 19, 2007, Mobilis Relocation Services, Inc. (“Mobilis”) was organized under the laws of the State of Nevada. Mobilis was formed for the purpose of engaging in all lawful businesses. Mobilis had no material business operations from inception through December 31, 2009. Mobilis formed plans to offer a resource for individual or family relocation/ moving needs.

Mobilis formed Magnolia Solar Acquisition Corp., a wholly-owned subsidiary incorporated in the State of Delaware. Mobilis, filed a Certificate of Change to its Articles of Incorporation in order to affect a forward split of the number of authorized shares of common stock which they were authorized to issue, and of the then issued and outstanding shares in a ration of 1.3157895:1. The forward split occurred in February 2010.

On December 31, 2009, Mobilis entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Magnolia Solar, Inc., a privately held Delaware corporation (the “Magnolia Solar”) and Magnolia Solar Acquisition Corp. (“Acquisition Sub”). Upon closing of the transaction, under the Merger Agreement, Acquisition Sub merged with and into Magnolia Solar, and Magnolia Solar, as the surviving corporation, became a wholly-owned subsidiary of Mobilis. Thereafter, Mobilis changed its name to Magnolia Solar Corporation (the “Company”). The transaction was accounted for as a reverse merger, and the historical financial information is that of Magnolia Solar, Inc.

On January 8, 2008, Magnolia Solar, Inc. was incorporated in the State of Delaware.

The Company was formed to be a provider of terrestrial photovoltaic cells for both civilian and military applications. The Company is pioneering the development of thin film, high efficiency solar cells for applications such as power generation for electrical grids as well as for local applications, including lighting, heating, traffic control, irrigation, water distillation, and other residential, agricultural and commercial uses.

The Company’s technology takes multiple approaches to bringing cell efficiencies close to those realized in silicon based solar cells while also lowering manufacturing costs. The technology uses a different composition of materials than those used by competing thin film cell manufacturers; incorporates additional layers of material to absorb a wider spectrum of light; uses inexpensive substrate materials, such as glass and polymers lowering the cost of the completed cell compared to silicon based solar cells; and is based on non-toxic materials that do not have adverse environmental effects.

Pursuant to the terms of the Merger Agreement:

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Each share of Magnolia Solar’s common stock issued and outstanding immediately prior to the Merger was exchanged for the right to receive 0.76 shares of Mobilis common stock. Fractional shares were rounded to the nearest whole share. Accordingly, an aggregate of 16,210,000 shares of common stock were issued to the holders of Magnolia Solar’s common stock.

Following the closing of the Merger, the Company issued 26.6 units in a private placement (the “Private Placement”), consisting of an aggregate of $2,660,000 of Original Issue Discount Senior Secured Convertible Notes and five-year callable warrants to purchase an aggregate of 2,021,600 shares (pre-split, an aggregate of 2,660,000 post-split) of common stock exercisable at $1.65 per share (pre-split, $1.25 post-split), for $50,000 per unit for aggregate proceeds to the Company of $990,000. The notes were issued at an original issue discount of 50%. In the transaction, Midtown Partners & Co., LLC, (the “Placement Agent”) who represented the investors received seven-year warrants to purchase a number of shares of common stock equal to 10% of the purchase price of the Units that were purchased through the Placement Agent exercisable at $1.05 per share. The notes are secured by a first-priority security interest in the assets of the Company. Holders of the notes and warrants issued in the Private Placement also have the right to seek “piggyback” registration of the shares underlying the notes and warrants.

Upon the closing of the Merger, the sole officer of Mobilis resigned and was replaced with a new director and new officers that were formerly form Magnolia Solar.

Immediately following the closing of the Merger and the Private Placement, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”), Mobilis transferred all of their pre-merger assets and liabilities to their wholly-owned subsidiary, Mobilis Relocation Services Holding, Inc. (“SplitCo”). Thereafter pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”), the Company transferred all of the outstanding common stock of SplitCo to certain of the Company’s stockholders in exchange for the cancellation of 1,500,000 shares of the Company’s common stock (the “Split-Off”), with 1,900,000 shares of common stock held by persons who were stockholders of the Company prior to the Merger remaining outstanding.

Following (i) the closing of the Merger, (ii) the closing of the Private Placement, and (iii) the cancellation of the 1,500,000 shares of common stock in the Split-Off, there were 18,110,800 shares of common stock issued and outstanding.

The Company changed its fiscal year from March 31 to December 31 as the operating subsidiary Magnolia Solar, Inc. maintained a December 31 year end.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has just started generating revenues and has generated losses totaling $177,998 and $38,904 for the year ended December 31, 2009 and period January 8, 2008 (Inception) through December 31, 2008. The Company did raise funds in the Private Placement, and may need to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, despite totaling $744,402 in cash as of December 31, 2009. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officers and directors may need to contribute funds to sustain operations.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation and the raising of capital, and has just commenced the generating of revenues from there agreements entered into in mid to late 2009. The Company anticipates emerging from the development stage in 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Fixed Assets

Although the Company does not have any fixed assets at this point.  Any fixed assets acquired in the future will be stated at cost, less accumulated depreciation. Depreciation will be provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred.

Deferred Financing Fees

The costs incurred in connection with obtaining debt financing will be capitalized as deferred financing costs and amortized using the effective interest method over the term of the debt. The transaction occurred on December 31, 2009 and the $154,800 cash paid in connection with the financing as well as the value of the warrants of $454,976 to the Placement Agent will be amortized commencing January 1, 2010.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recoverability of Long-Lived Assets

Although the Company does not have any long-lived assets at this point, for any long-lived assets acquired in the future the Company will review their recoverability on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Revenue Recognition

The Company generate revenue from their private and public sector contracts that are time and material type contracts as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectable is reasonably assured.

 (Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The following is a reconciliation of the computation for basic and diluted EPS:

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

[Missing Graphic Reference]

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2009, no additional accrual for income taxes is necessary.

Recent Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through March 31, 2010, the date the financial statements were issued.

In April 2008, the FASB issued ASC 350, “Determination of the Useful Life of Intangible Assets”. The Company adopted ASC 350 on October 1, 2008. The guidance in ASC 350 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT)

Mobilis was organized with 75,000,000 shares of common stock with a par value of $0.001.

Prior to the Merger as discussed herein, Mobilis issued 3,400,000 shares of common stock between January and March 2008 at prices ranging from $0.01 to $0.02 per share for a total of $53,000 cash.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

In accordance with the Merger, the Company cancelled 1,500,000 shares of common stock in the Split-Off, and issued 16,210,800 shares to the former shareholders of Magnolia Solar, Inc. As a result of these transactions, as of December 31, 2009, there were 18,110,800 shares of common stock issued and outstanding. The Company effectuated a 1.3157895:1 forward stock split in February 2010, in accordance with the merger agreement.

Warrants

Following the closing of the Merger, the Company issued 26.6 units in a private placement (the “Private Placement”), consisting of an aggregate of $2,660,000 of Original Issue Discount Senior Secured Convertible Notes and five-year callable warrants to purchase an aggregate of 2,021,600 shares (pre-split, 2,660,000 post-split) of common stock exercisable at $1.65 per share (pre-split, $1.25 post-split), for $50,000 per unit for aggregate proceeds to the Company of $990,000. The notes were issued at an original issue discount of 50%. In the transaction, Midtown Partners & Co., LLC, (the “Placement Agent”) who represented the investors received seven-year warrants to purchase a number of shares of common stock equal to 10% of the purchase price of the Units that were purchased through the Placement Agent exercisable at $1.05 per share. The notes are secured by a first-priority security interest in the assets of the Company. Holders of the notes and warrants issued in the Private Placement also have the right to seek “piggyback” registration of the shares underlying the notes and warrants.

As of December 31, 2009, the following warrants are outstanding:

Balance – December 31, 2008                          -

Issued – in the 26.6 units                        2,021,600              $1.65

Issued – to Placement Agent                    556,428              $1.05

Balance – December 31, 2009                 2,578,028              $1.52

NOTE 4-	LOAN PAYABLE – RELATED PARTY

The Company has an unsecured, loan payable outstanding with Magnolia Optical Technologies, Inc., (“Optical”) a related party through common ownership. Optical provided necessary working capital for the Company in their initial period to assist them in the payment of certain consulting expenses. Optical advanced $20,000 to the Company from September 2008 through December 2008 and an additional $50,000 in September 2009. The $70,000 remains outstanding as of December 31, 2009.

These amounts accrue interest at three and one-half percent (3.50%) per annum. Interest for the year ended December 31, 2009 and period January 8, 2008 (Inception) through December 31, 2008 amounted to $1,165 and $107, respectively, and is reflected in the consolidated financial statements. Accrued interest as of December 31, 2009 on these loans is $1,272. The note plus all accrued interest through January 14, 2010 was repaid at that time.

NOTE 5-	LICENSE AGREEMENT

The Company has entered into a 10-year, renewable, exclusive license with Optical on April 30, 2008 for the exclusive rights of the patented technology related to the application of Optical’s solar cell technology.

The Company is amortizing the license fee over the 120 month term of the Agreement. Amortization expense through December 31, 2009 amounted to $59,417. The Company anticipates amortizing $35,650 per year. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2009. Amortization expense for the year ended December 31, 2009 and period January 8, 2008 (inception) through December 31, 2008 was $35,650 and $23,767, respectively.

The net value of the license of $297,083 is reflected on the Consolidated Balance Sheet at December 31, 2009.

NOTE 6-	ORIGINAL ISSUE DISCOUNT SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

Following the closing of the Merger, the Company issued 26.6 units in a private placement (the “Private Placement”), consisting of an aggregate of $2,660,000 of Original Issue Discount Senior Secured Convertible Notes (the “notes”) and five-year callable warrants to purchase an aggregate of 2,021,600 shares (pre-split, 2,660,000 post-split) of common stock exercisable at $1.65 per share (pre-split, $1.25 post-split), for $50,000 per unit for aggregate proceeds to the Company of $990,000. The notes were issued at an original issue discount of 50%. In the transaction, Midtown Partners & Co., LLC, (the “Placement Agent”) who represented the investors received seven-year warrants to purchase a number of shares of common stock equal to 10% of the purchase price of the Units that were purchased through the Placement Agent exercisable at $1.05 per share. The notes are secured by a first-priority security interest in the assets of the Company. Holders of the notes and warrants issued in the Private Placement also have the right to seek “piggyback” registration of the shares underlying the notes and warrants.

The principal amount of the notes shall be due within 24 months from the date of issuance (December 31, 2011), unless the notes are converted to shares of the Company’s common stock prior to the maturity date. The notes are convertible at the option of the Holder, into shares of the Company’s common stock at the initial conversion rate of $1.3157895 per share (pre-split, $1.00 post-split).

As of December 31, 2009, the entire $2,660,000 remains outstanding, and none of the notes have been converted. In the transaction, the Company recognized a discount of $1,670,000 which will be amortized over the life of the notes commencing January 1, 2010. The discount represents the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the notes. This discount will be amortized as well over the life of the notes commencing January 1, 2010. The net value of the notes of $577,170 is included in the consolidated balance sheet at December 31, 2009.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7-	PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

As of December 31, 2009, there is no provision for income taxes, current or deferred.

Net operating losses	$73,747
Valuation allowance	(73,747)

$-

At December 31, 2009, the Company had a net operating loss carry forward in the amount of $216,902, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period January 8, 2008 (inception) through December 31, 2009 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

NOTE 8-	COMMITMENTS

The Company leases office space at two locations that expire between August 30, 2012 and January 31, 2013. The monthly rent under these leases is $350 per month on the lease that expires August 30, 2012 and $1,042 per month on the lease that expires January 31, 2013.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9-	FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash	744,402	-	-	744,402

Total assets	744,402	-	-	744,402

Original Issue Discount Senior
Secured Convertible Promissory
Notes	-	-	577,170	577,170

Total liabilities	-	-	577,170	577,170

NOTE 10-	SUBSEQUENT EVENTS

In February 2010, the Company effectuated a 1.3157895:1 forward stock split. This increased the number of issued and outstanding shares at the time to 23,830,000 from 18,110,800; it increased the number of outstanding warrants in the offering from 2,021,600 to 2,660,000, and changed the exercise price on these warrants from $1.65 to $1.25; and increased the number of warrants issued to the Placement Agent from 556,428 to 732,142, and changed the exercise price on these warrants from $1.05 to $0.80.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2009, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names. We are currently seeking to hire additional executive officers including a chief financial officer.

Name	Age	Position with the Company

Dr. Ashok K. Sood	62	President, Chief Executive Officer and Director
Dr. Yash R. Puri	62	Executive Vice-President, Chief Financial Officer and Director

Biographies

Dr. Ashok K. Sood, President, Chief Executive Officer and Director

Dr. Ashok Sood was appointed as President, Chief Executive Officer and as a Director of the Company upon closing of the Merger. He is a 30-year industry veteran with experience that includes developing and managing solar cells, optical, and optoelectronics technology products for several major corporations, including Lockheed-Martin, BAE Systems, Loral, Honeywell, and Tyco International. Dr. Sood was instrumental in development and managed optical and optoelectronics technology for these companies as a manager in the optoelectronics group and worked to develop ribbon silicon solar cells, CdTe, CdS and HgCdTe, GaN/AlGaN, ZnO semiconductor devices. Many of the technologies and products developed have become large product lines at these companies.

Dr Sood was involved in design and development of solar cells at Mobil-Tyco Solar Energy Corporation now under the management of RWE-Schott Solar. He contributed to design and development of Silicon Ribbon solar cells and was instrumental in design improvements to enhance the solar cell efficiency of EFG ribbon solar cells. Dr Sood was also Senior Engineer at Tyco Laboratories, Inc., (Now Tyco International) where he built and set up optical and electronic measurement facilities for silicon p-n junction solar cells and developed processes for building high efficiency solar cells for space applications.  This work led to a joint venture with Kyoto Ceramics in Japan.

Dr. Sood has also led the development of optoelectronics and imaging devices using CdTe, HgCdTe, GaN and ZnO for various defense applications, including EO, IR and UV imaging, secure communications, and self-protection applications. Dr. Sood has led the efforts resulting in DARPA sponsorship of several Magnolia projects.  He has also led various industry and University teams bridging centers of excellence for material sciences across the United States.

Dr. Sood received his Ph.D. and M.S. in Engineering from the University of Pennsylvania and has an M.S. and a B.S. in Physics (Honors) from Delhi University in India.  At the University of Pennsylvania, he was part of the Optical/Semiconductor Materials technology group, where he attended Physics courses given by two Nobel Laureates.  His Ph.D. dissertation was on the study of optoelectronic properties of PbS/CdS for detector and laser applications in the visible to near infrared spectral bands.  Dr. Sood has also taken several management courses and also attended professional development programs organized by the Wharton School at the University of Pennsylvania.  Dr. Sood is a member of IEEE and the SPIE. He has chaired sessions on optical and nanotechnology at conferences of those organizations. He has also been on several expert panels for future direction of Thin Film Solar Cells.

Dr. Yash R. Puri, Executive Vice President, Chief Financial Officer and Director

Dr. Yash R. Puri was appointed Executive Vice President, Chief Financial Officer and as a Director of the Company upon closing of the Merger He brings many years of photovoltaic technology and applications experience both in the private sector and in the academia. Dr. Puri brings experience in startup environment and growth management to the Magnolia team.

Previously Dr. Puri was VP of Finance for GT Equipment Technologies, Inc., (presently known as GT Solar, Inc., NASDAQ: SOLR), a privately held equipment manufacturer serving the semiconductor and the photovoltaic industries. He helped this high technology startup, formed in 1994, to grow to revenue of about $20 million. The company won many rewards and much recognition; it was a New England finalist in the Ernst & Young Entrepreneur of the Year award. In this position, he was actively involved in running a high-technology business, and he successfully negotiated a $3.5 million line of credit with a major bank, established an audit relationship with one of the big-five accounting firms, established a foreign sales corporation, implemented a R&D credit program to reduce tax liabilities, and established company-wide management software to integrate manufacturing and financial operations. Near the end of his term there, he also successfully negotiated the company’s first subordinated debt issue.

Dr. Puri is also a Professor of Finance at the University of Massachusetts. Dr. Puri was Principal Investigator of a photovoltaic commercialization project as well as several other grants, and has been a director of a technology commercialization program for engineering students, Chairman of the Management and Finance Department, and acting Associate Dean. In these positions, he successfully managed several externally funded projects and developed many years of experience in technology and growth management.

Dr. Puri holds a B.S. in Physics, a M.S. in Solid State Physics, and a M.B.A. from the University of Delhi.  He also holds a M.B.A. in Finance and a D.B.A. in International Business from Indiana University, Bloomington. He has published many papers and has made numerous conference presentations.

Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Dr. Sood has served as our Chairman since the Merger.  Prior to the Merger, he served as President, Chief Executive Officer and Chairman of Magnolia Solar since its inception. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by us are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company.

Board of Directors

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Each of our directors currently receives no cash compensation for their service on the Board of Directors, but do receive a small amount of stock options.

Audit Committee

We do not have a separately designated standing audit committee.

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by each of our principal executive officer and principal financial officers during the last fiscal year (“named executive officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Dr. Ashok K. Sood	2009	3,150	2,500
	2008	0	0

Dr. Yash R. Puri	2009	0	2500
	2008	0	0

Employment Agreements and Compensation

The Company has not entered into employment agreements with any of its executive officers.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2009.

	Option Award					Stock Award
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dr. Ashok K. Sood	-	-	-	-	-	-	-	-	-

Dr. Yash R. Puri	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 30, 2010 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Magnolia Solar Corporation, 54 Cummings Park, Suite 316, Woburn, MA 01801. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 30, 2010, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

		Percentage
Name of	Number of Shares	Beneficially
Beneficial Owner	Beneficially Owned	Owned (1)

5% Owners:

East Inlet Partners (2) 113 East Inlet Drive Palm Beach, FL 33480	1,620,000	6.77%

Executive Officers and Directors:

Dr. Ashok K. Sood	8,100,000	33.88%

Dr. Yash R. Puri	8,100,000	33.88%

All executive officers and directors as a group (five persons)	16,200,000	67.76%

(1)	Based on 23,905,000 shares of our common stock issued and outstanding.

(2)	Mr. Robert Ohl has voting and dispositive control over the shares held by East Inlet Partners.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2009, the Company did not have any securities issued and securities available for future issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Loan Payable to Magnolia Optical Technologies, Inc.

Magnolia Solar has an unsecured, loan payable outstanding with Magnolia Optical Technologies, Inc., (“Optical”) a related party through common ownership. Optical provided necessary working capital for the Company in their initial period to assist them in the payment of certain consulting expenses. Optical advanced $20,000 to the Company from September 2008 through December 2008 and an additional $50,000 in September 2009. The $70,000 remains outstanding as of December 31, 2009.

These amounts accrue interest at three and one-half percent (3.50%) per annum. Interest for the year ended December 31, 2009 amounted to $1,170 and is reflected in the financial statements. Accrued interest as of December 31, 2009 on these loans is $1,272. There was $107 interest for the period January 8, 2008 (inception) through December 31, 2008 as there was $20,000 outstanding for advancements made in 2008.

License Agreement with Magnolia Optical Technologies, Inc.

Magnolia Solar entered into a 10-year, renewable, exclusive license with Optical on April 30, 2008 for the exclusive rights of the patented technology related to the application of Optical’s solar cell technology. Magnolia Solar in return for this license issued to the shareholders 7,130,000 shares of its common stock.

Magnolia Solar is amortizing the license fee over the 120 month term of the Agreement. Amortization expense through December 31, 2009 amounted to $59,417. The Company anticipates amortizing $35,650 per year. Magnolia Solar’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2009. Amortization expense for the year ended December 31, 2009 and period January 8, 2008 (inception) through December 31, 2008 was $35,650 and $23,767, respectively.

Director Independence

None of our current directors are “independent directors,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were $12,500 and $15,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements  for the fiscal years ended December 31, 2009 and 2008 were $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and 2008 were $350 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2009 and 2008 were $0 and $0, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements:                                                                The response to this portion of Item 15 is contained under Item 8.
(a)(2)  Financial Statement Schedules:                                                                           The response to this portion of Item 15 is contained under Item 8.
(a)(3) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 31, 2009, by and among Mobilis Relocation Services, Inc., Magnolia Solar, Inc. and Magnolia Solar Acquisition Corp. (1)
2.2	Certificate of Merger, dated December 31, 2009 merging Magnolia Solar Acquisition Corp. with and into Magnolia Solar, Inc.(1)
2.3	Articles of Merger, dated December 31, 2009 merging Magnolia Solar Corporation into and with Mobilis Relocation Services Inc (1).
3.1	Certificate of Change (1)
3.2	Amended and Restated Bylaws (1)
10.1	Form of Subscription Agreement (1)
10.2	Form of Investor Warrant (1)
10.3	Form of Original Issue Discount Senior Secured Convertible Note (1)
10.4	Placement Agent Agreement, dated September 5, 2009, between Magnolia Solar, Inc. and Midtown Partners & Co., LLC (1)
10.5	Form of Placement Agent Warrant (1)
10.6	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of December 31, 2009, by and between Magnolia Solar Corporation. and Magnolia Solar, Inc. (1)
10.7	Stock Purchase Agreement, dated as of December 31, 2009, by and between Magnolia Solar Corporation. and the shareholders listed therein (1)
10.8	Master License Agreement by and between Magnolia Solar, Inc. and Magnolia Optical Technologies, Inc. dated April 30, 2008 (1)
21	List of Subsidiaries (1)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
 (1) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 7, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: March 31, 2010	By:	/s/ Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: March 31, 2010	By:	/s/ Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ashok K. Sood
Dr. Ashok K. Sood	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 31, 2010

/s/ Yash R. Puri
Dr. Yash R. Puri	Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2010

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 31, 2009, by and among Mobilis Relocation Services, Inc., Magnolia Solar, Inc.. and Magnolia Solar Acquisition Corp. (1)
2.2	Certificate of Merger, dated December 31, 2009 merging Magnolia Solar Acquisition Corp. with and into Magnolia Solar, Inc.(1)
2.3	Articles of Merger, dated December 31, 2009 merging Magnolia Solar Corporation into and with Mobilis Relocation Services Inc (1).
3.1	Certificate of Change (1)
3.2	Amended and Restated Bylaws (1)
10.1	Form of Subscription Agreement (1)
10.2	Form of Investor Warrant (1)
10.3	Form of Original Issue Discount Senior Secured Convertible Note (1)
10.4	Placement Agent Agreement, dated September 5, 2009, between Magnolia Solar, Inc. and Midtown Partners & Co., LLC (1)
10.5	Form of Placement Agent Warrant (1)
10.6	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of December 31, 2009, by and between Magnolia Solar Corporation. and Magnolia Solar, Inc. (1)
10.7	Stock Purchase Agreement, dated as of December 31, 2009, by and between Magnolia Solar Corporation. and the shareholders listed therein (1)
10.8	Master License Agreement by and between Magnolia Solar, Inc. and Magnolia Optical Technologies, Inc. dated April 30, 2008 (1)
21	List of Subsidiaries (1)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

 (1) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 7, 2010.