Form 10-Q
period 2010-03-31
Magnolia Solar Corp
filed 2010-04-30
CIK 1437491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER 333-151633

MAGNOLIA SOLAR CORPORATION
(Exact Name of small business issuer as specified in its charter)

Nevada	39-2075693
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

54 Cummings Park, Suite 316, Woburn, MA 01801
(Address of principal executive offices) (Zip Code)
Issuer’s telephone Number: (781) 497-2900

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 30 2010 the issuer had 23,905,000 outstanding shares of Common Stock.

MAGNOLIA SOLAR CORPORATION

PART I

ITEM 1. FINANCIAL STATEMENTS.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Consolidated Financial Statements:

Consolidated Financial Statements:

Balance Sheet as of March 31, 2010 (unaudited) and December 31, 2009	5

Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period January 8, 2008 (Inception) through March 31, 2010	6

Consolidated Statements of Changes in Stockholders’ Equity for the period January 8, 2008 (Inception) through March 31, 2010	7

Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period January 8, 2008 (Inception) through March 31, 2010	8

Notes to Consolidated Financial Statements	9

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS

	March 31,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS
Cash	$560,102	$744,402
Accounts receivable	176,044	54,135
Total current assets	736,146	798,537

Property and equipment,
net of accumulated depreciation	6,804	-
License, net of accumulated amortization	288,171	297,083
Deferred financing fees, net of
accumulated amortization	552,485	609,776
Total other assets	847,460	906,859

TOTAL ASSETS	$1,583,606	$1,705,396

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$153,793	$45,822
Loan payable - related party	-	70,000
Total current liabilities	153,793	115,822

Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	772,861	577,170

TOTAL LIABILITIES	926,654	692,992

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 98,684,213 shares authorized,
23,905,000 and 23,830,000 shares issued and outstanding	23,906	23,831
Additional paid in capital	405,094	337,669
Additional paid in capital - warrants	867,806	867,806
Deficit accumulated during the development stage	(639,854)	(216,902)
Total stockholders' equity	656,952	1,012,404

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,583,606	$1,705,396

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2010

			JANUARY 8, 2008
			(INCEPTION)
	THREE MONTHS ENDED		THROUGH
	MARCH 31, 2010	MARCH 31, 2009	MARCH 31, 2010

REVENUE	$140,769	$-	$194,904

COST OF REVENUES	138,259	-	167,091

GROSS PROFIT	2,510	-	27,813

OPERATING EXPENSES
Indirect and administrative labor	35,807	-	89,071
Professional fees	94,602	45,350	184,848
Depreciation and amortization expense	66,373	8,913	125,790
General and administrative	32,895	514	69,565
Total operating expenses	229,677	54,777	469,274

NON-OPERATING EXPENSES
Interest expense	195,785	-	198,393
Total non-operating expenses	195,785	-	198,393

NET LOSS	$(422,952)	$(54,777)	$(639,854)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,433,560	4,473,684

NET LOSS PER SHARE	$(0.02)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND YEAR ENDED DECEMBER 31, 2009

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - March 31, 2008	4,473,684	$4,474	$49,600	$-	$(4,477)	$49,597

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,684	4,474	49,600	-	(35,592)	18,482

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	19,356,316	19,357	288,069	-	(126,151)	181,275

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,831	337,669	867,806	(216,902)	1,012,404

To reflect the issuance of common stock	75,000	75	67,425	-		67,500

Net loss for the period ended March 31, 2010	-	-	-	-	(422,952)	(422,952)

Balance - March 31, 2010	23,905,000	$23,906	$405,094	$867,806	$(639,854)	$656,952

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUIDTED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2010

			JANUARY 8, 2008
			(INCEPTION)
	THREE MONTHS ENDED		THROUGH
	MARCH 31, 2010	MARCH 31, 2009	MARCH 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(422,952)	$(54,777)	$(639,854)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	66,373	8,913	125,790
Amortization of stock issuance costs, reported as interest expense	195,691	-	195,691
Common stock issued for services	67,500	-	67,500

Change in assets and liabilities
(Increase) in accounts receivable	(121,909)	-	(176,044)
Increase in accounts payable and accrued expenses	107,971	37,500	153,793
Total adjustments	315,626	46,413	366,730
Net cash used in operating activities	(107,326)	(8,364)	(273,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred financing fees paid in connection with funding	-	-	(154,800)
Purchase of property, plant and equipment	(6,974)	-	(6,974)
Net cash used in investing activities	(6,974)	-	(161,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Net proceeds received from Original Discount Promissory Notes	-	-	990,000
Repayment of loan payable - related party	(70,000)	-	(70,000)
Net cash provided by (used in) financing activities	(70,000)	-	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(184,300)	(8,364)	560,102

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	744,402	9,970	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$560,102	$1,606	$560,102

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,371	$-	$1,371

NON-CASH SUPPLEMENTAL INFORMATION
Stock issued for license	$-	$-	$356,500

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 1 – Organization and Nature of Business

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2009 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

On November 19, 2007, Mobilis Relocation Services, Inc. (“Mobilis”) was organized under the laws of the State of Nevada. Mobilis was formed for the purpose of engaging in all lawful businesses. Mobilis had no material business operations from inception through December 31, 2009. Mobilis formed plans to offer a resource for individual or family relocation/ moving needs.

Mobilis formed Magnolia Solar Acquisition Corp., a wholly-owned subsidiary incorporated in the State of Delaware. Mobilis, filed a Certificate of Change to its Articles of Incorporation in order to affect a forward split of the number of authorized shares of common stock which they were authorized to issue, and of the then issued and outstanding shares in a ratio of 1.3157895:1. The forward split occurred in February 2010.

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
MARCH 31, 2010

Note 1 – Organization and Nature of Business (continued)

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

Following the closing of the Merger, the Company issued 26.6 units in a private placement (the “Private Placement”), consisting of an aggregate of $2,660,000 of Original Issue Discount Senior Secured Convertible Notes and five-year callable warrants to purchase an aggregate of 2,660,000 shares of common stock exercisable at $1.25 per share, for $50,000 per unit for aggregate proceeds to the Company of $990,000. The notes were issued at an original issue discount of 50%. In the transaction, Midtown Partners & Co., LLC, (the “Placement Agent”) who represented the investors received seven-year warrants to purchase a number of shares of common stock equal to 10% of the purchase price of the Units that were purchased through the Placement Agent exercisable at $1.05 per share. The notes are secured by a first-priority security interest in the assets of the Company. Holders of the notes and warrants issued in the Private Placement also have the right to seek “piggyback” registration of the shares underlying the notes and warrants.

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
MARCH 31, 2010

Note 1 – Organization and Nature of Business (continued)

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

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 1 – Organization and Nature of Business (continued)

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has just started generating revenues and has generated losses totaling $422,952 for the three months ended March 31, 2010 and $177,998 and $38,904 for the years ended December 31, 2009 and 2008, respectively. The Company did raise funds in the Private Placement, and may need to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, despite totaling $560,102 and $744,402 in cash as of March 31, 2010 and December 31, 2009. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officers and directors may need to contribute funds to sustain operations.

Note 2 - Summary of Significant Accounting Policies

Development Stage Company
The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation and the raising of capital.  The Company has generated revenues from agreements entered into in mid to late 2009 that are for the development of their products and not the sales of their products. These contracts are one-time contracts that support the Company's development.  The Company anticipates emerging from the development stage in late 2011 or early 2012 upon completion of the development of their products.

Basis of Accounting
The financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

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

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company believes no allowance for doubtful accounts is necessary at March 31, 2010 and December 31, 2009.  The Company does not charge interest on past due accounts.

Property and Equipment
Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives.  Additions, renewals, and betterments, unless of a minor amount, are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Deferred Financing Fees
The costs incurred in connection with obtaining debt financing will be capitalized as deferred financing costs and amortized using the effective interest method over the term of the debt.

Recoverability of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of March 31, 2010.

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
MARCH 31, 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

Revenue Recognition
Revenue is recognized from private and public sector contracts that are time and material type contracts.  These revenues are recognized in accordance with ASC 605, "Revenue Recognition.”  The Company recognizes revenue when; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable and (4) collectability is reasonably assured.

The Company assesses whether fees are fixed or determinable at the time of sale and recognizes revenue if all other revenue recognition requirements are met.  The Company's standard payment terms are net 30.  Payments that extend beyond 30 days from the contract date but that are due within twelve months are generally deemed to be fixed or determinable based on the Company's successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

Loss Per Share of Common Stock
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

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Loss Per Share of Common Stock (continued)

	March 31,	March 31,
	2010	2009

Net loss	$(422,952)	$(54,777)

Weighted-average common shares
outstanding (Basic)	21,433,560	3,400,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,216,428	-

Weighted-average common shares
outstanding (Diluted)	24,649,988	3,400,000

Uncertainty in Income Taxes
The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2010, no additional accrual for income taxes is necessary.

Recently Issued Accounting Standards
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

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)
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

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)
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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through April 30, 2010, the date the financial statements were issued.

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

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)
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

Note 3 - Stockholders’ Equity

Mobilis was organized with 75,000,000 shares of common stock with a par value of $0.001. On December 31, 2009, Mobilis filed a Certificate of Change to its Articles of Incorporation in order to effect a forward split of the number of shares of common stock which it is authorized to issue and of its issued and outstanding shares in a ratio of 1.3157895:1 which occurred in February 2010.  Accordingly, the Company currently is authorized to issue 98,684,213 shares of common stock.

Prior to the Merger as discussed herein, Mobilis issued 3,400,000 shares of common stock between January and March 2008 at prices ranging from $0.01 to $0.02 per share for a total of $53,000 cash.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 3 - Stockholders’ Equity (continued)

In accordance with the Merger, the Company cancelled 1,500,000 shares of common stock in the Split-Off, and issued 16,210,800 shares to the former shareholders of Magnolia Solar, Inc. As a result of these transactions, as of December 31, 2009, there were 18,110,800 shares of common stock issued and outstanding. The Company effectuated a 1.3157895:1 forward stock split in February 2010, in accordance with the merger agreement which resulted in 23,830,000 shares of common stock issued and outstanding. On March 10, 2010, the Company issued 75,000 shares of common stock at its fair value price ($0.90 per share) for legal services resulting in a value of $67,500. As of March 31, 2010, the Company has 23,905,000 shares issued and outstanding.

Warrants

Following the closing of the Merger, the Company issued 26.6 units in a private placement (the “Private Placement”), consisting of an aggregate of $2,660,000 of Original Issue Discount Senior Secured Convertible Notes and five-year callable warrants to purchase an aggregate of 2,660,000 shares of common stock exercisable at $1.25 per share, for $50,000 per unit for aggregate proceeds to the Company of $990,000. The notes were issued at an original issue discount of 50%. In the transaction, Midtown Partners & Co., LLC, (the “Placement Agent”) who represented the investors received seven-year warrants to purchase a number of shares of common stock equal to 10% of the purchase price of the Units that were purchased through the Placement Agent exercisable at $1.05 per share. The notes are secured by a first-priority security interest in the assets of the Company. Holders of the notes and warrants issued in the Private Placement also have the right to seek “piggyback” registration of the shares underlying the notes and warrants.

As of March 31, 2010 and December 31, 2009, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$1.25
Issued – to Placement Agent	556,428	$1.05
Balance – December 31, 2009	3,216,428	$1.22
Balance – March 31, 2010	3,216,428	$1.22

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 4 - Property and Equipment

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Office equipment and computers	$4,791	$-
Furniture and fixtures	2,182	-
Accumulated depreciation	(169)	-
	$6,804	$-
Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the debt financing agreement executed in December 2009.  These costs were capitalized and are being charged to amortization expense over the life of the promissory notes.  Amortization expense for the three months ended March 31, 2010 and 2009 was $57,291 and $0, respectively.

Note 6 - Loan Payable - Related Party

The Company had a $70,000 unsecured, loan payable outstanding with Magnolia Optical Technologies, Inc., (“Optical”) a related party through common ownership at December 31, 2009.  These amounts accrued interest at three and one-half percent (3.50%) per annum. Optical provided necessary working capital for the Company in their initial period to assist them in the payment of certain consulting expenses. The $70,000 loan payable along with all accrued interest of $1,371 was repaid by the Company on January 14, 2010.

Note 7 - License Agreement

The Company has entered into a 10-year, renewable, exclusive license with Optical on April 30, 2008 for the exclusive rights of the patented technology related to the application of Optical’s solar cell technology.

The Company is amortizing the license fee over the 120 month term of the Agreement. Accumulated amortization as of March 31, 2010 and December 31, 2009 was $68,329 and $59,417, respectively. Amortization expense for the three months ended March 31, 2010 and March 31, 2009 was $8,913 and $8,913, respectively. The Company anticipates amortizing $35,650 per year. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of March 31, 2010.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 8 – Original Issue Discount Senior Secured Convertible Promissory Note

Following the closing of the Merger, the Company issued 26.6 units in a private placement (the “Private Placement”), consisting of an aggregate of $2,660,000 of Original Issue Discount Senior Secured Convertible Notes (the “notes”) and five-year callable warrants to purchase an aggregate of 2,660,000 shares of common stock exercisable at $1.25 per share, for $50,000 per unit for aggregate proceeds to the Company of $990,000. The notes were issued at an original issue discount of 50%. In the transaction, Midtown Partners & Co., LLC, (the “Placement Agent”) who represented the investors received seven-year warrants to purchase a number of shares of common stock equal to 10% of the purchase price of the Units that were purchased through the Placement Agent exercisable at $1.05 per share. The notes are secured by a first-priority security interest in the assets of the Company. Holders of the notes and warrants issued in the Private Placement also have the right to seek “piggyback” registration of the shares underlying the notes and warrants.

The principal amount of the notes shall be due within 24 months from the date of issuance (December 31, 2011), unless the notes are converted to shares of the Company’s common stock prior to the maturity date. The notes are convertible at the option of the Holder, into shares of the Company’s common stock at the initial conversion rate of $1.00 per share.

As of March 31, 2010 and December 31, 2009, the entire $2,660,000 remains outstanding, and none of the notes have been converted. In the transaction, the Company recognized a discount of $1,670,000 which is being amortized over the life of the notes.  The discount represents the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the notes. This discount is being amortized as well over the life of the notes.  The net value of the notes of $772,861 and $577,170 is included in the consolidated balance sheets at March 31, 2010 and December 31, 2009, respectively.

Note 9 – Provision for Income Taxes

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

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 9 – Provision for Income Taxes (continued)

As of March 31, 2010 and December 31, 2009, there is no provision for income taxes, current or deferred.

	March 31, 2010	December 31, 2009

Net operating losses	$217,551	$73,747
Valuation allowance	(217,551)	(73,747)

	$-	$-

At March 31, 2010 and December 31, 2009, the Company had a net operating loss carry forward in the amount of $639,854 and $216,902, available to offset future taxable income through 2030 and 2029, respectively.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2010 and 2009 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 10 – Commitments and Contingencies

The Company leases office space at two locations that expire between August 30, 2012 and January 31, 2013. Rent expense for the Company’s facilities for the three months ended March 31, 2010 and 2009 totaled $4,625 and $0, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,
2010 (remaining nine months)	$12,528
2011	16,704
2012	15,304
2013	1,042
$45,578

Note 11 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit accounts, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At March 31, 2010 and December 31, 2009, the Company had uninsured deposits of approximately $329,071 and $509,361, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable.  The Company extends credit based on the customers’ financial conditions.  The Company does not require collateral or other security to support customer receivables.  Credit losses, when realized, have been within the range of management’s expectations.  To further reduce credit risk associated with accounts receivable, the Company performs periodic credit evaluations of its customers.

As of March 31, 2010, there were two significant customers that represented 86% and 14% of total revenue.  The Company had no sales for the three months ended March 31, 2009.

At March 31, 2010, there were two significant customers that represented 90% and 10% of accounts receivable.  At December 31, 2009, there were two significant customers that represented 65% and 35% of accounts receivable.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 12 - Fair Value Measurements

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

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company's Level 1 assets consist of cash and cash equivalents.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Note 12 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2010
	Level 1	Level 2	Level 3	Total

Cash	560,102	-	-	560,102

Total assets	560,102	-	-	560,102

Original Issue Discount Senior
Secured Convertible Promissory
Notes	-	-	772,861	772,861

Total liabilities	-	-	772,861	772,861

December 31, 2009
	Level 1	Level 2	Level 3	Total

Cash	744,402	-	-	744,402

Total assets	744,402	-	-	744,402

Original Issue Discount Senior
Secured Convertible Promissory
Notes	-	-	577,170	577,170

Total liabilities	-	-	577,170	577,170

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

Currently the Company is in its development stage and has recorded $140,769 of revenue for the three months ended March 31, 2010 and $0 for the three months ended March 31, 2009. The Company anticipates emerging from the development stage in late 2011 or early 2012 upon completion of the development of their products. The revenue recorded is from research and development grants from the government to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2010 were $138,259 as compared to $0 for the three months ended March 31, 2009.  Cost of revenues for the three months ended March 31, 2010 were comprised of direct labor, direct travel, and subcontracts for the solar cell development.

Operating Expenses

Indirect Labor, Benefits, and General and Administrative Expenses

Indirect labor and benefits expenses for the three months ended March 31, 2010 were $68,702 as compared to $514 for the three months ended March 31, 2009.  Indirect labor and benefits for the three months ended March 31, 2010 were comprised of wages for the administrative staff, payroll taxes, health insurance, indirect travel, other administrative expenses and provision for vacation time.

Professional Fees

Professional fees for the three months ended March 31, 2010 were $94,602 as compared to $45,350 for the three months ended March 31, 2009, an increase of $49,252.  Professional fees for the three months ended March 31, 2010 were comprised of accounting, audit, and legal fees.

Amortization Expense

Amortization expense for the three months ended March 31, 2010 were $66,373 as compared to $8,913 for the three months ended March 31, 2009, an increase of $57,460.  Amortization expense is comprised of amortization of the license fee paid for the technology license, amortization of the debt issuance costs, and depreciation on the property and equipment.

Interest Expense

Interest expense for the three months ended March 31, 2010 were $195,785 as compared to $0 for the three months ended March 31, 2009.  Interest expense for the three months ended March 31, 2010 is comprised of the amortization of the debt discount.

Net Loss

Our net loss increased by $368,175 to $422,952 for the three months ended March 31, 2010, compared to $54,777 for the three months ended March 31, 2009. This is due to costs associated with acquiring technology license and the accounting, audit, and legal fees associated with the reverse merger.

Liquidity and Capital Resources

As of March 31, 2010, we had $582,353 of working capital. The surplus in working capital was due primarily to the closing of our financing in December, 2009.

Net cash used in operating activities was $107,326 for the three months ended March 31, 2010, as compared to $8,364 for the three months ended March 31, 2009. The Company is in the development stage and has generated no revenues from product sales.

Net cash used in investing activities was $6,974 for the three months ended March 31, 2010, as compared to $0 for the three months ended March 31, 2009. The increase of cash used in investing activities was due to the purchase of plant and equipment.

Net cash flows used in financing activities was $70,000 for the three months ended March 31, 2010, as compared to $0 for the three months ended March 31, 2009. The change in cash flow was due to the repayment of a loan from a related party.

We require substantial working capital to fund our business. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future.

On December 31, 2009, we accepted subscriptions for a total of 26.6 units in the Private Placement, consisting of an aggregate of $2,660,000 of original issue discount senior secured convertible notes and warrants to purchase an aggregate of 2,660,000 shares of common stock at an exercise price of $1.25 per share, for a per unit purchase price of $50,000.  We received gross proceeds from such closing of the Private Placement of $990,000, which includes the $340,000 of bridge notes that were converted in the Private Placement.  The Private Placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. The securities sold in the Private Placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Off-Balance Sheet Arrangements

Since our inception, except for standard operating leases, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our President, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: April 30, 2010	By:	/s/ Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: April 30, 2010	By:	/s/ Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)