Form 10-Q
period 2010-06-30
Magnolia Solar Corp
filed 2010-08-10
CIK 1437491

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

As of August 9, 2010 the issuer had 23,905,000 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Table of Contents

Consolidated Financial Statements:

Balance Sheet as of June 30, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Operations for the six and three months ended June 30, 2010 and 2009 and for the period January 8, 2008 (Inception) through June 30, 2010	4

Consolidated Statements of Changes in Stockholders’ Equity for the period January 8, 2008 (Inception) through June 30, 2010	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and for the period January 8, 2008 (Inception) through June 30, 2010	6

Notes to Consolidated Financial Statements	7

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS

	June 30,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS
Cash	$435,974	$744,402
Accounts receivable	194,888	54,135
Total current assets	630,862	798,537

Property and equipment,
net of accumulated depreciation	7,605	-
License, net of accumulated amortization	279,258	297,083
Deferred financing fees, net of
accumulated amortization	490,600	609,776
Total other assets	777,463	906,859

TOTAL ASSETS	$1,408,325	$1,705,396

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$102,490	$45,822
Loan payable - related party	-	70,000
Total current liabilities	102,490	115,822

Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	984,243	577,170

TOTAL LIABILITIES	1,086,733	692,992

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 98,684,213 shares authorized,
23,905,000 and 23,830,000 shares issued and outstanding	23,905	23,831
Additional paid in capital	405,095	337,669
Additional paid in capital - warrants	867,806	867,806
Deficit accumulated during the development stage	(975,214)	(216,902)
Total stockholders' equity	321,592	1,012,404

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,408,325	$1,705,396

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2010

					JANUARY 8, 2008
					(INCEPTION)
	SIX MONTHS ENDED		THREE MONTHS ENDED		THROUGH
	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010

REVENUE	$344,965	$-	$204,196	$-	$399,100

COST OF REVENUES	296,423	-	158,164	-	325,255

GROSS PROFIT	48,542	-	46,032	-	73,845

OPERATING EXPENSES
Indirect and administrative labor	82,779	-	46,972	-	136,043
Professional fees	131,243	87,850	36,641	42,500	221,489
Depreciation and amortization expense	137,684	17,825	71,311	8,912	197,101
General and administrative	48,224	693	15,329	179	84,894
Total operating expenses	399,930	106,368	170,253	51,591	639,527

NON-OPERATING EXPENSES
Interest expense	406,924	347	211,139	347	409,532
Total non-operating expenses	406,924	347	211,139	347	409,532

NET LOSS	$(758,312)	$(106,715)	$(335,360)	$(51,938)	$(975,214)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	22,676,107	21,330,000	23,905,000	21,330,000

NET LOSS PER SHARE	$(0.03)	$(0.01)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - March 31, 2008	4,473,684	$4,474	$49,600	$-	$(4,477)	$49,597

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,684	4,474	49,600	-	(35,592)	18,482

Net loss for the period April 1, 2009 through December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of Magnolia Solar Corp., net of the cancellation of founders shares	19,356,316	19,357	288,069	-	(126,151)	181,275

To reflect the issuance of warrants in the issuance of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,831	337,669	867,806	(216,902)	1,012,404

To reflect the issuance of common stock	75,000	74	67,426	-		67,500

Net loss for the period ended June 30, 2010	-	-	-	-	(758,312)	(758,312)

Balance - June 30, 2010	23,905,000	$23,905	$405,095	$867,806	$(975,214)	$321,592

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2010

			JANUARY 8, 2008
			(INCEPTION)
	SIX MONTHS ENDED		THROUGH
	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(758,312)	$(106,715)	$(975,214)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	137,684	17,825	197,101
Amortization of stock issuance costs, reported as interest expense	407,073	-	407,073
Common stock issued for services	67,500	-	67,500

Change in assets and liabilities
(Increase) in accounts receivable	(140,753)	-	(194,888)
Increase in accounts payable and accrued expenses	56,668	75,347	102,490
Total adjustments	528,172	93,172	579,276
Net cash used in operating activities	(230,140)	(13,543)	(395,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred financing fees paid in connection with funding	-	-	(154,800)
Deposits for shares of stock in proposed merger	-	(20,000)	(35,000)
Refund of deposits for shares of stock in proposed merger	-	-	35,000
Purchase of property, plant and equipment	(8,288)	-	(8,288)
Net cash used in investing activities	(8,288)	(20,000)	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Proceeds from promissory note	-	25,000	25,000
Repayment of promissory note	-	-	(25,000)
Net proceeds received from Original Discount Promissory Notes	-	-	990,000
Repayment of loan payable - related party	(70,000)	-	(70,000)
Net cash provided by (used in) financing activities	(70,000)	25,000	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(308,428)	(8,543)	435,974

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	744,402	9,970	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$435,974	$1,427	$435,974

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,371	$-	$1,371

NON-CASH SUPPLEMENTAL INFORMATION
Stock issued for license	$-	$-	$356,500

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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
JUNE 30, 2010

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
JUNE 30, 2010

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
JUNE 30, 2010

Note 1 – Organization and Nature of Business (continued)

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has just started generating revenues and has generated losses totaling $758,312 for the six months ended June 30, 2010 and $177,998 and $38,904 for the years ended December 31, 2009 and 2008, respectively. The Company did raise funds in the Private Placement, and may need to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, despite totaling $435,974 and $744,402 in cash as of June 30, 2010 and December 31, 2009. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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
JUNE 30, 2010

Note 2 - Summary of Significant Accounting Policies (continued)

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

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company believes no allowance for doubtful accounts is necessary at June 30, 2010 and December 31, 2009.  The Company does not charge interest on past due accounts.

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

Recoverability of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of June 30, 2010.

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
 JUNE 30, 2010

Note 2 - Summary of Significant Accounting Policies (continued)

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

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Loss Per Share of Common Stock (continued)

	June 30,	June 30,
	2010	2009

Net loss	$(758,312)	$(106,715)

Weighted-average common shares
outstanding (Basic)	22,676,107	3,400,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,216,428	-

Weighted-average common shares
outstanding (Diluted)	25,892,535	3,400,000

Uncertainty in Income Taxes
The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2010, no additional accrual for income taxes is necessary.

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
JUNE 30, 2010

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
JUNE 30, 2010

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through August 9, 2010, the date the financial statements were issued.

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
JUNE 30, 2010

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
JUNE 30, 2010

Note 3 - Stockholders’ Equity (continued)

In accordance with the Merger, the Company cancelled 1,500,000 shares of common stock in the Split-Off, and issued 16,210,800 shares to the former shareholders of Magnolia Solar, Inc. As a result of these transactions, as of December 31, 2009, there were 18,110,800 shares of common stock issued and outstanding. The Company effectuated a 1.3157895:1 forward stock split in February 2010, in accordance with the merger agreement which resulted in 23,830,000 shares of common stock issued and outstanding. On March 10, 2010, the Company issued 75,000 shares of common stock at its fair value price ($0.90 per share) for legal services resulting in a value of $67,500. As of June 30, 2010, the Company has 23,905,000 shares issued and outstanding.

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

As of June 30, 2010 and December 31, 2009, the following warrants are outstanding:

Balance - December 31, 2008	-
Issued - in the 26.6 units	2,660,000	$1.25
Issued - to Placement Agent	556,428	$1.05
Balance - December 31, 2009	3,216,428	$1.22
Balance - June 30, 2010	3,216,428	$1.22

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 4 - Property and Equipment

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Office equipment and computers	$6,106	$-
Furniture and fixtures	2,182	-
	8,288	-
Accumulated depreciation	(683)	-
	$7,605	$-

The Company incurred $683 and $0 in depreciation expense for the six months ended June 30, 2010 and 2009, respectively.

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the debt financing agreement executed in December 2009.  These costs were capitalized and are being charged to amortization expense over the life of the promissory notes.  Amortization expense for the six months ended June 30, 2010 and 2009 was $119,176 and $0, respectively.

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
JUNE 30, 2010

Note 7 - License Agreement

The Company has entered into a 10-year, renewable, exclusive license with Optical on April 30, 2008 for the exclusive rights of the patented technology related to the application of Optical’s solar cell technology.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement. Accumulated amortization as of June 30, 2010 and December 31, 2009 was $77,242 and $59,417, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 was $17,825. The Company anticipates amortizing $35,650 per year. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of June 30, 2010.

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

As of June 30, 2010 and December 31, 2009, the entire $2,660,000 remains outstanding, and none of the notes have been converted. In the transaction, the Company recognized a discount of $1,670,000 which is being amortized over the life of the notes.  The discount represents the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the notes. This discount is being amortized as well over the life of the notes.  The net value of the notes of $984,243 and $577,170 is included in the consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

As of June 30, 2010 and December 31, 2009, there is no provision for income taxes, current or deferred.

	June 30, 2010	December 31, 2009

Net operating losses	$331,655	$73,747
Valuation allowance	(331,655)	(73,747)

	$-	$-

At June 30, 2010 and December 31, 2009, the Company had a net operating loss carry forward in the amount of $975,457 and $216,902, available to offset future taxable income through 2030 and 2029, respectively.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2010 and 2009 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 10 – Commitments and Contingencies

The Company leases office space at two locations that expire between August 30, 2012 and January 31, 2013. Rent expense for the Company’s facilities for the six months ended June 30, 2010 and 2009 totaled $8,876 and $0, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2010 (remaining six months)	$8,352
2011	16,704
2012	15,304
2013	1,042
$41,402

Note 11 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit accounts, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At June 30, 2010 and December 31, 2009, the Company had uninsured deposits of approximately $46,384 and $509,361, respectively.

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

As of June 30, 2010, there were three significant customers that represented 78%, 12% and 10% of total revenue.  The Company had no sales for the six months ended June 30, 2009.

At June 30, 2010, there was one significant customer that represented 83% of accounts receivable.  At December 31, 2009, there were two significant customers that represented 65% and 35% of accounts receivable.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

Note 12 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

June 30, 2010
	Level 1	Level 2	Level 3	Total

Cash	435,974	-	-	435,974

Total assets	435,974	-	-	435,974

Original Issue Discount Senior
Secured Convertible Promissory
Notes	-	-	984,243	984,243

Total liabilities	-	-	984,243	984,243

December 31, 2009
	Level 1	Level 2	Level 3	Total

Cash	744,402	-	-	744,402

Total assets	744,402	-	-	744,402

Original Issue Discount Senior
Secured Convertible Promissory
Notes	-	-	577,170	577,170

Total liabilities	-	-	577,170	577,170

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

Currently the Company is in its development stage and has recorded $204,196 of revenue for the three months ended June 30, 2010 and $0 for the three months ended June 30, 2009. The Company anticipates emerging from the development stage in late 2011 or early 2012 upon completion of the development of their products. The revenue recorded is from research and development grants from the government to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2010 were $158,164 as compared to $_0__ for the three months ended June 30, 2009.  Cost of revenues for the three months ended June 30, 2010 were comprised of direct labor, direct travel, and subcontracts for the solar cell development.

Operating Expenses

Indirect Labor, Benefits, and General and Administrative Expenses

Indirect labor and benefits expenses for the three months ended June 30, 2010 were $46,972 as compared to $0__ for the three months ended June 30, 2009.  Indirect labor and benefits for the three months ended June 30, 2010 were comprised of wages for the administrative staff, payroll taxes, health insurance, indirect travel, other administrative expenses and provision for vacation time.

Professional Fees

Professional fees for the three months ended June 30, 2010 were $36,641 as compared to $42,500 for the three months ended June 30, 2009, a decrease of $5,859.  Professional fees for the three months ended June 30, 2010 were comprised of accounting, audit, legal, and business services fees.

Amortization Expense

Amortization expense for the three months ended June 30, 2010 were $71,311 as compared to $8,912 for the three months ended June 30, 2009, an increase of $62,399.  Amortization expense is comprised of amortization of the license fee paid for the technology license, amortization of the debt issuance costs, and depreciation on the property and equipment.

Interest Expense

Interest expense for the three months ended June 30, 2010 were $211,139 as compared to $347 for the three months ended June 30, 2009.  Interest expense for the three months ended June 30, 2010 is comprised of the amortization of the debt discount.

Net Loss

Our net loss increased by $283,422 to $335,360 for the three months ended June 30, 2010, compared to $51,938 for the three months ended June 30, 2009. This is due to costs associated with acquiring technology license and the accounting, audit, interest expense and legal fees associated with the reverse merger.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

Currently the Company is in its development stage and has recorded $344,965 of revenue for the six months ended June 30, 2010 and $0 for the six months ended June 30, 2009. The Company anticipates emerging from the development stage in late 2011 or early 2012 upon completion of the development of their products. The revenue recorded is from research and development grants from the government to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2010 were $296,423 as compared to $0 for the six months ended June 30, 2009.  Cost of revenues for the six months ended June 30, 2010 were comprised of direct labor, direct travel, and subcontracts for the solar cell development.

Operating Expenses

Indirect Labor, Benefits, and General and Administrative Expenses

Indirect labor and benefits expenses for the six months ended June 30, 2010 were $131,003 as compared to $693 for the six months ended June 30, 2009.  Indirect labor and benefits for the six months ended June 30, 2010 were comprised of wages for the administrative staff, payroll taxes, health insurance, indirect travel, other administrative expenses and provision for vacation time.

Professional Fees

Professional fees for the six months ended June 30, 2010 were $131,243 as compared to $87,850 for the six months ended June 30, 2009, an increase of $43,393.  Professional fees for the six months ended June 30, 2010 were comprised of accounting, audit, legal and business services fees.

Amortization Expense

Amortization expense for the six months ended June 30, 2010 were $137,684 as compared to $17,825 for the six months ended June 30, 2009, an increase of $119,859.  Amortization expense is comprised of amortization of the license fee paid for the technology license, amortization of the debt issuance costs, and depreciation on the property and equipment.

Interest Expense

Interest expense for the six months ended June 30, 2010 were $406,924 as compared to $347 for the six months ended June 30, 2009.  Interest expense for the six months ended June 30, 2010 is comprised of the amortization of the debt discount.

Net Loss

Our net loss increased by $651,597 to $758,312 for the six months ended June 30, 2010, compared to $106,715 for the six months ended June 30, 2009. This is due to costs associated with acquiring technology license and the accounting, audit, and legal fees associated with the reverse merger.

Liquidity and Capital Resources

As of June 30, 2010, we had $528,372 of working capital. The surplus in working capital was due primarily to the closing of our financing in December, 2009.

Net cash used in operating activities was $230,140 for the six months ended June 30, 2010, as compared to $13,543 for the six months ended June 30, 2009. The Company is in the development stage and has generated no revenues from product sales.

Net cash used in investing activities was $8,288 for the six months ended June 30, 2010, as compared to $20,000 for the six months ended June 30, 2009. The increase of cash used in investing activities was due to the purchase of plant and equipment.

Net cash flows used in financing activities was $70,000 for the six months ended June 30, 2010, as compared to cash provided by financing activities of $-25,000 for the six months ended June 30, 2009. The change in cash flow was due to the repayment of a loan from a related party.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAGNOLIA SOLAR CORPORATION

Date: August 10, 2010	By:	/s/ Ashok K. Sood
Dr. Ashok K. Sood
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: August 10, 2010	By:	/s/ Yash R..Puri
Dr. Yash R. Puri
Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)