Form 10-Q/A
period 2010-06-30
Magnolia Solar Corp
filed 2010-08-11
CIK 1437491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Explanatory Note: We are filing this Amendment to our Form 10-Q for the quarterly period ended June 30, 2010 in order to correct a typographical error contained on the cover page. Except as described above, the remainder of the Form 10-Q is unchanged.

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

MAGNOLIA SOLAR CORPORATION

Date: August 11, 2010	By:	/s/ Ashok K. Sood
Dr. Ashok K. Sood
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: August 11, 2010	By:	/s/ Yash R..Puri
Dr. Yash R. Puri
Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)