Form 10-Q
period 2010-09-30
Magnolia Solar Corp
filed 2010-11-09
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 8, 2010 the issuer had 23,905,000 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Table of Contents

Consolidated Financial Statements:

Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	4

Consolidated Statements of Operations for the nine and three months ended September 30, 2010 and 2009 and for the period January 8, 2008 (Inception) through September 30, 2010	5

Consolidated Statements of Changes in Stockholders’ Equity for the period January 8, 2008 (Inception) through September 30, 2010	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period January 8, 2008 (Inception) through September 30, 2010	7

Notes to Consolidated Financial Statements	8

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

ASSETS

	September 30,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS
Cash	$550,945	$744,402
Accounts receivable	123,471	54,135
Total current assets	674,416	798,537

Property and equipment,
net of accumulated depreciation	7,018	-
License, net of accumulated amortization	270,346	297,083
Deferred financing fees, net of
accumulated amortization	423,754	609,776
Total other assets	701,118	906,859

TOTAL ASSETS	$1,375,534	$1,705,396

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$95,956	$45,822
Loan payable - related party	-	70,000
Total current liabilities	95,956	115,822

Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	1,212,572	577,170

TOTAL LIABILITIES	1,308,528	692,992

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 98,684,213 shares authorized,
23,905,000 and 23,830,000 shares issued and outstanding	23,905	23,831
Additional paid in capital	405,095	337,669
Additional paid in capital - warrants	867,806	867,806
Deficit accumulated during the development stage	(1,229,800)	(216,902)
Total stockholders' equity	67,006	1,012,404

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,375,534	$1,705,396

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2010

					JANUARY 8, 2008
	NINE MONTHS ENDED		THREE MONTHS ENDED		(INCEPTION) THROUGH
	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010

REVENUE	$557,075	$-	212,110	$-	$611,210

COST OF REVENUES	364,919	3,360	68,496	3,360	393,751

GROSS PROFIT	192,156	(3,360)	143,614	(3,360)	217,459

OPERATING EXPENSES
Indirect and administrative labor	117,478	6,248	34,700	6,248	170,742
Professional fees	167,218	90,420	35,973	2,570	257,464
Depreciation and amortization expense	214,029	26,737	76,346	8,912	273,446
General and administrative	71,360	994	23,136	301	108,030
Total operating expenses	570,085	124,399	170,155	18,031	809,682

NON-OPERATING EXPENSES
Interest expense, net of interest income	634,969	799	228,046	452	637,577
Total non-operating expenses	634,969	799	228,046	452	637,577

NET LOSS	$(1,012,898)	$(128,558)	$(254,587)	$(21,843)	$(1,229,800)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,886,319	21,330,000	23,905,000	21,330,000

NET LOSS PER SHARE	$(0.04)	$(0.01)	$(0.01)	$(0.00)

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - March 31, 2008	4,473,684	$4,474	$49,600	$-	$(4,477)	$49,597

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,684	4,474	49,600	-	(35,592)	18,482

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	19,356,316	19,357	288,069	-	(126,151)	181,275

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,831	337,669	867,806	(216,902)	1,012,404

To reflect the issuance of common stock	75,000	74	67,426	-		67,500

Net loss for the period ended September 30, 2010	-	-	-	-	(1,012,898)	(1,012,898)

Balance - September 30, 2010	23,905,000	$23,905	$405,095	$867,806	$(1,229,800)	$67,006

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2010

			JANUARY 8, 2008
	NINE MONTHS ENDED		(INCEPTION) THROUGH
	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,012,898)	$(128,558)	$(1,229,800)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	214,029	26,737	273,446
Amortization of stock issuance costs, reported as interest expense	635,402	-	635,402
Common stock issued for services	67,500	-	67,500

Change in assets and liabilities
(Increase) in accounts receivable	(69,336)	-	(123,471)
Increase in accounts payable and accrued expenses	50,134	84,576	95,956
Total adjustments	897,729	111,313	948,833
Net cash used in operating activities	(115,169)	(17,245)	(280,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred financing fees paid in connection with funding	-	-	(154,800)
Deposits for shares of stock in proposed merger	-	(20,000)	(35,000)
Refund of deposits for shares of stock in proposed merger	-	-	35,000
Purchase of property, plant and equipment	(8,288)	-	(8,288)
Net cash used in investing activities	(8,288)	(20,000)	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	50,000	70,000
Proceeds from promissory note	-	25,000	25,000
Repayment of promissory note	-	-	(25,000)
Net proceeds received from Original Discount Promissory Notes	-	-	990,000
Repayment of loan payable - related party	(70,000)	-	(70,000)
Net cash provided by (used in) financing activities	(70,000)	75,000	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(193,457)	37,755	550,945

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	744,402	9,970	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$550,945	$47,725	$550,945

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,371	$-	$1,371

NON-CASH SUPPLEMENTAL INFORMATION
Stock issued for license	$-	$-	$356,500

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

Note 1 – Organization and Nature of Business (continued)

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has just started generating revenues and has generated losses totaling $1,012,898 for the nine months ended September 30, 2010 and $177,998 and $38,904 for the years ended December 31, 2009 and 2008, respectively. The Company did raise funds in the Private Placement, and may need to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, despite totaling $550,945 and $744,402 in cash as of September 30, 2010 and December 31, 2009. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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
SEPTEMBER 30, 2010

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

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company believes no allowance for doubtful accounts is necessary at September 30, 2010 and December 31, 2009.  The Company does not charge interest on past due accounts.

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

Recoverability of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of September 30, 2010.

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
 SEPTEMBER 30, 2010

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

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Loss Per Share of Common Stock (continued)

	September 30,	September 30,
	2010	2009

Net loss	$(1,012,898)	$(128,558)

Weighted-average common shares
outstanding (Basic)	23,886,319	21,330,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,216,428	-

Weighted-average common shares
outstanding (Diluted)	27,102,747	21,330,000

Uncertainty in Income Taxes
The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2010, no additional accrual for income taxes is necessary.

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
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

Note 3 - Stockholders’ Equity (continued)

In accordance with the Merger, the Company cancelled 1,500,000 shares of common stock in the Split-Off, and issued 16,210,800 shares to the former shareholders of Magnolia Solar, Inc. As a result of these transactions, as of December 31, 2009, there were 18,110,800 shares of common stock issued and outstanding. The Company effectuated a 1.3157895:1 forward stock split in February 2010, in accordance with the merger agreement which resulted in 23,830,000 shares of common stock issued and outstanding. On March 10, 2010, the Company issued 75,000 shares of common stock at its fair value price ($0.90 per share) for legal services resulting in a value of $67,500. As of September 30, 2010, the Company has 23,905,000 shares issued and outstanding.

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

As of September 30, 2010 and December 31, 2009, the following warrants are outstanding:

Balance – December 31, 2008
Issued – in the 26.6 units	2,660,000	$1.25
Issued – to Placement Agent	556,428	$1.05
Balance – December 31, 2009	3,216,428	$1.22
Balance – September 30, 2010	3,216,428	$1.22

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 4 - Property and Equipment

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Office equipment and computers	$6,106	$-
Furniture and fixtures	2,182	-
	8,288	-
Accumulated depreciation	(1,270)	-
	$7,018	$-

The Company incurred $1,270 and $0 in depreciation expense for the nine months ended September 30, 2010 and 2009, respectively.

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the debt financing agreement executed in December 2009.  These costs were capitalized and are being charged to amortization expense over the life of the promissory notes.  Amortization expense for the nine months ended September 30, 2010 and 2009 was $186,022 and $0, respectively.

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
SEPTEMBER 30, 2010

Note 7 - License Agreement

The Company has entered into a 10-year, renewable, exclusive license with Optical on April 30, 2008 for the exclusive rights of the patented technology related to the application of Optical’s solar cell technology.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement. Accumulated amortization as of September 30, 2010 and December 31, 2009 was $86,154 and $59,417, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was $26,737. The Company anticipates amortizing $35,650 per year. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of September 30, 2010.

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

As of September 30, 2010 and December 31, 2009, the entire $2,660,000 remains outstanding, and none of the notes have been converted. In the transaction, the Company recognized a discount of $1,670,000 which is being amortized over the life of the notes.  The discount represents the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the notes. This discount is being amortized as well over the life of the notes.  The net value of the notes of $1,212,572 and $577,170 is included in the consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

As of September 30, 2010 and December 31, 2009, there is no provision for income taxes, current or deferred.

	September 30, 2010	December 31, 2009

Net operating losses	$418,132	$73,747
Valuation allowance	(418,132)	(73,747)

	$-	$-

At September 30, 2010 and December 31, 2009, the Company had a net operating loss carry forward in the amount of $1,229,800 and $216,902, available to offset future taxable income through 2030 and 2029, respectively.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2010 and 2009 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 10 – Commitments and Contingencies

The Company leases office space at two locations that expire between August 30, 2012 and January 31, 2013. Rent expense for the Company’s facilities for the nine months ended September 30, 2010 and 2009 totaled $13,126 and $0, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2010 (remaining three months)	$4,176
2011	16,704
2012	15,304
2013	1,042
$37,226

Note 11 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit accounts, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At September 30, 2010 and December 31, 2009, the Company had uninsured deposits of approximately $114,799 and $259,361, respectively.

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

As of September 30, 2010, there were two significant customers that represented 74% and 10% of total revenue.  The Company had no sales for the nine months ended September 30, 2009.

At September 30, 2010, there were two significant customers that represented 84% and 16% of accounts receivable.  At December 31, 2009, there were two significant customers that represented 65% and 35% of accounts receivable.

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

MAGNOLIA SOLAR CORPORATION
(FORMERLY MOBILIS RELOCATION SERVICES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Note 12 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

September 30, 2010
	Level 1	Level 2	Level 3	Total

Cash	550,945	-	-	550,945

Total assets	550,945	-	-	550,945

Original Issue Discount Senior
Secured Convertible Promissory
Notes	-	-	1,212,572	1,212,572

Total liabilities	-	-	1,212,572	1,212,572

December 31, 2009
	Level 1	Level 2	Level 3	Total

Cash	744,402	-	-	744,402

Total assets	744,402	-	-	744,402

Original Issue Discount Senior
Secured Convertible Promissory
Notes	-	-	577,170	577,170

Total liabilities	-	-	577,170	577,170

Note 13 – Subsequent Event

The Company announced on October 18, 2010, that they have recently received funding for a Phase II contract from the New York State Energy Research and Development Authority (NYSERDA). The contract is for continued effort to demonstrate high-efficiency nanostructured thin film solar cells, and represents the second phase of a three-phase, $1,000,000 development program.

The award of the Phase II funds was approved after the Company satisfied the Phase I milestones for the development of nanostructured based thin film solar cells. Phase I accomplishments included the demonstration of advanced, tunable antireflection coatings for solar cells on glass substrates and the development of nanostructured absorber materials to capture a larger part of the solar spectrum for the high-efficiency solar cell development. Under Phase II, the Company will continue optimizing this unique solar cell technology.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

Currently the Company is in its development stage and has recorded $212,110 of revenue for the three months ended September 30, 2010 and $0 for the three months ended September 30, 2009. The Company anticipates emerging from the development stage in late 2011 or early 2012 upon completion of the development of their products. The revenue recorded is from research and development grants from the government to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2010 were $68,496 as compared to $3,360 for the three months ended September 30, 2009.  Cost of revenues for the three months ended September 30, 2010 were comprised of direct labor, direct travel, and subcontracts for the solar cell development.

Operating Expenses

Indirect Labor, Benefits, and General and Administrative Expenses

Indirect labor and benefits expenses for the three months ended September 30, 2010 were $34,700 as compared to $6,248 for the three months ended September 30, 2009.  Indirect labor and benefits for the three months ended September 30, 2010 were comprised of wages for the administrative staff, payroll taxes, health insurance, indirect travel, other administrative expenses and provision for vacation time.

Professional Fees

Professional fees for the three months ended September 30, 2010 were $35,973 as compared to $2,570 for the three months ended September 30, 2009, an increase of $33,403.  Professional fees for the three months ended September 30, 2010 were comprised of accounting, audit, legal, and business services fees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2010 was $76,346,as compared to $8,912 for the three months ended September 30, 2009, an increase of $67,434.  Depreciation and amortization expense is comprised of amortization of the license fee paid for the technology license, amortization of the debt issuance costs, and depreciation on the property and equipment.

Interest Expense

Interest expense for the three months ended September 30, 2010 was $228,046 as compared to 452 for the three months ended September 30, 2009.  Interest expense for the three months ended September 30, 2010 is comprised of the amortization of the debt discount.

Net Loss

Our net loss increased by $232,744 to $254,587 for the three months ended September 30, 2010, compared to $21,843 for the three months ended September 30, 2009. This is due to costs associated with acquiring technology license and the accounting, audit, interest expense and legal fees associated with the reverse merger.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

Currently the Company is in its development stage and has recorded $557,075 of revenue for the nine months ended September 30, 2010 and $0 for the nine months ended September 30, 2009. The Company anticipates emerging from the development stage in late 2011 or early 2012 upon completion of the development of their products. The revenue recorded is from research and development grants from the government to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2010 were $364,919 as compared to $3,360 for the nine months ended September 30, 2009.  Cost of revenues for the nine months ended September 30, 2010 were comprised of direct labor, direct travel, and subcontracts for the solar cell development.

Operating Expenses

Indirect Labor, Benefits, and General and Administrative Expenses

Indirect labor and benefits expenses for the nine months ended September 30, 2010 were $117,478 as compared to $6,248 for the nine months ended September 30, 2009.  Indirect labor and benefits for the nine months ended September 30, 2010 were comprised of wages for the administrative staff, payroll taxes, health insurance, indirect travel, other administrative expenses and provision for vacation time.

Professional Fees

Professional fees for the nine months ended September 30, 2010 were $167,218as compared to $90,420 for the nine months ended September 30, 2009, an increase of $76,798.  Professional fees for the nine months ended September 30, 2010 were comprised of accounting, audit, legal, and business services fees.

Amortization Expense

Amortization expense for the nine months ended September 30, 2010 was $214,029 as compared to $26,737 for the nine months ended September 30, 2009, an increase of $187,292.  Amortization expense is comprised of amortization of the license fee paid for the technology license, amortization of the debt issuance costs, and depreciation on the property and equipment.

Interest Expense

Interest expense for the nine months ended September 30, 2010 was $634,969 as compared to $799 for the nine months ended September 30, 2009.  Interest expense for the nine months ended September 30, 2010 is comprised of the amortization of the debt discount.

Net Loss

Our net loss increased by $884,340 to $1,012,898 for the nine months ended September 30, 2010, compared to $128,558 for the nine months ended September 30, 2009. This is due to costs associated with acquiring technology license and the accounting, audit, interest expense and legal fees associated with the reverse merger.

Liquidity and Capital Resources

As of Septmber 30, 2010, we had $578,460 of working capital. The surplus in working capital was due primarily to the closing of our financing in December, 2009.

Net cash used in operating activities was $115,169 for the nine months ended September 30, 2010, as compared to $17,245 for the nine months ended September 30, 2009. The Company is in the development stage and has generated no revenues from product sales.

Net cash used in investing activities was $8,288 for the nine months ended September 30, 2010, as compared to $20,000 for the nine months ended September 30, 2009. The increase of cash used in investing activities for 2010 was due to the purchase of plant and equipment.

Net cash flows used in financing activities was $70,000 for the nine months ended September 30, 2010, as compared to cash provided by financing activities of $75,000 for the nine months ended September 30, 2009. The change in cash flow was due to the proceeds received/repayment of a loan from a related party.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MAGNOLIA SOLAR CORPORATION

Date: November 9, 2010	By:	/s/ Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)