Form 10-K
period 2010-12-31
Magnolia Solar Corp
filed 2011-03-28
CIK 1437491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,090,250.

As of March 25, 2011, there were 23,930,000 shares of Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

MAGNOLIA SOLAR CORPORATION AND SUBISIDIARIES

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

Factors that might affect our forward-looking statements include, among other things:

•	overall economic and business conditions;
•	the demand for our goods and services;
•	competitive factors in the industries in which we compete;
•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);
•	the outcome of litigation and governmental proceedings;
•	interest rate fluctuations and other changes in borrowing costs;
•	other capital market conditions, including availability of funding sources;
•	potential further impairment of our indefinite-lived intangible assets and/or our long-lived assets; and
•	changes in government regulations related to the broadband and Internet protocol industries.

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

Industry Overview and Market Opportunity

Solar electric power or photovoltaic (PV) technology is the conversion of sunlight directly into electricity. The solar cells available today use semiconducting materials (similar to those used in computer chips and flat panel displays) such as silicon. These cells are the basic building blocks of complete systems. To provide useful amounts of power, the cells are wired together in varying numbers to create solar modules (also called solar panels).

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

Crystalline Silicon Solar Cells

The solar photovoltaic market is dominated by the crystalline silicon (c-Si) technology that was developed in the '60s for the space race and then converted for commercial use during the energy crunch of the '70s. Today, over 85 percent of solar cells and solar panels are made with silicon wafers. There are several different types of silicon that are being used in solar cell and panel production. These include single crystal silicon, poly-crystalline cells and ribbon silicon solar cells. Representative companies employing varying types of crystal silicon material can be broken down as follows:

•	Single Crystal Silicon (Sun power, Suntech Power etc.)
•	Poly-crystalline Cells (Canadian Solar etc.)
•	Ribbon Silicon cells ( Schott Solar, Evergreen Solar)

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

Thin Film Solar Cells

Thin film solar cells are gaining popularity owing to their ability to tailor the spectrum performance to take advantage of a broader range of the sun’s spectrum than silicon can utilize. There are several different thin film technologies that are under development for both the military satellite market and the terrestrial market. The varieties of thin film solar technologies undergoing commercialization include:

•	Multi-junction GaAs cells for space ( Boeing, Emcore)
•	CIGS Cells ( Ascent Solar, Daystar, Nanosolar)
•	CdTe /CdS Cells ( First Solar)
•	Amorphous-silicon thin film solar cells (Energy Conversion Devices)

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

Federal Mandates

Federal agencies must meet energy management and renewable energy guidelines set forth in the Energy Policy Act of 2005 ("EPACT"), Executive Order 13423 "Strengthening Federal Environmental, Energy and Transportation Management" ("EO 13423") and related regulations. In particular, EPACT directs that the following percentages of an agency's energy consumption come from renewable energy sources:

•	3% or more in fiscal years 2007 through 2009,
•	5% or more in fiscal years 2010 through 2012, and
•	7.5% or more by 2013.

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

Employees

As of December 31, 2010, we had four employees. We consider our employees relations to be excellent.

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

Commercializing our planned solar modules and processes depends on a number of factors, including but not limited to:

•	further product and manufacturing process development;
•	development of certain critical tools and large scale production capabilities;
•	completion, refinement and management of our supply chain;
•	completion, refinement, and management of our distribution channels;
•	demonstration of efficiencies that will make our products attractively priced; and
•	developing an adequate sales force and sales channels necessary to distribute our products and achieve our desired revenue goals.

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

According to the International Energy Agency, global production of electricity was about 20,260 terawatt hours in 2008 of which less than 1 percent came from solar photovoltaic sources. Even with many advances in the solar photovoltaic technology, adoption of solar photovoltaic power technology by energy users remains low and the total solar electricity production capacity remains well below one percent of the world consumption of electricity. Thus, the solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If our products are not accepted by the market, our business plans, prospects, results of operations and financial condition will suffer. Moreover, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our proposed products and our ability to sell our products at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including, but not limited to:

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

Our directors and executive officers will own or control a significant percentage of the common stock following the Merger and completion of the Private Placement. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. Following the Merger, our current officers and directors own an aggregate of 16,200,000 shares of our common stock or a total of approximately 67.76% of the voting power of all our outstanding shares of stock. The interests of such persons may differ from the interests of our other stockholders, including purchasers of units in the Private Placement. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including purchasers in the Private Placement, may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Exercise of options and warrants may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2010, we had (i) outstanding warrants to purchase 2,660,000 shares of our common stock at an exercise price of $1.25 per share, (ii) outstanding placement agent warrants to purchase 725,300 shares of our common stock (512,000 of which were issued in connection with the Private Placement and 213,300 of which were issued in connection with the engagement of the placement agent) at an exercise price of $1.05 per share, and (iii) outstanding notes which are convertible into an aggregate of 2,660,000 shares of our common stock at a conversion price of $1.00 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

We lease our Woburn, Massachusetts headquarters, consisting of approximately 360 square feet of office space, at $350 per month. The lease expires on August 30, 2012. We also lease office space in the Albany Nanotech Center of the College of Nanoscale Science and Engineering in Albany, New York. This office space consists of approximately 430 square feet at a monthly rent of $1,073.06, and the lease expires on January 31, 2013.

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

FISCAL YEAR 2010	HIGH	LOW
First Quarter	$1.20	$0.75
Second Quarter	$1.21	$0.85
Third Quarter	$1.05	$0.55
Fourth Quarter	$0.84	$0.43

FISCAL YEAR 2009	HIGH		LOW
First Quarter	$	_	$	_
Second Quarter	$	_	$	_
Third Quarter	$	_	$	_
Fourth Quarter	$	_	$	_

There were no reported sales of our common stock on the OTC Bulletin Board during the year ended December 31, 2009. On December 31, 2010, the last reported sales price was $0.43 and on March 25, 2011 the last reported sale price was $0.22. According to the records of our transfer agent, as of March 17, 2011, there were approximately 124 holders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Prior to December 31, 2009, we were a public shell company, as defined by the SEC without material assets or activities. On December 31, 2009, we completed a reverse merger pursuant to which a wholly-owned subsidiary of ours merged with and into a privately-held Delaware corporation, Magnolia Solar, Inc. For financial reporting purposes, Magnolia Solar, Inc. and not the public shell company is considered the acquirer.

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

Results of Operations

Our revenues are derived from research and development grants and contracts awarded to the company by government and private sector.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues

Currently the Company is in its development stage and has recorded $685,568 of revenue for the year ended December 31, 2010 and $54,135 of revenue for the year ended December 31, 2009. The Company anticipates emerging from the development stage in fiscal 2012. The revenue recorded is from research and development grants to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the year ended December 31, 2010 were $464,432 as compared to $28,832 for the year ended December 31, 2009. Cost of revenues for the year ended December 31, 2010 were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development.

Operating Expenses

Indirect Labor, Benefits, and General and Administrative Expenses

Indirect labor and benefits expenses for the year ended December 31, 2010 were $102,819 as compared to $53,264for the year ended December 31, 2009. Indirect labor and benefits for the year ended December 31, 2010 were comprised of wages for the administrative staff, payroll taxes, health insurance, indirect travel, other administrative expenses and provision for vacation time.

Professional Fees

Professional fees for the year ended December 31, 2010 were $373,659 as compared to $75,246 for the year ended December 31, 2009, an increase of $298,413. Professional fees for the year ended December 31, 2010 were comprised of accounting, business services, and legal fees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2010 were $295,735 as compared to $35,650 for the year ended December 31, 2009, an increase of $260,085. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment.

Interest Expense

Interest expense for the year ended December 31, 2010 was $881,403 as compared to $2,501 for the year ended December 31, 2009. Interest expense was comprised of the amortization of the debt discount.

Net Loss

Our net loss increased by $1,365,777 to $1,543,775 for the year ended December 31, 2010, compared to $177,998 for the year ended December 31, 2009. This is due to costs associated with acquiring technology license and the accounting, audit, legal fees and the interest accrued on the note payable.

Liquidity and Capital Resources

As of December 31, 2010, we had $(1,068,284) of working capital deficit as compared to working capital of $682,715 as of December 31, 2009. The decrease in working capital was due primarily to the increase in the current portion of Original Issue Discount Senior Secured Convertible Promissory Note of $1,459,209 which matures December 31, 2011.

Net cash used in operating activities was $235,529 for the year ended December 31, 2010, as compared to $150,768 for the year ended December 31, 2009. The Company is in the development stage and has generated no revenues from product sales.

Net cash used in investing activities was $8,288 for the year ended December 31, 2010, as compared to $154,800 for the year ended December 31, 2009. The cash used in investing activities in 2009 was due to the deferred financing fees in conjunction with the financing transaction. In 2010, we used $8,288 in the acquisition of fixed assets.

Net cash flows used in financing activities was $70,000 for the year ended December 31, 2010, as compared to $1,040,000 provided by financing activities for the year ended December 31, 2009. There was a decrease in cash provided from financing activities in 2010 due to a repayment of a loan received from a related party. A majority of the cash provided by financing activities in 2009 was the result of the financing completed in December 2009.

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

Item 8. Financial Statements and Supplementary Data.

MAGNOLIA SOLAR CORPORATION

Report of Independent Registered Public Accounting Firm

To the Directors of Magnolia Solar Corporation

We have audited the accompanying consolidated balance sheets of Magnolia Solar Corporation (the "Company") (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2010 and 2009 and period January 8, 2008 (Inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Solar Corporation (a development stage company) as of December 31, 2010 and 2009, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009 and period January 8, 2008 (Inception) through December 31, 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in process of continuing its development of its thin film solar cell technology and has significant losses as a result of this. The lack of profitable operations raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KBL, LLP
New York, NY March 24, 2011

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS
	2010	2009
CURRENT ASSETS
Cash	$430,585	$744,402
Accounts receivable	118,150	54,135
Prepaid expenses	1,417	-
Total current assets	550,152	798,537

Fixed assets, net	6,432	-

OTHER ASSETS
License, net of accumulated amortization	261,433	297,083
Deferred financing fees	351,548	609,776
Total other assets	612,981	906,859

TOTAL ASSETS	$1,169,565	$1,705,396

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$159,227	$45,822
Current portion of Original Issue Discount Senior Secured Convertible Promissory Note, net of discount	1,459,209	-
Loan payable - related party	-	70,000
Total current liabilities	1,618,436	115,822

Original Issue Discount Senior Secured Convertible Promissory Note, net of discount	-	577,170

TOTAL LIABILITIES	1,618,436	692,992

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
23,930,000 and 23,830,000 shares issued and outstanding	23,930	23,830
Additional paid in capital	420,070	337,670
Additional paid in capital - warrants	867,806	867,806
Deficit accumulated during the development stage	(1,760,677)	(216,902)
Total stockholders' equity (deficit)	(448,871)	1,012,404

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,169,565	$1,705,396

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2010

			JANUARY 8, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31, 2010	DECEMBER 31, 2009	DECEMBER 31, 2010

REVENUE	$685,568	$54,135	$739,703

COST OF REVENUES	464,432	28,832	493,264

GROSS PROFIT	221,136	25,303	246,439

OPERATING EXPENSES
Indirect and administrative labor	102,819	53,264	156,803
Professional fees	373,659	75,246	463,905
Amortization expense	295,735	35,650	355,152
General and administrative	111,295	36,640	147,965
Total operating expenses	883,508	200,800	1,123,105

NON-OPERATING EXPENSES
Interest expense	881,403	2,501	884,011
Total non-operating expenses	881,403	2,501	884,011

NET (LOSS)	$(1,543,775)	$(117,998)	$(1,760,677)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,893,699	23,830,000

NET (LOSS) PER SHARE	$(0.06)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(INCLUDING MOBILIS RELOCATION SERVICES – PRE-MERGER)

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - November 19, 2007	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	1,973,685	1,974	13, 026	-	-	15,000

Common shares issued for cash - others	2,500,001	2,500	35,500	-	-	38,000

Net loss for the period ended March 31, 2008	-	-	-	-	(4,477)	(4,477)

Balance - March 31, 2008	4,473,686	4,474	48,526	-	(4,477)	48,523

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,686	4,474	48,526	-	(35,592)	17,408

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of Magnolia Solar Corp., net of the cancellation of founders shares	19,356,314	19,356	289,144	-	(126,151)	182,349

To reflect the issuance of warrants in the issuance of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,830	337,670	867,806	(216,902)	1,012,404

Common shares issued for services rendered	100,000	100	82,400	-	-	82,500

Net loss for the year ended December 31, 2010	-	-	-	-	(1,543,775)	(1,543,775)

Balance - December 31, 2009	23,930,000	$23,930	$420,070	$867,806	$(1,760,677)	$(448,871)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2010

			JANUARY 8, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31, 2010	DECEMBER 31, 2009	DECEMBER 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,543,775)	$(177,998)	$(1,760,677)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Amortization expense	295,735	35,650	355,152
Common stock issued for services rendered	82,500		82,500
Amortization of original issue discount and debt discount	882,039		882,039

Change in assets and liabilities
(Increase) in accounts receivable	(64,015)	(54,135)	(118,150)
(Increase) in prepaid expenses	(1,417)	-	(1,417)
Increase in accounts payable and accrued expenses	113,404	45,715	159,226
Total adjustments	1,308,246	27,230	1,359,350
Net cash (used in) operating activities	(235,529)	(150,768)	(401,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(8,288)	-	(8,288)
Deferred financing fees paid in connection with funding	-	(154,800)	(154,800)
Net cash (used in) investing activities	(8,288)	(154,800)	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party		50,000	70,000
Repayment of loan payable – related party	(70,000)	-	(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	990,000	990,000
Net cash provided by (used in) financing activities	(70,000)	1,040,000	995,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(313,817)	734,432	430,585

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	744,402	9,970	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$430,585	$744,402	$430,585

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,371	$-	$1,371

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$82,500	$-	$82,500
Amortization of original issue discount and debt discount	$882,039	$-	$882,039

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1-	ORGANIZATION AND NATURE OF BUSINESS

On November 19, 2007, Mobilis Relocation Services, Inc. (“Mobilis”) was organized under the laws of the State of Nevada. Mobilis was formed for the purpose of engaging in all lawful businesses. Mobilis had no material business operations from inception through December 31, 2009. Mobilis formed plans to offer a resource for individual or family relocation/ moving needs.

Mobilis formed Magnolia Solar Acquisition Corp., a wholly-owned subsidiary incorporated in the State of Delaware. Mobilis, filed a Certificate of Change to its Articles of Incorporation in order to affect a forward split of the number of authorized shares of common stock which they were authorized to issue, and of the then issued and outstanding shares in a ratio of 1.3157895:1. The forward split occurred in February 2010. All share and per share amounts have been reflected herein post-split.

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

Upon the closing of the Merger, the sole officer of Mobilis resigned and was replaced with a new director and new officers that were formerly from Magnolia Solar.

Immediately following the closing of the Merger and the Private Placement, under an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”), Mobilis transferred all of their pre-merger assets and liabilities to their wholly-owned subsidiary, Mobilis Relocation Services Holding, Inc. (“SplitCo”).

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1-	ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

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

In February 2011, the Company completed the first phase of its intellectual property protection initiative. In the past year, the Company has filed a series of U.S. utility patent and international Patent Cooperation Treaty (PCT) applications. This initial series of patent application claims the benefit of an earlier provisional application filed by the Company in January 2010.

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been generating revenues from various development contracts with governmental units, however has generated losses totaling $1,543,775, $177,998 and $1,760,677 for the years ended December 31, 2010 and 2009, and period January 8, 2008 (inception) through December 31, 2010, respectively. The Company did raise funds in the Private Placement, and may need to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, despite totaling $430,585 and $744,402 in cash as of December 31, 2010 and 2009, respectively. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officers and directors may need to contribute funds to sustain operations

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to the development of their thin film solar cell technology in the development contracts with governmental agencies they have entered into, corporate formation and the raising of capital. The Company has generated revenues from agreements entered into in 2009 and 2010 that are for the development of their products and not the sales of their products. These contracts are one-time contracts that support the Company's development. The Company anticipates emerging from the development stage in 2012 upon completion of the development of their products.

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

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience. Accounts deemed uncollectible are charged against this allowance. Receivables are reported on the balance sheet net of such allowance. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company believes no allowance for doubtful accounts is necessary at December 31, 2010 and 2009. The Company does not charge interest on past due accounts.

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

Impairment of Long-Lived Assets

The Company reviews their impairment of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell. The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of December 31, 2010.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	December 31,	December 31,
	2010	2009

Net loss	$(1,543,775)	$(177,998)

Weighted-average common shares
outstanding (Basic)	23,893,699	23,830,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,216,428	3,216,428

Weighted-average common shares
outstanding (Diluted)	27,110,127	27,046,428

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2010, no additional accrual for income taxes is necessary. The Company’s income tax returns are subject to examination by taxing authorities generally for the years ended December 31, 2008, 2009 and 2010.

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

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10 , (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements . ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities ”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through March 15, 2011, the date the financial statements were issued.

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

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall , for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. Adoption of ASU 2010-09 did not have a material impact on the Company’s results of operations or financial condition.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In April 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method (Topic 605) – Milestone Method of Revenue Recognition. The objective of this update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The Company has already employed this method of revenue recognition of their funded development contracts. The Company does not believe this amendment will have a material impact on their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT)

Mobilis was organized with 75,000,000 shares of common stock with a par value of $0.001. On December 31, 2009, Mobilis filed a Certificate of Change to its Articles of Incorporation in order to effect a forward split of the number of shares of common stock which it is authorized to issue and of its issued and outstanding shares in a ratio of 1.3157895:1 which occurred in February 2010. Accordingly, the Company currently is authorized to issue 75,000,000 shares of common stock.

Prior to the Merger as discussed herein, Mobilis issued 4,473,686 shares of common stock between January and March 2008 at prices ranging from $0.01 to $0.02 per share for a total of $53,000 cash.

In accordance with the Merger, the Company cancelled 1,973,684 shares of common stock in the Split-Off, and issued 21,330,000 shares to the former shareholders of Magnolia Solar, Inc. As a result of these transactions, as of December 31, 2009, there were 23,830,000 shares of common stock issued and outstanding. The Company effectuated a 1.3157895:1 forward stock split in February 2010, in accordance with the merger agreement which resulted in 23,830,000 shares of common stock issued and outstanding. On March 10, 2010, the Company issued 75,000 shares of common stock at its fair value price ($0.90 per share) for legal services resulting in a value of $67,500. On November 22, 2010 the Company issued 25,000 shares of common stock in at its fair value price ($0.60 per share) for consulting services in the value of $15,000.As of December 31, 2010, the Company has 23,930,000 shares issued and outstanding.

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

As of December 31, 2010 and 2009, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$1.25
Issued – to Placement Agent	556,428	$1.05
Balance – December 31, 2009	3,216,428	$1.22
Balance – December 31, 2010	3,216,428	$1.22

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 4-	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Office equipment and computers	$6,106	$-
Furniture and fixtures	2,182	-
	8,288	-
Accumulated depreciation	(1,856)	-
	$6,432	$-

The Company incurred $1,856 and $0 in depreciation expense for the years ended December 31, 2010 and 2009, respectively.

NOTE 5-	DEFERRED FINANCING FEES

The Company incurred financing fees of $609,776 in connection with the debt financing agreement executed in December 2009. These costs were capitalized and are being charged to amortization expense over the life of the promissory notes. Amortization expense for the years ended December 31, 2010 and 2009 was $258,228 and $0, respectively. As of December 31, 2010, $351,548 remains unamortized of the deferred financing fees.

NOTE 6-	LOAN PAYABLE – RELATED PARTY

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

NOTE 7-	LICENSE AGREEMENT

The Company has entered into a 10-year, renewable, exclusive license with Optical on April 30, 2008 for the exclusive rights of the Optical’s technology related to the application of  solar cell technology.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement. Accumulated amortization as of December 31, 2010 and 2009 was $95,067 and $59,417, respectively. Amortization expense for the years ended December 31, 2010 and 2009 was $35,650. The Company anticipates amortizing $35,650 per year. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2010.

NOTE 8-	ORIGINAL ISSUE DISCOUNT SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8-	ORIGINAL ISSUE DISCOUNT SENIOR SECURED CONVERTIBLE PROMISSORY NOTE (CONTINUED)

The principal amount of the notes shall be due within 24 months from the date of issuance (December 31, 2011), unless the notes are converted to shares of the Company’s common stock prior to the maturity date. The notes are convertible at the option of the Holder, into shares of the Company’s common stock at the initial conversion rate of $1.00 per share.

As of December 31, 2010, the entire $2,660,000 remains outstanding, and none of the notes have been converted. In the transaction, the Company recognized a discount of $1,670,000 which is being amortized over the life of the notes. The discount represents the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the notes. This discount is being amortized as well over the life of the notes. The net value of the notes of $1,459,209 and $577,170 is included in the consolidated balance sheets at December 31, 2010 and 2009, respectively. As of December 31, 2010, the entire amount is classified as a current liability.

NOTE 9-	PROVISION FOR INCOME TAXES

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

As of December 31, 2010 and 2009, there is no provision for income taxes, current or deferred.

	December 31, 2010	December 31, 2009

Net operating losses	$298,703	$73,747
Valuation allowance	(298,703)	(73,747)

	$-	$-

At December 31, 2010 and 2009, the Company had a net operating loss carry forward in the amounts of $878,538 and $216,902, available to offset future taxable income through 2030 and 2029, respectively. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2010 and 2009 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10-	COMMITMENTS AND CONTINGENCIES

The Company leases office space at two locations that expire between August 30, 2012 and January 31, 2013. Rent expense for the Company’s facilities for the years ended December 31, 2010 and 2009 totaled $15,960 and $0, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2011	$16,704
2012	15,304
2013	1,042
$33,050

During 2010 the Company entered into a contract for a website hosting program.  Under the agreement, the Company will owe $10,000 upon completion of the program, which will be paid in restricted shares of the Company’s stock.

On September 5, 2010, the Company entered into a contract with a state agency to develop and manufacture products. The Company has agreed to pay amounts equal to 1.5% of New York state manufactured sales, and 5% of non-New York state manufactured sales. As of December 31, 2010, the Company has incurred $649,389 of contract related expenses, all of which will be owed to the agency, contingent upon the sale of the Company’s product.

On October 13, 2010 the Company entered into a contract for consulting services.  The Company has already issued 25,000 shares of its stock on November 22, 2010 (see Note 3), an additional 25,000 shares are to be issued on or before 30 days of services being provided, with an additional 25,000 shares due to be issued on or before 60 days of services being provided. The agreement also calls for the issuance of restricted shares of stock for three months of service.

NOTE 11-	CONCENTRATION OF CREDIT RISK

The Company maintains its cash in one bank deposit accounts, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013. At December 31, 2010 and 2009, the Company had uninsured deposits of approximately $83,277 and $259,361, respectively.

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

Concentrations in Accounts Receivable	2010	2009

Customer A	83%	65%
Customer B	14%	35%

Concentrations in Revenue	2010	2009

Customer A	68%	65%
Customer B	12%	35%
Customer C	10%
Customer D	10%

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12-	FAIR VALUE MEASUREMENTS

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

December 31, 2010
	Level 1	Level 2	Level 3	Total

Cash	$430,585	$-	$-	$430,585

Total assets	$430,585	$-	$-	$430,585

Original Issue Discount Senior
Secured Convertible Promissory
Notes	$-	$-	$1,459,209	$1,459,209

Total liabilities	-	$-	$1,459,209	$1,459,209
				$
December 31, 2009
	Level 1	Level 2	Level 3	Total

Cash	$744,402	$-	-	$744,402

Total assets	$744,402	$-	-	$744,402

Original Issue Discount Senior
Secured Convertible Promissory
Notes	$-	$-	577,170	$577,170

Total liabilities	$-	$-	577,170	$577,170

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12-	FAIR VALUE MEASUREMENTS (CONTINUED)

Original Issue Discount
Senior Secured Convertible
Promissory Notes

Balance, January 1, 2009	$-

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	2,660,000

Discount on notes	(2,082,830)

Amortization of discount on notes	-

Balance, December 31, 2009	$577,170

Balance, January 1, 2010	$-

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	882,039

Balance, December 31, 2010	$1,459,209

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2010, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

 Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names. We are currently seeking to hire additional executive officers including a chief financial officer.

Name	Age	Position with the Company

Dr. Ashok K. Sood	63	President, Chief Executive Officer and Director
Dr. Yash R. Puri	63	Executive Vice-President, Chief Financial Officer and Director

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

				Option	All Other
		Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)		($)
Dr. Ashok K. Sood	2010	37,050	2,500		Deferred	42,900	82,450
President and CEO	2009	3,150	2,500

Dr. Yash R. Puri,	2010	4,800	2,500		Deferred	46,500	53,800
Exec. VP and CFO	2009	0	2,500

Employment Agreements and Compensation

The Company has not entered into employment agreements with any of its executive officers.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2010.

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
Dr. Yash R. Puri

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 17, 2011 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Magnolia Solar Corporation, 54 Cummings Park, Suite 316, Woburn, MA 01801. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 30, 2011, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

		Percentage
Name of	Number of Shares	Beneficially
Beneficial Owner	Beneficially Owned	Owned (1)

5% Owners :

Executive Officers and Directors :

Dr. Ashok K. Sood	8,100,500	33.85%

Dr. Yash R. Puri	8,100,000	33.85%

All executive officers and directors as a group (five persons)	16,200,500	67.76%

(1)	Based on 23,930,000 shares of our common stock issued and outstanding as of December 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2010, the Company did not have any securities issued and securities available for future issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Loan Payable to Magnolia Optical Technologies, Inc.

Magnolia Solar has an unsecured, loan payable outstanding with Magnolia Optical Technologies, Inc., (“Optical”) a related party through common ownership. Optical provided necessary working capital for the Company in their initial period to assist them in the payment of certain consulting expenses. Optical advanced $20,000 to the Company from September 2008 through December 2008 and an additional $50,000 in September 2009. The $70,000 was paid in full during the year ended December 31, 2010.

These amounts accrue interest at three and one-half percent (3.50%) per annum. Interest for the year ended December 31, 2009 amounted to $1,170 and is reflected in the financial statements. Accrued interest as of December 31, 2010 on these loans is $0.

License Agreement with Magnolia Optical Technologies, Inc.

Magnolia Solar entered into a 10-year, renewable, exclusive license with Optical on April 30, 2008 for the exclusive rights of the patented technology related to the application of Optical’s solar cell technology. Magnolia Solar in return for this license issued to the shareholders 7,130,000 shares of its common stock.

Magnolia Solar is amortizing the license fee over the 120 month term of the Agreement. Amortization expense through December 31, 2009 amounted to $59,417. The Company anticipates amortizing $35,650 per year. Magnolia Solar’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2009. Amortization expense for the year ended December 31, 2010 and December 31, 2009 was $295,735 and $35,650, respectively.

Director Independence

None of our current directors are “independent directors,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and 2009 were $20,000 and $12,500, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2010 and 2009 were $0.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 and 2009 were $1,450 and $350, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2010 and 2009 were $0.

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

PART IV

 Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:	The response to this portion of Item 15 is contained under Item 8.
(a)(2) Financial Statement Schedules:	The response to this portion of Item 15 is contained under Item 8.
(a)(3) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 31, 2009 , by and among Mobilis Relocation Services, Inc. , Magnolia Solar, Inc. and Magnolia Solar Acquisition Corp. (1)
2.2	Certificate of Merger, dated December 31 , 2009 merging Magnolia Solar Acquisition Corp. with and into Magnolia Solar, Inc.(1)
2.3	Articles of Merger, dated December 31, 2009 merging Magnolia Solar Corporation into and with Mobilis Relocation Services Inc (1).
3.1	Certificate of Change (1)
3.2	Amended and Restated Bylaws (1)
10.1	Form of Subscription Agreement (1)
10.2	Form of Investor Warrant (1)
10.3	Form of Original Issue Discount Senior Secured Convertible Note (1)
10.4	Placement Agent Agreement, dated September 5, 2009 , between Magnolia Solar, Inc. and Midtown Partners & Co., LLC (1)
10.5	Form of Placement Agent Warrant (1)
10.6	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of December 31, 2009 , by and between Magnolia Solar Corporation. and Magnolia Solar, Inc. (1)
10.7	Stock Purchase Agreement, dated as of December 31, 2009 , by and between Magnolia Solar Corporation. and the shareholders listed therein (1)
10.8	Master License Agreement by and between Magnolia Solar, Inc. and Magnolia Optical Technologies, Inc. dated April 30, 2008 (1)
21	List of Subsidiaries (1)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

  (1) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 7, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: March 28, 2011	By:	/s/ Ashok K. Sood
Dr. Ashok K. Sood
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: March 28, 2011		/s/ Yash R. Puri
Dr. Yash R. Puri
Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ashok K. Sood
Dr. Ashok K. Sood	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 28, 2011

/s/ Yash R. Puri
Dr. Yash R. Puri	Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)	March 28, 2011

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 31, 2009 , by and among Mobilis Relocation Services, Inc. , Magnolia Solar, Inc. and Magnolia Solar Acquisition Corp. (1)
2.2	Certificate of Merger, dated December 31 , 2009 merging Magnolia Solar Acquisition Corp. with and into Magnolia Solar, Inc.(1)
2.3	Articles of Merger, dated December 31, 2009 merging Magnolia Solar Corporation into and with Mobilis Relocation Services Inc (1).
3.1	Certificate of Change (1)
3.2	Amended and Restated Bylaws (1)
10.1	Form of Subscription Agreement (1)
10.2	Form of Investor Warrant (1)
10.3	Form of Original Issue Discount Senior Secured Convertible Note (1)
10.4	Placement Agent Agreement, dated September 5, 2009 , between Magnolia Solar, Inc. and Midtown Partners & Co., LLC (1)
10.5	Form of Placement Agent Warrant (1)
10.6	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of December 31, 2009 , by and between Magnolia Solar Corporation. and Magnolia Solar, Inc. (1)
10.7	Stock Purchase Agreement, dated as of December 31, 2009 , by and between Magnolia Solar Corporation. and the shareholders listed therein (1)
10.8	Master License Agreement by and between Magnolia Solar, Inc. and Magnolia Optical Technologies, Inc. dated April 30, 2008 (1)
21	List of Subsidiaries (1)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

 (1) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 7, 2010.