Form 10-Q
period 2011-03-31
Magnolia Solar Corp
filed 2011-05-12
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011, the issuer had 24,230,000 outstanding shares of Common Stock.

PART I
FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS.
 MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS
	March 31,	December 31,
	2011	2010
CURRENT ASSETS	(unaudited)
Cash	$329,933	$430,585
Accounts receivable	236,296	118,150
Prepaid expenses	1,417	1,417
Total current assets	567,646	550,152

Fixed assets, net	5,845	6,432

OTHER ASSETS
License, net of accumulated amortization	252,521	261,433
Deferred financing fees	273,552	351,548
Total other assets	526,073	612,981

TOTAL ASSETS	$1,099,564	$1,169,565

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$143,632	$159,227
Current portion of Original Issue Discount Senior Secured Convertible Promissory Note, net of discount	1,725,619	1,459,209

Total current liabilities	1,869,251	1,618,436

TOTAL LIABILITIES	1,869,251	1,618,436

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
23,980,000 and 23,930,000 shares issued and outstanding	23,980	23,930
Additional paid in capital	438,520	420,070
Additional paid in capital - warrants	867,806	867,806
Deficit accumulated during the development stage	(2,099,993)	(1,760,677	) )
Total stockholders' equity (deficit)	(769,687)	(448,871)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,099,564	$1,169,565

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2011

			JANUARY 8, 2008
			(INCEPTION)
	THREE MONTHS ENDED	THREE MONTHS ENDED	THROUGH
	MARCH 31, 2011	MARCH 31, 2010	MARCH 31, 2011

REVENUE	$201,356	$140,769	$941,059

COST OF REVENUES	79,013	138,259	572,277

GROSS PROFIT	122,343	2,510	368,782

OPERATING EXPENSES
Indirect and administrative labor	24,648	35,807	180,731
Professional fees	39,436	94,602	503,341
Amortization expense	87,495	66,373	442,647
General and administrative	43,865	32,895	191,830
Total operating expenses	195,444	229,677	1,318,549

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	266,215	195,785	1.150,226
Total non-operating expenses	266,215	195,785	1,150,226

NET (LOSS)	$(339,316)	$(422,952)	$(2,099,993)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,957,778	21,433,560

NET (LOSS) PER SHARE	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2011
(INCLUDING MOBILIS RELOCATION SERVICES – PRE-MERGER)

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - November 19, 2007	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	1,973,685	1,974	13, 026	-	-	15,000

Common shares issued for cash - others	2,500,001	2,500	35,500	-	-	38,000

Net loss for the period ended March 31, 2008	-	-	-	-	(4,477)	(4,477)

Balance - March 31, 2008	4,473,686	4,474	48,526	-	(4,477)	48,523

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,686	4,474	48,526	-	(35,592)	17,408

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	19,356,314	19,356	289,144	-	(126,151)	182,349

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,830	337,670	867,806	(216,902)	1,012,404

Common shares issued for services rendered	100,000	100	82,400	-	-	82,500

Net loss for the year ended December 31, 2010	-	-	-	-	(1,543,775)	(1,543,775)

Balance - December 31, 2010	23,930,000	23,930	420,070	867,806	(1,760,677)	(448,871)
Common shares issued for services rendered	50,000	50	18,450	-	-	18,500

Net loss for the period ended March 31, 2011	-	-	-	-	(339,316)	(339,316)

Balance - March 31, 2011	23,980,000	$23,980	$438,520	$867,806	$(2,099,993)	$(769,687)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2011

			JANUARY 8, 2008
	THREE MONTHS ENDED	THREE MONTHS ENDED	(INCEPTION) THROUGH
	MARCH 31, 2011	MARCH 31, 2010	MARCH 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(339,316)	$(422,952)	$(2,099,993)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation and amortization expense	9,498	66,373	364,650
Common stock issued for services rendered	18,500	67,500	101,000
Amortization of original issue discount and debt discount	344,406	195,691	1,226,445

Change in assets and liabilities
(Increase) in accounts receivable	(118,146)	(121,909)	(236,296)
(Increase) in prepaid expenses	-	-	(1,417)
Increase (decrease) in accounts payable and accrued expenses	(15,594)	107,971	143,632
Total adjustments	238,664	315,626	1,598,014
Net cash (used in) operating activities	(100,652)	(107,326)	(501,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(6,974)	(8,288)
Deferred financing fees paid in connection with funding	-	-	(154,800)
Net cash (used in) investing activities	-	(6,974)	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Repayment of loan payable – related party	-	(70,000)	(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	-	990,000
Net cash provided by (used in) financing activities	-	(70,000)	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(100,652)	(184,300)	329,933

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	430,585	744,402	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$329,933	$560,102	$329,933

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$1,371	$1,371

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$18,500	$-	$101,000
Amortization of original issue discount and debt discount	$344,406	$-	$1,226,445

The accompanying notes are an integral part of these consolidated financial statements.

 MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1 – Organization and Nature of Business

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2010 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1 – Organization and Nature of Business (continued)

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

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1 – Organization and Nature of Business (continued)

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been generating revenues from various development contracts with governmental units, however has generated losses totaling $339,316 and $422,952 for the three months ended March 31, 2011 and 2010, respectively, and $2,009,993 since January 8, 2008 (Inception). The Company did raise funds in the Private Placement, and may need to raise additional funds to carry out their business plan.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, despite totaling $329,933 and $430,585 in cash as of March 31, 2011 and December 31, 2010, respectively. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Development Stage Company
The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to the development of their thin film solar cell technology in the development contracts with governmental agencies they have entered into, corporate formation and the raising of capital.  The Company has generated revenues from agreements entered into in 2010 and 2011 that are for the development of their products and not the sales of their products. These contracts are one-time contracts that support the Company's development.  The Company anticipates emerging from the development stage in 2012 upon completion of the development of their products.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company believes no allowance for doubtful accounts is necessary at March 31, 2011.  The Company does not charge interest on past due accounts.

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

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of March 31, 2011.

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

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

	March 31	March 31
	2011	2010
Net loss	$ (339,316)	$(422,952)
Weighted-average common shares
outstanding (Basic)	23,957,778	21,433,560
Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,216,428	3,216,428
Weighted-average common shares
outstanding (Diluted)	27,174,206	24,649,988

Uncertainty in Income Taxes
The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2011, no additional accrual for income taxes is necessary.

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

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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
 MARCH 31, 2011

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

In February 2010 the FASB issued ASU 2010-09, "Subsequent Events (Topic 855):  Amendments to Certain Recognition and Disclosure Requirements".  This update addresses both the interaction of the requirements of Topic 855. "Subsequent Events", with the SEC's reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4).  The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances.  Adoption of ASU 2010-09 did not have a material impact on the Company's results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, "Revenue Recognition - Milestone Method (Topic 605) - Milestone Method of Revenue Recognition.  The objective of this update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases from the research or development efforts.  An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method.  The Company has already employed this method of revenue recognition of their funded development contracts.  The Company does not believe this amendment will have a material impact on their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

In accordance with the Merger, the Company cancelled 1,973,684 shares of common stock in the Split-Off, and issued 21,330,000 shares to the former shareholders of Magnolia Solar, Inc. As a result of these transactions, as of December 31, 2009, there were 23,830,000 shares of common stock issued and outstanding. The Company effectuated a 1.3157895:1 forward stock split in February 2010, in accordance with the merger agreement which resulted in 23,830,000 shares of common stock issued and outstanding. On March 10, 2010, the Company issued 75,000 shares of common stock at its fair value price ($0.90 per share) for legal services resulting in a value of $67,500.  On November 22, 2010 the Company issued 25,000 shares of common stock in at its fair value price ($0.60 per share) for consulting services in the value of $15,000.  On February 10, 2011 the Company issued 50,000 shares of common stock in at its fair value price ($0.37 per share) for consulting services in the value of $18,500.  As of March 31, 2011, the Company had 23,980,000 shares issued and outstanding.

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

As of March 31, 2011, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$1.25
Issued – to Placement Agent	556,428	$1.05
Balance – December 31, 2009	3,216,428	$1.22
Balance – December 31, 2010	3,216,428	$1.22

Balance March 31, 2011	3,216,428	$1.22

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
Note 4 - Property and Equipment

Property and equipment consisted of the following at March 31, 2011 (unaudited) and December 31, 2010:

	March 31,	December 31,
	2011	2010
Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(2,443)	(1,856)
	$5,845	$6,432

The Company incurred $587 and $169 in depreciation expense for the three months ended March 31, 2011 and 2010, respectively.

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the debt financing agreement executed in December 2009.  These costs were capitalized and are being charged to amortization expense over the life of the promissory notes.  Amortization expense for the three months ended March 31, 2011 and 2010 was $86,908 and $57,291, respectively.  As of March 31, 2011, $273,552 remains unamortized of the deferred financing fees.

Note 6 - License Agreement

The Company has entered into a 10-year, renewable, exclusive license with Optical on April 30, 2008 for the exclusive rights of the patented technology related to the application of Optical’s solar cell technology.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement. Accumulated amortization as of March 31, 2011 was $103,979. Amortization expense for the three months ended March 31, 2011 and 2010 was $8,913 and $8,913, respectively. The Company anticipates amortizing $35,650 per year. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of March 31, 2011.

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note

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

As of March 31, 2011, the entire $2,660,000 remains outstanding, and none of the notes have been converted. In the transaction, the Company recognized a discount of $1,670,000 which is being amortized over the life of the notes.  The discount represents the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the notes. This discount is being amortized as well over the life of the notes.  The net value of the notes of $1,725,619 is included in the consolidated balance sheets at March 31, 2011.  As of March 31, 2011, the entire amount is classified as a current liability.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 8 – Provision for Income Taxes

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

As of March 31, 2011, there is no provision for income taxes, current or deferred.

Net operating losses	$765,585
Valuation allowance	(706,585)

$-

At March 31, 2011, the Company had a net operating loss carry forward in the amount of $2,078,190, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2011 and 2010 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

Note 9 – Commitments and Contingencies

The Company leases office space at two locations that expire between August 30, 2012 and January 31, 2013.  Rent expense for the Company’s facilities for the three months ended March 31, 2011 and 2010 totaled $4,341 and $4,635, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Period ending December 31,
2011	$13,033
2012	16,231
2013	1,105
$30,369

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of New York state manufactured sales, and 5% of non-New York state manufactured sales until the entire funds paid by the contractor have been received from the Company or 15 years whichever comes first.  As of March 31, 2011 the Company has $841,059 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
Note 10 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At March 31, 2011 and the Company did not have any uninsured deposits.

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

Concentrations in Accounts Receivable	March 31, 2011	March 31, 2010
Customer A	69%	89%
Customer B	13%	11%

Concentrations in Revenue	March 31, 2011	March 31, 2010
Customer A	55%	87%
Customer B	15%	13%
Customer C	15%	-0%

Note 11 - Fair Value Measurements

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

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 11 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2011
	Level 1	Level 2	Level 3	Total

Cash	329,933	-	-	329,933

Total assets	329,933	-	-	329,933

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-	1,725,619	1,725,619

Total liabilities	-	-	1,725,619	1,725,619

December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash	430,585	-	-	430,585

Total assets	430,585	-	-	430,585

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-	1,459,209	1,459,209

Total liabilities	-	-	1,459,209	1,459,209

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Note 11 - Fair Value Measurements (continued)

Original Issue Discount Senior Secured Convertible Promissory Notes

Balance, January 1, 2010	$577,170
Realized gains/(losses)	-
Unrealized gains/(losses) relating to
instruments still held at the reporting date	-
Purchases, sales, issuances and settlements, net	-
Discount on notes	-
Amortization of discount on notes	882,039
Balance, December 31, 2010	$1,459,209
Realized gains/(losses)	-
Unrealized gains/(losses) relating to
instruments still held at the reporting date	-
Purchases, sales, issuances and settlements, net	-
Discount on notes	-
Amortization of discount on notes	266,410
Balance, March 31, 2011	$1,725,619

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Currently the Company is in its development stage and has recorded $201,356 of revenue for the three months ended March 31, 2011 as compared to $140,769 for the three months ended March 31, 2010, representing an increase of $60,587, or 43%. This increase was due to the Company receiving additional research and development grants. The Company anticipates emerging from the development stage in 2012 upon completion of the development of their products. The revenue recorded is from research and development grants from the government to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2011 were $79,013 as compared to $138,259 for the three months ended March 31, 2010, representing a decrease of $59,296, or 43%. This decrease was due to lower developmental costs.  Cost of revenues for the three months ended March 31, 2011 were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development.

Operating Expenses

Indirect Labor, Benefits, and General and Administrative Expenses

Indirect labor and benefits expenses for the three months ended March 31, 2011 were $68,513 as compared to $68,702 for the three months ended March 31, 2010, representing a decrease of $189, or 0.2%.  Indirect labor and benefits for the three months ended March 31, 2011 were comprised of wages for the administrative staff, payroll taxes, health insurance, indirect travel, other administrative expenses and provision for vacation time.

Professional Fees

Professional fees for the three months ended March 31, 2011 were $39,436 as compared to $94,602 for the three months ended March 31, 2010, representing a decrease of $55,166, or 58%. This decrease was due to lower costs for public relations and other services.  Professional fees for the three months ended March 31, 2011 were comprised of accounting, business services, public relations, audit, and legal fees.

Depreciation and Amortization Expense

Amortization expense for the three months ended March 31, 2011 were $87,495 as compared to $66,373 for the three months ended March 31, 2010, representing an increase of $21,122 or 32%. This increase was due to increase in amortization expense. Amortization expense is comprised of amortization of the license fee paid for the technology license, amortization of the debt issuance costs, and depreciation on the property and equipment.

Interest Expense

Interest expense for the three months ended March 31, 2011 were $266,215 as compared to $195,785 for the three months ended March 31, 2010, representing an increase of $70,430, or 36%. This increase was due to interest expense on original issue discounted note.  Interest expense for the three months ended March 31, 2011 is comprised of the amortization of the debt discount.

Net Loss

Our net loss for the three months ended March 31, 2011 was $339,316, as compared to $422,952 for the three months ended March 31, 2010, representing a decrease of $83,636, or 20%. This decrease was due to increases in our grant revenue.

Liquidity and Capital Resources

As of March 31, 2011, we had ($1,301,605) of working capital. The deficit in working capital was due primarily to our original issue discount senior secured convertible promissory note that matures in December, 2011.

Net cash used in operating activities was $100,652 for the three months ended March 31, 2011, as compared to $107,326 for the three months ended March 31, 2010. The Company is in the development stage and has generated no revenues from product sales.

Net cash used in investing activities was $0 for the three months ended March 31, 2011, as compared to $6,974 for the three months ended March 31, 2010. The decrease of cash used in investing activities was because the Company did not add to plant and equipment.

Net cash flows used in financing activities was $0 for the three months ended March 31, 2011, as compared to $70,000 for the three months ended March 31, 2010. There were no loans outstanding that required cash payments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

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

MAGNOLIA SOLAR CORPORATION

Date: May 12, 2011	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)