Form 10-Q
period 2011-06-30
Magnolia Solar Corp
filed 2011-08-09
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 2, 2011, the issuer had 24,230,000 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS
	JUNE 30,	DECEMBER 31,
	2011	2010
CURRENT ASSETS	(unaudited)
Cash	$345,592	$430,585
Accounts receivable	201,959	118,150
Prepaid expenses	1,417	1,417
Total current assets	548,968	550,152

Fixed assets, net	5,257	6,432

OTHER ASSETS
License, net of accumulated amortization	243,608	261,433
Deferred financing fees	189,303	351,548
Total other assets	432,911	612,981

TOTAL ASSETS	$987,136	$1,169,565

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$177,269	$159,227
Current portion of Original Issue Discount Senior Secured Convertible Promissory Note, net of discount	2,013,390	1,459,209

Total current liabilities	2,190,659	1,618,436

TOTAL LIABILITIES	2,190,659	1,618,436

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
24,230,000 and 23,930,000 shares issued and outstanding	24,230	23,930
Additional paid in capital	483,520	420,070
Additional paid in capital - warrants	867,806	867,806
Deficit accumulated during the development stage	(2,579,079	(1,760,677)
Total stockholders' equity (deficit)	(1,203,523)	(448,871)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$987,136	$1,169,565

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2011

	SIX MONTHS ENDED	SIX MONTHS ENDED	(INCEPTION) THROUGH
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011

REVENUE	$372,588	$344,965	$1,112,291

COST OF REVENUES	189,187	296,423	682,451

GROSS PROFIT	183,401	48,542	429,840

OPERATING EXPENSES
Indirect and administrative labor	105,754	82,779	261,837
Professional fees	133,302	131,243	597,207
Amortization expense	181,243	137,684	536,395
General and administrative	27,322	48,224	175,287
Total operating expenses	447,621	399,930	1,570,726

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	554,182	406,924	1,438,193
Total non-operating expenses	554,182	406,924	1,438,193

NET (LOSS)	$(818,402)	$(758,312)	$(2,579,079)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,065,635	22,676,107

NET (LOSS) PER SHARE	$(0.03)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

,

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2011

	THREE MONTHS ENDED	THREE MONTHS ENDED	(INCEPTION) THROUGH
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011

REVENUE	$171,034	$204,196	$1,112,291

COST OF REVENUES	110,174	158,164	682,451

GROSS PROFIT	60,860	46,032	429,840

OPERATING EXPENSES
Indirect and administrative labor	68,104	46,972	261,837
Professional fees	75,366	36,641	597,207
Amortization expense	93,748	71,311	536,395
General and administrative	14,956	15,329	175,287
Total operating expenses	252,174	170,253	1,570,726

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	287,771	211,139	1,438,193
Total non-operating expenses	287,771	211,139	1,438,193

NET (LOSS)	$(479,085)	$(335,360)	$(2,579,079)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,172,308	22,676,107

NET (LOSS) PER SHARE	$(0.02)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2011
(INCLUDING MOBILIS RELOCATION SERVICES – PRE-MERGER)

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - November 19, 2007	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	1,973,685	1,974	13, 026	-	-	15,000

Common shares issued for cash - others	2,500,001	2,500	35,500	-	-	38,000

Net loss for the period ended March 31, 2008	-	-	-	-	(4,477)	(4,477)

Balance - March 31, 2008	4,473,686	4,474	48,526	-	(4,477)	48,523

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,686	4,474	48,526	-	(35,592)	17,408

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	19,356,314	19,356	289,144	-	(126,151)	182,349

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,830	337,670	867,806	(216,902)	1,012,404

Common shares issued for services rendered	100,000	100	82,400	-	-	82,500

Net loss for the year ended December 31, 2010	-	-	-	-	(1,543,775)	(1,543,775)

Balance - December 31, 2010	23,930,000	23,930	420,070	867,806	(1,760,677	(448,871)
Common shares issued for services rendered	300,000	300	63,450	-	-	63,750

Net loss for the period ended June 30, 2011	-	-	-	-	(818,402)	(818,402)

Balance - June 30, 2011	24,230,000	24,230	483,520	867,806	(2,579,079)	(1,203,523)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2011

	SIX MONTHS ENDED	SIX MONTHS ENDED	THROUGH
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(818,402)	(758,312)	(2,579,079)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Depreciation and amortization expense	181,245	137,684	536,397
Common stock issued for services rendered	63,750	67,500	146,250
Amortization of original issue discount and debt discount	554,181	407,073	1,436,220

Change in assets and liabilities
(Increase) in accounts receivable	(83,809)	(140,753)	(201,959)
(Increase) in prepaid expenses	-	-	(1,417)
Increase in accounts payable and accrued expenses	18,042	56,668	177,268
Total adjustments	733,409	528,172	2,092,759
Net cash (used in) operating activities	(84,993)	(230,140	(486,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(8,288	(8,288)
Deferred financing fees paid in connection with funding	-	-	(154,800)
Net cash (used in) investing activities	-	(8,288	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Repayment of loan payable – related party	-	(70,000)	(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	-	990,000
Net cash provided by financing activities	-	(70,000)	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(84,993)	(308,428)	345,592

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	430,585	744,402	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$345,592	435,974	345,592

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	1,371	1,371

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$63,750	-	146,250
Amortization of original issue discount and debt discount	$554,181	-	1,436,220

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 1 – Organization and Nature of Business (continued)

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
JUNE 30, 2011

Note 1 – Organization and Nature of Business (continued)

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been generating revenues from various development contracts with governmental units, however has generated losses totaling $818,402 and $758,312  for the six months ended June 30, 2011 and 2010, respectively, and $2,579,079 since January 8, 2008 (Inception). The Company did raise funds in the Private Placement, and may need to raise additional funds to carry out their business plan.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, despite totaling $345,592 and $430,585 in cash as of June 30, 2011 and December 31, 2010, respectively. The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Development Stage Company
The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to the development of their thin film solar cell technology in the development contracts with governmental agencies they have entered into, corporate formation and the raising of capital.  The Company has generated revenues from agreements entered into in 2010 and 2011 that are for the development of their products and not the sales of their products. These contracts are one-time contracts that support the Company's development.  The Company anticipates emerging from the development stage in late 2012 or early 2013 upon completion of the development of their products.

Basis of Accounting
The financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company believes no allowance for doubtful accounts is necessary at June 30, 2011.  The Company does not charge interest on past due accounts.

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

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of June 30, 2011.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 2 - Summary of Significant Accounting Policies (continued)

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

	June 30	June 30
	2011	2010

Net loss	$(818,402)	$(758,312)

Weighted-average common shares outstanding (Basic)	24,065,635	22,676,107

Weighted-average common stock
Equivalents	-	-
Stock options	3,216,428	3,216,428
Warrants

Weighted-average common shares outstanding (Diluted)	27,282,063	25,892,535

Uncertainty in Income Taxes
The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2011, no additional accrual for income taxes is necessary.

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
JUNE 30, 2011

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
JUNE 30, 2011

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
JUNE 30, 2011

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

Note 3 - Stockholders’ Equity

Mobilis was organized with 75,000,000 shares of common stock with a par value of $0.001. On December 31, 2009, Mobilis filed a Certificate of Change to its Articles of Incorporation in order to affect a forward split of the number of shares of common stock which it is authorized to issue and of its issued and outstanding shares in a ratio of 1.3157895:1 which occurred in February 2010.

Accordingly, the Company currently is authorized to issue 75,000,000 shares of common stock.

Prior to the Merger as discussed herein, Mobilis issued 4,473,686 shares of common stock between January and March 2008 at prices ranging from $0.01 to $0.02 per share for a total of $53,000 cash.

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 3 - Stockholders’ Equity (Continued)

In accordance with the Merger, the Company cancelled 1,973,684 shares of common stock in the Split-Off, and issued 21,330,000 shares to the former shareholders of Magnolia Solar, Inc. As a result of these transactions, as of December 31, 2009, there were 23,830,000 shares of common stock issued and outstanding. The Company effectuated a 1.3157895:1 forward stock split in February 2010, in accordance with the merger agreement which resulted in 23,830,000 shares of common stock issued and outstanding. On March 10, 2010, the Company issued 75,000 shares of common stock at its fair value price ($0.90 per share) for legal services resulting in a value of $67,500.  On November 22, 2010 the Company issued 25,000 shares of common stock in at its fair value price ($0.60 per share) for consulting services in the value of $15,000.  On February 10, 2011 the Company issued 50,000 shares of common stock at its fair value price ($0.37 per share) for consulting services for a value of $18,500.  In April 2011, the Company issued 250,000 shares of common stock at its fair value price ($0.181 per share) for consulting services for a value of $45,250. As of June 30, 2011, the Company had 24,230,000 shares issued and outstanding.

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

As of June 30, 2011, the following warrants are outstanding:

Balance – December 31, 2008	-

Issued – in the 26.6 units	2,660,000	$1.25

Issued – to Placement Agent	556,428	$1.05

Balance – December 31, 2009	3,216,428	$1.22

Balance – December 31, 2010	3,216,428	$1.22

Balance June 30, 2011	3,216,428	$1.22

Note 4 - Property and Equipment

Property and equipment consisted of the following at June 30, 2011 (unaudited) and December 31, 2010:

	June 30,	December 31,
	2011	2010
Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(3,031)	(1,856)
	$5,257	$6,432

The Company incurred $1,175 and $683 in depreciation expense for the six months ended June 30, 2011 and 2010, respectively.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the debt financing agreement executed in December 2009.  These costs were capitalized and are being charged to amortization expense over the life of the promissory notes.  Amortization expense for the six months ended June 30, 2011 and 2010 was $162,245 and $119,176, respectively.  As of June 30, 2011, $189,303 remains unamortized of the deferred financing fees.

Note 6 - License Agreement

The Company has entered into a 10-year, renewable, exclusive license with Optical on April 30, 2008 for the exclusive rights of the patented technology related to the application of Optical’s solar cell technology.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement. Accumulated amortization as of June 30, 2011 was $112,892. Amortization expense for the six months ended June 30, 2011 and 2010 was $17,825 and $17,825, respectively. The Company anticipates amortizing $35,650 per year. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of June 30, 2011.

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

As of June 30, 2011, the entire $2,660,000 remains outstanding, and none of the notes have been converted. In the transaction, the Company recognized a discount of $1,670,000 which is being amortized over the life of the notes.  The discount represents the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the notes. This discount is being amortized as well over the life of the notes.  The net value of the notes of $2,013,390 is included in the consolidated balance sheet at June 30, 2011.  As of June 30, 2011, the entire amount is classified as a current liability.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

As of June 30, 2011, there is no provision for income taxes, current or deferred.

Net operating losses	$869,474
Valuation allowance	(869,474)
$-

At June 30, 2011, the Company had a net operating loss carry forward in the amount of $2,557,276, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2011 and 2010 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0.0%

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 9 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between August 30, 2012 and January 31, 2013.  Rent expense for the Company’s facilities for the six months ended June 30, 2011 and 2010 totaled $8,682 and $8,876, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Priod ending December 31,

2011 (remaining 6 months)	$8,692
2012	16,231
2013	1,105
$26,028

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years whichever comes first.  As of June 30, 2011 the Company has $1,011,911 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product.

Note 10 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At June 30, 2011 the Company did not have any uninsured deposits.

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

Concentrations in Accounts Receivable	June 30, 2011	June 30, 2010
Customer A	100%	83%

Concentrations in Revenue	June 30, 2011	June 30, 2010
Customer A	68%	78%
Customer B	16%	12%
Customer C	8%	10%
Customer D	5%	0%

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

June 30, 2011
	Level 1	Level 2	Level 3	Total

Cash	345,592	-	-	345,592

Total assets	345,592	-	-	345,592

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-	2,013,390	2,013,390

Total liabilities	-	-	2,013,390	2,013,390

December 31, 2010

	Level 1	Level 2	Level 3	Total

Cash	430,585	-	-	430,585

Total assets	430,585	-	-	430,585

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-	1,459,209	1,459,209

Total liabilities	-	-	1,459,209	1,459,209

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 11 - Fair Value Measurements (continued)

Original Issue Discount
Senior Secured Convertible
Promissory Notes

Balance, January 1, 2010	$577,170

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	882,039

Balance, December 31, 2010	$1,459,209

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	554,181

Balance, June 30, 2011	$2,013,390

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

Currently the Company is in its development stage and has recorded $171,034 of revenue for the three months ended June 30, 2011 and $204,196 for the three months ended June 30, 2010. The Company anticipates emerging from the development stage in late 2012 or early 2013 upon completion of the development of their products. The revenue recorded is from research and development grants from the government to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2011 were $110,174 as compared to $158,164 for the three months ended June 30, 2010, representing a decrease $47,990, or 30%.  This decrease was due to a reduction in subcontracts expense. Cost of revenues for the three months ended June 30, 2011and 2010 comprised of direct labor, direct travel, and subcontracts for the solar cell development.

Operating Expenses

Indirect Labor, Benefits, and General and Administrative Expenses

Indirect labor and benefits expenses for the three months ended June 30, 2011 were $83,060 as compared to $62,301 for the three months ended June 30, 2010, representing an increase of $20,759, or 33%. This increase was due to an increase in labor efforts.  Indirect labor and benefits for the three months ended June 30, 2011 and 2010 comprised of wages for the administrative staff, payroll taxes, health insurance, indirect travel, other administrative expenses and provision for vacation time.

Professional Fees

Amortization Expense

Amortization expense for the three months ended June 30, 2011 were $93,748 as compared to $71,311for the three months ended June 30, 2010, representing an increase of $22,437, or 31%. This increase was due to the amortization of deferred financing in 2011.  Amortization expense is comprised of amortization of the license fee paid for the technology license, amortization of the debt issuance costs, and depreciation on the property and equipment.

Interest Expense

Interest expense for the three months ended June 30, 2011 were $287,771 as compared to $211,139 for the three months ended June 30, 2010, representing an increase of $76,632, or 36%. This increase was due to interest expense on original issue discounted note.  Interest expense for the three months ended June 30, 2011 and 2010 is comprised of the amortization of the debt discount.

Net Loss

Our net loss increased by $143,725 to $479,085 for the three months ended June 30, 2011, compared to $335,360 for the three months ended June 30, 2010. This is due to amortization of the costs associated with acquiring technology license and original issue discount on the debt issued at the time of the reverse merger, and the accounting, audit, interest expense and legal fees.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

Currently the Company is in its development stage and has recorded $372,588 of revenue for the six months ended June 30, 2011 and $344,965 for the six months ended June 30, 2010, representing an increase of $27,623, or 8%. This increase was due to receiving additional research and development grants. The Company anticipates emerging from the development stage in late 2011 or early 2012 upon completion of the development of their products. The revenue recorded is from research and development grants from the government to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2011 were $189,187 as compared to $296,423 for the six months ended June 30, 2010, representing a decrease of $107,236, or 31%. This decrease was primarily due to a reduction in subcontracts xpense.  Cost of revenues for the six months ended June 30, 2011 and 2010 comprised of direct labor, direct travel, and subcontracts for the solar cell development.

Operating Expenses

Indirect Labor, Benefits, and General and Administrative Expenses

Indirect labor and benefits expenses for the six months ended June 30, 2011 were $133,076 as compared to $131,003 for the six months ended June 30, 2010, representing an increase of $2,073, or 1.6%. This increase was due to an increase in labor efforts.  Indirect labor and benefits for the six months ended June 30, 2011 and 2010 comprised of wages for the administrative staff, payroll taxes, health insurance, indirect travel, other administrative expenses and provision for vacation time.

Professional Fees

Professional fees for the six months ended June 30, 2011 were $133,302 as compared to $131,243 for the six months ended June 30, 2010, representing an increase of $2,059, or 1.6%. This increase was due to an increase in legal fees. Professional fees for the six months ended June 30, 2011 and 2010 comprised of accounting, audit, legal and business services fees.

Amortization Expense

Amortization expense for the six months ended June 30, 2011 were $181,243 as compared to $137,684 for the six months ended June 30, 2010, representing an increase of $43,559, or 32%. This increase was due to the amortization of deferred financing in 2011. Amortization expense is comprised of amortization of the license fee paid for the technology license, amortization of the debt issuance costs, and depreciation on the property and equipment.

Interest Expense

Interest expense for the six months ended June 30, 2011 were $554,182 as compared to $406,924 for the six months ended June 30, 2010, representing an increase of $147,258, or 36%. This increase was due to interest expense on original issue discounted note.  Interest expense for the six months ended June 30, 2011 and 2010 is comprised of the amortization of the debt discount.

Net Loss

Our net loss increased by $60,090 to $818,402 for the six months ended June 30, 2011, compared to $758,312 for the six months ended June 30, 2010. This increase is due to amortization of the costs associated with acquiring technology license and original issue discount on the debt issued at the time of the reverse merger, and the accounting, audit, interest expense and legal fees.

Liquidity and Capital Resources

As of June 30, 2011 and 2010, we had ($1,641,691) and $528,372 of working capital, respectively. The change in working capital was due primarily to the note associated with the closing of our financing in December, 2009.

Net cash used in operating activities was $84,993 for the six months ended June 30, 2011, as compared to $230,140 for the six months ended June 30, 2010.  The Company is in the development stage and has generated no revenues from product sales.

Net cash used in investing activities was $0 for the six months ended June 30, 2011, as compared to $8,288 for the six months ended June 30, 2010.  The decrease of cash used in investing activities was due to absence of any purchases of plant and equipment.

Net cash flows used in financing activities was $0 for the six months ended June 30, 2011, as compared to cash provided by financing activities of $70,000 for the six months ended June 30, 2010. The Company did not engage in any new financing activity during the reporting period.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Extension Presentation Linkbase.*

*Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: August 10, 2011	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2011	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)