Form 10-Q
period 2011-09-30
Magnolia Solar Corp
filed 2011-11-14
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, the issuer had 26,330,000 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

 MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

ASSETS
	September 30,	December 31,
	2011	2010
CURRENT ASSETS	(unaudited)

Cash	$293,861	$430,585
Accounts receivable	222,448	118,150
Prepaid expense	1,417	1,417
Total current assets	517,726	550,152

Fixed assets, net	4,671	6,432

OTHER ASSETS
License, net of accumulated amortization	234,696	261,433
Deferred financing fees	98,300	351,548
Total other assets	332,996	612,981

TOTAL ASSETS	$855,393	$1,169,565

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$216,882	$159,227
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,324,234	1,459,209
Total current liabilities	2,541,116	1,618,436

TOTAL LIABILITIES	2,541,116	1,618,436

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
24,230,000 and 23,930,000 shares issued and outstanding	24,230	23,930
Additional paid in capital	483,520	420,070
Additional paid in capital - warrants	927,340	867,806
Deficit accumulated during the development stage	(3,120,813)	(1,760,677)
Total stockholders' deficit	(1,685,723)	(448,871)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$855,393	$1,169,565

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2011

			JANUARY 8, 2008
			(INCEPTION)
	NINE MONTHS ENDED	NINE MONTHS ENDED	THROUGH
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011

REVENUE	$520,000	$557,075	$1,259,703

COST OF REVENUES	281,203	364,919	774,467

GROSS PROFIT	238,797	192,156	485,236

OPERATING EXPENSES
Indirect and administrative labor	165,861	117,478	321,944
Professional fees	245,578	167,218	709,483
Depreciation and amortization expense	281,746	214,029	636,898
General and administrative	40,723	71,360	188,688
Total operating expenses	733,908	570,085	1,857,013

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	865,025	634,969	1,749,036
Total non-operating expenses	865,025	634,969	1,749,036

NET LOSS	$(1,360,136)	$(1,012,898)	$(3,120,813)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,121,026	23,886,319

NET LOSS PER SHARE	$(0.06)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2011

			JANUARY 8, 2008
			(INCEPTION)
	THREE MONTHS ENDED	THREE MONTHS ENDED	THROUGH
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011

REVENUE	$147,412	$212,110	$1,259,703

COST OF REVENUES	92,016	68,496	774,467

GROSS PROFIT	55,396	143,614	485,236

OPERATING EXPENSES
Indirect and administrative labor	60,107	34,700	321,944
Professional fees	112,276	35,973	709,483
Depreciation and amortization expense	100,503	76,346	636,898
General and administrative	13,401	23,136	188,688
Total operating expenses	286,287	170,155	1,857,013

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	310,843	228,046	1,749,036
Total non-operating expenses	310,843	228,046	1,749,036

NET LOSS	$(541,734)	$(254,587)	$(3,120,813)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,230,000	23,905,000

NET LOSS PER SHARE	$(0.02)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(INCLUDING MOBILIS RELOCATION SERVICES – PRE-MERGER)

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - November 19, 2007	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	1,973,685	1,974	13,026	-	-	15,000

Common shares issued for cash - others	2,500,001	2,500	35,500	-	-	38,000

Net loss for the period ended March 31, 2008	-	-	-	-	(4,477)	(4,477)

Balance - March 31, 2008	4,473,686	4,474	48,526	-	(4,477)	48,523

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,686	4,474	48,526	-	(35,592)	17,408

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	19,356,314	19,356	289,144	-	(126,151)	182,349

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,830	337,670	867,806	(216,902)	1,012,404

Common shares issued for services rendered	100,000	100	82,400	-	-	82,500

Net loss for the year ended December 31, 2010	-	-	-	-	(1,543,775)	(1,543,775)

Balance - December 31, 2010	23,930,000	23,930	420,070	867,806	(1,760,677)	(448,871)

Common shares issued for services rendered	300,000	300	63,450	-	-	63,750

Value of warrants issued for public relations	-	-	-	59,534	-	59,534

Net loss for the nine months ended September 30, 2011	-	-	-	-	(1,360,136)	(1,360,136)

Balance - September 30, 2011	24,230,000	$24,230	$483,520	$927,340	$(3,120,813)	$(1,685,723)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2011

			JANUARY 8, 2008
			(INCEPTION)
	NINE MONTHS ENDED	NINE MONTHS ENDED	THROUGH
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,360,136)	$(1,012,898)	$(3,120,813)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	281,746	214,029	636,898
Common stock issued for services rendered	63,750	67,500	146,250
Warrants issued for services rendered	59,534	-	59,534
Amortization of original issue discount and debt discount	865,025	635,402	1,747,064

Change in assets and liabilities
(Increase) in accounts receivable	(104,298)	(69,336)	(222,448)
(Increase) in prepaid expenses	-	-	(1,417)
Increase in accounts payable and accrued expenses	57,655	50,134	216,881
Total adjustments	1,223,412	897,729	2,582,762
Net cash used in operating activities	(136,724)	(115,169)	(538,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(8,288)	(8,288)
Deferred financing fees paid in connection with funding	-	-	(154,800)
Net cash used in investing activities	-	(8,288)	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Repayment of loan payable - related party	-	(70,000)	(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	-	990,000
Net cash provided by (used in) financing activities	-	(70,000)	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(136,724)	(193,457)	293,861

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	430,585	744,402	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$293,861	$550,945	$293,861

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$1,371	$1,371

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$63,750	$-	$146,250
Warrants issued for services rendered	$59,534	$-	$59,534
Amortization of original issue discount and debt discount	$865,025	$-	$1,747,064

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

On January 8, 2008, Magnolia Solar, Inc. was incorporated in the State of Delaware.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been generating revenues from various development contracts with governmental units, however has generated losses totaling $1,360,136 and $1,012,898  for the nine months ended September 30, 2011 and 2010, respectively, and $3,120,813 since January 8, 2008 (Inception). While the Company raised funds in a private placement that it consummated in 2009, at September 30, 2011 and December 31, 2010, it had cash of $293,861 and $430,585, respectively, and will need to raise additional funds to carry out its business plan.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 1 – Organization and Nature of Business (continued)

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations. The Company has had limited operating history to date. On December 31, 2011, original issue discount senior secured convertible notes in the aggregate principal amount of $2,660,000 mature. Such indebtedness is secured by substantially all of our assets.  The Company intends to negotiate with the holders of the notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that the Company will be successful in reaching satisfactory agreements with holders of the notes or that the Company will reach agreement at all. Furthermore, the Company's ultimate success depends upon its ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. If the Company were to default on its indebtedness, then holders of the notes may foreclose on the debt and seize the Company's assets which may force the Company to suspend or cease operations altogether.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity or debt that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company may suspend or cease operations altogether.

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
SEPTEMBER 30, 2011

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company believes no allowance for doubtful accounts is necessary at September 30, 2011.  The Company does not charge interest on past due accounts.

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

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of September 30, 2011.

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

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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

	September 30	September 30
	2011	2010
Net loss	$ (1,360,136)	$(1,012,898)

Weighted-average common shares
outstanding (Basic)	24,121,026	23,886,319

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,616,428	3,216,428

Weighted-average common shares
outstanding (Diluted)	27,737,454	27,102,747

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2011, no additional accrual for income taxes is necessary.

Recently Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 did not have a material impact on the financial statements.

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of ASC 810-10-65 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 did not have a material effect on the Company’s financial position, results of operations or cash flows.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. ASC 815 did not have a material impact on the Company’s results of operations or financial position.

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

In April 2008, the FASB issued ASC 350, “Determination of the Useful Life of Intangible Assets”. The Company adopted ASC 350 on October 1, 2008. The guidance in ASC 350 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. ASC 350 did not materially impact the Company’s financial position, results of operations or cash flows.

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
SEPTEMBER 30, 2011

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

In April 2010, the FASB issued ASU 2010-17, "Revenue Recognition - Milestone Method (Topic 605) - Milestone Method of Revenue Recognition.  The objective of this update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases from the research or development efforts.  An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method.  The Company has already employed this method of revenue recognition of their funded development contracts.  The adoption of ASU 2010-17 did not have a material impact on the Company’s financial statements.

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
SEPTEMBER 30, 2011

Note 3 - Stockholders’ Equity (Continued)

Accordingly, the Company currently is authorized to issue 75,000,000 shares of common stock.

Prior to the Merger as discussed herein, Mobilis issued 4,473,686 shares of common stock between January and March 2008 at prices ranging from $0.01 to $0.02 per share for a total of $53,000 cash.

In accordance with the Merger, the Company cancelled 1,973,684 shares of common stock in the Split-Off, and issued 21,330,000 shares to the former shareholders of Magnolia Solar, Inc. As a result of these transactions, as of December 31, 2009, there were 23,830,000 shares of common stock issued and outstanding. The Company effectuated a 1.3157895:1 forward stock split in February 2010, in accordance with the merger agreement which resulted in 23,830,000 shares of common stock issued and outstanding. On March 10, 2010, the Company issued 75,000 shares of common stock at its fair value price ($0.90 per share) for legal services resulting in a value of $67,500.  On November 22, 2010 the Company issued 25,000 shares of common stock in at its fair value price ($0.60 per share) for consulting services in the value of $15,000.  On February 10, 2011 the Company issued 50,000 shares of common stock at its fair value price ($0.37 per share) for consulting services for a value of $18,500.  In April 2011, the Company issued 250,000 shares of common stock at its fair value price ($0.181 per share) for consulting services for a value of $45,250. As of September 30, 2011, the Company had 24,230,000 shares issued and outstanding.

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

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the nine months ended September 30, 2011.

As of September 30, 2011, the following warrants are outstanding:

Balance – December 31, 2008		-

Issued – in the 26.6 units	2,660,000	$1.25

Issued – to Placement Agent	556,428	$1.05

Balance – December 31, 2009	3,216,428	$1.22

Balance – December 31, 2010	3,216,428	$1.22

Issued – for public relations	400,000	$0.50

Balance September 30, 2011	3,616,428	$1.15

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 4 - Property and Equipment

Property and equipment consisted of the following at September 30, 2011 (unaudited) and December 31, 2010:

	September 30,	December 31,
	2011	2010
Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(3,617)	(1,856)
	$4,671	$6,432

The Company incurred $1,760 and $1,270 in depreciation expense for the nine months ended September 30, 2011 and 2010, respectively.

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the debt financing agreement executed in December 2009.  These costs were capitalized and are being charged to amortization expense over the life of the promissory notes.  Amortization expense for the nine months ended September 30, 2011 and 2010 was $253,248 and $186,022, respectively.  As of September 30, 2011, $98,300 remains unamortized of the deferred financing fees.

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 6 - License Agreement

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Optical”), a related party through common owenership on April 30, 2008 for the exclusive rights of the patented technology related to the application of Optical’s solar cell technology.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement. Accumulated amortization as of September 30, 2011 was $121,804. Amortization expense for the nine months ended September 30, 2011 and 2010 was $26,738 and $26,737, respectively. The Company anticipates amortizing $35,650 per year. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of September 30, 2011.

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note

Following the closing of the Merger, in December 2009, the Company issued 26.6 units in a private placement (the “Private Placement”), consisting of an aggregate of $2,660,000 of Original Issue Discount Senior Secured Convertible Notes (the “notes”) and five-year callable warrants to purchase an aggregate of 2,660,000 shares of common stock exercisable at $1.25 per share, for $50,000 per unit for aggregate proceeds to the Company of $990,000. The notes were issued at an original issue discount of 50%. In the transaction, Midtown Partners & Co., LLC, (the “Placement Agent”) who represented the investors received seven-year warrants to purchase a number of shares of common stock equal to 10% of the purchase price of the Units that were purchased through the Placement Agent exercisable at $1.05 per share. The notes are secured by a first-priority security interest in the assets of the Company. Holders of the notes and warrants issued in the Private Placement also have the right to seek “piggyback” registration of the shares underlying the notes and warrants.

The principal amount of the notes is due within 24 months from the date of issuance (December 31, 2011), unless the notes are converted to shares of the Company’s common stock prior to the maturity date. The notes are convertible at the option of the Holder, into shares of the Company’s common stock at the initial conversion rate of $1.00 per share.

As of September 30, 2011, the entire $2,660,000 remains outstanding, and none of the notes have been converted. In the transaction, the Company recognized a discount of $1,670,000 which is being amortized over the life of the notes.  The discount represents the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the notes. This discount is being amortized as well over the life of the notes.  The net value of the notes of $2,324,234 is included in the consolidated balance sheet at September 30, 2011.  As of September 30, 2011, the entire amount is classified as a current liability.

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

As of September 30, 2011, there is no provision for income taxes, current or deferred.

Net operating losses	$1,053,663
Valuation allowance	(1,053,663)

$-

At September 30, 2011, the Company had a net operating loss carry forward in the amount of $3,099,010, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2011 and 2010 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0%

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 9 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between August 30, 2012 and January 31, 2013.  Rent expense for the Company’s facilities for the nine months ended September 30, 2011 and 2010 totaled $13,022 and $13,126, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Period ending December 31,
2011 (remaining 3 months)	$4,344
2012	16,231
2013	1,105
$21,680

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years whichever comes first.  As of September 30, 2011 the Company has $1,159,168 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product.

Note 10 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At September 30, 2011 the Company did not have any uninsured deposits.

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 10 - Concentration of Credit Risk (continued)

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

Concentrations in Accounts Receivable	September 30, 2011	September 30, 2010
Customer A	80%	84%
Customer B	18%	16%

Concentrations in Revenue	September 30, 2011	September 30, 2010
Customer A	68%	74%
Customer B	19%	10%

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

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 11 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

September 30, 2011
	Level 1	Level 2	Level 3	Total

Cash	293,861	-	-	293,861

Total assets	293,861	-	-	293,861

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-	2,324,234	2,324,234

Total liabilities	-	-	2,324,234	2,324,234

December 31, 2010
	Level 1	Level 2	Level 3	Total

Cash	430,585	-	-	430,585

Total assets	430,585	-	-	430,585

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-	1,459,209	1,459,209

Total liabilities	-	-	1,459,209	1,459,209

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 11 - Fair Value Measurements (continued)

Original Issue Discount
Senior Secured Convertible
Promissory Notes

Balance, January 1, 2010	$577,170

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	882,039

Balance, December 31, 2010	$1,459,209

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	865,025

Balance, September 30, 2011	$2,324,234

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Note 12 - Subsequent Events

On October 11, 2011, the Company issued 100,000 shares of its common stock in exchange for services.

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

Overview

Magnolia Solar Corporation ("we", "our", "us" or the "Company") is a development-stage company that was formed in Delaware in January 2008.  Since our inception, we have focused on the development of thin film, high efficiency solar cells.  Our technology is being developed to be utilized in power generation for electrical grids as well as local applications including lighting, heating, traffic control, irrigation, water distillation, and other residential, agricultural and commercial applications. We intend to become a highly competitive, low cost provider of terrestrial photovoltaic cells for both civilian and military applications.  These cells will be based on low cost substrates such as glass and polymers. Our primary goal is to introduce a product which offers significant cost savings per watt over traditional silicon based solar cells.   To date, we have not generated material revenues or earnings as a result of its activities.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

Currently the Company is in its development stage and has recorded $147,412 of revenue for the three months ended September 30, 2011 and $212,110 for the three months ended September 30, 2010. The Company anticipates emerging from the development stage in late 2012 or early 2013 upon completion of the development of their products. The revenue recorded is from research and development grants from the government to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2011 were $92,016 as compared to $68,496 for the three months ended September 30, 2010, representing an increase $23,520, or 34%.  This increase was due to an increase in direct labor to develop the Company’s technology. Cost of revenues for the three months ended September 30, 2011and 2010 comprised of direct labor, direct travel, and subcontracts for the solar cell development.

Operating Expenses

Indirect Labor, Benefits, and General and Administrative Expenses

Indirect labor and benefits expenses for the three months ended September 30, 2011 were $60,107 as compared to $34,700 for the three months ended September 30, 2010, representing an increase of $25,407, or 73%. This increase was due to an increase in labor efforts.  Indirect labor and benefits for the three months ended September 30, 2011 and 2010 comprised of wages for the administrative staff, payroll taxes, health insurance, indirect travel, other administrative expenses and provision for vacation time.

Professional Fees

Professional fees for the three months ended September 30, 2011 were $112,276 as compared to $35,973 for the three months ended September 30, 2010, an increase of $76,303 or 212%. This increase was due to increase in fees for outside services used by the company. Professional fees for the three months ended September 30, 2011 and 2010 comprised of accounting, audit, legal, and business services fees.

Amortization Expense

Amortization expense for the three months ended September 30, 2011 were $100,503 as compared to $76,346 for the three months ended September 30, 2010, an increase of $24,157 or 32%. This increase was due to the amortization of deferred financing in 2011. Amortization expense is comprised of amortization of the license fee paid for the technology license, amortization of the debt issuance costs, and depreciation on the property and equipment.

Interest Expense

Interest expense for the three months ended September 30, 2011 was $310,843 as compared to $228,046 for the three months ended September 30, 2010, representing an increase of $82,797, or 36%. This increase was due to amortization of interest expense on original issue discounted note.  Interest expense for the three months ended September 30, 2011 and 2010 is comprised of the amortization of the debt discount.

Net Loss

Our net loss increased by $287,147 to $541,734 for the three months ended September 30, 2011, compared to $254,587 for the three months ended September 30, 2010. This is due to amortization of costs associated with acquiring technology license and the original issue discount on the debt issued at the time of the reverse merger, and the accounting, audit, interest expense and legal fees.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

Currently the Company is in its development stage and has recorded $520,000 of revenue for the nine months ended September 30, 2011 and $557,075 for the nine months ended September 30, 2010, representing a decrease of $37,075, or 7%. This decrease was due to completion of work on some of the research and development grants before work on the new grants started. The Company anticipates emerging from the development stage in late 2012 or early 2013 upon completion of the development of their products. The revenue recorded is from research and development grants from the government to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2011 were $281,203 as compared to $364,919 for the nine months ended September 30, 2010, representing a decrease of $83,716, or 23%. This decrease was primarily due to a reduction in subcontracts expense.  Cost of revenues for the nine months ended September 30, 2011 and 2010 comprised of direct labor, direct travel, and subcontracts for the solar cell development.

Operating Expenses

Indirect Labor, Benefits, and General and Administrative Expenses

Indirect labor and benefits expenses for the nine months ended September 30, 2011 were $165,861 as compared to $117,478 for the nine months ended September 30, 2010 representing an increase of $48,383, or 41%. This increase primarily was due to an increase in labor efforts and increase in employee health insurance costs.  Indirect labor and benefits for the nine months ended September 30, 2011 and 2010 comprised of wages for the administrative staff, payroll taxes, health insurance, indirect travel, other administrative expenses and provision for vacation time.

Professional Fees

Professional fees for the nine months ended September 30, 2011 were $245,578 as compared to $167,218 for the nine months ended September 30, 2010, an increase of $78,360 or 47%. This increase was due to increase in fees for outside services used by the company. Professional fees for the nine months ended September 30, 2011 and 2010 comprised of accounting, audit, legal and business services fees.

Amortization Expense

Amortization expense for the nine months ended September 30, 2011 were $281,746 as compared to $214,029 for the nine months ended September 30, 2010, an increase of $67,717 or 32%. This increase was due to the amortization of deferred financing in 2011. Amortization expense is comprised of amortization of the license fee paid for the technology license, amortization of the debt issuance costs, and depreciation on the property and equipment.

Interest Expense

Interest expense for the nine months ended September 30, 2011 was $865,025 as compared to $634,969 for the nine months ended September 30, 2010, representing an increase of $230,056, or 36%. This increase was due to amortization of interest expense on original issue discounted note. Interest expense for the nine months ended September 30, 2011 and 2010 is comprised of the amortization of the debt discount.

Net Loss

Our net loss increased by $347,238 to $1,360,136 for the nine months ended September 30, 2011, compared to $1,012,898 for the nine months ended September 30, 2010. This increase is due to amortization of the costs associated with acquiring technology license and original issue discount on the debt issued at the time of the reverse merger, and the accounting, audit, interest expense and professional fees.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

To date we have financed our operations through internally generated revenue from operations, the sale of our common stock and the issuance of debt.

As of September 30, 2011 and 2010, we had ($2,023,390) and $(1,068,284) of working capital, respectively. The reduction in working capital was due to use of cash for development work and increase in accounts receivable resulting from contractual withholding of 10% of invoices by a funding agency.

Net cash used in operating activities was $136,724 for the nine months ended September 30, 2011, as compared to $115,169 for the nine months ended September 30, 2010.  The Company is in the development stage and has generated no revenues from product sales.

Net cash used in investing activities was $0 for the nine months ended September 30, 2011, as compared to $8,288 for the nine months ended September 30, 2010.  The company did not purchase any plant and equipment in the reporting period.

Net cash flows used in financing activities was $0 for the nine months ended September 30, 2011, as compared to cash used in financing activities of $70,000 for the nine months ended September 30, 2010. The Company did not engage in any new financing activity during the reporting period.

On December 31, 2011, original issue discount senior secured convertible notes in the aggregate principal amount of $2,660,000 mature. Such indebtedness is secured by substantially all of our assets.  We intend to negotiate with the holders of the notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that we will be successful in reaching satisfactory agreements with holders of the notes or that we will reach agreement at all. If we were to default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We have incurred substantial indebtedness that matures on December 31, 2011 and if we were to default, we could be forced to suspend or cease operations altogether.

We have very limited funds and we have $2,660,000 of original issue discount senior secured convertible notes that mature on December 31, 2011. Such indebtedness is secured by substantially all of our assets.  We intend to negotiate with the holders of the notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that we will be successful in reaching satisfactory agreements with holders of the notes or that we will reach agreement at all. Furthermore, our ultimate success depends upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we were to default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 15, 2011, we issued warrants exercisable for an aggregate of 400,000 shares of our common stock at an exercise price of $0.50 per share (subject to adjustment for stock splits, dividends, recapitalizations and the like). The warrants have a five year term and under certain conditions may be exercised on a cashless basis.

The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

(a) Form 8-K Information

None.

(b) Director Nomination Procedures

We do not have a standing nominating committee nor are we required to have one. We do not have any established procedures by which security holders may recommend nominees to our Board of Directors, however, any suggestions on directors, and discussions of board nominees in general, is handled by the entire Board of Directors.

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

*
Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets for the period ended September 30, 2011 (Unaudited) and December 31, 2010 (ii) the Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2011 and September 30, 2010 and the period January 8, 2008 (inception) through September 30, 2011,  (iii) the Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 2011 and September 30, 2010 and the period January 8, 2008 (inception) through September 30, 2011, (iv) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited) for the period January 8, 2008 (inception) through September 30, 2011, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and the period January 8, 2008 (inception) through September 30, 2011, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: November 14, 2011	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri
Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)