Form 10-K
period 2011-12-31
Magnolia Solar Corp
filed 2012-03-29
CIK 1437491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,408,850.

As of March 23, 2012, there were 26,670,000 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

MAGNOLIA SOLAR CORPORATION AND SUBISIDIARIES

PART I

Forward-Looking Statements

Forward-looking statements in this report, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

As used in this Annual Report, the terms “we”, “us”, “our”, and “Magnolia” mean Magnolia Solar Corporation, a Nevada corporation and our subsidiary Magnolia Solar, Inc., a Delaware corporation, unless otherwise indicated.

Factors that might affect our forward-looking statements include, among other things:

•	overall economic and business conditions;
•	competitive factors in the industries in which we compete;
•	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);
•	the outcome of litigation and governmental proceedings;
•	interest rate fluctuations and other changes in borrowing costs;
•	other capital market conditions, including availability of funding sources; and
•	changes in government regulations.

Item 1. Business.

Overview

Magnolia Solar Corporation, through its wholly-owned subsidiary, Magnolia Solar, Inc., is principally engaged in the development and commercialization of its nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. This technology has the potential to capture a larger part of the solar spectrum to produce high-efficiency solar cells, and incorporates a unique nanostructure-based antireflection coating technology to possibly further increase the solar cell's performance. If these goals are met, there is the potential of significantly reducing the cost per watt.

Our research and development effort is located at the Albany Nanotech Center of the College of Nanoscale Science and Engineering (CNSE) in Albany. We are also part of the Photovoltaic Manufacturing Initiative (PVMC) funded by the U.S. Department of Energy under the Sun Shot program. In addition, State of New York and the New York State Energy Research and Development Agency (NYSERDA) has invested approximately $100 million to build a new facility for the PVMI next generation Copper Indium Selenide (CIGS) based manufacturing process development. Due to our membership in PVMC, we also have access for our research and development activity to the CNSE’s Solar Energy Development Center in Halfmoon, New York. This is a 100 kilowatt prototyping facility which we believe is ideal for our development effort. We believe that our use of this facility for development presently eliminates the capital needed to develop a dedicated facility to refine, evaluate, and finalize our technology program.

We are a development stage company and to date have not generated material revenues or earnings as a result of our activities.

Corporate History

We were incorporated as a Nevada corporation on November 19, 2007 with a mission of becoming a leading resource for an individual or family’s relocation/moving needs. On December 31, 2009, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Magnolia Solar, Inc., a privately-held Delaware corporation (“Magnolia Solar”), and Magnolia Solar Acquisition Corp., our newly-formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon the closing of the transaction contemplated by the Merger Agreement, Acquisition Sub merged with and into Magnolia Solar, and Magnolia Solar, as the surviving corporation, became our wholly-owned subsidiary (the “Reverse Merger”). Immediately following the Reverse Merger we transferred all of our pre-Reverse Merger assets and liabilities to our wholly-owned subsidiary Mobilis Relocation Services Holdings, Inc. (“SplitCo”). Thereafter, we transferred all of the outstanding capital stock of SplitCo to certain of our stockholders in exchange for the cancellation of 1,500,000 shares of our common stock (the “Split-Off”). Thereafter, we filed a Certificate of Change to its Articles of Incorporation in order to affect a forward split of the number of authorized shares of common stock which we are authorized to issue, and of our issued and outstanding shares in a ratio of 1.3157895:1 (the “Forward Split”). In connection with the merger, our name was changed from "Mobilis Relocation Services Inc." to "Magnolia Solar Corporation" (the “Name Change”). Following the Reverse Merger, Split-Off, Forward Split and Name Change, we discontinued our former business and succeeded to the business of Magnolia Solar as its sole line of business.

Description of Business

Our mission is to commercialize our nanotechnology-based, high efficiency, thin film solar cell technology that can be deposited on glass and other flexible substrates to convert sun’s energy to electricity. This photovoltaic (PV) technology has the ability to capture a larger part of the solar spectrum to produce high efficiency solar cells, and incorporates a unique nanostructure-based antireflection coating technology to further increase the solar cell’s efficiency thereby reducing the cost per watt.

We have filed several patents to protect our intellectual property and are adding key technical personnel to validate and commercialize these solar cell technologies. Our goal is to increase our solar cells’ efficiency from the present thin film solar cell efficiency of about 11% to those rivaling efficiencies of crystalline photovoltaic cells in a commercial environment at a cost of significantly less than current costs; potentially reaching $0.50 per watt.

Our technology development is in part supported by various government grants and we have received the following awards to advance the development of our technology:

•
Magnolia Solar received its first purchase order for $1 million award from the New York State Energy Research and Development Authority (“NYSERDA”) for the development of advanced thin-film solar cells using our technology, in partnership with the College of Nanoscale Science and Engineering (“CNSE”) at the University of Albany. This work successfully transitioned from the first phase to the next phase and the work on this contract is ongoing at present;

•
We were awarded a contract from the National Aeronautical and Space Administration (NASA) for the development of a quantum-well waveguide technology for solar cell. The work on the NASA contract has been completed. The amount of the award was $99,999;

•
We were awarded a Phase I Small Business Innovation Research / Small Business Technology Transfer (SBIR/STTR) contract from the U.S. Air Force to study the development of flexible, lightweight, ultra-high efficiency solar cells. The Phase I contract was for $99,999. Following the work for this contract which demonstrated our approach to simultaneously increase the current and voltage output of photovoltaic devices for space power applications, the U.S. Air Force has extended the contract to Phase II of the SBIR/STTR to demonstrate the technology. The amount of the Phase II award is $750,000 and the work on this contract is currently underway;

•
We received a second Phase I award from the U.S. Air Force to develop ultra-high efficiency, single junction quantum dot solar cells that can potentially match the efficiency of multiple junction solar cells at significantly lower costs. The contract amount was $99,999. The work on this contract has been completed;

•
We received an innovative product development contract from NYSERDA. The baseline program award is $250,000. The goal of this contract is to improve the performance of thin film solar cells by incorporating advanced light trapping techniques and nanostructured optical coatings. Work on this contract is currently underway.

In addition to these developmental activities, we also benefit from the critical technologies being developed by Magnolia Optical Technologies, Inc. (“Magnolia Optical”), a company controlled by our two executive officers and directors, Ashok Sood and Yash Puri. Magnolia Optical has been at the forefront of pioneering the development of thin film, optical, and advanced solar cell technologies for high efficiency solar cells using nano-materials and technologies to use Ultraviolet, Visible and Infrared part of the electromagnetic spectrum for imaging sensors and solar cell applications for Defense and Terrestrial Application. Magnolia Optical Technologies, Inc., a Delaware Corporation, has been in business since May 2000 and is a government-approved contractor for advanced technology developments. Magnolia Optical has, to date, received over $10 million funding support from Defense Advanced Research Projects Agency (DARPA) and other Department of Defense (DOD) agencies, NASA and NSF to fund the development of the advanced nanostructure-based technologies for optical and solar cell applications.

We currently license our core technology under development from Magnolia Optical. Under the license, we have been granted an exclusive, fully paid, royalty free, worldwide license to use the intellectual property of Magnolia Optical relating to the design and fabrication of thin-film solar photovoltaic solar cells for the manufacture and sale of thin-film photovoltaic solar cell products and services. In consideration for the license grant, Magnolia Optical shareholders received, after giving effect to the Reverse Merger, 7,130,000 shares of our common stock. The license has an initial term of ten years ending April 30, 2018 and shall automatically continue in effect thereafter unless terminated by either party. The license may be terminated for cause by either party.

Magnolia Technology

We have developed thin film-based technology that also uses nanotechnology-based components to substantially enhance solar cell efficiency. We plan to use low-cost substrates for solar cell fabrication that are substantially cheaper than conventional silicon substrates. We plan to use glass and polymer-based flexible substrates that are low cost and are available in large sizes, thereby bringing down the cost of thin film solar cells compared to those with silicon substrates. This technology will utilize higher absorption of the solar spectrum to produce high-efficiency solar cells. Our goal is to increase solar cell efficiency while using the lower cost processes to keep the future production costs low with a goal of less than one dollar per watt.

During 2011, we filed a series of U.S. utility patent and international Patent Cooperation Treaty (PCT) applications. This initial series of patent applications claims the benefit of an earlier provisional application filed by us in January of 2010.  The patent applications filed over the past year detail a number of photovoltaic solar cell device designs and methods of manufacturing. The technologies related to these patent filings address the fundamental performance limitations in existing thin film solar cells. The engineering employed in our patent-pending technology is designed to increase the photovoltaic operating voltage while capturing a larger part of the solar spectrum, and the unique nanostructure-based optical coatings minimize reflection losses which enhances the light trapping within the photovoltaic devices. These technologies result in higher solar electric conversion efficiency by increasing both the voltage and current output of thin film solar cells.

Government funding of some of our research and development efforts imposed certain restrictions on our ability to commercialize results and could grant commercialization rights to the government. In some funding awards, the government is entitled to intellectual property rights arising from the related research. Such rights include a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced each subject invention developed under an award throughout the world by or on behalf of the government. Other rights include the right to require us to grant a license to the developed technology or products to a third party or, in some cases, if we refuse, the government may grant the license itself, if the government determines that action is necessary because we fail to achieve practical application of the technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give the United States industry preference. Accepting government funding can also require that manufacturing of products developed with federal funding be conducted in the United States.

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

A typical rooftop residential system may have one or two dozen modules. PV converts sunlight into electricity, with no moving parts, consuming no fuel, and creating no pollution. It is a distributed energy resource that can improve grid reliability, lower distribution and transmission costs, and be sited at the point of use with minimal or no environmental impact. Currently, over 2,000 MW of modules are being manufactured annually worldwide. More than 90% of these are made from silicon. We intend to be the premier commercial manufacturer of thin film PV modules.

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

One of the serious limitations faced by manufacturers of crystalline silicon based solar cells is the shortage of raw silicon material. These companies are competing against microprocessor and electronic circuit device manufacturer for silicon wafers. Even though there are efforts underway to expand the silicon output, it does appear that it will be many years before enough capacity is in place for supply to match demand in the marketplace. The silicon solar cell’s quality depends on the efficiency which ranges from 14 to 18 percent, with higher performance obtained by using higher quality crystalline silicon.

Energetic radiation from the sun, reaching the Earth’s surface, includes ultra-violet, infrared and visible light. Silicon technology chiefly allows absorption of the visible part of the spectrum. Our thin film solar cell design is being designed to enhance absorption in the UV spectrum and will be able to provide electricity more efficiently in hazy weather and very hot days using IR energy.

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

Magnolia Solar Cell Approach

We are developing high efficiency nanostructured based thin film, highly efficient, solar cells that can be used for producing high efficiency solar panels. Our proprietary technology incorporates nano-materials and technologies that were developed under sponsorship by DARPA, NASA and the Department of Defense. We utilize a nanostructure-based approach in the development of high-efficiency thin film solar cells. Our technology is designed to permit absorption across a broader spectrum of light.

We start with a “substrate” of Transparent Conducting Oxides (“TCO’) -coated glass or a flexible substrate such as stainless steel. An anti-reflection coating technology being developed will be incorporated on the top surface of the glass or the stainless steel to minimize reflection losses at the air interface. The TCO layer requires both high optical transmission and low sheet resistance and acts as a top contact for the solar cell.

Light trapping can dramatically improve solar cell performance by increasing the optical path length of photons within the thin film absorber layers. An ideal middle coating would be transparent, highly conductive, and minimize reflection losses due to differences in the index of refraction between the TCO-coated glass and CIGS based thin film. Moreover, it would increase the optical path length by diffusing light entering the thin film and reflecting light trying to escape the absorber layers. Textured TCO films can act as a light diffuser. Anti-reflective coating work is being leveraged to create a film that acts as an anti-reflective (AR) coating in one direction and as a reflector in the opposite direction.

To further enhance the performance of the thin film solar cell, bottom contact should also reflect unabsorbed light back into the CIGS thin film solar cell. This  is intended to diffuse the light as well, maximize the optical path length in the absorber layers.

We are developing next generation nanostructure based CIGS thin film solar cells. Our cell design takes advantage of quantum structures such as quantum dots to enhance the solar cell efficiency beyond what is achievable today in CIGS thin film solar cells.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents and trade secrets, as well as associate and third party confidentiality agreements, to safeguard our intellectual property. Since January 2010 we filed patent applications to protect inventions arising from our research and development, and are currently pursuing patent applications in the U.S. and worldwide. Our patent applications and any future patent applications might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated, or declared unenforceable.

With respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on, among other things, trade secret protection and confidentiality agreements to safeguard our interests. We believe that many elements of our PV technology involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including technical processes, equipment designs, algorithms, and procedures. We have taken security measures to protect these elements. All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. We also require our business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.’

We have not been subject to any material intellectual property claims.

Competition

We are currently in the development stage and do not sell a finished product. Since our end product will provide an energy source to convert the renewable solar energy to electricity, we will face competition from all forms of renewable energy technologies, including wind, hydropower, geothermal, biomass, and tidal technologies, as well as from other approaches to convert sun light to electricity. There is intense competition in the renewable energy market, specifically in the solar photovoltaic sector. There are already many established companies that sell solar cells and modules. At the end of 2011, we estimate that there were over 150 manufacturers of solar cells and modules with aggregate installed capacity exceeding global demand. One of the principal drivers of competition is price per watt, which is function of the underlying technology and production capacity. In addition, some sovereign nations actively support competitors located in those countries. This allows competitors from those countries to sometimes price finished products below their costs. While some countries are taking steps to offset these subsidies by imposing tariffs on imports (for example, the recent announcement of import tariffs announced by the U.S. Department of Commerce on import of crystalline silicon panels made by some Chinese manufacturers), the global competition remains very intense. Success in this highly competitive environment will depend on attaining high efficiencies at low costs, without the use of sustained government subsidies.

Customers

We are still in the development stage and do not presently have any customers. As we exit the development stage and commence the production of our solar cells, we expect to target federal civilian and military agencies and institutional commercial customers including large corporations, non-governmental organizations, universities and solar powered electric generating stations. We anticipate that the federal government will be a key customer as a result of government mandates that require federal agencies to improve their energy efficiency.

Federal Mandates and Other Support Programs

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

EO 13423, on the other hand, orders federal agencies to improve energy efficiency and reduce greenhouse gas emissions by 3% annually through fiscal year 2015 or by 30% by fiscal year 2015, relative to their energy use and emissions in fiscal year 2003. EO 13423 also mandates that federal agencies use sustainable practices when purchasing products and services. Implementing instructions issued by the Department of Energy requires that agencies give preference in their procurement and acquisition programs to energy produced from renewable sources. At least half of the renewable energy consumed by an agency must come from renewable power sources placed into service after January 1, 1999. Section 1251 of the EPACT also requires all public electric utilities make net metering available on request to their customers. Net metering allows consumers who own their own renewable energy generation systems to earn retail credit for some portion of the electricity they generate. However, implementation of net metering varies by states.

In addition to these federal mandates in the U.S., many states have enacted Renewable Portfolio Standard (RPS) which requires increased production of renewable energy by the electricity supply companies. It is a market-driven program that allows price competition between different forms of renewable energy technologies.

Internationally, many countries also offer Feed-in Tariff (FiT) which guarantee long-term, fixed price contracts and connection access to the grid for producers of renewable energy. The price paid to such producers depends on the underlying technology and technologies with higher costs are paid higher prices.

Since we are still in the development stage, our products are not yet ready to benefit from any of these programs.

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

Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, prospects, results of operations and financial condition.

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

Government Subsidies and Incentives

Various subsidies and tax incentive programs exist at the federal and state level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost of size of a customer's solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer's taxes at the time the taxes are due. Under net metering programs, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer "lends" electricity to the grid, retrieving an equal amount of power at a later time. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills. In addition, several states have adopted renewable portfolio standards, which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.

Despite the benefits of solar power, there are also certain risks and challenges faced by solar power. Solar power is heavily dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue. Decrease in the level of rebates, incentives or other governmental support for solar energy would have an adverse effect on our ability to sell our products.

Employees

As of March 23, 2012, we had 4 part-time employees. Three of these employees work in technology development and one employee primarily performs administrative functions.

Item 1A. Risk Factors.
Risk Factors

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, prospects, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to our Business

We have a limited operating history upon which an evaluation of our prospects can be made. We may never achieve profitability.

Our operating subsidiary, Magnolia Solar, was organized on January 8, 2008, and has had only limited operations since our inception upon which to evaluate our business prospects. As a result, investors do not have access to the same type of information in assessing their proposed investment as would be available to purchasers in a company with a history of prior operations. Although the technology for solar cells we are commercializing has been developed by Magnolia Optical, a related company, under federal funding over the last nine years, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management’s potential underestimation of initial and ongoing costs. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We have a history of losses and can provide no assurance of our future operating results.

We are a development stage company and may not succeed in commercializing any products which will generate revenues. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2010 and 2011, we had working capital of $(1,068,287) and $(1,812,128)  respectively, and stockholders’ deficit of $(448,871) and $(1,982,261), respectively. For the years ended December 31, 2010 and 2011, we incurred net losses of $(1,543,775) and $(2,239,631). As of December 31, 2011, we had an aggregate accumulated deficit of $(4,000,308). We may never achieve profitability.  The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

We have incurred substantial indebtedness.

We have Original Issue Discount Notes in the aggregate principal of $2,000,000 that mature on December 31, 2012 and a further $400,000 that mature on December 31, 2013. Such indebtedness is secured by substantially all of our assets. If we were to default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether. We may incur significant additional indebtedness in the future. If we incur a substantial amount of additional indebtedness, the related risks that we face could become more significant.

We will need significant additional capital, which we may be unable to obtain.

We have very limited funds. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including government grants, joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

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

Our products have never been sold on a commercial basis, and we do not know whether they will be accepted by the market.

According to the BP Statistical Review of World Energy published in June 2011 and other online information, global production of electricity was about 21,325 terawatt hours in 2010 of which less than 1 percent came from solar photovoltaic sources. Even with many advances in the solar photovoltaic technology, adoption of solar photovoltaic power technology by energy users remains low and the total solar electricity production capacity remains well below one percent of the world consumption of electricity. Thus, the solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If our products are not accepted by the market, our business, prospects, results of operations and financial condition will suffer. Moreover, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our proposed products and our ability to sell them at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including, but not limited to:

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

Our ability to manufacture and distribute commercially viable solar cells is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.

The technologies we will use to manufacture solar cells have never been utilized on a commercial basis. Our technology, while intended to create a highly efficient solar cells may never achieve technical or commercial viability. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never utilized technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

There is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue, which may cause our value to decrease, thereby potentially causing our stockholders to lose their investment.

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

We may be unable to complete our development, manufacturing and commercialization plans, and the failure to do so will significantly harm our business, prospects, results of operations and financial condition.

Commercializing our planned solar modules and processes depends on a number of factors, including but not limited to:

•	further product and manufacturing process development;
•	development of certain critical tools and production capabilities;
•	development and management of our supply chain;
•	development and management of our distribution channels;
•	demonstration of efficiencies that will make our products attractively priced; and
•	developing an adequate sales force and sales channels necessary to distribute our products and achieve our desired revenue goals.

We do not have any history in carrying out any of the foregoing tasks. The current management team has expertise in technology/product development. We plan to hire people with expertise in the abovementioned areas to complement the management team, however our ability to do so will depend on our ability to raise additional capital for which there is no certain assurance. As such, we cannot assure investors that the strategies we intend to employ will enable us to support the large-scale manufacturing of commercially desirable solar modules.

We are developing our technology in part from funds from agencies of the U.S. government, and as a result, we are subject to a number of rules and regulations, and our business could be adversely affected by an audit by the U.S. government if it were to identify errors or a failure to comply with regulations.

We have been funded in part to develop our solar power technology by various U.S. government agencies. In connection with these funding contracts, we must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. government contracts, which may impose added costs on our business. We are expected to perform in compliance with a vast array of federal laws and regulations, including, without limitation, the Federal Acquisition Regulation, the Truth in Negotiations Act, the Federal False Claims Act, the Anti-Kickback Act of 1986, the Trade Agreements Act, the Buy American Act, the Procurement Integrity Act, and the Davis Bacon Act. A violation of specific laws and regulations, even if prohibited by our policies, could result in the imposition of fines and penalties, reductions of the value of our contracts, contract modifications or termination, or suspension or debarment from government contracting for a period of time.

In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. government may terminate any of our government contracts either at its convenience or for default based on performance. A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts.

U.S. government agencies may audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer reputational harm if allegations of impropriety were made against us.

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.

Our end products have no toxic materials. However, we use chemicals in the manufacturing process that are widely used by the semiconductor and other industries in producing our finished product. Therefore, we are subject to a variety of federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the use, handling, generation, processing, storage, transportation and disposal of, or human exposure to, hazardous and toxic materials, the discharge of pollutants into the air and water, and occupational health and safety. We are also subject to environmental laws that allow regulatory authorities to compel, or seek reimbursement for, cleanup of environmental contamination at sites now or formerly owned or operated by us and at facilities where our waste is or has been disposed. We may incur significant costs and capital expenditures in complying with these laws and regulations. In addition, violations of, or liabilities under, environmental laws or permits may result in restrictions being imposed on our operating activities or in our being subjected to substantial fines, penalties, criminal proceedings, third party property damage or personal injury claims, cleanup costs or other costs. Also, future developments such as more aggressive enforcement policies, the implementation of new, more stringent laws and regulations, or the discovery of presently unknown environmental conditions or non-compliance may require expenditures that could have a material adverse effect on our business, prospects, results of operations and financial condition. Further, greenhouse gas emissions have increasingly become the subject of international, national, state and local attention. Although fixture regulations could potentially lead to an increased use of alternative energy, there can be no guarantee that such future regulations will encourage solar technology. Given our limited history of operations, it is difficult to predict future environmental expenses.

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

Risks Related to Our Industry

The reduction or elimination of government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for our solar modules and harm our business plans.

The reduction, elimination or expiration of government subsidies and economic incentives for solar electricity could result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, which would negatively affect the growth of the solar energy industry overall. We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government and economic incentives. Currently the cost of solar electricity substantially exceeds the retail price of electricity in every significant market in the world. As a result, federal, state and local governmental bodies in many countries have provided subsidies in the form of tariffs, rebates, tax write-offs and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products. Many of these government incentives could expire, phase-out over time, exhaust the allocated funding or require renewal by the applicable authority. Even though the price of electricity from conventional sources continues to rise, a reduction, elimination or expiration of government subsidies and economic incentives for solar electricity could result in the diminished competitiveness of solar energy, which would in turn hurt our sales and financial condition.

Technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our future market share.

The solar power market is characterized by continually changing technology requiring improved features, such as increased efficiency, higher power output and lower price. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce any future market share. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. A variety of competing solar power technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for the commercialization of solar power products.

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, we would be unable to generate enough revenues in the future to achieve or sustain profitability.

The global solar electricity production capacity remains well below one percent of the world consumption of electricity. Thus, the market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues in the future to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we intend to target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

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

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of; or further investment in the research and development of; alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric gild or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost of our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

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

Risks Related to our Intellectual Property

 Any loss of the right to use our core technology that we license from a related party would adversely impact our business.

We license our core technology from Magnolia Optical, a company under the control of our two executive officers and directors, under an exclusive license agreement. The license has an initial term of ten years ending April 30, 2018 and shall automatically continue in effect thereafter unless terminated by either party. The license may be terminated for cause by either party.  Any loss of the right to use any of our core technology could result in significant costs to implement work-around methods, and we cannot provide any assurance that any such work-around would be available or technically equivalent to our current technology that we license. If we are unable to implement a commercially viable work around it might cause us to cease operations.

If we fail to establish, maintain and enforce intellectual property rights with respect to our technology, our financial condition, results of operations and business could be negatively impacted.

Our ability to establish, maintain and enforce intellectual property rights with respect to our technology will be a significant factor in determining our future financial and operating performance. We seek to protect our intellectual property rights by relying on a combination of patent and trade secret laws. We also use confidentiality and other provisions in our agreements that restrict access to and disclosure of its confidential know-how and trade secrets.

We have filed patent applications with respect to a number of aspects of our technologies. However, we cannot provide any assurances that any of these applications will ultimately result in issued patents or, if patents are issued, that they will provide sufficient protections for our technology against competitors. Although we have filed patent applications for some of our core technologies, we do not currently hold any issued patents and we may face delays and difficulties in obtaining these patents, or we may not be able to obtain such patents at all.

Outside of these patent applications, we seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technology that are similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how, or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites which we do not control, the value of our trade secrets and technical know-how would be diminished.

While we strive to maintain systems and procedures to protect the confidentiality and security of our trade secrets and technical know-how, these systems and procedures may fail to provide an adequate degree of protection. For example, although we generally enter into agreements with our employees, consultants, advisors, and strategic partners restricting the disclosure and use of trade secrets, technical know-how and confidential information, we cannot provide any assurance that these agreements will be sufficient to prevent unauthorized use or disclosure. In addition, some of the technology deployed at customer sites in the future, which we do not control, may be readily observable by third parties who are not under contractual obligations of non-disclosure, which may limit or compromise our ability to continue to protect such technology as a trade secret.

While we are not currently aware of any infringement or other violation of our intellectual property rights, monitoring and policing unauthorized use and disclosure of intellectual property is difficult. If we learned that a third party was in fact infringing or otherwise violating our intellectual property, we may need to enforce our intellectual property rights through litigation. Litigation relating to our intellectual property may not prove successful and might result in substantial costs and diversion of resources and management attention.

Although we have filed patent applications for some of our core technologies, we do not currently hold any issued patents and we may face delays and difficulties in obtaining these patents, or we may not be able to obtain such patents at all.

Patents are a key element of our intellectual property strategy. We have several currently pending patent applications in the United States but, to date, no patents have issued from these applications. It may take a long time for any patents to issue from the applications, and we cannot provide any assurance that any patents will ultimately be issued or that any patents that do ultimately issue will issue in a form that will adequately protect our commercial advantage.

Our ability to obtain patent protection for our technologies is uncertain due to a number of factors, including that we may not have been the first to make the inventions covered by our pending patent applications or to file patent applications for these inventions.

Further, changes in U.S. and foreign patent law may also impact our ability to successfully prosecute our patent applications. For example, the United States Congress and other foreign legislative bodies may amend their respective patent laws in a manner that makes obtaining patents more difficult or costly. Courts may also render decisions that alter the application of patent laws and detrimentally affect our ability to obtain patent protection.

Even if patents do ultimately issue from our patent applications, these patents may not provide meaningful protection or commercial advantage. Patents only provide protection for a 20-year period starting from the filing date and the longer a patent application takes to issue the less time there is to enforce it. Further, the claims under any patents that issue from our applications may not be broad enough to prevent others from developing technologies that are similar or that achieve similar results. It is also possible that the intellectual property rights of others will bar us from licensing our technology and bar us or our future licensees from exploiting any patents that issue from its pending applications. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any patents that issue from our applications may also be challenged by our competitors on the basis that they are otherwise invalid or unenforceable.

We may face claims that we are violating the intellectual property rights of others.

We may face claims, including from direct competitors, other solar power companies, scientists or research universities, asserting that our technology or the commercial use of such technology infringes or otherwise violates the intellectual property rights of others. We have not conducted infringement, freedom to operate or landscape analyses, and as a result we cannot be certain that our technologies and processes do not violate the intellectual property rights of others. We expect that we may increasingly be subject to such claims as we begin to earn revenues and our market profile grows.

We may also face infringement claims from the employees, consultants, agents and outside organizations we have engaged to develop our technology. While we have sought to protect ourselves against such claims through contractual means, we cannot provide any assurance that such contractual provisions are adequate, and any of these parties might claim full or partial ownership of the intellectual property in the technology that they were engaged to develop.

If we were found to be infringing or otherwise violating the intellectual property rights of others, we could face significant costs to implement work-around methods, and we cannot provide any assurance that any such work-around would be available or technically equivalent to our current technology. In such cases, we might need to license a third party’s intellectual property, although any required license might not be available on acceptable terms, or at all. If we are unable to work around such infringement or obtain a license on acceptable terms, we might face substantial monetary judgments against us or an injunction against continuing to license our technology, which might cause us to cease operations.

In addition, even if we are not infringing or otherwise violating the intellectual property rights of others, we could nonetheless incur substantial costs in defending ourselves in suits brought against us for alleged infringement. Also, if any license agreements provide that we will defend and indemnify our customer licensees for claims against them relating to any alleged infringement of the intellectual property rights of third parties in connection with such customer licensees’ use of our technologies, we may incur substantial costs defending and indemnifying any customer licensees to the extent they are subject to these types of claims. Such suits, even if without merit, would likely require our management team to dedicate substantial time to addressing the issues presented. Any party bringing claims might have greater resources than we do, which could potentially lead to us settling claims against which we might otherwise prevail on the merits.

Any claims brought against us alleging that we have violated the intellectual property of others could have negative consequences for our financial condition, results of operations and business, each of which could be materially adversely affected as a result.

Our reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services.

Government funding of some of our research and development efforts imposes certain restrictions on our ability to commercialize results and could grant commercialization rights to the government. In some funding awards, the government is entitled to intellectual property rights arising from the related research. Such rights include a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced each subject invention developed under an award throughout the world by or on behalf of the government. Other rights include the right to require us to grant a license to the developed technology or products to a third party or, in some cases, if we refuse, the government may grant the license itself, if the government determines that action is necessary because we fail to achieve practical application of the technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give the United States industry preference. Accepting government funding can also require that manufacturing of products developed with federal funding be conducted in the United States.

Risks Related to our Organization and our Common Stock

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2012 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on behalf of our post-Reverse Merge company.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•
limited “public float” following the Reverse Merger, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results; and
•	inability to develop or acquire new or needed technology.

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

Our common stock is currently quoted for trading on the OTC Bulletin Board; however, we cannot be sure that such quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE Amex, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. In addition, the shares of common stock underlying the notes and warrants sold in the private placement will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers own or control a significant percentage of our common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. Our current officers and directors own an aggregate of 16,200,500 shares of our common stock or a total of approximately 61.5% of the voting power of all our outstanding shares of stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our Articles of Incorporation or By-laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Exercise of options and warrants may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2011, we had (i) outstanding warrants to purchase 3,785,300 shares of our common stock at an exercise price of $0.50 per share, (ii) outstanding placement agent warrants and placement agent retainer warrants to purchase 725,300 shares of our common stock at an exercise price of $0.50 per share, and (iii) outstanding notes which are convertible into 8,000,000 shares of our common stock at a conversion price of $0.25 per share and 400,000 at $1.00 per share.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the OTC Bulletin Board from September 5, 2008 through February 5, 2010 under the symbol MBSV.OB. Since February 6, 2010, our common stock has been listed on OTC Bulletin Board under the symbol MGLT. Prior to February 8, 2010, there was no active market for our common stock. The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2012	HIGH	LOW
First Quarter (through March 23)	$0.21	$0.05

FISCAL YEAR 2011	HIGH	LOW
First Quarter	$0.43	$0.18
Second Quarter	$0.35	$0.15
Third Quarter	$0.40	$0.15
Fourth Quarter	$0.40	$0.15

FISCAL YEAR 2010	HIGH	LOW
First Quarter	$1.24	$0.75
Second Quarter	$1.21	$0.85
Third Quarter	$1.05	$0.55
Fourth Quarter	$1.03	$0.43

According to the records of our transfer agent, as of March 23, 2012, there were approximately 60 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of unregistered securities during the fiscal year ended December 31, 2011 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

In February, April and October 2011, we issued 50,000, 250,000 and 100,000 shares of our common stock, respectively, for consulting services. The shares were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Overview

We are a development stage company focused on developing and commercializing thin film solar cell technologies that employ nanostructured materials and designs. We are pioneering the development of thin film, high efficiency solar cells for applications such as power generation for electrical grids as well as for local applications, including lighting, heating, traffic control, irrigation, water distillation, and other residential, agricultural and commercial uses.

We intend to become a highly competitive, low cost provider of terrestrial photovoltaic cells for both civilian and military applications. These cells will be based on low cost substrates such as glass and flexible substrates such as stainless steel. Our primary goal is to introduce a product which offers significant cost savings per watt over traditional silicon based solar cells.  To date, we have not generated material revenues or earnings as a result of our activities.

Results of Operations

Our revenues are derived from research and development grants and contracts awarded to the company by government and private sector.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

Currently we are in our development stage and have recorded $675,971 of revenue for the year ended December 31, 2011 compared to $685,568 of revenue for the year ended December 31, 2010, a decrease of $9,597 or 1.40%. We anticipate emerging from the development stage in fiscal 2013. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the year ended December 31, 2011 were $378,061 as compared to $464,432 for the year ended December 31, 2010, a decrease of $86,371or 18.60%. Cost of revenues for the year were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The decrease in cost of revenues during 2011 as compared to 2010 was attributable to reduction in subcontract expense.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the year ended December 31, 2011 was $232,323 as compared to $102,819 for the year ended December 31, 2010, an increase of $129,504 or 125.95%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The increase in indirect and administrative expenses during 2011 as compared to 2010 was attributable to an increase in indirect labor, bonus, provision for paid time off, payroll taxes, and health and life insurance costs.

Professional Fees

Professional fees for the year ended December 31, 2011 were $195,770 as compared to $373,659 for the year ended December 31, 2010, a decrease of $177,889 or 47.61%. Professional fees for the year were comprised of accounting, business services, and legal fees. The decrease in professional fees during 2011 as compared to 2010 was attributable primarily to reduction in cost of legal services and reclassification of public relations expense to general and administrative expense category.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2011 was $389,545 as compared to $295,735 for the year ended December 31, 2010, an increase of $93,810 or 31.72%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The increase in depreciation and amortization expense during 2011 as compared to 2010 was attributable to increase of amortization expense.

General and Administrative

General and administrative expense for the year ended December 31, 2011 was $519,761 as compared to $111,295 for the year ended December 31, 2010, an increase of $408,466 or 367.01%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The increase in general and administrative expense during 2011 as compared to 2010 was attributable to public relations expense and expense for stock issued in connection with the renegotiation of notes originally issued in 2009.

Interest Expense

Interest expense for the year ended December 31, 2011 was $1,200,142 as compared to $881,403 for the year ended December 31, 2010. Interest expense was comprised of the amortization of the debt discount. The increase in interest expense during 2011 as compared to 2010 was attributable to amortization of the interest expense on the original issue discount on the note issued in 2009.

Net Loss

As a result of the aforesaid, our net loss was $2,239,631 for the year ended December 31, 2011, as compared to a loss of $1,543,775 for the year ended December 31, 2010, a decrease of $695,856 or 45.07%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

To date we have financed our operations through internally government grants, the sale of our common stock and the issuance of debt.

At December 31, 2011 and December 31, 2010 we had cash of $255,862 and $430,585 respectively and working capital of $(1,812,128) and $(1,068,284), respectively. The decrease in working capital was due to increase in the current portion of the original issue discount note. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $174,723 for the year ended December 31, 2011, as compared to $235,529 for the year ended December 31, 2010. The reduction in net cash used in operating activities was attributable to increase in accounts payable.

Net cash used in investing activities was $0 for the year ended December 31, 2011, as compared to $8,288 for the year ended December 31, 2010. In 2010, we used $8,288 in the acquisition of fixed assets.

Net cash flows used in financing activities was $0 for the year ended December 31, 2011, as compared to $70,000 provided by financing activities for the year ended December 31, 2010. In 2010, we paid back a related party loan of $70,000.

Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. In addition, we have Original Issue Discount Notes in the aggregate principal of $2,000,000 that mature on December 31, 2012 and a further $400,000 that matures on December 31, 2013. Such indebtedness is secured by substantially all of our assets. If we were to default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

Although we believe our cash on hand is sufficient to continue our operations for at least the next six months, we will need to raise additional funds in the future so that we can expand our operations and repay our indebtedness due under the Original Issue Discount Notes. Therefore our continuation as a going concern is dependent on our ability to obtain necessary equity funding to continue operations.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, government grants or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our development plans and possibly cease our operations altogether.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Directors of
Magnolia Solar Corporation

We have audited the accompanying consolidated balance sheets of Magnolia Solar Corporation (the "Company") (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2011 and 2010 and period January 8, 2008 (Inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Solar Corporation (a development stage company) as of December 31, 2011 and 2010, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 and period January 8, 2008 (Inception) through December 31, 2011 in conformity with U.S. generally accepted accounting principles.

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

KBL, LLP

/s/KBL, LLP
New York, NY
March 27, 2012

MAGNOLIA SOLAR CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

ASSETS
	December 31,	December 31,
	2011	2010
CURRENT ASSETS
Cash	$255,862	$430,585
Accounts receivable	247,110	118,150
Prepaid expense	1,417	1,417
Total current assets	504,389	550,152

Fixed assets, net	4,084	6,432

OTHER ASSETS
License with Related Party, net of accumulated amortization	225,783	261,433
Deferred financing fees	-	351,548
Total other assets	225,783	612,981

TOTAL ASSETS	$734,256	$1,169,565

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$316,517	$159,227
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,000,000	1,459,209
Total current liabilities	2,316,517	1,618,436

Original Issue Discount Senior Secured Convertible Promissory Note, net of discount
net of current portion	400,000	-

TOTAL LIABILITIES	2,716,517	1,618,436

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
26,670,000 and 23,930,000 shares issued and outstanding	26,670	23,930
Additional paid in capital	1,029,080	420,070
Additional paid in capital - warrants	962,297	867,806
Deficit accumulated during the development stage	(4,000,308)	(1,760,677)
Total stockholders' deficit	(1,982,261)	(448,871)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$734,256	$1,169,565

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2011

			JANUARY 8, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31, 2011	DECEMBER 31, 2010	DECEMBER 31, 2011

REVENUE	$675,971	$685,568	$1,415,674

COST OF REVENUES	378,061	464,432	871,325

GROSS PROFIT	297,910	221,136	544,349

OPERATING EXPENSES
Indirect and administrative labor	232,323	102,819	388,406
Professional fees	195,770	373,659	659,675
Depreciation and amortization expense	389,545	295,735	744,697
General and administrative	519,761	111,295	667,726
Total operating expenses	1,337,399	883,508	2,460,504

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	1,200,142	881,403	2,084,153
Total non-operating expenses	1,200,142	881,403	2,084,153

NET LOSS	$(2,239,631)	$(1,543,775)	$(4,000,308)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,190,192	23,893,699

NET LOSS PER SHARE	$(0.09)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2011
(INCLUDING MOBILIS RELOCATION SERVICES - PRE-MERGER)

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - November 19, 2007	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	1,973,685	1,974	13,026	-	-	15,000

Common shares issued for cash - others	2,500,001	2,500	35,500	-	-	38,000

Net loss for the period ended March 31, 2008	-	-	-	-	(4,477)	(4,477)

Balance - March 31, 2008	4,473,686	4,474	48,526	-	(4,477)	48,523

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,686	4,474	48,526	-	(35,592)	17,408

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	19,356,314	19,356	289,144	-	(126,151)	182,349

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,830	337,670	867,806	(216,902)	1,012,404

Common shares issued for services rendered	100,000	100	82,400	-	-	82,500

Net loss for the year ended December 31, 2010	-	-	-	-	(1,543,775)	(1,543,775)

Balance - December 31, 2010	23,930,000	23,930	420,070	867,806	(1,760,677)	(448,871)

Common shares issued for services rendered	400,000	400	78,350	-	-	78,750

To reflect the issuance of shares issued in
Conversion of OID Notes	1,040,000	1,040	258,960	-	-	260,000

To reflect the issuance of penalty shares related to
Amendment of OID Notes	1,300,000	1,300	271,700	-	-	273,000

Value of warrants issued for services	-	-	-	94,491	-	94,491

Net loss for the year ended December 31, 2011	-	-	-	-	(2,239,631)	(2,239,631)

Balance - December 31, 2011	26,670,000	$26,670	$1,029,080	$962,297	$(4,000,308)	$(1,982,261)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2011

			JANUARY 8, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31, 2011	DECEMBER 31, 2010	DECEMBER 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,239,631)	$(1,543,775)	$(4,000,308)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	389,545	295,735	744,697
Common stock issued for services rendered	78,750	82,500	161,250
Common stock issued for penalty shares in the amendment of the OID Notes	273,000	-	273,000
Warrants issued for services rendered	94,491	-	94,491
Amortization of original issue discount and debt discount	1,200,791	882,039	2,082,830

Change in assets and liabilities
(Increase) in accounts receivable	(128,959)	(64,015)	(247,109)
(Increase) in prepaid expenses	-	(1,417)	(1,417)
Increase in accounts payable and accrued expenses	157,290	113,404	316,516
Total adjustments	2,064,908	1,308,246	3,424,258
Net cash used in operating activities	(174,723)	(235,529)	(576,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	(8,288)	(8,288)
Deferred financing fees paid in connection with funding	-	-	(154,800)
Net cash used in investing activities	-	(8,288)	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Repayment of loan payable - related party	-	(70,000)	(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	-	990,000
Net cash provided by (used in) financing activities	-	(70,000)	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(174,723)	(313,817)	255,862

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	430,585	744,402	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$255,862	$430,585	$255,862

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$1,371	$1,371

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$78,750	$82,500	$161,250
Stock issued for penalty shares for the amendment of the OID Notes	$273,000	$-	$273,000
Stock issued in conversion of OID Notes	$260,000	$-	$260,000
Warrants issued for services rendered	$94,491	$-	$94,491
Amortization of original issue discount and debt discount	$1,200,791	$882,039	$2,082,830

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 1 – Organization and Nature of Business

Nature of Business
Magnolia Solar Corporation (the “Registrant”) through its wholly owned subsidiary, Magnolia Solar, Inc. (“Magnolia Solar” and together with the Registrant, “we,” “our,” “us,” or the “Company”) is a development stage company focused on developing and commercializing thin film solar cell technologies that employ nanostructured materials and designs.

The Company is pioneering the development of thin film, high efficiency solar cells for applications such as power generation for electrical grids as well as for local applications, including lighting, heating, traffic control, irrigation, water distillation, and other residential, agricultural and commercial uses.

The Company’s technology takes multiple approaches to bringing cell efficiencies close to those realized in silicon based solar cells while also lowering manufacturing costs.  The technology uses a different composition of materials than those used by competing thin film cell manufacturers; incorporates additional layers of material to absorb a wider spectrum of light; uses inexpensive substrate materials, such as glass and polymers, lowering the cost of the completed cell compared to silicon based solar cells; and is based on non-toxic materials that do not have adverse environmental effects.

During 2011, the Company filed a series of U.S. utility patent and international applications relating to the technologies under development.

Reverse Merger
On November 19, 2007, the Registrant, formerly known as Mobilis Relocation Services, Inc. (“Mobilis”), was organized under the laws of the State of Nevada.  Mobilis formed Magnolia Solar Acquisition Corp., a wholly-owned subsidiary incorporated in the State of Delaware.  Mobilis filed a Certificate of Change to its Articles of Incorporation in order to affect a forward split of the number of authorized shares of common stock which they were authorized to issue, and of the then issued and outstanding shares in a ratio of 1.3157895:1. The forward split occurred in February 2010.  All share and per share amounts have been reflected herein post-split.

On December 31, 2009, Mobilis entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Magnolia Solar, Inc., a privately held Delaware corporation incorporated on January 8, 2008, and Magnolia Solar Acquisition Corp. (“Acquisition Sub”).  Upon closing of the transaction, under the Merger Agreement, Acquisition Sub merged with and into Magnolia Solar, and Magnolia Solar, as the surviving corporation, became a wholly-owned subsidiary of Mobilis.  Thereafter, Mobilis changed its name to Magnolia Solar Corporation.  The transaction was accounted for as a reverse merger, and the historical financial information is that of Magnolia Solar, Inc.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 1 – Organization and Nature of Business (continued)

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $2,239,631 and $1,543,775 for the years ended December 31, 2011 and 2010, respectively, and $4,000,308 since January 8, 2008 (Inception). While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at December 31, 2011 and December 31, 2010, it had cash of $255,862 and $430,585, respectively, and will need to raise additional funds to carry out its business plan.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations.  The Company has had limited operating history to date.

On December 29, 2011, the 2009 Notes in the aggregate principal amount of $2,660,000 were amended.  Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $260,000 converted into an aggregate of 1,040,000 shares of common stock of the Company at an adjusted conversion price of $0.25 per share, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2011 to December 31, 2012 and 2009 Notes in the aggregate principal amount of the remaining $400,000 were amended to extend the maturity date from December 31, 2011 to December 31, 2013, (iii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to adjust the conversion price of such notes from $1.00 per share to $0.25 per share, (iv) 2009 Notes in the aggregate principal amount of $400,000 were amended to provide that such notes shall, from January 1, 2012 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, (v) an aggregate of 1,300,000 shares of common stock of the Company were issued to certain holders of the 2009 Notes, and (vi) the exercise price of the 2009 Warrants was adjusted from $1.25 per share to $0.50 per share.

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
DECEMBER 31, 2011 AND 2010

Note 1 – Organization and Nature of Business (continued)

The Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity or debt that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company may suspend or cease operations altogether.

The development of renewable energy and energy efficiency marks a new era of energy exploration in the United States.  The Company continues to explore low cost alternatives for energy solutions which are in line with United States government initiatives for renewable energy sources.  The Company hopes that these factors will mitigate the current unstable factors in the United States economy.

Note 2 - Summary of Significant Accounting Policies

Development Stage Company
The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to the development of their thin film solar cell technology in the development contracts with governmental agencies they have entered into, corporate formation and the raising of capital.  The Company has generated revenues from agreements entered into in 2010 and 2011 that are for the development of their products and not the sales of their products.  These contracts are one-time contracts that support the Company's development.  The Company anticipates emerging from the development stage in 2013 upon completion of the development of their products.

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

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.  The Company believes no allowance for doubtful accounts is necessary at December 31, 2011.  The Company does not charge interest on past due accounts.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 2 - Summary of Significant Accounting Policies (continued)

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

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of December 31, 2011.

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
DECEMBER 31, 2011 AND 2010

Note 2 - Summary of Significant Accounting Policies (continued)

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

	December 31,	December 31,
	2011	2010
Net loss	$ (2,239,631)	$(1,543,775)

Weighted-average common shares
outstanding (Basic)	24,190,192	23,893,699

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,785,300	3,216,428

Weighted-average common shares
outstanding (Diluted)	27,975,492	27,110,127

Uncertainty in Income Taxes
The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2011, no additional accrual for income taxes is necessary.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards
In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 3 - Stockholders’ Equity

The Company has 75,000,000 shares of common stock, par value of $0.001 per share authorized.

Shares
Prior to the Reverse Merger as discussed in Note 1, the Company issued 4,473,686 shares of common stock between January and March 2008 at prices ranging from $0.01 to $0.02 per share for a total of $53,000 cash.

In accordance with the Reverse Merger, the Company cancelled 1,973,684 shares of common stock and issued 21,330,000 shares to the former shareholders of Magnolia Solar, Inc.  As a result of these transactions, as of December 31, 2009, there were 23,830,000 shares of common stock issued and outstanding.

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

On October 11, 2011, the Company issued 100,000 shares of common stock at its fair value price ($0.15 per share) for consulting services for a value of $15,000.

On December 29, 2011, the Company issued 1,040,000 shares upon conversion of the aggregate principal amount of $260,000 of 2009 Notes.  The Company further issued 1,300,000 shares of common stock at its fair value price ($0.21) in connection with the amendment of the 2009 Notes for a value of $273,000.

As of December 31, 2011, the Company had 26,670,000 shares issued and outstanding.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 3 - Stockholders’ Equity (continued)

Warrants
Following the closing of the Reverse Merger in December 2009, the Company issued five-year callable warrants (the “2009 Warrants”) to purchase an aggregate of 2,660,000 shares of common stock exercisable at $1.25 per share to investors in a private placement (the “2009 Private Placement”) and further issued placement agent warrants to purchase an aggregate of 725,300  shares of common stock exercisable at $1.05 per share. On December 29, 2011, the exercise price of both the 2009 Warrants and placement agent warrants was reduced to $0.50 per share.

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the year ended December 31, 2011.

As of December 31, 2011, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$0.50
Issued – to Placement Agent	725,300	$0.50
Balance – December 31, 2009	3,385,300	$0.50
Balance – December 31, 2010	3,385,300	$0.50

Issued – for public relations	400,000	$0.50

Balance December 31, 2011	3,785,300	$0.50

Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010
Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(4,204)	(1,856)
	$4,084	$6,432

The Company incurred $2,348 in depreciation expense for each of the years ended December 31, 2011 and 2010.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the 2009 Private Placement.  These costs were capitalized and are charged to amortization expense over the life of the promissory notes.  Amortization expense for the years ended December 31, 2011 and 2010 was $351,548 and $258,228, respectively.  As of December 31, 2011, the deferred financing fees are fully amortized.

Note 6 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Magnolia Optical’s solar cell technology.  Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement.  Accumulated amortization as of December 31, 2011 was $130,717.  Amortization expense for each of the years ended December 31, 2011 and 2010 was $35,650.  The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2011.

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note

Original Notes
Following the closing of the Reverse Merger in December 2009, the Company issued 26.6 units in the 2009 Private Placement consisting of an aggregate of $2,660,000 of 2009 Notes and 2009 Warrants 2,660,000 shares of common stock exercisable at $1.25 per share, for $50,000 per unit for aggregate proceeds to the Company of $990,000.  In addition, placement agent warrants to purchase an aggregate of 725,300 shares of common stock exercisable at $1.05 per share were issued. The 2009 Notes are secured by a first-priority security interest in the assets of the Company.  Holders of the 2009 Notes and warrants issued in the 2009 Private Placement also have the right to “piggyback” registration of the shares underlying the 2009 Notes and warrants.

Prior to the amendment and restatement of the 2009 Notes, the 2009 Notes were originally due December 31, 2011 and convertible at the option of the holder, into shares of the Company’s common stock at an initial conversion rate of $1.00 per share.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

Amended Notes
On December 29, 2011, the Company entered into amendment agreements with holders of the 2009 Notes and 2009 Warrants.  Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $260,000 were converted into an aggregate of 1,040,000 shares of common stock of the Company at an adjusted conversion price of $0.25 per share, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2011 to December 31, 2012 and 2009 Notes in the aggregate principal amount of the remaining $400,000 were amended to extend the maturity date from December 31, 2011 to December 31, 2013, (iii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to adjust the conversion price of such notes from $1.00 per share to $0.25 per share, (iv) 2009 Notes in the aggregate principal amount of $400,000 were amended to provide that such notes shall, from January 1, 2012 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, (v) an aggregate of 1,300,000 shares of common stock of the Company were issued to certain holders of the 2009 Notes.

As of December 31, 2011, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding.  In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes.  The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes.  This discount was being amortized as well over the original life of the 2009 Notes.  The net value of the 2009 Notes of $2,400,000 is included in the consolidated balance sheet at December 31, 2011.  As of December 31, 2011, $2,000,000 of the 2009 Notes are classified as a current liability and $400,000 as a long-term liability. The modifications made to the debt instruments, did not constitute a material modification under ASC 470-50. The Company recorded the value of the shares as an expense in the consolidated statements of operations for the year ended December 31, 2011.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

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

As of December 31, 2011, there is no provision for income taxes, current or deferred.

	December	December
	31, 2011	31, 2010
Net operating losses	$559,089	$298,703
Valuation allowance	(559,089)	(298,703)

	$-	$-

At December 31, 2011 and 2010, the Company had a net operating loss carry forward in the amount of $1,644,378 and $878,538, available to offset future taxable income through 2031 and 2030, respectively.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2011 and 2010 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0%

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 9 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between August 30, 2012 and January 31, 2013.  Rent expense for the Company’s facilities for the years ended December 31, 2011 and 2010 totaled $17,363 and $15,960, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2012	$16,231
2013	1,105
$17,336

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years whichever comes first.  As of December 31, 2011 the Company has $1,315,673 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 10 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At December 31, 2011, the Company did not have any uninsured deposits.

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

Concentrations in Accounts Receivable	December 31, 2011	December 31, 2010
Customer A	60%	83%
Customer B	40%	-
Customer C	-	14%

Concentrations in Revenue	December 31, 2011	December 31, 2010
Customer A	62%	68%
Customer B	15%	-
Customer C	15%	-
Customer D	-	12%
Customer E	-	10%
Customer F	-	10%

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 11 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash	$255,862	-	-	$255,862

Total assets	$255,862	-	-	$255,862

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-	$2,400,000	$2,400,000

Total liabilities	-	-	$2,400,000	$2,400,000

December 31, 2010
	Level 1	Level 2	Level 3	Total

Cash	$430,585	-	-	$430,585

Total assets	$430,585	-	-	$430,585

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-	$1,459,209	$1,459,209

Total liabilities	-	-	$1,459,209	$1,459,209

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 11 - Fair Value Measurements (continued)

Original Issue Discount
Senior Secured Convertible
Promissory Notes

Balance, January 1, 2010	$577,170
Realized gains/(losses)	-
Unrealized gains/(losses) relating to
instruments still held at the reporting date	-
Purchases, sales, issuances and settlements, net	-
Discount on notes	-
Amortization of discount on notes	882,039
Balance, December 31, 2010	$1,459,209
Realized gains/(losses)	-
Unrealized gains/(losses) relating to
instruments still held at the reporting date	-
Purchases, sales, issuances and settlements, net	-
Discount on notes	-
Amortization of discount on notes	1,200,791
Conversion of notes to common stock	(260,000)
Balance, December 31, 2011	$2,400,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Name	Age	Position with the Company

Dr. Ashok K. Sood	64	President, Chief Executive Officer and Director
Dr. Yash R. Puri	64	Executive Vice-President, Chief Financial Officer and Director

Biographies

Dr. Ashok K. Sood, President, Chief Executive Officer and Director

Dr. Ashok Sood is President, Chief Executive Officer and as a Director of Magnolia Solar since its inception. Prior to joining Magnolia Solar, Dr Sood had over 35-years’ experience in developing and managing solar cells, optical, and optoelectronics technology and products for a start-up company and several major corporations, including Lockheed-Martin, BAE Systems, Loral, Honeywell, and Mobil-Tyco Solar Energy Corporation ( Joint Venture between Mobil Oil and Tyco). Dr. Sood was instrumental in development and managed optical and optoelectronics technology/ Programs.

Recently, Dr. Sood has managed the development of new technologies for anti-reflective coatings for solar cells and defense applications. He has also been actively engaged in working with several solar cell technologies that broaden the solar spectrum absorption and improve both voltage and current output of the cells to enhance their efficiency. Previously, he has been leading design and development of optoelectronics devices using CdS, CdTe, HgCdTe, GaN, AlGaN, InGaN and ZnO for various defense applications, solar cells for space, and commercial applications. Dr. Sood has led many efforts resulting in DoD/NASA programs developing the technology / products and supporting their transition to manufacturing. He also led various industry and university teams bridging centers of excellence across the United States with industry led programs.

Since joining Magnolia, Dr. Sood has focused his efforts on using nanotechnology for developing high performance thin film detectors and solar cells. His understanding of technology and funding opportunities is an asset to Magnolia Solar.

Dr. Sood received his Ph.D. and M.S. in Engineering from the University of Pennsylvania and has an M.S. and a B.S. in Physics (Honors) from Delhi University in India. At the University of Pennsylvania, he attended Physics courses given by two Nobel Laureates. His Ph.D. dissertation was on the study of optoelectronic properties of PbS/CdS for detector and laser applications in the visible to near infrared spectral bands. Dr. Sood has also taken several management courses and also attended professional development programs organized by the Wharton School at the University of Pennsylvania.

Dr. Sood is a member of IEEE and the SPIE. He has chaired sessions on optical and nanotechnology at conferences of those organizations. He has also been on several expert panels for future direction of Thin Film solar cells. As a co-founder of Magnolia Solar, and expert in the thin-film solar area, Dr. Sood’s experience and qualifications are essential to the Board of Directors.

As a founder of our subsidiary, Magnolia Solar, and expert in the thin-film solar area, Mr. Sood’s experience and qualifications are essential to the Board of Directors.

Dr. Yash R. Puri, Executive Vice President, Chief Financial Officer and Director

Dr. Yash R. Puri was appointed our Executive Vice President, Chief Financial Officer and as a Director on December 31, 2009.  He brings many years of photovoltaic technology and applications experience both in the private sector and in the academia. Dr. Puri brings experience in startup environment and growth management to the Magnolia team.

Previously from 1997 until 1999 Dr. Puri was VP of Finance for GT Equipment Technologies, Inc., (presently known as GT Advanced Technologies, Inc., NASDAQ: GTAT), equipment manufacturer serving the semiconductor and the photovoltaic industries. He helped this high technology startup, formed in 1994, to grow to revenue of about $20 million. The company won many rewards and much recognition; it was a New England finalist in the Ernst & Young Entrepreneur of the Year award. In this position, he was actively involved in running a high-technology business, and he successfully negotiated a $3.5 million line of credit with a major bank, established an audit relationship with one of the big-five accounting firms, established a foreign sales corporation, implemented a R&D credit program to reduce tax liabilities, and established company-wide management software to integrate manufacturing and financial operations. Near the end of his term there, he also successfully negotiated the company’s first subordinated debt issue.

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

As a founder of our subsidiary, Magnolia Solar, and many years of financial expertise in the photovoltaic industry, Mr. Puri’s experience and qualifications are essential to the Board of Directors.

Board of Directors

Our Board of Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

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

Board Independence

We currently have two directors serving on our Board of Directors, Mr. Sood and Mr. Puri.  We are not a listed issuer and, as such, are not subject to any director independence standards. Using the definition of “independent director,” as defined by Section 5605(a)(2) of the rules of the Nasdaq Stock Market, neither Mr. Sood and Mr. Puri would be considered an independent director of the Company.

Committees of the Board of Directors

We have not formally designated a nominating committee, an audit committee, a compensation committee, or committees performing similar functions. Based on the size of our company, our Board of Directors has not yet designated such committees.

Code of Ethics

We have not yet adopted a Code of Ethics although we expect to as we develop our infrastructure and business.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Dr. Sood has served as our Chairman since the reverse merger on December 31, 2009. Prior to reverse merger, he served as President, Chief Executive Officer and Chairman of Magnolia Solar, our wholly owned subsidiary, since its inception in January 2008. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

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
				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Dr. Ashok K. Sood	2011	36,000	5,000	-	43,050(1)	84,050
President and CEO	2010	37,050	2,500	-	42,900(1)	82,450

Dr. Yash R. Puri,	2011	23,100	5,000	-	43,500(1)	71,600
Exec. VP and CFO	2010	4,800	2,500	-	46,500(1)	53,800
___________
(1)	Represents accrued but unpaid salary.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2011.

Employment Agreements

We have not entered into employment agreements with any of our executive officers.

Director Compensation

Our directors currently do not receive monetary compensation for their service on the Board of Directors. Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 23, 2012 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Magnolia Solar Corporation, 54 Cummings Park, Suite 316, Woburn, MA 01801. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 23, 2012, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

		Percentage
Name of	Number of Shares	Beneficially
Beneficial Owner	Beneficially Owned	Owned (1)

5% Owners :

Executive Officers and Directors :

Dr. Ashok K. Sood	8,300,500 (2)	31.1%

Dr. Yash R. Puri	8,100,000	30.4%

All executive officers and directors as a group (five persons)	16,200,500	61.5%

(1)	Based on 26,670,000 shares of our common stock issued and outstanding as of March 23, 2012.
(2)	Includes 200,000 shares of common stock held in the name of Mr. Sood’s minor child.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2011, the Company did not have any securities issued and securities available for future issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, since January 1, 2011 there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members.

Our wholly owned subsidiary, Magnolia Solar, currently licenses our core technology under development from Magnolia Optical, a company controlled by our two executive officers and directors, Ashok Sood and Yash Puri. Under the license, we have been granted an exclusive, fully paid, royalty free, worldwide license to use the intellectual property of Magnolia Optical relating to the design and fabrication of thin-film solar photovoltaic solar cells for the manufacture and sale of thin-film photovoltaic solar cell products and services. In consideration for the license grant, Magnolia Optical shareholders received, after giving effect to the Reverse Merger, 7,130,000 shares of our common stock. The license has an initial term of ten years ending April 30, 2018 and shall automatically continue in effect thereafter unless terminated by either party. The license may be terminated for cause by either party.

Magnolia Solar is amortizing the license fee over the 120 month term of the license.  Magnolia Solar’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2011. Amortization expense for the year ended December 31, 2011 and December 31, 2010 was $387,198 and $295,735, respectively.

Director Independence

None of our current directors are “independent directors,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and 2010 were $24,000 and $20,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2011 and 2010 were $16,415.50 and $9,969.75, respectively..

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011 and 2010 were $1,600 and $1,450, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2011 and 2010 were $0.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not have an audit committee and as a result our Board of Directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

 Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:	The response to this portion of Item 15 is contained under Item 8.
(a)(2) Financial Statement Schedules:	The response to this portion of Item 15 is contained under Item 8.
(a)(3) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of December 31, 2009 , by and among Mobilis Relocation Services, Inc. , Magnolia Solar, Inc. and Magnolia Solar Acquisition Corp. (1)
2.2	Certificate of Merger, dated December 31 , 2009 merging Magnolia Solar Acquisition Corp. with and into Magnolia Solar, Inc.(1)
2.3	Articles of Merger, dated December 31, 2009 merging Magnolia Solar Corporation into and with Mobilis Relocation Services Inc. (1).
3.1	Certificate of Change (1)
3.2	Amended and Restated Bylaws (1)
10.1	Form of Subscription Agreement (1)
10.2	Form of Investor Warrant (1)
10.3	Form of Original Issue Discount Senior Secured Convertible Note (1)
10.4	Placement Agent Agreement, dated September 5, 2009 , between Magnolia Solar, Inc. and Midtown Partners & Co., LLC (1)
10.5	Form of Placement Agent Warrant (1)
10.6	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of December 31, 2009, by and between Magnolia Solar Corporation. and Magnolia Solar, Inc. (1)
10.7	Stock Purchase Agreement, dated as of December 31, 2009, by and between Magnolia Solar Corporation. and the shareholders listed therein (1)
10.8	Master License Agreement by and between Magnolia Solar, Inc. and Magnolia Optical Technologies, Inc. dated April 30, 2008 (1)
10.9	Note Amendment Agreement dated as of December 29, 2011 between Magnolia Solar Corporation, Magnolia Solar, Inc. and Debt Opportunity Fund LLLP*
10.10	Note Amendment Agreement dated as of December 29, 2011 between Magnolia Solar Corporation, Magnolia Solar, Inc. and Paragon Capital LP*
10.11	Note Amendment Agreement dated as of December 29, 2011 between Magnolia Solar Corporation, Magnolia Solar, Inc. and Paragon Offshore LP*
10.12	Note Amendment Agreement dated as of December 29, 2011 between Magnolia Solar Corporation, Magnolia Solar, Inc. and Daybreak Special Situations Master Fund, Ltd.*
10.13	Note Conversion Agreement dated as of December 29, 2011 between Magnolia Solar Corporation, Magnolia Solar, Inc. and Jeffrey A. Grossman*
10.14	Note Conversion Agreement dated as of December 29, 2011 between Magnolia Solar Corporation, Magnolia Solar, Inc. and Jagdeep S. Gahlawat*
21	List of Subsidiaries*
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*(2)
32.2	Section 906 Certification of Principal Financial Officer*(2)
101
The following materials from Magnolia Solar Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text. (3)

* Filed Herewith
(1) Incorporated by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 7, 2010.
(2) In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.
(3) In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: March 29, 2012	By:	/s/ Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: March 29, 2012	By:	/s/ Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ashok K. Sood
Dr. Ashok K. Sood	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 29, 2012

/s/ Yash R. Puri
Dr. Yash R. Puri	Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)	March 29, 2012