Form 10-Q
period 2012-03-31
Magnolia Solar Corp
filed 2012-05-15
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, the issuer had 27,009,162 outstanding shares of Common Stock.

 PART I
FINANCIAL INFORMATION

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS
	March 31,	December 31,
	2012	2011
CURRENT ASSETS	(unaudited)
Cash	$255,567	$255,862
Accounts receivable	208,325	247,110
Prepaid expense	1,417	1,417
Total current assets	465,309	504,389

Fixed assets, net	3,498	4,084

OTHER ASSETS
License with Related Party, net of accumulated amortization	216,871	225,783
Total other assets	216,871	225,783

TOTAL ASSETS	$685,678	$734,256

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$360,474	$316,517
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,000,000	2,000,000
Total current liabilities	2,360,474	2,316,517

Original Issue Discount Senior Secured Convertible Promissory Note, net of discount
net of current portion	400,000	400,000

TOTAL LIABILITIES	2,760,474	2,716,517

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
26,670,000 and 26,670,000 shares issued and outstanding	26,670	26,670
Additional paid in capital	1,029,080	1,029,080
Additional paid in capital - warrants	962,297	962,297
Deficit accumulated during the development stage	(4,092,843)	(4,000,308)
Total stockholders' deficit	(2,074,796)	(1,982,261)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$685,678	$734,256

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2012

				JANUARY 8, 2008
	THREE MONTHS ENDED		THREE MONTHS ENDED	(INCEPTION) THROUGH
	MARCH 31, 2012		MARCH 31, 2011	MARCH 31, 2012

REVENUE		$116,730	$201,356	$1,532,404

COST OF REVENUES		71,765	79,013	943,090

GROSS PROFIT		44,965	122,343	589,314

OPERATING EXPENSES
Indirect and administrative labor		45,261	24,648	433,667
Professional fees		58,012	39,436	717,687
Depreciation and amortization expense		9,499	87,495	754,196
General and administrative		14,819	43,865	682,545
Total operating expenses		127,591	195,444	2,588,095

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net		9,909	266,215	2,094,062
Total non-operating expenses		9,909	266,215	2,094,062

NET LOSS	$	(92,535)	$ (339,316)	$(4,092,843)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		26,670,000	23,957,778

NET LOSS PER SHARE	$	(0.00)	$(0.01)

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2012
(INCLUDING MOBILIS RELOCATION SERVICES - PRE-MERGER)

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - November 19, 2007	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	1,973,685	1,974	13,026	-	-	15,000

Common shares issued for cash - others	2,500,001	2,500	35,500	-	-	38,000

Net loss for the period ended March 31, 2008	-	-	-	-	(4,477)	(4,477)

Balance - March 31, 2008	4,473,686	4,474	48,526	-	(4,477)	48,523

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,686	4,474	48,526	-	(35,592)	17,408

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	19,356,314	19,356	289,144	-	(126,151)	182,349

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,830	337,670	867,806	(216,902)	1,012,404

Common shares issued for services rendered	100,000	100	82,400	-	-	82,500

Net loss for the year ended December 31, 2010	-	-	-	-	(1,543,775)	(1,543,775)

Balance - December 31, 2010	23,930,000	23,930	420,070	867,806	(1,760,677)	(448,871)

Common shares issued for services rendered	400,000	400	78,350	-	-	78,750

To reflect the issuance of shares issued in
Conversion of OID Notes	1,040,000	1,040	258,960	-	-	260,000

To reflect the issuance of penalty shares related to
Amendment of OID Notes	1,300,000	1,300	271,700	-	-	273,000

Value of warrants issued for services	-	-	-	94,491	-	94,491

Net loss for the year ended December 31, 2011	-	-	-	-	(2,239,631)	(2,239,631)

Balance - December 31, 2011	26,670,000	26,670	1,029,080	962,297	(4,000,308)	(1,982,261)

Net loss for the three months ended March 31, 2012	-	-	-	-	(92,535)	(92,535)

Balance - March 31, 2012	26,670,000	$26,670	1,029,080	962,297	(4,092,843)	$(2,074,796)

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2012

			JANUARY 8, 2008
	THREE MONTHS ENDED	THREE MONTHS ENDED	(INCEPTION) THROUGH
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (92,535)	$ (339,316)	$ (4,092,843)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	9,499	9,498	754,196
Common stock issued for services rendered	-	18,500	161,250
Common stock issued for penalty shares in the amendment of the OID Notes	-	-	273,000
Warrants issued for services rendered	-	-	94,491
Amortization of original issue discount and debt discount	-	344,406	2,082,830

Change in assets and liabilities
(Increase) decrease in accounts receivable	38,785	(118,146)	(208,324)
(Increase) in prepaid expenses	-	-	(1,417)
Increase in accounts payable and accrued expenses	43,956	(15,594)	360,472
Total adjustments	92,240	238,664	3,516,498
Net cash used in operating activities	(295)	(100,652)	(576,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	-	(8,288)
Deferred financing fees paid in connection with funding	-	-	(154,800)
Net cash used in investing activities	-	-	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Repayment of loan payable - related party	-	-	(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	-	990,000
Net cash provided by financing activities	-	-	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(295)	(100,652)	255,567

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	255,862	430,585	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$255,567	$329,933	$255,567

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$1,371	$1,371

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$-	$18,500	$161,250
Stock issued for penalty shares for the amendment of the OID Notes	$-	$-	$273,000
Stock issued in conversion of OID Notes	$-	$-	$260,000
Warrants issued for services rendered	$-	$-	$94,491
Amortization of original issue discount and debt discount	$-	$344,406	$2,082,830

 MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Note 1 – Organization and Nature of Business

Nature of Business
The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2011 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Note 1 – Organization and Nature of Business (continued)

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $92,535 and $339,316 for the three months ended March 31, 2012 and 2011, respectively, and $4,092,843 since January 8, 2008 (Inception). While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at March 31, 2012 and December 31, 2011, it had cash of $255,567 and $255,862, respectively, and will need to raise additional funds to carry out its business plan.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations.  The Company has had limited operating history to date.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Note 1 – Organization and Nature of Business (continued)

Going Concern (continued)
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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Note 2 - Summary of Significant Accounting Policies

Development Stage Company
The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises.” The Company has devoted substantially all of its efforts to the development of their thin film solar cell technology in the development contracts with governmental agencies they have entered into, corporate formation and the raising of capital.  The Company has generated revenues from agreements entered into in 2011 that are for the development of their products and not the sales of their products.  These contracts are one-time contracts that support the Company's development.  The Company anticipates emerging from the development stage in 2013 upon completion of the development of their products.

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

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.  The Company believes no allowance for doubtful accounts is necessary at March 31, 2012.  The Company does not charge interest on past due accounts.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of March 31, 2012.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

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

	March 31,	March 31,
	2012	2011
Net loss	$ (92,535)	$(339,316)

Weighted-average common shares
outstanding (Basic)	26,670,000	23,957,778

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,785,300	3,216,428

Weighted-average common shares
outstanding (Diluted)	30,455,300	27,174,206

Uncertainty in Income Taxes
The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2012, no additional accrual for income taxes is necessary.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Note 3 - Stockholders’ Equity

The Company has 75,000,000 shares of common stock, par value of $0.001 per share authorized.

Shares
Prior to the Reverse Merger as discussed in Note 1, the Company issued 4,473,686 shares of common stock between January and March 2008 at prices ranging from $0.01 to $0.02 per share for a total of $53,000 cash.

In accordance with the Reverse Merger, the Company cancelled 1,973,684 shares of common stock and issued 21,330,000 shares to the former shareholders of Magnolia Solar, Inc.  As a result of these transactions, as of December 31, 2009, there were 23,830,000 shares of common stock issued and outstanding, after giving effect to a 1.3157895:1 forward stock split in February 2010.

On March 10, 2010, the Company issued 75,000 shares of common stock at its fair value price ($0.90 per share) for legal services resulting in a value of $67,500.

On November 22, 2010, the Company issued 25,000 shares of common stock at its fair value price ($0.60 per share) for consulting services in the value of $15,000.

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

As of March 31, 2012, the Company had 26,670,000 shares issued and outstanding.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Note 3 - Stockholders’ Equity (continued)

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the three months ended March 31, 2012.

As of March 31, 2012, the following warrants are outstanding:

Balance – December 31, 2008                         -

Issued – in the 26.6 units	2,660,000	$0.50
Issued – to Placement Agent	725,300	$0.50
Balance – December 31, 2009	3,385,300	$0.50
Balance – December 31, 2010	3,385,300	$0.50

Issued – for public relations	400,000	$0.50

Balance December 31, 2011	3,785,300	$0.50

Balance March 31, 2012	3,785,300	$0.50

Note 4 - Property and Equipment

Property and equipment consisted of the following at March 31, 2012 (unaudited) and December 31, 2011:

	March 31,	December 31,
	2012	2011

Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(4,790)	(4,204)
	$3,498	$4,084

The Company incurred $587 in depreciation expense for each of the three months ended March 31, 2012 and 2011.

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the 2009 Private Placement.  These costs were capitalized and are charged to amortization expense over the life of the promissory notes.  Amortization expense for the three months ended March 31, 2012 and 2011 was $0 and $86,908, respectively.  As of March 31, 2012, the deferred financing fees are fully amortized.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Note 6 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology.  Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the license.  Accumulated amortization as of March 31, 2012 was $139,629.  Amortization expense for each of the three months ended March 31, 2012 and 2011 was $8,912.  The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of March 31, 2012.

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note

Original Notes
Following the closing of the Reverse Merger in December 2009, the Company issued 26.6 units in the 2009 Private Placement consisting of an aggregate of $2,660,000 of 2009 Notes and 2009 Warrants exercisable into an aggregate of 2,660,000 shares of common stock at $1.25 per share, for $50,000 per unit for aggregate proceeds to the Company of $990,000.  In addition, placement agent warrants to purchase an aggregate of 725,300 shares of common stock exercisable at $1.05 per share were issued. The 2009 Notes are secured by a first-priority security interest in the assets of the Company.  Holders of the 2009 Notes and warrants issued in the 2009 Private Placement also have the right to “piggyback” registration of the shares underlying the 2009 Notes and warrants.

Prior to the amendment and restatement of the 2009 Notes, the 2009 Notes were originally due December 31, 2011 and convertible at the option of the holder, into shares of the Company’s common stock at an initial conversion rate of $1.00 per share.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

Amended Notes
On December 29, 2011, the Company entered into amendment agreements with holders of the 2009 Notes and 2009 Warrants.  Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $260,000 were converted into an aggregate of 1,040,000 shares of common stock of the Company at an adjusted conversion price of $0.25 per share, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2011 to December 31, 2012 and 2009 Notes in the aggregate principal amount of the remaining $400,000 were amended to extend the maturity date from December 31, 2011 to December 31, 2013, (iii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to adjust the conversion price of such notes from $1.00 per share to $0.25 per share, (iv) 2009 Notes in the aggregate principal amount of $400,000 were amended to provide that such notes shall, from January 1, 2012 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, and (v) an aggregate of 1,300,000 shares of common stock of the Company were issued to certain holders of the 2009 Notes.  As of March 31, 2012, accrued interest expense of $10,000 relating to the 2009 Notes in the aggregate principal amount of $400,000 will be paid by the issuance of 109,162 shares of common stock.

As of March 31, 2012, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding.  In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes.  The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes.  This discount was being amortized as well over the original life of the 2009 Notes.  The net value of the 2009 Notes of $2,400,000 is included in the consolidated balance sheet at March 31, 2012.  As of March 31, 2012, $2,000,000 of the 2009 Notes are classified as a current liability and $400,000 as a long-term liability. The modifications made to the debt instruments, did not constitute a material modification under ASC 470-50. The Company recorded the value of the shares as an expense in the consolidated statements of operations for the year ended December 31, 2011.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

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

As of March 31, 2012, there is no provision for income taxes, current or deferred.

	March31, 2012	March 31, 2011

Net operating losses	$590,550	$765,585
Valuation allowance	(590,550)	(765,585)

	$-	$-

At March 31, 2012, the Company had a net operating loss carry forward in the amount of $1,736,913, available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate at March 31, 2012 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0%

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Note 9 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between August 30, 2012 and January 31, 2013.  Rent expense for the Company’s facilities for the three months ended March 31, 2012 and 2011 totaled $4,039 and $4,341, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2012	$11,822
2013	1,105
$12,927

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years whichever comes first.  As of March 31, 2012 the Company has $1,432,403 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Note 10 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At March 31, 2012, the Company did not have any uninsured deposits.

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

Concentrations in Accounts Receivable	March 31, 2012	March 31, 2011
Customer A	54%	69%
Customer B	46%	-
Customer C	-	13%

Concentrations in Revenue	March 31, 2012	March 31, 2011
Customer A	83%	15%
Customer B	17%	55%
Customer C	-	15%

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Note 11 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2012
	Level 1	Level 2	Level 3	Total

Cash	255,567	-	-	255,567

Total assets	255,567	-	-	255,567

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-		2,400,000

Total liabilities	-	-	2,400,000	2,400,000

December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash	255,862	-	-	255,862

Total assets	255,862	-	-	255,862

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-	2,400,000	2,400,000

Total liabilities	-	-	2,400,000	2,400,000

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2012

Note 11 - Fair Value Measurements (continued)

Original Issue Discount Senior Secured Convertible Promissory Notes

Balance, January 1, 2011	$1,459,209

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	1,200,791

Conversion of notes to common stock	(260,000)

Balance, December 31, 2011	$2,400,000

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Balance, March 31, 2012	$2,400,000

 Note 12 – Subsequent Events

On April 20, 2012, the Company issued 30,000 shares of common stock for consulting services.

On April 24, 2012, the Company issued 200,000 shares of common stock for consulting services.

On May 4, 2012, the Company issued 109,162 shares of common stock for payment of interest in lieu of cash.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Currently we are in our development stage and have recorded $116,730 of revenue for the three months ended March 31, 2012 compared to $201,356 of revenue for the three months ended March 31, 2011, a decrease of $84,626 or 42%. We anticipate emerging from the development stage in fiscal 2013. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2012 were $71,765 as compared to $79,013 for the three months ended March 31, 2011, representing a decrease of $7,248, or 9.2%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The decrease in cost of revenues for this period was attributable to reduction in direct labor.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the three months ended March 31, 2012 was $45,261 as compared to $24,648 for the three months ended March 31, 2011, an increase of $20,613 or 83.6%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The increase in indirect and administrative expenses for this period was primarily attributable to an increase in indirect labor, holiday pay, and health insurance costs.

Professional Fees

Professional fees for the three months ended March 31, 2012 were $58,012 as compared to $39,436 for the three months ended March 31, 2011, representing an increase of $18,576, or 47.1%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The increase in professional fees for this period was attributable primarily to increase in cost of patent filings, legal and accounting services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2012 were $9,499 as compared to $87,495 for the three months ended March 31, 2011, representing a decrease of $77,996 or 89.1%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of amortization expense.

General and Administrative

General and administrative expense for the three months ended March 31, 2012 was $14,819 as compared to $43,865 for the three months ended March 31, 2011, a decrease of $29,046 or 66.2%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to a reduction in public relations expense.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $9,909 as compared to $266,215 for the three months ended March 31, 2011, representing a decrease of $256,306, or 96.3%. Interest expense was comprised of the amortization of the debt discount. The decrease in interest expense during this period was attributable to a reduction in the amortization of the interest expense on the original issue discount on the 2009 note.

Net Loss

Our net loss for the three months ended March 31, 2012 was $92,535, as compared to $339,316 for the three months ended March 31, 2011, representing a decrease of $246,781, or 72.7%.

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

At March 31, 2012 and December 31, 2011 we had cash of $255,567 and $255,862 respectively and working capital deficit of $1,895,165 and $1,812,128, respectively. The decrease in working capital was due to increase in the current portion of the original issue discount note. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $295 for the three months ended March 31, 2012, as compared to $100,652 for the three months ended March 31, 2011. The reduction in net cash used in operating activities was attributable to increase in accounts payable and decrease in accounts receivable.

Net cash used in investing activities was $0 for the three months ended March 31, 2012, as compared to $0 for the three months ended March 31, 2011. There was no cash used in investing activities because we did not add to plant and equipment.

Net cash flows used in financing activities was $0 for the three months ended March 31, 2012, as compared to $0 for the three months ended March 31, 2011. There were no loans outstanding that required cash payments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101	The following materials from Magnolia Solar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: May 15, 2012	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)