Form 10-Q
period 2012-06-30
Magnolia Solar Corp
filed 2012-08-09
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 23, 2012, the issuer had 27,317,825 outstanding shares of Common Stock.

  PART I
FINANCIAL INFORMATION

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS
	June 30,	December 31,
	2012	2011
CURRENT ASSETS	(unaudited)
Cash	$194,886	$255,862
Accounts receivable	282,762	247,110
Prepaid expense	1,417	1,417
Total current assets	479,065	504,389

Fixed assets, net	2,910	4,084

OTHER ASSETS
License with Related Party, net of accumulated amortization	207,958	225,783
Total other assets	207,958	225,783

TOTAL ASSETS	$689,933	$734,256

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$410,341	$316,517
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,000,000	2,000,000
Total current liabilities	2,410,341	2,316,517

Original Issue Discount Senior Secured Convertible Promissory Note, net of discount,
net of current portion	400,000	400,000

TOTAL LIABILITIES	2,810,341	2,716,517

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
27,109,162 and 26,670,000 shares issued and outstanding	27,109	26,670
Additional paid in capital	1,368,641	1,029,080
Additional paid in capital – warrants	962,297	962,297
Deficit accumulated during the development stage	(4,478,455)	(4,000,308)
Total stockholders' deficit	(2,120,408)	(1,982,261)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$689,933	$734,256

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2012

			JANUARY 8, 2008
			(INCEPTION)
	SIX MONTHS ENDED	SIX MONTHS ENDED	THROUGH
	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012

REVENUE	$287,731	$372,588	$1,703,405

COST OF REVENUES	187,021	189,187	1,058,346

GROSS PROFIT	100,710	183,401	645,059

OPERATING EXPENSES
Indirect and administrative labor	89,066	105,754	477,472
Professional fees	424,908	133,302	1,084,583
Depreciation and amortization expense	18,999	181,243	763,696
General and administrative	26,029	27,322	693,755
Total operating expenses	559,002	447,621	3,019,506

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	19,855	554,182	2,104,008
Total non-operating expenses	19,855	554,182	2,104,008

NET LOSS	$(478,147)	$(818,402)	$(4,478,455)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	26,799,408	24,065,635

NET LOSS PER SHARE	$(0.02)	$(0.03)

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2012

			JANUARY 8, 2008
			(INCEPTION)
	THREE MONTHS ENDED	THREE MONTHS ENDED	THROUGH
	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012

REVENUE	$171,001	$171,034	$1,703,405

COST OF REVENUES	115,256	110,174	1,058,346

GROSS PROFIT	55,745	60,860	645,059

OPERATING EXPENSES
Indirect and administrative labor	43,805	68,104	477,472
Professional fees	366,896	75,366	1,084,583
Depreciation and amortization expense	9,500	93,748	763,696
General and administrative	11,210	14,956	693,755
Total operating expenses	431,411	252,174	3,019,506

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	9,946	287,771	2,104,008
Total non-operating expenses	9,946	287,771	2,104,008

NET LOSS	$(385,612)	$(479,085)	$(4,478,455)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	26,928,816	24,172,308

NET LOSS PER SHARE	$(0.01)	$(0.02)

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2012
(INCLUDING MOBILIS RELOCATION SERVICES - PRE-MERGER)

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - November 19, 2007	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	1,973,685	1,974	13,026	-	-	15,000

Common shares issued for cash - others	2,500,001	2,500	35,500	-	-	38,000

Net loss for the period ended March 31, 2008	-	-	-	-	(4,477)	(4,477)

Balance - March 31, 2008	4,473,686	4,474	48,526	-	(4,477)	48,523

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,686	4,474	48,526	-	(35,592)	17,408

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	19,356,314	19,356	289,144	-	(126,151)	182,349

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,830	337,670	867,806	(216,902)	1,012,404

Common shares issued for services rendered	100,000	100	82,400	-	-	82,500

Net loss for the year ended December 31, 2010	-	-	-	-	(1,543,775)	(1,543,775)

Balance - December 31, 2010	23,930,000	23,930	420,070	867,806	(1,760,677)	(448,871)

Common shares issued for services rendered	400,000	400	78,350	-	-	78,750

To reflect the issuance of shares issued in
Conversion of OID Notes	1,040,000	1,040	258,960	-	-	260,000

To reflect the issuance of penalty shares related to
Amendment of OID Notes	1,300,000	1,300	271,700	-	-	273,000

Value of warrants issued for services	-	-	-	94,491	-	94,491

Net loss for the year ended December 31, 2011	-	-	-	-	(2,239,631)	(2,239,631)

Balance - December 31, 2011	26,670,000	26,670	1,029,080	962,297	(4,000,308)	(1,982,261)

Common shares issued for services rendered	330,000	330	329,670	-	-	330,000

Common shares issued for payment of interest	109,162	109	9,891	-	-	10,000

Net loss for the six months ended June 30, 2012	-	-	-	-	(478,147)	(478,147)

Balance - June 30, 2012	27,109,162	$27,109	$1,368,641	$962,297	$(4,478,455)	$(2,120,408)

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2012

			JANUARY 8, 2008
			(INCEPTION)
	SIX MONTHS ENDED	SIX MONTHS ENDED	THROUGH
	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(478,147)	$(818,402)	$(4,478,455)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	18,999	181,245	763,696
Common stock issued for services rendered	330,000	63,750	491,250
Common stock issued for penalty shares in the amendment of the OID Notes	-	-	273,000
Common stock issued for payment of interest	10,000	-	10,000
Warrants issued for services rendered	-	-	94,491
Amortization of original issue discount and debt discount	-	554,181	2,082,830

Change in assets and liabilities
(Increase) in accounts receivable	(35,652)	(83,809)	(282,761)
(Increase) in prepaid expenses	-	-	(1,417)
Increase (decrease) in accounts payable and accrued expenses	93,824	18,042	410,340
Total adjustments	417,171	733,409	3,841,429

Net cash used in operating activities	(60,976)	(84,.993)	(637,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	-	(8,288)
Deferred financing fees paid in connection with funding	-	-	(154,800)
Net cash used in investing activities	-	-	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Repayment of loan payable - related party	-		(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	-	990,000
Net cash provided by financing activities	-	-	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,976)	(84,993)	194,886

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	255,862	430,585	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$194,886	$345,592	$194,886

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$1,371

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$330,000	$63,750	$491,250
Stock issued for penalty shares for the amendment of the OID Notes	$-	$-	$273,000
Stock issued for payment of interest	$10,000	$-	$10,000
Stock issued in conversion of OID Notes	$-	$-	$260,000
Warrants issued for services rendered	$-	$-	$94,491
Amortization of original issue discount and debt discount	$-	$554,181	$2,082,830

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

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
JUNE 30, 2012

Note 1 – Organization and Nature of Business (continued)

Reverse Merger
On November 19, 2007, the Registrant, formerly known as Mobilis Relocation Services, Inc. (“Mobilis”), was organized under the laws of the State of Nevada.  Mobilis formed Magnolia Solar Acquisition Corp. ("Acquisition Sub"), a wholly-owned subsidiary incorporated in the State of Delaware.  Mobilis filed a Certificate of Change to its Articles of Incorporation in order to affect a forward split of the number of authorized shares of common stock which they were authorized to issue, and of the then issued and outstanding shares in a ratio of 1.3157895:1.   The forward split occurred in February 2010.  All share and per share amounts have been reflected herein post-split.

On December 31, 2009, Mobilis entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Magnolia Solar, Inc., a privately held Delaware corporation incorporated on January 8, 2008, and Acquisition Sub.  Upon closing of the transaction, under the Merger Agreement, Acquisition Sub merged with and into Magnolia Solar, and Magnolia Solar, as the surviving corporation, became a wholly-owned subsidiary of Mobilis.  Thereafter, Mobilis changed its name to Magnolia Solar Corporation.  The transaction was accounted for as a reverse merger, and the historical financial information is that of Magnolia Solar, Inc.

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $478,147 and $818,402 for the six months ended June 30, 2012 and 2011, respectively, and $4,478,455 since January 8, 2008 (Inception). While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at June 30, 2012 and December 31, 2011, it had cash of $194,886 and $255,862, respectively, and will need to raise additional funds to carry out its business plan.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations.  The Company has had limited operating history to date.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Note 1 – Organization and Nature of Business (continued)

Going Concern (continued)
On December 29, 2011, the 2009 Notes in the aggregate principal amount of $2,660,000 were amended.  Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $260,000 converted into an aggregate of 1,040,000 shares of common stock of the Company at an adjusted conversion price of $0.25 per share, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2011 to December 31, 2012 and 2009 Notes in the aggregate principal amount of the remaining $400,000 were amended to extend the maturity date from December 31, 2011 to December 31, 2013, (iii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to adjust the conversion price of such notes from $1.00 per share to $0.25 per share, (iv) 2009 Notes in the aggregate principal amount of $400,000 were amended to provide that such notes shall, from January 1, 2012 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, (v) an aggregate of 1,300,000 shares of common stock of the Company were issued to certain holders of the 2009 Notes, and (vi) the exercise price of warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $1.25 per share to $0.50 per share.

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
JUNE 30, 2012

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

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.  The Company believes no allowance for doubtful accounts is necessary at June 30, 2012.  The Company does not charge interest on past due accounts.

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
JUNE 30, 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of June 30, 2012.

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
JUNE 30, 2012

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

	June 30,	June 30,
	2012	2011
Net loss	$ (478,147)	$(818,402)

Weighted-average common shares
outstanding (Basic)	26,799,408	24,065,635

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,785,300	3,216,428

Weighted-average common shares
outstanding (Diluted)	30,584,708	27,282,063

Uncertainty in Income Taxes
The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2012, no additional accrual for income taxes is necessary.

Recently Issued Accounting Standards
In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)
In June 2011, FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income", which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position

In September 2011, FASB issued ASU 2011-08, "Testing Goodwill for Impairment", which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

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

In April 2012, the Company issued 230,000 shares of common stock at its contract price for consulting services for a value of $230,000.

In May 2012, the Company issued 109,162 shares of common stock at its fair value price ($0.09 per share) in lieu of interest payment for a value of $10,000.

In June 2012, the Company issued 100,000 shares of common stock at its contract price for consulting services for a value of $100,000

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Note 3 - Stockholders’ Equity (continued)

As of June 30, 2012, the Company had 27,109,162 shares issued and outstanding.

Warrants
Following the closing of the Reverse Merger in December 2009, the Company issued five-year callable warrants (the “2009 Warrants”) to purchase an aggregate of 2,660,000 shares of common stock exercisable at $1.25 per share to investors in a private placement (the “2009 Private Placement”) and further issued placement agent warrants to purchase an aggregate of 725,300  shares of common stock exercisable at $1.05 per share. On December 29, 2011, the exercise price of the both the 2009 Warrants and placement agent warrants was reduced to $0.50 per share.

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the six months ended June 30, 2012.

As of June 30, 2012, the following warrants are outstanding:

Issued – in the 26.6 units	2,660,000	$0.50
Issued – to Placement Agent	725,300	$0.50
Balance – December 31, 2009	3,385,300	$0.50
Balance – December 31, 2010	3,385,300	$0.50
Issued – for public relations	400,000	$0.50
Balance December 31, 2011	3,785,300	$0.50
Balance June 30, 2012	3,785,300	$0.50

Note 4 - Property and Equipment

Property and equipment consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(5,378)	(4,204)
	$2,910	$4,084

The Company incurred $1,174 and $1,175, respectively, in depreciation expense for each of the six months ended June 30, 2012 and 2011.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the 2009 Private Placement.  These costs were capitalized and are charged to amortization expense over the life of the promissory notes.  Amortization expense for the six months ended June 30, 2012 and 2011 was $0 and $162,245, respectively.  As of June 30, 2012, the deferred financing fees are fully amortized.

Note 6 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology.  Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement.  Accumulated amortization as of June 30, 2012 was $148,542.  Amortization expense for each of the six months ended June 30, 2012 and 2011 was $17,825.  The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of June 30, 2012.

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note

Original Notes
Following the closing of the Reverse Merger in December 2009, the Company issued 26.6 units in the 2009 Private Placement consisting of an aggregate of $2,660,000 of 2009 Notes and 2009 Warrants exercisable into an aggregate of 2,660,000 shares of common stock exercisable at $1.25 per share, for $50,000 per unit for aggregate proceeds to the Company of $990,000.  In addition, placement agent warrants to purchase an aggregate of 725,300 shares of common stock exercisable at $1.05 per share were issued. The 2009 Notes are secured by a first-priority security interest in the assets of the Company.  Holders of the 2009 Notes and warrants issued in the 2009 Private Placement also have the right to “piggyback” registration of the shares underlying the 2009 Notes and warrants.

Prior to the amendment and restatement of the 2009 Notes, the 2009 Notes were originally due December 31, 2011 and convertible at the option of the holder, into shares of the Company’s common stock at an initial conversion rate of $1.00 per share.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

Amended Notes
On December 29, 2011, the Company entered into amendment agreements with holders of the 2009 Notes and 2009 Warrants.  Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $260,000 were converted into an aggregate of 1,040,000 shares of common stock of the Company at an adjusted conversion price of $0.25 per share, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2011 to December 31, 2012 and 2009 Notes in the aggregate principal amount of the remaining $400,000 were amended to extend the maturity date from December 31, 2011 to December 31, 2013, (iii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to adjust the conversion price of such notes from $1.00 per share to $0.25 per share, (iv) 2009 Notes in the aggregate principal amount of $400,000 were amended to provide that such notes shall, from January 1, 2012 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, (v) an aggregate of 1,300,000 shares of common stock of the Company were issued to certain holders of the 2009 Notes. As of June 30, 2012, the Company issued 109,162 shares of its common stock in lieu of interest payment of an aggregate of $10,000 relating to the 2009 Notes in the aggregate principal amount of $400,000 and accrued interest accrued interest expense of $10,000 relating to the 2009 Notes in the aggregate principal amount of $400,000 will be paid by the issuance of 108,663 shares of the Company’s common stock.

As of June 30, 2012, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding.  In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes.  The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes.  This discount was being amortized as well over the original life of the 2009 Notes.  The net value of the 2009 Notes of $2,400,000 is included in the consolidated balance sheet at June 30, 2012.  As of June 30, 2012, $2,000,000 of the 2009 Notes are classified as a current liability and $400,000 as a long-term liability. The modifications made to the debt instruments, did not constitute a material modification under ASC 470-50. The Company recorded the value of the shares as an expense in the consolidated statements of operations for the year ended December 31, 2011.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

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

As of June 30, 2012, there is no provision for income taxes, current or deferred.

June 30, 2012
Net operating losses	$721,659
Valuation allowance	(721,659)
$-

At June 30, 2012, the Company had a net operating loss carry forward in the amount of $2,122,525, available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended June 30, 2012 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0%

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Note 9 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between August 30, 2012 and January 31, 2013.  Rent expense for the Company’s facilities for the years ended June 30, 2012 and 2011 totaled $8,603 and $8,682, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2012	$7,382
2013	1,105
$8,487

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first.  As of June 30, 2012 the Company has $1,022,482 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Note 10 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At June 30, 2012, the Company did not have any uninsured deposits.

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

Concentrations in Accounts Receivable	June 30, 2012	June 30, 2011
Customer A	70%	100%
Customer B	30%	-

Concentrations in Revenue	June 30, 2012	June 30, 2011
Customer A	63%	-
Customer B	37%	68%
Customer C	-	16%

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Note 11 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

June 30, 2012
	Level 1	Level 2	Level 3	Total

Cash	194,886	-	-	194,886

Total assets	194,886	-	-	194,886

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-	2,400,000	2,400,000

Total liabilities	-	-	2,400,000	2,400,000

December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash	255,862	-	-	255,862

Total assets	255,862	-	-	255,862

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-	2,400,000	2,400,000

Total liabilities	-	-	2,400,000	2,400,000

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2012

Note 11 - Fair Value Measurements (continued)

Original Issue Discount
Senior Secured Convertible
Promissory Notes

Balance, January 1, 2011	$1,459,209

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	1,200,791

Conversion of notes to common stock	(260,000)

Balance, December 31, 2011	$2,400,000

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Balance, June 30, 2012	$2,400,000

  Note 12 – Subsequent Events

On July 23, 2012, the Company issued 100,000 shares of common stock for consulting services.

On July 23, 2012, the Company issued 108,663 shares of common stock for payment of interest in lieu of cash.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Currently we are in our development stage and have recorded $171,001 of revenue for the three months ended June 30, 2012 compared to $171,034 of revenue for the three months ended June 30, 2011, a decrease of $33 or 0.02%. We anticipate emerging from the development stage in fiscal 2013. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2012 were $115,256 as compared to $110,174 for the three months ended June 30, 2011, representing an increase of $5,082, or 4.61%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The increase in cost of revenues for this period was attributable to an increase in subcontracts.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the three months ended June 30, 2012 was $43,805 as compared to $68,104 for the three months ended June 30, 2011, a decrease of $24,299 or 35.68%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor, holiday pay, and health insurance costs.

Professional Fees

Professional fees for the three months ended June 30, 2012 were $366,896 as compared to $75,366 for the three months ended June 30, 2011, representing an increase of $291,530, or 386.81%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees as well as the value of shares issued for services rendered of $330,000. The increase in professional fees for this period was attributable primarily to the value of the shares issued for services offset by the decrease in cost of patent filings, legal and accounting services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2012 were $9,500 as compared to $93,748 for the three months ended June 30, 2011, representing a decrease of $84,248 or 89.87%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of amortization of debt expense.

General and Administrative

General and administrative expense for the three months ended June 30, 2012 was $11,210 as compared to $14,956 for the three months ended June 30, 2011, a decrease of $3,746 or 25.05%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was primarily attributable to a reduction in public relations expense, office supplies expense, and telephone expense.

Interest Expense

Interest expense for the three months ended June 30, 2012 was $9,946 as compared to $287,771 for the three months ended June 30, 2011, representing a decrease of $277,825, or 96.54%. Interest expense was comprised of the amortization of the debt discount. The decrease in interest expense during this period was attributable to a reduction in the amortization of the interest expense on the original issue discount on the 2009 note.

Net Loss

Our net loss for the three months ended June 30, 2012 was $385,612, as compared to $479,085 for the three months ended June 30, 2011, representing a decrease of $93,473, or 19.51%.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Currently we are in our development stage and have recorded $287,731 of revenue for the six months ended June 30, 2012 compared to $372,588 of revenue for the six months ended June 30, 2011, a decrease of $84,857 or 22.78%. We anticipate emerging from the development stage in fiscal 2013. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2012 were $187,021 as compared to $189,187 for the six months ended June 30, 2011, representing a decrease of $2,166, or 1.14%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The decrease in cost of revenues for this period was attributable to reduction in direct labor.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the six months ended June 30, 2012 was $89,066 as compared to $105,754 for the six months ended June 30, 2011, a decrease of $16,688 or 15.78%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor, holiday pay, paid time off cost, and health insurance costs.

Professional Fees

Professional fees for the six months ended June 30, 2012 were $424,908 as compared to $133,302 for the six months ended June 30, 2011, representing an increase of $291,606, or 218.76%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees as well as the value of shares issued for services rendered of $330,000. The increase in professional fees for this period was attributable primarily to the value of the shares issued for services rendered offset by the decrease in cost of business services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2012 were $18,999 as compared to $181,243 for the six months ended June 30, 2011, representing a decrease of $162,244 or 89.52%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of amortization of debt expense.

General and Administrative

General and administrative expense for the six months ended June 30, 2012 was $26,029 as compared to $27,322 for the six months ended June 30, 2011, a decrease of $1,293 or 4.73%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to a reduction in computer, office supplies and telephone expenses.

Interest Expense

Interest expense for the six months ended June 30, 2012 was $19,855 as compared to $554,182 for the six months ended June 30, 2011, representing a decrease of $534,327, or 96.42%. Interest expense was comprised of the amortization of the debt discount. The decrease in interest expense during this period was attributable to a reduction in the amortization of the interest expense on the original issue discount on the 2009 note.

Net Loss

Our net loss for the six months ended June 30, 2012 was $478,147, as compared to $818,402 for the six months ended June 30, 2011, representing a decrease of $340,255, or 41.58%.

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

At June 30, 2012 and December 31, 2011 we had cash of $194,886 and $255,862 respectively and working capital deficit of $1,931,276 and $1,812,128, respectively. The decrease in working capital was due to increase in the current portion of the original issue discount note. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $60,976 for the six months ended June 30, 2012, as compared to $84,993 for the six months ended June 30, 2011. The reduction in net cash used in operating activities was attributable to increase in accounts payable and decrease in accounts receivable.

Net cash used in investing activities was $0 for the six months ended June 30, 2012, as compared to $0 for the six months ended June 30, 2011. There was no cash used in investing activities because we did not add to plant and equipment.

Net cash flows provided by financing activities was $0 for the six months ended June 30, 2012, as compared to $0 for the six months ended June 30, 2011. There were no capital raising transactions during the reporting period.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 12, 2012, the Company issued 100,000 shares of common stock for consulting services.

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
101
The following materials from Magnolia Solar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: August 9, 2012	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2012	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)