Form 10-Q
period 2012-09-30
Magnolia Solar Corp
filed 2012-11-14
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, the issuer had 27,467,825 outstanding shares of Common Stock.

PART I
FINANCIAL INFORMATION

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

ASSETS
	September 30,	December 31,
	2012	2011
CURRENT ASSETS	(unaudited)
Cash	$168,536	$255,862
Accounts receivable	307,279	247,110
Prepaid expense	1,417	1,417
Total current assets	477,232	504,389

Fixed assets, net	2,324	4,084

OTHER ASSETS
License with Related Party, net of accumulated amortization	199,046	225,783
Total other assets	199,046	225,783

TOTAL ASSETS	$678,602	$734,256

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$424,143	$316,517
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,000,000	2,000,000
Total current liabilities	2,424,143	2,316,517

Original Issue Discount Senior Secured Convertible Promissory Note, net of discount,
net of current portion	400,000	400,000

TOTAL LIABILITIES	2,824,143	2,716,517

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
27,467,825 and 26,670,000 shares issued and outstanding	27,468	26,670
Additional paid in capital	1,628,282	1,029,080
Additional paid in capital - warrants	962,297	962,297
Deficit accumulated during the development stage	(4,763,588)	(4,000,308)
Total stockholders' deficit	(2,145,541)	(1,982,261)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$678,602	$734,256

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2012

			JANUARY 8, 2008
			(INCEPTION)
	NINE MONTHS ENDED	NINE MONTHS ENDED	THROUGH
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012

REVENUE	$492,761	$520,000	$1,908,435

COST OF REVENUES	319,526	281,203	1,190,851

GROSS PROFIT	173,235	238,797	717,584

OPERATING EXPENSES
Indirect and administrative labor	135,880	165,861	524,286
Professional fees	705,206	245,578	1,364,881
Depreciation and amortization expense	28,497	281,746	773,194
General and administrative	37,129	40,723	704,855
Total operating expenses	906,712	733,908	3,367,216

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	29,803	865,025	2,113,956
Total non-operating expenses	29,803	865,025	2,113,956

NET LOSS	$(763,280)	$(1,360,136)	$(4,763,588)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	26,987,575	24,121,026

NET LOSS PER SHARE	$(0.03)	$(0.06)

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2012

			JANUARY 8, 2008
			(INCEPTION)
	THREE MONTHS ENDED	THREE MONTHS ENDED	THROUGH
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012

REVENUE	$205,030	$147,412	$1,908,435

COST OF REVENUES	132,505	92,016	1,190,851

GROSS PROFIT	72,525	55,396	717,584

OPERATING EXPENSES
Indirect and administrative labor	46,813	60,107	524,286
Professional fees	280,298	112,276	1,364,881
Depreciation and amortization expense	9,498	100,503	773,194
General and administrative	11,100	13,401	704,855
Total operating expenses	347,709	286,287	3,367,216

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	9,948	310,843	2,113,956
Total non-operating expenses	9,948	310,843	2,113,956

NET LOSS	$(285,132)	$(541,734)	$(4,763,588)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,660,475	24,230,000

NET LOSS PER SHARE	$(0.01)	$(0.02)

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2012
(INCLUDING MOBILIS RELOCATION SERVICES - PRE-MERGER)

						Deficit
					Additional	Accumulated
				Additional	Paid-In	During the
	Common Stock			Paid-In	Capital -	Development
	Shares	Amount		Capital	Warrants	Stage	Total

Balance - November 19, 2007	-	$-	$-		$-	$-	$-

Common shares issued to founders for cash	1,973,685	1,974	13,026		-	-	15,000

Common shares issued for cash - others	2,500,001	2,500	35,500		-	-	38,000

Net loss for the period ended March 31, 2008	-	-	-		-	(4,477)	(4,477)

Balance - March 31, 2008	4,473,686	4,474	48,526		-	(4,477)	48,523

Net loss for the year ended March 31, 2009	-	-	-		-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,686	4,474	48,526		-	(35,592)	17,408

Net loss for the period April 1, 2009 through
December 30, 2009	-	-		-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	19,356,314	19,356		289,144	-	(126,151)	182,349

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-		412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-		454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-		-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,830	337,670	867,806	(216,902)	1,012,404

Common shares issued for services rendered	100,000	100	82,400	-	-	82,500

Net loss for the year ended December 31, 2010	-	-	-	-	(1,543,775)	(1,543,775)

Balance - December 31, 2010	23,930,000	23,930	420,070	867,806	(1,760,677)	(448,871)

Common shares issued for services rendered	400,000	400	78,350	-	-	78,750

To reflect the issuance of shares issued in
Conversion of OID Notes	1,040,000	1,040	258,960	-	-	260,000

To reflect the issuance of penalty shares related to
Amendment of OID Notes	1,300,000	1,300	271,700	-	-	273,000

Value of warrants issued for services	-	-	-	94,491	-	94,491

Net loss for the year ended December 31, 2011	-	-	-	-	(2,239,631)	(2,239,631)

Balance - December 31, 2011	26,670,000	26,670	1,029,080	962,297	(4,000,308)	(1,982,261)

Common shares issued for services rendered	580,000	580	579,420	-	-	580,000

Common shares issued for payment of interest	217,825	218	19,782	-	-	20,000

Net loss for the nine months ended September 30, 2012	-	-	-	-	(763,280)	(763,280)

Balance - September 30, 2012	27,467,825	$27,468	$1,628,282	$962,297	$(4,763,588)	$(2,145,541)

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2012

			JANUARY 8, 2008
			(INCEPTION)
	NINE MONTHS ENDED	NINE MONTHS ENDED	THROUGH
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(763,280)	$(1,360,136)	$(4,763,588)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	28,497	281,746	773,194
Common stock issued for services rendered	580,000	63,750	741,250
Common stock issued for penalty shares in the amendment of the OID Notes	-	-	273,000
Common stock issued for payment of interest	20,000	-	20,000
Warrants issued for services rendered	-	59,534	94,491
Amortization of original issue discount and debt discount	-	865,025	2,082,830

Change in assets and liabilities
(Increase) in accounts receivable	(60,169)	(104,298)	(307,278)
(Increase) in prepaid expenses	-	-	(1,417)
Increase (decrease) in accounts payable and accrued expenses	107,626	57,655	424,142
Total adjustments	675,954	1,223,412	4,100,212
Net cash used in operating activities	(87,326)	(136,724)	(663,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	-	(8,288)
Deferred financing fees paid in connection with funding	-	-	(154,800)
Net cash used in investing activities	-	-	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Repayment of loan payable - related party	-	-	(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	-	990,000
Net cash provided by financing activities	-	-	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,326)	(136,724)	168,536

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	255,862	430,585	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$168,536	$293,861	$168,536

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$1,371

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$580,000	$63,750	$741,250
Stock issued for penalty shares for the amendment of the OID Notes	$-	$-	$273,000
Stock issued for payment of interest	$20,000	$-	$20,000
Stock issued in conversion of OID Notes	$-	$-	$260,000
Warrants issued for services rendered	$-	$59,534	$94,491
Amortization of original issue discount and debt discount	$-	$865,025	$2,082,830

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

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

During 2011 and 2012, the Company filed a series of U.S. utility patent applications relating to the technologies under development.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

Note 1 – Organization and Nature of Business (continued)

Reverse Merger
On November 19, 2007, the Registrant, formerly known as Mobilis Relocation Services, Inc. (“Mobilis”), was organized under the laws of the State of Nevada.  Mobilis formed Magnolia Solar Acquisition Corp (“Acquisition Sub”), a wholly-owned subsidiary incorporated in the State of Delaware.  Mobilis filed a Certificate of Change to its Articles of Incorporation in order to affect a forward split of the number of authorized shares of common stock which they were authorized to issue, and of the then issued and outstanding shares in a ratio of 1.3157895:1. The forward split occurred in February 2010.  All share and per share amounts have been reflected herein post-split.

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated net losses totaling $763,280 and $1,360,136 for the nine months ended September 30, 2012 and 2011, respectively, and $4,763,588 since January 8, 2008 (Inception). While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at September 30, 2012 and December 31, 2011, it had cash of $168,536 and $255,862, respectively, and will need to raise additional funds to carry out its business plan.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations.  The Company has had limited operating history to date.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

Note 1 – Organization and Nature of Business (continued)

Going Concern (continued)
On December 29, 2011, the 2009 Notes in the aggregate principal amount of $2,660,000 were amended.  Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $260,000 converted into an aggregate of 1,040,000 shares of common stock of the Company at an adjusted conversion price of $0.25 per share, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2011 to December 31, 2012 and 2009 Notes in the aggregate principal amount of the remaining $400,000 were amended to extend the maturity date from December 31, 2011 to December 31, 2013, (iii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to adjust the conversion price of such notes from $1.00 per share to $0.25 per share, (iv) 2009 Notes in the aggregate principal amount of $400,000 were amended to provide that such notes shall, from January 1, 2012 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, (v) an aggregate of 1,300,000 shares of common stock of the Company were issued to certain holders of the 2009 Notes, and (vi) the exercise price of the 2009 Warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $1.25 per share to $0.50 per share.

On December 31, 2012, 2009 Notes in the aggregate principal amount of $2,000,000 mature while a further $400,000 matures on December 31, 2013. Such indebtedness is secured by substantially all of our assets.  The Company intends to negotiate with the holders of the 2009 Notes that mature on December 31, 2012 an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that the Company will be successful in reaching satisfactory agreements with holders of the notes or that the Company will reach agreement at all. Furthermore, the Company's ultimate success depends upon its ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. If the Company were to default on its indebtedness, then holders of the notes may foreclose on the debt and seize the Company's assets which may force the Company to suspend or cease operations altogether.  These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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
SEPTEMBER 30, 2012

Note 2 - Summary of Significant Accounting Policies

Development Stage Company
The Company is considered to be in the development stage as defined in ASC 915, Accounting and Reporting by Development Stage Enterprises. The Company has devoted substantially all of its efforts to the development of their thin film solar cell technology in the development contracts with governmental agencies they have entered into, corporate formation and the raising of capital.  The Company has generated revenues from agreements entered into in 2011 and 2012 that are for the development of their products and not the sales of their products.  These contracts are one-time contracts that support the Company's development.  The Company anticipates emerging from the development stage in 2013 upon completion of the development of their products.

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

Accounts Receivable

For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.  The Company believes no allowance for doubtful accounts is necessary at September 30, 2012.  The Company does not charge interest on past due accounts.

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
SEPTEMBER 30, 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of September 30, 2012.

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
SEPTEMBER 30, 2012

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

	September 30,	September 30,
	2012	2011

Net loss	$ (763,280)	$(1,360,136)

Weighted-average common shares
outstanding (Basic)	26,987,575	24,121,026

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,785,300	3,616,428

Weighted-average common shares
outstanding (Diluted)	30,772,875	27,737,454

Uncertainty in Income Taxes

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2012, no additional accrual for income taxes is necessary.

Recently Issued Accounting Standards

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

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
SEPTEMBER 30, 2012

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

In June 2012, the Company issued 100,000 shares of common stock at its contract price for consulting services for a value of $100,000.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

Note 3 - Stockholders’ Equity (continued)

In July 2012, the Company issued 100,000 shares of common stock at its contract price for consulting services for a value of $100,000.

In July 2012, the Company issued 108,663 shares of common stock at its fair value price ($0.09 per share) in lieu of interest payment for a value of $10,000.

In August 2012, the Company issued 150,000 shares of common stock at its contract price for consulting services for a value of $150,000.

As of September 30, 2012, the Company had 27,467,825 shares outstanding.

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

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the nine months ended September 30, 2012.

As of September 30, 2012, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$0.50
Issued – to Placement Agent	725,300	$0.50
Balance – December 31, 2009	3,385,300	$0.50
Balance – December 31, 2010	3,385,300	$0.50

Issued – for public relations	400,000	$0.50

Balance – December 31, 2011	3,785,300	$0.50

Balance – September 30, 2012	3,785,300	$0.50

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

Note 4 - Property and Equipment

Property and equipment consisted of the following at September 30, 2012 (unaudited) and December 31, 2011:

	September 30,	December 31,
	2012	2011
Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(5,964)	(4,204)
	$2,324	$4,084

The Company incurred $1,760, respectively, in depreciation expense for each of the nine months ended September 30, 2012 and 2011.

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the 2009 Private Placement.  These costs were capitalized and are charged to amortization expense over the life of the promissory notes.  Amortization expense for the nine months ended September 30, 2012 and 2011 was $0 and $253,248, respectively.  As of September 30, 2012, the deferred financing fees are fully amortized.

Note 6 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology.  Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement.  Accumulated amortization as of September 30, 2012 was $157,454.  Amortization expense for each of the nine months ended September 30, 2012 and 2011 was $26,737 and $26,738, respectively.  The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of September 30, 2012.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

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

Amended Notes
On December 29, 2011, the Company entered into amendment agreements with holders of the 2009 Notes and 2009 Warrants.  Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $260,000 were converted into an aggregate of 1,040,000 shares of common stock of the Company at an adjusted conversion price of $0.25 per share, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2011 to December 31, 2012 and 2009 Notes in the aggregate principal amount of the remaining $400,000 were amended to extend the maturity date from December 31, 2011 to December 31, 2013, (iii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to adjust the conversion price of such notes from $1.00 per share to $0.25 per share, (iv) 2009 Notes in the aggregate principal amount of $400,000 were amended to provide that such notes shall, from January 1, 2012 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, (v) an aggregate of 1,300,000 shares of common stock of the Company were issued to certain holders of the 2009 Notes.  As of September 30, 2012, the Company issued 217,825 shares of its common stock in lieu of interest payments in the aggregate of $20,000 relating to the 2009 Notes in the aggregate principal of $400,000 and accrued interest expense of $10,000 relating to the 2009 Notes in the aggregate principal amount of $400,000 will be paid by the issuance of approximately 124,238 shares of common stock.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

As of September 30, 2012, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding.  In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes.  The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes.  This discount was being amortized as well over the original life of the 2009 Notes.  The net value of the 2009 Notes of $2,400,000 is included in the consolidated balance sheet at September 30, 2012.  As of September 30, 2012, $2,000,000 of the 2009 Notes are classified as a current liability and $400,000 as a long-term liability. The modifications made to the debt instruments, did not constitute a material modification under ASC 470-50. The Company recorded the value of the shares as an expense in the consolidated statements of operations for the year ended December 31, 2011.

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

As of September 30, 2012, there is no provision for income taxes, current or deferred.

September 30, 2012
Net operating losses	$818,604
Valuation allowance	(818,604)
$-

At September 30, 2012, the Company had a net operating loss carry forward in the amount of $2,407,658, available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

Note 8 – Provision for Income Taxes (continued)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2012 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0%

Note 9 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between January 31, 2013 and December 31, 2015. Rent expense for the Company’s facilities for the nine months ended September 30, 2012 and 2011 totaled $13,016 and $13,022, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2012 (remaining three months)	$4,306
2013	5,065
2014	3,960
2015	3,960
$17,291

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first.  As of September 30, 2012 the Company has $1,808,434 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

Note 10 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At September 30, 2012, the Company did not have any uninsured deposits.

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

Concentrations in Accounts Receivable	September 30, 2012	September 30, 2011
Customer A	63%	80%
Customer B	32%	-
Customer C	-	18%

Concentrations in Revenue	September 30, 2012	September 30, 2011
Customer A	57%	-
Customer B	40%	68%
Customer C	-	19%

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

Note 11 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

September 30, 2012
	Level 1	Level 2	Level 3	Total

Cash	168,536	-	-	168,536

Total assets	168,536	-	-	168,536

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-	2,400,000	2,400,000

Total liabilities	-	-	2,400,000	2,400,000

December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash	255,862	-	-	255,862

Total assets	255,862	-	-	255,862

Original Issue Discount
Senior Secured Convertible
Promissory Notes	-	-	2,400,000	2,400,000

Total liabilities	-	-	2,400,000	2,400,000

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2012

Note 11 - Fair Value Measurements (continued)

Original Issue Discount
Senior Secured Convertible
Promissory Notes

Balance, January 1, 2011	$1,459,209

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	1,200,791

Conversion of notes to common stock	(260,000)

Balance, December 31, 2011	$2,400,000

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Balance, September 30, 2012	$2,400,000

Note 12 – Subsequent Events

On November 6, 2012, the Company issued 124,238 shares of common stock for payment of interest in lieu of cash.

On November 6, 2012, the Company issued 75,000 shares of common stock for consulting services.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

 Currently we are in our development stage and have recorded $205,030 of revenue for the three months ended September 30, 2012 compared to $147,412 of revenue for the three months ended September 30, 2011, an increase of $57,618 or 39.09%. We anticipate emerging from the development stage in fiscal 2013. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

 Cost of revenues for the three months ended September 30, 2012 were $132,505 as compared to $92,016 for the three months ended September 30, 2011, representing an increase of $40,489, or 44%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for solar cell development. The increase in cost of revenues for this period was attributable to an increase in subcontracts for solar cell development.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the three months ended September 30, 2012 was $46,813 as compared to $60,107 for the three months ended September 30, 2011, a decrease of $13,294 or 22.12%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor, holiday pay, and health insurance costs.

Professional Fees

Professional fees for the three months ended September 30, 2012 were $280,298 as compared to $112,276 for the three months ended September 30, 2011, representing an increase of $168,022, or 149.65%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees as well as the value of shares issued for services rendered of $250,000. The increase in professional fees for this period was attributable primarily to the value of the shares issued for services offset by the decrease in cost of patent filings, legal and accounting services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2012 were $9,498 as compared to $100,503 for the three months ended September 30, 2011, representing a decrease of $91,005 or 90.55%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of amortization of debt expense.

General and Administrative

General and administrative expense for the three months ended September 30, 2012 was $11,100 as compared to $13,401 for the three months ended September 30, 2011, a decrease of $2,301 or 17.17%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was primarily attributable to a reduction in computer repairs.

Interest Expense

Interest expense for the three months ended September 30, 2012 was $9,948 as compared to $310,843 for the three months ended September 30, 2011, representing a decrease of $300,895, or 96.80%. Interest expense was comprised of the amortization of the debt discount. The decrease in interest expense during this period was attributable to a reduction in the amortization of the interest expense on the original issue discount senior secured notes.

Net Loss

Our net loss for the three months ended September 30, 2012 was $285,132, as compared to $541,734 for the three months ended September 30, 2011, representing a decrease of $256,602, or 47.37%.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues

Currently we are in our development stage and have recorded $492,761 of revenue for the nine months ended September 30, 2012 compared to $520,000 of revenue for the nine months ended September 30, 2011, a decrease of $27,239 or 5.24%. We anticipate emerging from the development stage in fiscal 2013. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2012 were $319,526 as compared to $281,203 for the nine months ended September 30, 2011, representing an increase of $38,323, or 13.63%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for solar cell development. The increase in cost of revenues for this period was attributable to increase in subcontract costs for the solar cell development.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the nine months ended September 30, 2012 was $135,880 as compared to $165,861 for the nine months ended September 30, 2011, a decrease of $29,981 or 18.08%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor, holiday pay, paid time off cost, and health insurance costs.

Professional Fees

Professional fees for the nine months ended September 30, 2012 were $705,206 as compared to $245,578 for the nine months ended September 30, 2011, representing an increase of $459,628, or 187.16%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees as well as the value of shares issued for services rendered of $580,000. The increase in professional fees for this period was attributable primarily to the value of the shares issued for services rendered offset by the decrease in cost of business services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2012 were $28,497 as compared to $281,746 for the nine months ended September 30, 2011, representing a decrease of $253,249 or 89.89%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of amortization of debt expense.

General and Administrative

General and administrative expense for the nine months ended September 30, 2012 was $37,129 as compared to $40,723 for the nine months ended September 30, 2011, a decrease of $3,594 or 8.83%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to a reduction in computer, office supplies and state taxes.

Interest Expense

Interest expense for the nine months ended September 30, 2012 was $29,803 as compared to $865,025 for the nine months ended September 30, 2011, representing a decrease of $835,222, or 96.55%. Interest expense was comprised of the amortization of the debt discount. The decrease in interest expense during this period was attributable to a reduction in the amortization of the interest expense on the original issue discount senior secured notes.

Net Loss

Our net loss for the nine months ended September 30, 2012 was $763,280, as compared to $1,360,136 for the nine months ended September 30, 2011, representing a decrease of $596,856, or 43.88%.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

To date we have financed our operations through government grants, the sale of our common stock and the issuance of debt.

At September 30, 2012 and December 31, 2011 we had cash of $168,536 and $255,862 respectively and working capital deficit of $1,946,911 and $1,812,128, respectively. The decrease in working capital was due to increase in the accounts payable. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2011 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $87,326 for the nine months ended September 30, 2012, as compared to $136,724 for the nine months ended September 30, 2011. The reduction in net cash used in operating activities was attributable to increase in accounts payable and decrease in accounts receivable.

Net cash used in investing activities was $0 for the nine months ended September 30, 2012, as compared to $0 for the nine months ended September 30, 2011. There was no cash used in investing activities because we did not add to plant and equipment.

Net cash flows provided by financing activities was $0 for the nine months ended September 30, 2012, as compared to $0 for the nine months ended September 30, 2011. There were no capital raising transactions during the reporting period.

Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. In addition, we have original issue senior secured notes in the aggregate principal of $2,000,000 that mature on December 31, 2012 and a further $400,000 that matures on December 31, 2013. We intend to negotiate with the holders of the notes that mature on December 31, 2012 an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that we will be successful in reaching satisfactory agreements with holders of these notes or that we will reach agreement at all. If we were to default on our indebtedness, then holders of these notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

Although we believe our cash on hand is sufficient to continue our operations for at least the next six months, we will need to raise additional funds in the future so that we can expand our operations and repay our indebtedness due under the original issue senior secured notes. Therefore our continuation as a going concern is dependent on our ability to obtain necessary equity funding to continue operations.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, government grants or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our development plans and possibly cease our operations altogether.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We have incurred substantial indebtedness that matures on December 31, 2012 and if we were to default, we could be forced to suspend or cease operations altogether.

We have very limited funds and we have $2,000,000 of original issue discount senior secured convertible notes that mature on December 31, 2012. Such indebtedness is secured by substantially all of our assets.  We intend to negotiate with the holders of the notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that we will be successful in reaching satisfactory agreements with holders of the notes or that we will reach agreement at all. Furthermore, our ultimate success depends upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we were to default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 9, 2012, we issued 100,000 shares of common stock for consulting services.

On July 10, 2012, we issued 108,663 shares of common stock for payment of interest in lieu of cash.

On August 15, 2012, we issued 75,000 shares of common stock for consulting services.

On August 29, 2012, we issued 75,000 shares of common stock for consulting services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On November 12, 2012, we entered into an agreement with an investor relations firm providing for the issuance of up to 2,000,000 shares of our common stock over a nine month period, 500,000 of which became issuable upon entry into the agreement and 500,000 of which shall become issuable on each of the third, sixth and nine month anniversary of the agreement, subject in each case to the conditions set forth in the agreement.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101
The following materials from Magnolia Solar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: November 14, 2012	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri
Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)