Form 10-K
period 2012-12-31
Magnolia Solar Corp
filed 2013-03-28
CIK 1437491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,285,039.

As of March 12, 2013, there were 28,378,141 shares of common stock, par value $0.001 per share, outstanding.

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

Our research and development effort is located at the Albany Nanotech Center of the College of Nanoscale Science and Engineering (CNSE) in Albany. We are also part of the Photovoltaic Manufacturing Initiative (PVMC) funded by the U.S. Department of Energy under the Sun Shot program. In addition, State of New York and the New York State Energy Research and Development Agency (NYSERDA) has invested approximately $100 million to build a new facility for the Photovoltaic Manufacturing Initiative (PVMI) next generation Copper Indium Selenide (CIGS) based manufacturing process development. Due to our membership in PVMC, we also have access for our research and development activity to the CNSE’s Solar Energy Development Center in Halfmoon, New York. This is a 100 kilowatt prototyping facility which we believe is ideal for our development effort. We believe that our use of this facility for development presently eliminates the capital needed to develop a dedicated facility to refine, evaluate, and finalize our technology program.

We are a development stage company and to date have not generated material revenues or earnings as a result of our activities.

Corporate History

We were incorporated as a Nevada corporation on November 19, 2007 with a mission of becoming a leading resource for an individual or family’s relocation/moving needs. On December 31, 2009, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Magnolia Solar, Inc., a privately-held Delaware corporation (“Magnolia Solar”), and Magnolia Solar Acquisition Corp., our newly-formed, wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon the closing of the transaction contemplated by the Merger Agreement, Acquisition Sub merged with and into Magnolia Solar, and Magnolia Solar, as the surviving corporation, became our wholly-owned subsidiary (the “Reverse Merger”). Immediately following the Reverse Merger we transferred all of our pre-Reverse Merger assets and liabilities to our wholly-owned subsidiary Mobilis Relocation Services Holdings, Inc. (“SplitCo”). Thereafter, we transferred all of the outstanding capital stock of SplitCo to certain of our stockholders in exchange for the cancellation of 1,500,000 shares of our common stock (the “Split-Off”) and we filed a Certificate of Change to our Articles of Incorporation in order to affect a forward split of the number of authorized shares of common stock which we are authorized to issue, and of our issued and outstanding shares in a ratio of 1.3157895:1 (the “Forward Split”). In connection with the merger, our name was changed from "Mobilis Relocation Services Inc." to "Magnolia Solar Corporation" (the “Name Change”). Following the Reverse Merger, Split-Off, Forward Split and Name Change, we discontinued our former business and succeeded to the business of Magnolia Solar as our sole line of business.

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

We have filed several patents to protect our intellectual property and are adding key technical personnel to validate and commercialize these solar cell technologies. Our goal is to increase our solar cells’ efficiency from the present thin film solar cell efficiency of about 11%-13% to those rivaling efficiencies of crystalline photovoltaic cells in a commercial environment at a cost potentially reaching $0.50 per watt.

Our technology development is in part supported by various government grants and we have received the following awards to advance the development of our technology:

•
We received our first purchase order for $1 million award from the New York State Energy Research and Development Authority (“NYSERDA”) for the development of advanced thin-film solar cells using our technology, in partnership with the College of Nanoscale Science and Engineering (“CNSE”) at the University of Albany. This work successfully transitioned from the first phase to the next phase and the work on this contract is ongoing at present;

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

•
We received a second Phase I award from the U.S. Air Force to develop ultra-high efficiency, single junction quantum dot solar cells that can potentially match the efficiency of multiple junction solar cells at significantly lower costs. The contract amount was $99,999. Following the work on this contract demonstrating our approach to ultra-high efficiency, thin-film solar cells, the U.S. Air Force awarded Magnolia Solar a second Phase II STTR contract to demonstrate the technology. The amount of the Phase II award is $750,000 and work on this contract is currently under way;

•
We received an innovative product development contract from NYSERDA. The baseline program award is $250,000. The goal of this contract is to improve the performance of thin film solar cells by incorporating advanced light trapping techniques and nanostructured optical coatings. Work on this contract has been completed.

In addition to these developmental activities, we also benefit from the critical technologies being developed by Magnolia Optical Technologies, Inc. (“Magnolia Optical”), a company controlled by our two executive officers and directors, Ashok Sood and Yash Puri. Magnolia Optical has been at the forefront of pioneering the development of thin film, optical, and advanced solar cell technologies for high efficiency solar cells using nano-materials and technologies to use Ultraviolet, Visible and Infrared part of the electromagnetic spectrum for imaging sensors and solar cell applications for Defense and Terrestrial Application. Magnolia Optical Technologies, Inc., a Delaware Corporation, has been in business since May 2000 and is a government-approved contractor for advanced technology developments. Magnolia Optical has, to date, received over $11 million funding support from Defense Advanced Research Projects Agency (DARPA) and other Department of Defense (DOD) agencies, NASA and NSF to fund the development of the advanced nanostructure-based technologies for optical and solar cell applications.

We currently license our core technology under development from Magnolia Optical. Under the license, we have been granted an exclusive, fully paid, royalty free, worldwide license to use the intellectual property of Magnolia Optical relating to the design and fabrication of thin-film solar photovoltaic solar cells for the manufacture and sale of thin-film photovoltaic solar cell products and services. In consideration for the license grant, Magnolia Optical shareholders received, after giving effect to the Reverse Merger and Forward Split, 7,130,000 shares of our common stock. The license has an initial term of ten years ending April 30, 2018 and shall automatically continue in effect thereafter unless terminated by either party. The license may be terminated for cause by either party.

Magnolia Technology

We have developed thin-film photovoltaic technology that includes the use of nanotechnology-based components to substantially enhance solar cell efficiency. This technology utilizes higher absorption of the solar spectrum to produce high-efficiency solar cells. Our goal is to increase solar cell efficiency while using lower cost processes to minimize future production costs, with a goal of reaching less than one dollar per watt. We plan to use low-cost substrates for solar cell fabrication that are substantially cheaper than conventional silicon substrates. We plan to use either glass or polymer-based flexible substrates that are low cost and are available in large sizes, thereby bringing down the cost of thin film solar cells compared to those with silicon substrates.

During 2012, we filed a series of U.S. utility and provisional patent applications. The utility patent applications claim the benefits of previously filed provisional applications. The utility and provisional patent applications filed over the past year detail a number of photovoltaic solar cell device designs and methods of manufacturing. The technologies related to these patent filings address the fundamental performance limitations in existing thin-film solar cells. The engineering employed in our patent-pending technology is designed to increase the photovoltaic operating voltage while capturing a larger part of the solar spectrum, and the unique nanostructure-based optical coatings minimize reflection losses which enhances the light trapping within the photovoltaic devices. These technologies result in higher solar electric conversion efficiency by increasing both the voltage and current output of thin-film solar cells.

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

A typical rooftop residential system may have one or two dozen modules. PV converts sunlight into electricity, with no moving parts, consuming no fuel, and creating no pollution. It is a distributed energy resource that can improve grid reliability, lower distribution and transmission costs, and be sited at the point of use with minimal or no environmental impact. In 2012, the worldwide solar PV module production was slightly below 30 GW. About 85% of these are made from silicon.

Solar Cell Technology Overview

The solar market consists of two major technology segments—crystalline silicon solar cells and thin film solar cells. This section provides a brief overview of the crystalline silicon solar cells and thin film solar cells on the market today.

Crystalline Silicon Solar Cells

The solar photovoltaic market is dominated by the crystalline silicon (c-Si) technology that was developed in the '60s for the space race and then converted for commercial use during the energy crunch of the '70s. Today, about 85 percent of solar cells and solar panels are made with silicon wafers. There are several different types of silicon that are being used in solar cell and panel production including:

•	Single crystal silicon

•	Poly-crystalline cells

•	Ribbon silicon cells

One of the serious limitations faced by manufacturers of crystalline silicon based solar cells is the shortage of raw silicon material. These companies are competing against microprocessor and electronic circuit device manufacturer for silicon wafers. Even though there are efforts underway to expand the silicon output, it does appear that it will be many years before enough capacity is in place for supply to match demand in the marketplace. At the commercial level, the silicon solar cell’s quality depends on the efficiency which ranges from 15 to 17 percent with higher performance obtained by using higher quality crystalline silicon.

Thin Film Solar Cells

Thin film solar cells are gaining popularity owing to their ability to minimize the usage of semiconductor materials and thus potentially lower the cost of photovoltaic modules.  There are several different thin film technologies that are under development for both the military satellite market and the terrestrial market. The varieties of thin film solar technologies undergoing commercialization include:

•	CIGS cells

•	CdTe /CdS cells

•	Amorphous-silicon thin film solar cells

•	Multi-junction GaAs cells for space power applications

There are second-generation, thin-film technologies that are under development that can provide higher solar cell efficiency. Thin-film solar cell technologies have steadily gained market share from the incumbent crystalline silicon producers owing to low manufacturing cost.

Magnolia Solar Cell Approach

Energetic radiation from the sun, reaching the Earth’s surface, includes ultra-violet, infrared and visible light. Our thin film solar cell design is being designed to enhance absorption in the UV spectrum and will be able to provide electricity more efficiently in hazy weather and very hot days using IR energy. We are developing high-efficiency, thin-film solar cells employing nanostructured-based materials that can be used for producing high performance solar panels. Our proprietary technology incorporates nano-materials and technologies that were developed under sponsorship by NYSERDA, DARPA, NASA, and the US Department of Defense. We utilize a nanostructure-based approach in the development of high-efficiency thin film solar cells. Our technology is designed to permit absorption across a broad spectrum of light.

Light trapping can dramatically improve solar cell performance by increasing the optical path length of photons within the thin film absorber layers. To further enhance the performance of the thin film solar cell, the bottom contact should also reflect unabsorbed light back into the CIGS thin film solar cell. This is intended to diffuse the light as well, maximize the optical path length in the absorber layers.

We are developing next generation nanostructure based CIGS thin film solar cells. Our cell design takes advantage of quantum structures such as quantum dots to enhance the solar cell efficiency beyond what is achievable today in CIGS thin film solar cells.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents and trade secrets, as well as associate and third party confidentiality agreements, to safeguard our intellectual property. Since January 2010 we have filed patent applications to protect inventions arising from our research and development, and are currently pursuing patent applications in the U.S. Our patent applications and any future patent applications might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated, or declared unenforceable.

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

Competition

We are currently in the development stage and do not sell a finished product. Since our end product will provide an energy source to convert the renewable solar energy to electricity, we will face competition from all forms of renewable energy technologies, including wind, hydropower, geothermal, biomass, and tidal technologies, as well as from other approaches to convert sun light to electricity. There is intense competition in the renewable energy market, specifically in the solar photovoltaic sector. There are already many established companies that sell solar cells and modules. At the end of 2012, we estimate that there were several hundred manufacturers of solar cells and modules with aggregate installed capacity exceeding global demand. One of the principal drivers of competition is price per watt, which is a function of the underlying technology and production capacity. In addition, some sovereign nations actively support competitors located in those countries. This allows competitors from those countries to sometimes price finished products below their costs. While some countries are taking steps to offset these subsidies by imposing tariffs on imports (for example, the U.S. Department of Commerce announced import tariffs on import of crystalline silicon panels made by some Chinese manufacturers), the global competition remains very intense. Success in this highly competitive environment will depend on attaining high efficiencies at low costs, without the use of sustained government subsidies.

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

Solar Energy Industry

We believe that economic and national security issues, technological advances, environmental regulations seeking to limit emissions by fossil fuel, air pollution regulations restricting the release of greenhouse gasses, aging electricity transmission infrastructure and depletion and limited supply of fossil fuels, has made reliance on traditional sources of fuel for generating electricity less attractive. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the U.S., California now requires that 33% of the retail demand for electricity provided by utilities must be procured from renewable energy sources by 2020. .

Government Subsidies and Incentives

Various subsidies and tax incentive programs exist at the federal and state level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost of size of a customer's solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer's taxes at the time the taxes are due. Under net metering programs, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer "lends" electricity to the grid, retrieving an equal amount of power at a later time. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills. In addition, several states have adopted renewable portfolio standards, which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity. Since we are still in the development stage, and our products are not yet ready to benefit from any of these programs.

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

Employees

As of March 12, 2013, we had 4 part-time employees. Three of these employees work in technology development and one employee primarily performs administrative functions.

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

Our operating subsidiary, Magnolia Solar, was organized on January 8, 2008, and has had only limited operations since our inception upon which to evaluate our business prospects. As a result, investors do not have access to the same type of information in assessing their proposed investment as would be available to purchasers in a company with a history of prior operations. Although the technology for solar cells we are commercializing has been developed by Magnolia Optical, a related company which has received federal funding for several projects over the last twelve years, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management’s potential underestimation of initial and ongoing costs. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We have a history of losses and can provide no assurance of our future operating results.

We are a development stage company and may not succeed in commercializing any products which will generate revenues. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2012 and 2011, we had working capital deficit of $(2,380,702) and $(1,812,128) respectively, and stockholders’ deficit of $(2,188,832) and $(1,982,261), respectively. For the years ended December 31, 2012 and 2011, we incurred net losses of $(926,571) and $(2,239,631). We may never achieve profitability.  The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

We have incurred substantial indebtedness.

We have Original Issue Discount Notes in the aggregate principal of $1,000,000 that mature on June 30, 2013 and $1,400,000 that mature on December 31, 2013. Such indebtedness is secured by substantially all of our assets. If we were to default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether. We may incur significant additional indebtedness in the future. If we incur a substantial amount of additional indebtedness, the related risks that we face could become more significant.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the renewable energy industry, and the possibility that we may not be profitable during the early years due to spending on the process development for our technology, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our products have never been sold on a commercial basis, and we do not know whether they will be accepted by the market.

According to the BP Statistical Review of World Energy published in 2012, the installed solar PV capacity was about 69 Gigawatt hours at the end of 2011. Total global production of electricity was about 22,018 terawatt hours in 2011. Thus, at the end of 2011 less than 1 percent electric power came from solar photovoltaic sources. Even with many advances in the solar photovoltaic technology, adoption of solar photovoltaic power technology by energy users remains low and the total solar electricity production capacity remains well below one percent of the world consumption of electricity. Thus, the solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If our products are not accepted by the market, our business, prospects, results of operations and financial condition will suffer. Moreover, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our proposed products and our ability to sell them at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including, but not limited to:

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

Commercializing our planned solar modules and processes depends on a number of factors, including but not limited to:

•	further product and manufacturing process development;

•	development of certain critical tools and production capabilities;

•	development and management of our supply chain;

•	development and management of our distribution channels; and

•	demonstration of efficiencies that will make our products attractively priced;

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2013 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Our common stock is currently quoted for trading on the OTC Bulletin Board; however, we cannot be sure that such quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE MKT, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on NYSE MKT, The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

Our directors and executive officers own or control a significant percentage of our common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. Our current officers and directors own an aggregate of 16,400,500 shares of our common stock or a total of approximately 57.7% of the voting power of all our outstanding shares of stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2012, we had (i) outstanding warrants to purchase 3,785,300 shares of our common stock at an exercise price of $0.25 per share, (ii) outstanding placement agent warrants and placement agent retainer warrants to purchase 725,300 shares of our common stock at an exercise price of $0.25 per share, and (iii) outstanding notes, the principal of which is convertible into 9,600,000 shares of our common stock at a conversion price of $0.25 and the interest of which is convertible at 90% of the volume weighted average price of our common stock during the 20 trading days prior to the interest payment date.  In addition, in February, 2013, we adopted the Magnolia Solar Corporation 2013 Incentive Stock Plan which authorizes for issuance up to 5,500,000 shares of our common stock under the plan, none of which have been issued. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

We lease our Woburn, Massachusetts headquarters, consisting of approximately 360 square feet of office space, at $337.76 per month. The lease expires on December 30, 2015. We also lease office space in the Albany Nanotech Center of the College of Nanoscale Science and Engineering in Albany, New York. This office space consists of approximately 430 square feet at a monthly rent of $1,102.96, and the lease expires on January 31, 2014.

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

FISCAL YEAR 2012	HIGH	LOW
First Quarter	$0.21	$0.05
Second Quarter	$0.13	$0.06
Third Quarter	$0.15	$0.08
Fourth Quarter	$0.08	$0.03

FISCAL YEAR 2011	HIGH	LOW
First Quarter	$0.43	$0.18
Second Quarter	$0.35	$0.15
Third Quarter	$0.40	$0.15
Fourth Quarter	$0.40	$0.15

According to the records of our transfer agent, as of March 12, 2013, there were approximately 66 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of unregistered securities during the fiscal year ended December 31, 2012 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

On October 29, 2012, we issued 75,000 shares of our common stock, for consulting services and 124,238 shares of our common stock for payment of interest in lieu of cash.

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

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

Currently we are in our development stage and have recorded $648,477 of revenue for the year ended December 31, 2012 compared to $675,971 of revenue for the year ended December 31, 2011 a decrease of $27,494 or 4.07%. We anticipate emerging from the development stage in fiscal year end 2014. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the year ended December 31, 2012 were $415,004 as compared to $378,061 for the year ended December 31, 2011, an increase of $36,943 or 9.77%. Cost of revenues for the year were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The increase in cost of revenues for this period was attributable to an increase in subcontracts for solar cell development.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the year ended December 31, 2012 was $192,083 as compared to $232,323 for the year ended December 31, 2011, a decrease of $40,240 or 17.32%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor, holiday pay, paid time off cost, employee bonuses and health insurance costs.

Professional Fees

Professional fees for the year ended December 31, 2012 were $731,254 as compared to $195,770 for the year ended December 31, 2011, an increase of $535,484 or 273.53%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees as well as the value of shares issued for services rendered of $580,000. The increase in professional fees for this period was attributable primarily to the value of the shares issued for services rendered offset by the decrease in cost of business services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2012 was $37,997 as compared to $389,545 for the year ended December 31, 2011, a decrease of $351,548 or 90.25%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of amortization of debt expense.

General and Administrative

General and administrative expense for the year ended December 31, 2012 was $164,254 as compared to $519,761 for the year ended December 31, 2011, a decrease of $355,507 or 68%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense during this period was attributable to shares issued for services rendered in each period.

Interest Expense

Interest expense for the year ended December 31, 2012 was $39,754 as compared to $1,200,142 for the year ended December 31, 2011, a decrease of $1,160,388 or 96.69%. Interest expense was comprised of the amortization of the debt discount. The decrease in interest expense during this period was attributable to a reduction in the amortization of the interest expense on the original issue discount senior secured notes.

Net Loss

As a result of the aforesaid, our net loss was $926,571 for the year ended December 31, 2012, as compared to a loss of $2,239,631 for the year ended December 31, 2011, a decrease of $1,313,060 or 58%.

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

At December 31, 2012 and December 31, 2011 we had cash of $135,626 and $255,862 respectively and working capital deficit of $2,380,702 and $1,812,128, respectively. The decrease in working capital was due to increase in the accounts payable and decrease in cash. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $120,236 for the year ended December 31, 2012, as compared to $174,723 for the year ended December 31, 2011. The reduction in net cash used in operating activities was attributable to increase in accounts payable and decrease in accounts receivable.

Net cash used in investing activities was $0 for the year ended December 31, 2012, as compared to $0 for the year ended December 31, 2011. There was no cash used in investing activities because we did not add to plant and equipment.

Net cash flows provided by financing activities was $0 for the year ended December 31, 2012, as compared to $0 for the year ended December 31, 2011. There were no capital raising transactions during the reporting period.

Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. In addition, we have original issue discount notes in the aggregate principal of $1,000,000 that matures on June 30, 2013 and $1,400,000 that matures on December 31, 2013.  Such indebtedness is secured by substantially all of our assets. If we were to default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

Although we believe our cash on hand is sufficient to continue our operations for at least the next 12 months, we will need to raise additional funds in the future so that we can expand our operations and repay our indebtedness due under the original issue senior secured notes. Therefore our continuation as a going concern is dependent on our ability to obtain necessary equity funding to continue operations.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, government grants or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we may have to curtail our development plans and possibly cease our operations altogether.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Directors of
Magnolia Solar Corporation

We have audited the accompanying consolidated balance sheets of Magnolia Solar Corporation (the "Company") (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2012 and 2011 and period January 8, 2008 (Inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Solar Corporation (a development stage company) as of December 31, 2012 and 2011, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011 and period January 8, 2008 (Inception) through December 31, 2012 in conformity with U.S. generally accepted accounting principles.

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

KBL, LLP

/s/KBL, LLP
New York, NY
March 28, 2013

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

ASSETS
	December 31,	December 31,
	2012	2011
CURRENT ASSETS
Cash	$135,626	$255,862
Accounts receivable	267,116	247,110
Prepaid expense	1,417	1,417
Total current assets	404,159	504,389

Fixed assets, net	1,737	4,084

OTHER ASSETS
License with Related Party, net of accumulated amortization	190,133	225,783
Total other assets	190,133	225,783

TOTAL ASSETS	$596,029	$734,256

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$384,861	$316,517
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,400,000	2,000,000
Total current liabilities	2,784,861	2,316,517

Original Issue Discount Senior Secured Convertible Promissory Note, net of discount,
net of current portion	-	400,000

TOTAL LIABILITIES	2,784,861	2,716,517

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
28,167,063 and 26,670,000 shares issued and outstanding	28,167	26,670
Additional paid in capital	1,747,583	1,029,080
Additional paid in capital - warrants	962,297	962,297
Deficit accumulated during the development stage	(4,926,879)	(4,000,308)
Total stockholders' deficit	(2,188,832)	(1,982,261)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$596,029	$734,256

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2012

			JANUARY 8, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31, 2012	DECEMBER 31, 2011	DECEMBER 31, 2012

REVENUE	$648,477	$675,971	$2,064,151

COST OF REVENUES	415,004	378,061	1,286,329

GROSS PROFIT	233,473	297,910	777,822

OPERATING EXPENSES
Indirect and administrative labor	192,083	232,323	580,489
Professional fees	731,254	195,770	1,390,929
Depreciation and amortization expense	37,997	389,545	782,694
General and administrative	164,254	519,761	831,980
Total operating expenses	1,125,588	1,337,399	3,586,092

NON-OPERATING (INCOME) EXPENSES
Interest expense including amortization of OID and debt discount, net	39,754	1,200,142	2,123,907
Forgiveness of debt	(5,298)	-	(5,298)
Total non-operating (income) expenses	34,456	1,200,142	2,118,609

NET LOSS	$(926,571)	$(2,239,631)	$(4,926,879)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,179,474	24,190,192

NET LOSS PER SHARE	$(0.03)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2012
(INCLUDING MOBILIS RELOCATION SERVICES - PRE-MERGER)

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - November 19, 2007	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	1,973,685	1,974	13,026	-	-	15,000

Common shares issued for cash - others	2,500,001	2,500	35,500	-	-	38,000

Net loss for the period ended March 31, 2008	-	-	-	-	(4,477)	(4,477)

Balance - March 31, 2008	4,473,686	4,474	48,526	-	(4,477)	48,523

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,686	4,474	48,526	-	(35,592)	17,408

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	19,356,314	19,356	289,144	-	(126,151)	182,349

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,830	337,670	867,806	(216,902)	1,012,404

Common shares issued for services rendered	100,000	100	82,400	-	-	82,500

Net loss for the year ended December 31, 2010	-	-	-	-	(1,543,775)	(1,543,775)

Balance - December 31, 2010	23,930,000	23,930	420,070	867,806	(1,760,677)	(448,871)

Common shares issued for services rendered	400,000	400	78,350	-	-	78,750

To reflect the issuance of shares issued in
Conversion of OID Notes	1,040,000	1,040	258,960	-	-	260,000

To reflect the issuance of penalty shares related to
Amendment of OID Notes	1,300,000	1,300	271,700	-	-	273,000

Value of warrants issued for services	-	-	-	94,491	-	94,491

Net loss for the year ended December 31, 2011	-	-	-	-	(2,239,631)	(2,239,631)

Balance - December 31, 2011	26,670,000	26,670	1,029,080	962,297	(4,000,308)	(1,982,261)

Common shares issued for services rendered	1,155,000	1,155	688,845	-	-	690,000

Common shares issued for payment of interest	342,063	342	29,658	-	-	30,000

Net loss for the year ended December 31, 2012	-	-	-	-	(926,571)	(926,571)

Balance - December 31, 2012	28,167,063	$28,167	$1,747,583	$962,297	$(4,926,879)	$(2,188,832)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2012

			JANUARY 8, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31, 2012	DECEMBER 31, 2011	DECEMBER 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(926,571)	$(2,239,631)	$(4,926,879

Adjustments to reconcile net loss

to net cash used in operating activities:

Depreciation and amortization expense	37,997	389,545	782,694
Common stock issued for services rendered	690,000	78,750	851,250
Common stock issued for penalty shares in the amendment of the OID Notes	-	273,000	273,000
Common stock issued for payment of interest	30,000	-	30,000
Warrants issued for services rendered	-	94,491	94,491
Amortization of original issue discount and debt discount	-	1,200,791	2,082,830
Forgiveness of debt	(5,298)	-	(5,298)

Change in assets and liabilities
(Increase) in accounts receivable	(20,006)	(128,959)	(267,115)
(Increase) in prepaid expenses	-	-	(1,417)
Increase (decrease) in accounts payable and accrued expenses	73,642	157,290	390,158

Total adjustments	806,335	2,064,908	4,230,593

Net cash used in operating activities	(120,236)	(174,723)	(696,286)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	-	-	(8,288)
Deferred financing fees paid in connection with funding	-	-	(154,800)

Net cash used in investing activities	-	-	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Repayment of loan payable - related party	-	-	(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	-	990,000

Net cash provided by financing activities	-	-	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(120,236	(174,723)	135,626

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	255,862	430,585	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$135,626	$255,862	$135,626

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$1,371

NON-CASH SUPPLEMENTAL INFORMATION:

Stock issued for services rendered	$690,000	$78,750	$851,250
Stock issued for penalty shares for the amendment of the OID Notes	$-	$273,000	$273,000
Stock issued for payment of interest	$30,000	$-	$30,000
Stock issued in conversion of OID Notes	$-	$260,000	$260,000
Warrants issued for services rendered	$-	$94,491	$94,491
Amortization of original issue discount and debt discount	$-	$1,200,791	$2,082,830

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

During 2012, the Company filed a series of U.S. utility patent applications relating to the technologies under development.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $926,571 and $2,239,631 for the years ended December 31, 2012 and 2011, respectively, and $4,926,879 since January 8, 2008 (Inception). While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at December 31, 2012 and December 31, 2011, it had cash of $135,626 and $255,862, respectively, and will need to raise additional funds to carry out its business plan.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations.  The Company has had limited operating history to date.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Effective December 21, 2012, the 2009 Notes as described in the preceding paragraph were further amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2012 to June 30, 2013 for $1,000,000 of the balance and December 31, 2013 for the remaining $1,000,000, (ii) 2009 Notes in the aggregate principal of $400,000 were amended to adjust the conversion price of such notes from $1.00 to $0.25, (iii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to provide that such notes shall, from January 1, 2013 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, and (iv) the exercise price of the 2009 Warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.50 per share to $0.25 per share.

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
DECEMBER 31, 2012

Note 2 - Summary of Significant Accounting Policies

Going Concern (continued)
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

Development Stage Company
The Company is considered to be in the development stage as defined in ASC 915, Accounting and Reporting by Development Stage Enterprises. The Company has devoted substantially all of its efforts to the development of their thin film solar cell technology in the development contracts with governmental agencies they have entered into, corporate formation and the raising of capital.  The Company has generated revenues from agreements entered into that are for the development of their products and not the sales of their products.  These contracts are one-time contracts that support the Company's development.  The Company anticipates emerging from the development stage in 2014 upon completion of the development of their products.

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

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.  The Company believes no allowance for doubtful accounts is necessary at December 31, 2012.  The Company does not charge interest on past due accounts.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Property and Equipment
Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (three to seven years).  Additions, renewals, and betterments, unless of a minor amount, are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Deferred Financing Fees
The costs incurred in connection with obtaining debt financing will be capitalized as deferred financing costs and amortized using the effective interest method over the term of the debt.

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of December 31, 2012.

Fair Value of Financial Instruments
In accordance with ASC 820, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The Company does not utilize derivative instruments.

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
DECEMBER 31, 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition
Revenue is recognized from private and public sector contracts that are time and material type contracts.  These revenues are recognized in accordance with ASC 605, Revenue Recognition.  The Company recognizes revenue when; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable and (4) collectability is reasonably assured.

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

	December 31,	December 31,
	2012	2011
Net loss	$ (926,571)	$(2,239,631)

Weighted-average common shares
outstanding (Basic)	27,179,474	24,190,192

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,785,300	3,785,300

Weighted-average common shares
outstanding (Diluted)	30,964,774	27,975,492

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Uncertainty in Income Taxes
The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006.  Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2009 to 2012 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Recently Issued Accounting Standards
In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company has adopted this amended guidance on October 1, 2012. It does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company has adopted this amended guidance on October 1, 2012. It does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

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
DECEMBER 31, 2012

Note 3 - Stockholders’ Equity (continued)

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 3 - Stockholders’ Equity (continued)

In November 2012, the Company issued 124,238 shares of common stock at its fair value price ($0.09 per share) in lieu of interest payment for a value of $10,000.

In November 2012, the Company issued 75,000 shares of common stock at its contract price for consulting services for a value of $75,000.

In December 2012, the Company issued 500,000 shares of common stock for consulting services for a value of $35,000 at a fair market value price of $0.07 per share.

As of December 31, 2012, the Company had 28,167,063 shares issued and outstanding.

Warrants
Following the closing of the Reverse Merger in December 2009, the Company issued five-year callable warrants (the “2009 Warrants”) to purchase an aggregate of 2,660,000 shares of common stock exercisable at $1.25 per share to investors in a private placement (the “2009 Private Placement”) and further issued placement agent warrants to purchase an aggregate of 725,300  shares of common stock exercisable at $1.05 per share. On December 29, 2011, the exercise price of both the 2009 Warrants and placement agent warrants was reduced to $0.50 per share. Effective December 21, 2012, the exercise price of the 2009 Warrants was reduced to $0.25 per share.

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the year ended December 31, 2012.

As of December 31, 2012, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$0.25
Issued – to Placement Agent	725,300	$0.25
Balance – December 31, 2009	3,385,300	$0.25
Balance – December 31, 2010	3,385,300	$0.25

Issued – for public relations	400,000	$0.50

Balance – December 31, 2011	3,785,300	$0.28

Balance – December 31, 2012	3,785,300	$0.28

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(6,551)	(4,204)
	$1,737	$4,084

The Company incurred $2,347 and $2,348, respectively, in depreciation expense for each of the years ended December 31, 2012 and 2011.

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the 2009 Private Placement.  These costs were capitalized and are charged to amortization expense over the life of the promissory notes.  Amortization expense for the years ended December 31, 2012 and 2011 was $0 and $351,548, respectively.  As of December 31, 2012, the deferred financing fees are fully amortized.

Note 6 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology.  Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement.  Accumulated amortization as of December 31, 2012 was $166,367.  Amortization expense for each of the years ended December 31, 2012 and 2011 was $35,650.  The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2012.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Amended Notes
On December 29, 2011, the Company entered into amendment agreements with holders of the 2009 Notes and 2009 Warrants.  Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $260,000 were converted into an aggregate of 1,040,000 shares of common stock of the Company at an adjusted conversion price of $0.25 per share, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2011 to December 31, 2012 and 2009 Notes in the aggregate principal amount of the remaining $400,000 were amended to extend the maturity date from December 31, 2011 to December 31, 2013, (iii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to adjust the conversion price of such notes from $1.00 per share to $0.25 per share, (iv) 2009 Notes in the aggregate principal amount of $400,000 were amended to provide that such notes shall, from January 1, 2012 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, (v) an aggregate of 1,300,000 shares of common stock of the Company were issued to certain holders of the 2009 Notes.  As of December 31, 2012, the Company issued 342,063 shares of its common stock in lieu of interest payments in the aggregate of $30,000 relating to the 2009 Notes in the aggregate principal of $400,000 and accrued interest expense of $10,000, relating to the 2009 Notes in the aggregate principal amount of $400,000, will be paid by the issuance of approximately 211,078 shares of common stock.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

As of December 31, 2012, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding.  In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes.  The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes.  This discount was being amortized as well over the original life of the 2009 Notes.  The net value of the 2009 Notes of $2,400,000 is included in the consolidated balance sheet at December 31, 2012.  As of December 31, 2012, $2,400,000 of the 2009 Notes are classified as a current liability. The modifications made to the debt instruments, did not constitute a material modification under ASC 470-50. The Company recorded the value of the shares as an expense in the consolidated statements of operations for the year ended December 31, 2011.

Effective December 21, 2012 the 2009 Notes as described in the preceding paragraph were amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2012 to June 30, 2013 for $1,000,000 of the balance and December 31, 2013 for the remaining $1,000,000, (ii) 2009 Notes in the aggregate principal of $400,000 were amended to adjust the conversion price of such notes from $1.00 to $0.25, (iii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to provide that such notes shall, from January 1, 2013 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, and (iv) the exercise price of the 2009 Warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.50 per share to $0.25 per share.

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

As of December 31, 2012, there is no provision for income taxes, current or deferred.

December 31, 2012
Net operating losses	$875,500
Valuation allowance	(875,500)
$-

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 8 – Provision for Income Taxes (continued)

At December 31, 2012, the Company had a net operating loss carry forward in the amount of approximately $2,575,000 available to offset future taxable income through 2032.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended December 31, 2012 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0%

Note 9 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between January 31, 2014 and December 31, 2015. Rent expense for the Company’s facilities for the years ended December 31, 2012 and 2011 totaled $17,316 and $17,363, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2013	17,229
2014	5,156
2015	4,053
$26,438

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor from New York 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first.  As of December 31, 2012 the Company has $1,149,535 of contract related expenses paid by the New York contractor, all of which will be owed to the contractor, contingent upon the sale of the Company’s product.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 10 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At December 31, 2012, the Company did not have any uninsured deposits.

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

Concentrations in Accounts Receivable	December 31, 2012	December 31, 2011
Customer A	55%	60%
Customer B	29%	40%
Customer C	16%	-

Concentrations in Revenue	December 31, 2012	December 31, 2011
Customer A	55%	15%
Customer B	36%	62%
Customer C	-	15%

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 11 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

December 31, 2012
	Level 1	Level 2	Level 3	Total

Cash	$135,626	$-	$-	$135,626

Total assets	$135,626	$-	$-	$135,626

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash	$255,862	$-	$-	$255,862

Total assets	$255,862	$-	$-	$255,862

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 11 - Fair Value Measurements (continued)

Original Issue Discount
Senior Secured Convertible
Promissory Notes

Balance, January 1, 2011	$1,459,209

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	1,200,791

Conversion of notes to common stock	(260,000)

Balance, December 31, 2011	$2,400,000

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Balance, December 31, 2012	$2,400,000

Note 12 – Subsequent Events

On January 29, 2013, the Company issued 211,078 shares of common stock for payment of interest in lieu of cash.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

 Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position with the Company

Dr. Ashok K. Sood	65	President, Chief Executive Officer and Director
Dr. Yash R. Puri	65	Executive Vice-President, Chief Financial Officer and Director

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
				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Dr. Ashok K. Sood	2012	62,150	5,000	-	22,950(1)	90,100
President and CEO	2011	36,000	5,000	-	43,050(1)	84,050

Dr. Yash R. Puri,	2012	33,750	5,000	-	35,910(1)	74,660
Exec. VP and CFO	2011	23,100	5,000	-	43,500(1)	71,600
___________
(1)	Represents accrued but unpaid salary.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 12, 2013 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Magnolia Solar Corporation, 54 Cummings Park, Suite 316, Woburn, MA 01801. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 12, 2013, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

			Percentage
Name of	Number of Shares		Beneficially
Beneficial Owner	Beneficially Owned		Owned (1)

Dr. Ashok K. Sood President, Chief Executive Officer and Director	8,300,500	(2)	29.25%

Dr. Yash R. Puri Executive Vice President, Chief Financial Officer and Director	8,100,000		28.54%

Alan Donenfeld Paragon Capital Advisors LLC 110 East 59th Street, 22nd fl New York, NY 10022	1,448,321	(3)	4.99%

Larry Butz Daybreak Special Situations Fund Ltd. 143 E. Main St Suite 150 Lake Zurich, IL 60047	1,467,543	(4)	4.99%

Sean Lyons Debt Opportunity LLLP 20711 Sterlington Drive Land O' Lakes, FL 34638	1,450,887	(5)	4.99%

All executive officers and directors as a group (two persons)	16,400,500		57.79%

(1)	Based on 28,378,141 shares of our common stock issued and outstanding as of March 12, 2013.

(2)	Includes 200,000 shares of common stock held in the name of Mr. Sood’s minor child.

(3)	Mr. Donenfeld has sole voting and dispositive power over 1,448,321 shares of our common stock (including 646,321 shares of our common stock underlying warrants and convertible notes) as managing member of Paragon Capital Advisors LLC, the general partner of Paragon Capital LP (“Paragon Capital”) and Paragon Capital Offshore LP (“Paragon Offshore”). Subject to certain exceptions, we are prohibited from effecting an exercise of the warrants and convertible notes to the extent that, as a result of the exercise and conversion, the holder of such shares beneficially owns more than 4.99% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise and conversion. The number of shares and the percentage, as the case may be, in this column is reflective of this ownership limitation and accordingly 4,353,679 shares of our common stock issuable upon exercise of warrants and conversion of convertible notes held by Paragon Capital and Paragon Offshore have been excluded. In the event, this ownership limitation were not in effect, Mr. Donenfeld would beneficially own 17.38% of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrants and conversion of convertible notes.

(4)	Mr. Butz has sole voting and dispositive power over 36,000 shares of our common stock. In addition, Mr. Butz has shared voting and dispositive power over 1,431,543 shares of our common stock (including 1,031,543 shares of our common stock underlying warrants and convertible notes) as managing partner of Daybreak Capital Management LLC, the investment advisor to Daybreak Special Situations Master Fund, Ltd (“Daybreak Fund”). Subject to certain exceptions, we are prohibited from effecting an exercise of the warrants and convertible notes to the extent that, as a result of the exercise and conversion, the holder of such shares beneficially owns more than 4.99% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise and conversion. The number of shares and the percentage, as the case may be, in this column is reflective of this ownership limitation and accordingly 3,968,457 shares of our common stock issuable upon exercise of warrants and conversion of convertible notes held by Daybreak Fund have been excluded. In the event, this ownership limitation were not in effect, Mr. Butz would beneficially own 16.29% of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrants and conversion of convertible notes.

(5)
Mr. Lyons has shared voting and dispositive power over 1,450,887 shares of our common stock (including 697,746 shares of our common stock underlying warrants and convertible notes) as managing member of Debt Opportunity LLLP (“Debt Opportunity”). Subject to certain exceptions, we are prohibited from effecting an exercise of the warrants and convertible notes to the extent that, as a result of the exercise and conversion, the holder of such shares beneficially owns more than 4.99% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise and conversion.  The number of shares and the percentage, as the case may be, in this column is reflective of this ownership limitation and accordingly 1,302,254 shares of our common stock issuable upon exercise of warrants and conversion of convertible notes held by Daybreak Fund have been excluded. In the event, this ownership limitation were not in effect, Mr. Lyons would beneficially own 9.06% of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrants and conversion of convertible notes.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2012, we did not have any securities issued and securities available for future issuance under equity compensation plans.

On February 4, 2013, our Board of Directors adopted the Magnolia Solar Corporation 2013 Incentive Stock Plan (the “Plan.  The purpose of the Plan is to retain executives and selected employees and consultants and reward them for making contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the Plan thereby providing participants with a proprietary interest in our growth and performance. Under the Plan, 5,500,000 shares of our common stock have been reserved.  The Plan shall be administered by our Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, since January 1, 2012 there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors, more than 5% beneficial holders or their family members.

Magnolia Optical License

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

Magnolia Solar is amortizing the license fee over the 120 month term of the license.  Magnolia Solar’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2012. Amortization expense for the year ended December 31, 2012 and December 31, 2011 was $35,650 and $387,198 and, respectively.

Bristol Advisor Agreement

On February 19, 2013, we entered into an agreement appointing Bristol Investment Group, Inc. (“Bristol”) as our non-exclusive advisor. Alan Donenfeld, the President and sole shareholder of Bristol, is a beneficial owner of more than 5% of our outstanding shares in the absence of a 4.99% beneficial ownership limitation. Pursuant to the agreement, Bristol shall be entitled to a cash fee equal to 5% of the transaction value if certain transactions are consummated with contacts of Bristol. Bristol shall be entitled to a minimum cash fee of $150,000 if the transaction value is $2 million or more. The agreement may be terminated by either party upon 10 days’ prior written notice and Bristol has a fee tail of 12 months.

Director Independence

None of our current directors are “independent directors,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011 were $24,000 and $24,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2012 and 2011 were $26,633.12 and $16,415.50.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2012 and 2011 were $1,600 and $1,600, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2012 and 2011 were $0.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not have an audit committee and as a result our Board of Directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.
PART IV
 Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Change (2)
3.3	Amended and Restated Bylaws (2)
10.1	Second Note Amendment Agreement dated as of December 21, 2012 between Magnolia Solar Corporation, Magnolia Solar, Inc. and Debt Opportunity Fund LLLP*
10.2	Second Note Amendment Agreement dated as of December 21, 2012 between Magnolia Solar Corporation, Magnolia Solar, Inc. and Paragon Capital LP*
10.3	Second Note Amendment Agreement dated as of December 21, 2012 between Magnolia Solar Corporation, Magnolia Solar, Inc. and Paragon Offshore LP*
10.4	Second Note Amendment Agreement dated as of December 21, 2012 between Magnolia Solar Corporation, Magnolia Solar, Inc. and Daybreak Special Situations Master Fund, Ltd.*
21	List of Subsidiaries*
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*(3)
32.2	Section 906 Certification of Principal Financial Officer*(3)
101
The following materials from Magnolia Solar Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.(4)

* Filed Herewith
(1)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2008.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 7, 2010.
(3)
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(4)
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

MAGNOLIA SOLAR CORPORATION

Date: March 28, 2013	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: March 28, 2013	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 28, 2013

/s/ Dr. Yash R. Puri
Dr. Yash R. Puri	Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)	March 28, 2013