Form 10-Q
period 2013-03-31
Magnolia Solar Corp
filed 2013-05-15
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, the issuer had 30,340,369 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS
	March 31,	December 31,
	2013	2012
CURRENT ASSETS	(unaudited)
Cash and cash equivalents	$171,861	$135,626
Accounts receivable	338,249	267,116
Prepaid expense	1,417	1,417
Total current assets	511,527	404,159

Fixed assets, net	1,242	1,737

OTHER ASSETS
License with Related Party, net of accumulated amortization	181,221	190,133
Total other assets	181,221	190,133

TOTAL ASSETS	$693,990	$596,029

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$498,248	$384,861
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,400,000	2,400,000
Total current liabilities	2,898,248	2,784,861

TOTAL LIABILITIES	2,898,248	2,784,861

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
28,378,141 and 28,167,063 shares issued and outstanding	28,378	28,167
Additional paid in capital	1,757,372	1,747,583
Additional paid in capital - warrants	962,297	962,297
Deficit accumulated during the development stage	(4,952,305)	(4,926,879)
Total stockholders' deficit	(2,204,258)	(2,188,832)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$693,990	$596,029

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2013

			JANUARY 8, 2008
	THREE	THREE	(INCEPTION)
	MONTHS ENDED	MONTHS ENDED	THROUGH
	MARCH 31, 2013	MARCH 31, 2012	MARCH 31, 2013

REVENUE	$347,644	$116,730	$2,411,795

COST OF REVENUES	224,019	71,765	1,510,348

GROSS PROFIT	123,625	44,965	901,447

OPERATING EXPENSES
Indirect and administrative labor	31,069	45,261	611,558
Professional fees	40,195	58,012	1,431,124
Depreciation and amortization expense	9,407	9,499	792,101
General and administrative	12,401	14,819	844,381
Total operating expenses	93,072	127,591	3,679,164

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	59,979	9,909	2,183,886
Forgiveness of debt	(4,000)	-	(9,298)
Total non-operating expenses	55,979	9,909	2,174,588

NET LOSS	$(25,426)	$(92,535)	$(4,952,305)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,310,127	26,670,000

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2013
(INCLUDING MOBILIS RELOCATION SERVICES - PRE-MERGER)

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - November 19, 2007	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	1,973,685	1,974	13,026	-	-	15,000

Common shares issued for cash - others	2,500,001	2,500	35,500	-	-	38,000

Net loss for the period ended March 31, 2008	-	-	-	-	(4,477)	(4,477)

Balance - March 31, 2008	4,473,686	4,474	48,526	-	(4,477)	48,523

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,686	4,474	48,526	-	(35,592)	17,408

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	19,356,314	19,356	289,144	-	(126,151)	182,349

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,830	337,670	867,806	(216,902)	1,012,404

Common shares issued for services rendered	100,000	100	82,400	-	-	82,500

Net loss for the year ended December 31, 2010	-	-	-	-	(1,543,775)	(1,543,775)

Balance - December 31, 2010	23,930,000	23,930	420,070	867,806	(1,760,677)	(448,871)

Common shares issued for services rendered	400,000	400	78,350	-	-	78,750

To reflect the issuance of shares issued in
Conversion of OID Notes	1,040,000	1,040	258,960	-	-	260,000

To reflect the issuance of penalty shares related to
Amendment of OID Notes	1,300,000	1,300	271,700	-	-	273,000

Value of warrants issued for services	-	-	-	94,491	-	94,491

Net loss for the year ended December 31, 2011	-	-	-	-	(2,239,631)	(2,239,631)

Balance - December 31, 2011	26,670,000	26,670	1,029,080	962,297	(4,000,308)	(1,982,261)

Common shares issued for services rendered	1,155,000	1,155	688,845	-	-	690,000

Common shares issued for payment of interest	342,063	342	29,658	-	-	30,000

Net loss for the year ended December 31, 2012	-	-	-	-	(926,571)	(926,571)

Balance - December 31, 2012	28,167,063	28,167	1,747,583	962,297	(4,926,879)	(2,188,832)

Common shares issued for payment of interest	211,078	211	9,789	-	-	10,000

Net loss for the three months ended March 31, 2013	-	-	-	-	(25,426)	(25,426)

Balance - March 31, 2013	28,378,141	$28,378	$1,757,372	$962,297	$(4,952,305)	$(2,204,258)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2013

			JANUARY 8, 2008
	THREE	THREE	(INCEPTION)
	MONTHS ENDED	MONTHS ENDED	THROUGH
CASH FLOWS FROM OPERATING ACTIVITIES:	MARCH 31, 2013	MARCH 31, 2012	MARCH 31, 2013

Net loss	$(25,426)	$(92,535)	$(4,952,305)

Adjustments to reconcile net loss
to net cash used in operating activities:

Depreciation and amortization expense	9,407	9,499	792,101
Common stock issued for services rendered	-	-	851,250
Common stock issued for penalty shares in the amendment of the OID Notes	-	-	273,000
Common stock issued for payment of interest	10,000	-	40,000
Warrants issued for services rendered	-	-	94,491
Amortization of original issue discount and debt discount	-	-	2,082,830
Forgiveness of debt	(4,000)	-	(9,298)

Change in assets and liabilities

(Increase) decrease in accounts receivable	(71,133)	38,785	(338,248)
(Increase) in prepaid expenses	-	-	(1,417)
Increase (decrease) in accounts payable and accrued expenses	117,387	43,956	507,545

Total adjustments	61,661	92,240	4,292,254

Net cash used in operating activities	36,235	(295)	(660,051)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets	-	-	(8,288)
Deferred financing fees paid in connection with funding	-	-	(154,800)
Net cash used in investing activities	-	-	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Repayment of loan payable - related party	-	-	(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	-	990,000

Net cash provided by financing activities	-	-	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,235	(295)	171,861

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	135,626	255,862	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$171,861	$255,567	$171,861

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$1,371

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$-	$-	$851,250
Stock issued for penalty shares for the amendment of the OID Notes	$-	$-	$273,000
Stock issued for payment of interest	$10,000	$-	$40,000
Stock issued in conversion of OID Notes	$-	$-	$260,000
Warrants issued for services rendered	$-	$-	$94,491
Amortization of original issue discount and debt discount	$-	$-	$2,082,830

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

Note 1 – Organization and Nature of Business

Nature of Business
The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2012 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
MARCH 31, 2013

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $25,426 and $92,535 for the three months ended March 31, 2013 and 2012, respectively, and $4,952,305 since January 8, 2008 (Inception). While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at March 31, 2013 and December 31, 2012, it had cash of $171,861 and $135,626, respectively, and will need to raise additional funds to carry out its business plan.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations.  The Company has had limited operating history to date.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

Note 1 – Organization and Nature of Business (continued)

Going Concern (continued)
On December 29, 2011, the 2009 Notes in the aggregate principal amount of $2,660,000 were amended.  Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $260,000 converted into an aggregate of 1,040,000 shares of common stock of the Company at an adjusted conversion price of $0.25 per share, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2011 to December 31, 2012 and 2009 Notes in the aggregate principal amount of the remaining $400,000 were amended to extend the maturity date from December 31, 2011 to December 31, 2013, (iii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to adjust the conversion price of such notes from $1.00 per share to $0.25 per share, (iv) 2009 Notes in the aggregate principal amount of $400,000 were amended to provide that such notes shall, from January 1, 2012 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, (v) an aggregate of 1,300,000 shares of common stock of the Company were issued to certain holders of the 2009 Notes, and (vi) the exercise price of the warrants to purchase an aggregate of 3,385,300 shares of common stock (the “2009 Warrants”) was adjusted from $1.25 per share to $0.50 per share.

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
MARCH 31, 2013

Note 1 – Organization and Nature of Business (continued)

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

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.  The Company believes no allowance for doubtful accounts is necessary at March 31, 2013.  The Company does not charge interest on past due accounts.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Property and Equipment
Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (from three to seven years).  Additions, renewals, and betterments, unless of a minor amount, are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Deferred Financing Fees
The costs incurred in connection with obtaining debt financing will be capitalized as deferred financing costs and amortized using the effective interest method over the term of the debt.

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of March 31, 2013.

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
MARCH 31, 2013

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

	March 31,	March 31,
	2013	2012
Net loss	$ (25,426)	$ (92,535)

Weighted-average common shares
outstanding (Basic)	28,310,127	26,670,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,785,300	3,785,300

Weighted-average common shares
outstanding (Diluted)	32,095,427	30,455,300

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Uncertainty in Income Taxes
The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740- 10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

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
MARCH 31, 2013

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite - Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

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
MARCH 31, 2013

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
MARCH 31, 2013

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

In January 2013, the Company issued 211,078 shares of common stock at its fair value price ($0.05 per share) in lieu of interest payment for a value of $10,000.

As of March 31, 2013, the Company had 28,378,141 shares issued and outstanding.

Warrants
Following the closing of the Reverse Merger in December 2009, the Company issued five-year callable warrants to purchase an aggregate of 2,660,000 shares of common stock exercisable at $1.25 per share to investors in a private placement (the “2009 Private Placement”) and further issued placement agent warrants to purchase an aggregate of 725,300 shares of common stock exercisable at $1.05 per share. On December 29, 2011, the exercise price of both sets of warrants was reduced to $0.50 per share. Effective December 21, 2012, the exercise price of both sets of warrants was further reduced to $0.25 per share.

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the year ended March 31, 2013.

As of March 31, 2013, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$0.25
Issued – to Placement Agent	725,300	$0.25
Balance – December 31, 2009	3,385,300	$0.25
Balance – December 31, 2010	3,385,300	$0.25

Issued – for public relations	400,000	$0.50

Balance – December 31, 2011	3,785,300	$0.28

Balance – December 31, 2012	3,785,300	$0.28

Balance – March 31, 2013	3,785,300	$0.28

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

Note 4 - Property and Equipment

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(7,046)	(6,551)
	$1,242	$1,737

The Company incurred $495 and $587, respectively, in depreciation expense for each of the three months ended March 31, 2013 and 2012.

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the 2009 Private Placement.  These costs were capitalized and are charged to amortization expense over the life of the promissory notes.  As of March 31, 2013, the deferred financing fees are fully amortized.

Note 6 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology.  Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement.  Accumulated amortization as of March 31, 2013 was $175,279.  Amortization expense for each of the three months ended March 31, 2013 and 2012 was $8,912.  The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of March 31, 2013.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

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

Effective December 21, 2012 the 2009 Notes as described in the preceding paragraph were amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2012 to June 30, 2013 for $1,000,000 of the balance and December 31, 2013 for the remaining $1,000,000, (ii) 2009 Notes in the aggregate principal amount of $400,000 were amended to adjust the conversion price of such notes from $1.00 to $0.25, (iii) 2009 Notes in the aggregate principal of $2,000,000 were amended to provide that such notes shall, from January 1, 2013 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, (iv) the exercise price of the 2009 Warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.50 per share to $0.25 per share.

As of March 31, 2013, the Company issued 553,141 shares of its common stock in lieu of interest payments in the aggregate of $40,000 relating to the 2009 Notes in the aggregate principal of $400,000.

As of March 31, 2013, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding.  In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes.  The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes.  This discount was being amortized as well over the original life of the 2009 Notes.  The net value of the 2009 Notes of $2,400,000 is included in the consolidated balance sheet at December 31, 2012.  As of March 31, 2013, $2,400,000 of the 2009 Notes are classified as a current liability. The modifications made to the debt instruments, did not constitute a material modification under ASC 470-50. The Company recorded the value of the shares as an expense in the consolidated statements of operations for the year ended December 31, 2011.

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

As of March 31, 2013, there is no provision for income taxes, current or deferred.

March 31, 2013
Net operating losses	$886,000
Valuation allowance	(886,000)
$-

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

Note 8 – Provision for Income Taxes (continued)

At March 31, 2013 and 2012, the Company had a net operating loss carry forward in the amount of approximately $2,606,000 available to offset future taxable income through 2033.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended March 31, 2013 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0%
Note 9 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between January 31, 2014 and December 31, 2015. Rent expense for the Company’s facilities for the three months ended March 31, 2013 and 2012 totaled $4,351 and $4,039, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,
2013	$12,897
2014	5,063
2015	3,960
$21,920

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first.  As of March 31, 2013, the Company has $2,411,793 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

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

Concentrations in Accounts Receivable	March 31, 2013	March 31, 2012
Customer A	43%	54%
Customer B	32%	46%
Customer C	25%	-

Concentrations in Revenue	March 31, 2013	March 31, 2012
Customer A	63%	-
Customer B	31%	83%
Customer C	-	17%

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

Note 11 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2013
	Level 1	Level 2	Level 3	Total

Cash	$171,861	$-	$-	$171,861

Total assets	$171,861	$-	$-	$171,861

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

December 31, 2012
	Level 1	Level 2	Level 3	Total

Cash	$135,626	$-	$-	$135,626

Total assets	$135,626	$-	$-	$135,626

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2013

Original Issue Discount
Senior Secured Convertible
Promissory Notes

Balance, January 1, 2011	$1,459,209

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	1,200,791

Conversion of notes to common stock	(260,000)

Balance, December 31, 2011	$2,400,000

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Balance, December 31, 2012	$2,400,000

Balance, March 31, 2013	$2,400,000

Note 12 - Subsequent Events

On May 2, 2013, the Company issued to a consultant 186,250 shares of common stock under the Magnolia Solar Corporation 2013 Incentive Plan and issued a further 100,000 shares of common stock to a consultant.

On May 10, 2013, the Company issued 1,675,978 shares of common stock for payment of interest in lieu of cash.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Currently we are in our development stage and have recorded $347,644 of revenue for the three months ended March 31, 2013 compared to $116,730 of revenue for the three months ended March 31, 2012, an increase of $230,914 or 198%. We anticipate emerging from the development stage in fiscal 2014. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2013 were $224,019 as compared to $71,765 for the three months ended March 31, 2012, representing an increase of $152,254, or 212%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The increase in cost of revenues for this period was attributable to additional direct labor and subcontractor costs.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the three months ended March 31, 2013 was $31,069 as compared to $45,261 for the three months ended March 31, 2012, a decrease of $14,192 or 31%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The decrease in indirect and administrative expenses for this period was primarily attributable to an increase in indirect labor and health insurance costs.

Professional Fees

Professional fees for the three months ended March 31, 2013 were $40,195 as compared to $58,012 for the three months ended March 31, 2012, representing a decrease of $17,817, or 31%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The decrease in professional fees for this period was attributable primarily to the value of the shares issued for services rendered offset by the decrease in cost of business services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2013 were $9,407 as compared to $9,499 for the three months ended March 31, 2012, representing a decrease of $92 or 1%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of amortization expense.

General and Administrative

General and administrative expense for the three months ended March 31, 2013 was $12,401 as compared to $14,819 for the three months ended March 31, 2012, a decrease of $2,418 or 16%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to a reduction in public relations expense.

Interest Expense

Interest expense for the three months ended March 31, 2013was $59,979 as compared to $9,909 for the three months ended March 31, 2012, representing an increase of $50,070, or 505%. Interest expense was comprised of interest incurred on outstanding long-term debt. The increase in interest expense during this period was attributable to the extension of the debt and changes in terms to those agreements.

Net Loss

Our net loss for the three months ended March 31, 2013 was $25,426, as compared to $92,535 for the three months ended March 31, 2012, representing a decrease of $67,109, or 73%.

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

At March 31, 2013 and December 31, 2012 we had cash of $171,861 and $135,626, respectively and working capital deficit of $2,386,721 and $2,380,702, respectively. The decrease in working capital was due to increase in the accounts payable. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash and cash equivalents provided by from operating activities was $36,235 for the three months ended March 31, 2013, as compared to net cash used in operating activities of $295 for the three months ended March 31, 2012. The increase in net cash provided by operating activities was attributable to increase in accounts payable offset by a decrease in accounts receivable.

There were no investing activities for the three months ended March 31, 2013 or March 31, 2012. There was no cash used in investing activities because we did not add to plant and equipment.

There were no investing activities for the three months ended March 31, 2013 or March 31, 2012. There were no capital raising transactions during the reporting period.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We have incurred substantial indebtedness that matures on June 30, 2013 and December 31, 2013 and if we were to default, we could be forced to suspend or cease operations altogether.

We have very limited funds and we have $1,000,000 of original issue discount senior secured convertible notes that mature on June 30, 2013 and $1,400,000 of original issue discount senior secured convertible notes that mature on December 31, 2013. Such indebtedness is secured by substantially all of our assets.  We intend to negotiate with the holders of the notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that we will be successful in reaching satisfactory agreements with holders of the notes or that we will reach agreement at all. Furthermore, our ultimate success depends upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we were to default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 31, 2013, we issued 753,141 shares of common stock for payment of interest in lieu of cash.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On May 2, 2013, we issued 100,000 shares of common stock to a consultant.

On May 10, 2013, we issued 1, 675,978 shares of common stock for payment of interest in lieu of cash.

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
101
The following materials from Magnolia Solar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: May 15, 2013	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)