Form 10-Q
period 2013-06-30
Magnolia Solar Corp
filed 2013-08-12
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, the issuer had 32,304,702 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS
	June 30,	December 31,
	2013	2012
CURRENT ASSETS	(unaudited)
Cash and cash equivalents	$241,350	$135,626
Accounts receivable	180,979	267,116
Prepaid expense	1,417	1,417
Total current assets	423,746	404,159

Fixed assets, net	1,091	1,737

OTHER ASSETS
License with Related Party, net of accumulated amortization	172,308	190,133
Total other assets	172,308	190,133

TOTAL ASSETS	$597,145	$596,029

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$436,660	$384,861
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,400,000	2,400,000
Total current liabilities	2,836,660	2,784,861

TOTAL LIABILITIES	2,836,660	2,784,861

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
30,340,369 and 28,167,063 shares issued and outstanding	30,340	28,167
Additional paid in capital	1,832,070	1,747,583
Additional paid in capital - warrants	962,297	962,297
Deficit accumulated during the development stage	(5,064,222)	(4,926,879)
Total stockholders' deficit	(2,239,515)	(2,188,832)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$597,145	$596,029

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2013

			JANUARY 8, 2008
	SIX	SIX	(INCEPTION)
	MONTHS ENDED	MONTHS ENDED	THROUGH
	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013

REVENUE	$543,239	$287,731	$2,607,390

COST OF REVENUES	346,078	187,021	1,632,407

GROSS PROFIT	197,161	100,710	974,983

OPERATING EXPENSES
Indirect and administrative labor	73,757	89,066	654,246
Professional fees	103,833	424,908	1,494,762
Depreciation and amortization expense	18,471	18,999	801,165
General and administrative	22,492	26,029	854,472
Total operating expenses	218,553	559,002	3,804,645

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	119,951	19,855	2,243,858
Forgiveness of debt	(4,000)	-	(9,298)
Total non-operating expenses	115,951	19,855	2,234,560

NET LOSS	$(137,343)	$(478,147)	$(5,064,222)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,963,408	26,799,408
NET LOSS PER SHARE	$(0.00)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2013

			JANUARY 8, 2008
	THREE	THREE	(INCEPTION)
	MONTHS ENDED	MONTHS ENDED	THROUGH
	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013

REVENUE	$195,595	$171,001	$2,607,390

COST OF REVENUES	122,059	115,256	1,632,407

GROSS PROFIT	73,536	55,745	974,983

OPERATING EXPENSES
Indirect and administrative labor	42,688	43,805	654,246
Professional fees	63,638	366,896	1,494,762
Depreciation and amortization expense	9,064	9,500	801,165
General and administrative	10,091	11,210	854,472
Total operating expenses	125,481	431,411	3,804,645

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	59,972	9,946	2,243,858
Forgiveness of debt	-	-	(9,298)
Total non-operating expenses	59,972	9,946	2,234,560

NET LOSS	$(111,917)	$(385,612)	$(5,064,222)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	29,609,510	26,928,816

NET LOSS PER SHARE	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2013
(INCLUDING MOBILIS RELOCATION SERVICES - PRE-MERGER)

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - November 19, 2007	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	1,973,685	1,974	13,026	-	-	15,000

Common shares issued for cash - others	2,500,001	2,500	35,500	-	-	38,000

Net loss for the period ended March 31, 2008	-	-	-	-	(4,477)	(4,477)

Balance - March 31, 2008	4,473,686	4,474	48,526	-	(4,477)	48,523

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(31,115)

Balance - March 31, 2009	4,473,686	4,474	48,526	-	(35,592)	17,408

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	19,356,314	19,356	289,144	-	(126,151)	182,349

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance - December 31, 2009	23,830,000	23,830	337,670	867,806	(216,902)	1,012,404

Common shares issued for services rendered	100,000	100	82,400	-	-	82,500

Net loss for the year ended December 31, 2010	-	-	-	-	(1,543,775)	(1,543,775)

Balance - December 31, 2010	23,930,000	23,930	420,070	867,806	(1,760,677)	(448,871)

Common shares issued for services rendered	400,000	400	78,350	-	-	78,750

To reflect the issuance of shares issued in
Conversion of OID Notes	1,040,000	1,040	258,960	-	-	260,000

To reflect the issuance of penalty shares related to
Amendment of OID Notes	1,300,000	1,300	271,700	-	-	273,000

Value of warrants issued for services	-	-	-	94,491	-	94,491

Net loss for the year ended December 31, 2011	-	-	-	-	(2,239,631)	(2,239,631)

Balance - December 31, 2011	26,670,000	26,670	1,029,080	962,297	(4,000,308)	(1,982,261)

Common shares issued for services rendered	1,155,000	1,155	688,845	-	-	690,000

Common shares issued for payment of interest	342,063	342	29,658	-	-	30,000

Net loss for the year ended December 31, 2012	-	-	-	-	(926,571)	(926,571)

Balance - December 31, 2012	28,167,063	28,167	1,747,583	962,297	(4,926,879)	(2,188,832)

Common shares issued for payment of interest	1,887,056	1,887	68,113	-	-	70,000

Common shares issued for services rendered	286,250	286	16,374	-	-	16,660

Net loss for the six months ended June 30, 2013	-	-	-	-	(137,343)	(137,343)

Balance - June 30, 2013	30,340,369	$30,340	$1,832,070	$962,297	$(5,064,222)	$(2,239,515)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH JUNE 30, 2013

			JANUARY 8, 2008
	SIX	SIX	(INCEPTION)
	MONTHS ENDED	MONTHS ENDED	THROUGH
	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(137,343)	$(478,147)	$(5,064,222)

Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization expense	18,471	18,999	801,165
Common stock issued for services rendered	16,660	330,000	867,910
Common stock issued for penalty shares in the amendment of the OID Notes	-	-	273,000
Common stock issued for payment of interest	70,000	10,000	100,000
Warrants issued for services rendered	-	-	94,491
Amortization of original issue discount and debt discount	-	-	2,082,830
Forgiveness of debt	(4,000)	-	(9,298)

Change in assets and liabilities:
(Increase) decrease in accounts receivable	86,137	(35,652)	(180,978)
(Increase) in prepaid expenses	-	-	(1,417)
Increase (decrease) in accounts payable and accrued expenses	55,799	93,824	445,957
Total adjustments	243,067	417,171	4,473,660

Net cash provided by (used in) operating activities	105,724	(60,976)	(590,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	-	(8,288)
Deferred financing fees paid in connection with funding	-	-	(154,800)
Net cash used in investing activities	-	-	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Repayment of loan payable - related party	-	-	(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	-	990,000
Net cash provided by financing activities	-	-	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	105,724	(60,976)	241,350

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	135,626	255,862	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$241,350	$194,886	$241,350

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$1,371

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$16,660	$330,000	$867,910
Stock issued for penalty shares for the amendment of the OID Notes	$-	$-	$273,000
Stock issued for payment of interest	$70,000	$10,000	$100,000
Stock issued in conversion of OID Notes	$-	$-	$260,000
Warrants issued for services rendered	$-	$-	$94,491
Amortization of original issue discount and debt discount	$-	$-	$2,082,830

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $137,343 and $478,147 for the six months ended June 30, 2013 and 2012, respectively, and $5,064,222 since January 8, 2008 (Inception). While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at June 30, 2013 and December 31, 2012, it had cash of $241,350 and $135,626, respectively, and will need to raise additional funds to carry out its business plan.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations.  The Company has had limited operating history to date.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

On December 21, 2012 the 2009 Notes as described in the preceding paragraph were amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2012 to June 30, 2013 for $1,000,000 of the balance and December 31, 2013 for the remaining $1,000,000, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to provide that such notes shall, from January 1, 2013 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, (iii) the exercise price of the 2009 Warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.50 per share to $0.25 per share.

On June 27, 2013, holders of 2009 Notes in the aggregate principal amount of $1,000,000 agreed to extend the maturity date of the notes from June 30, 2013 to December 31, 2013.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

Note 2 - Summary of Significant Accounting Policies

Development Stage Company
The Company is considered to be in the development stage as defined in ASC 915, Accounting and Reporting by Development Stage Enterprises. The Company has devoted substantially all of its efforts to the development of its thin film solar cell technology in the development contracts with governmental agencies it has entered into, corporate formation and the raising of capital.  The Company has generated revenues from agreements entered into that are for the development of its products and not the sales of its products.  These contracts are one-time contracts that support the Company's development.  The Company anticipates emerging from the development stage in 2014 upon completion of the development of its products.

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

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.  The Company believes no allowance for doubtful accounts is necessary at June 30, 2013.  The Company does not charge interest on past due accounts.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of June 30, 2013.

Fair Value of Financial Instruments
In accordance with ASC 820, Fair Value Measurements and Disclosures, the carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The Company does not utilize derivative instruments.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

	June 30,	June 30,
	2012	2013
Net loss	$ (137,343)	$ (478,147)

Weighted-average common shares
outstanding (Basic)	28,963,408	26,799,408

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,785,300	3,785,300

Weighted-average common shares
outstanding (Diluted)	32,748,708	30,584,708

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

Recently Issued Accounting Standards
In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company has adopted this amended guidance on October 1, 2012. The adopted guidance did not have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company has adopted this amended guidance on October 1, 2012. The adopted guidance did not have a material impact on the Company’s results of operations, cash flows or financial position.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)
In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adopted guidance did not have any impact on the Company’s results of operations, cash flows or financial position.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

Note 3 - Stockholders’ Equity (continued)

The Company effectuated a 1.3157895:1 forward stock split in February 2010, in accordance with the Merger Agreement which resulted in 23,830,000 shares of common stock issued and outstanding.

On March 10, 2010, the Company issued 75,000 shares of common stock at its fair value price ($0.90 per share) for legal services resulting in a value of $67,500.

On November 22, 2010, the Company issued 25,000 shares of common stock in at its fair value price ($0.60 per share) for consulting services in the value of $15,000.

On February 10, 2011, the Company issued 50,000 shares of common stock at its fair value price ($0.37 per share) for consulting services for a value of $18,500.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

In April 2013, the Company issued 286,250 shares of common stock for consulting services for a value of $16,660 at a fair market value price of $0.06 per share.

In May 2013, the Company issued 1,675,978 shares of common stock at its fair value price ($0.04 per share) in lieu of interest payment for a value of $60,000.

As of June 30, 2013, the Company had 30,340,369 shares issued and outstanding.

Warrants
Following the closing of the Reverse Merger in December 2009, the Company issued five-year callable warrants (the “2009 Warrants”) to purchase an aggregate of 2,660,000 shares of common stock exercisable at $1.25 per share to investors in a private placement (the “2009 Private Placement”) and further issued placement agent warrants to purchase an aggregate of 725,300  shares of common stock exercisable at $1.05 per share. On December 29, 2011, the exercise price of both the 2009 Warrants and placement agent warrants was reduced to $0.50 per share. On December 21, 2012, the exercise price of the 2009 Warrants was reduced to $0.25 per share.

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the year ended June 30, 2013.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

Note 3 - Stockholders’ Equity (continued)

As of June 30, 2013, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$0.25
Issued – to Placement Agent	725,300	$0.25
Balance – December 31, 2009	3,385,300	$0.25
Balance – December 31, 2010	3,385,300	$0.25

Issued – for public relations	400,000	$0.50

Balance – December 31, 2011	3,785,300	$0.28

Balance – December 31, 2012	3,785,300	$0.28

Balance – June 30, 2013	3,785,300	$0.28

Note 4 - Property and Equipment

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(7,197)	(6,551)
	$1,091	$1,737

The Company incurred $646 and $1,174, respectively, in depreciation expense for each of the six months ended June 30, 2013 and 2012.

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the 2009 Private Placement.  These costs were capitalized and are charged to amortization expense over the life of the promissory notes.  As of June 30, 2013, the deferred financing fees are fully amortized.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

Note 6 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology.  Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement.  Accumulated amortization as of June 30, 2013 and 2012 was $184,192 and $148,542, respectively.  Amortization expense for each of the six months ended June 30, 2013 and 2012 was $17,825.  The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of June 30, 2013.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

On December 21, 2012 the 2009 Notes as described in the preceding paragraph were amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2012 to June 30, 2013 for $1,000,000 of the balance and December 31, 2013 for the remaining $1,000,000, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to provide that such notes shall, from January 1, 2013 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, and (iii) the exercise price of the 2009 Warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.50 per share to $0.25 per share. Upon amendment of the notes, interest was calculated on the entire $2,400,000 of promissory notes at a rate of 10% per year. Interest expense was accrued in the amount of $60,000 per quarter and shares are issued in lieu of cash payments.

On June 27, 2013, holders of 2009 Notes in the aggregate principal amount of $1,000,000 agreed to extend the maturity date of the notes from June 30, 2013 to December 31, 2013.

As of June 30, 2013, the Company issued 2,229,119 shares of its common stock in lieu of interest payments in the aggregate of $100,000 relating to the 2009 Notes in the aggregate principal of $2,400,000.

As of June 30, 2013, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding.  In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes.  The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes.  This discount was being amortized as well over the original life of the 2009 Notes.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

The net value of the 2009 Notes of $2,400,000 is included in the consolidated balance sheet at December 31, 2012.  As of June 30, 2013, $2,400,000 of the 2009 Notes are classified as a current liability. The modifications made to the debt instruments, did not constitute a material modification under ASC 470-50. The Company recorded the value of the shares as an expense in the consolidated statements of operations for the year ended December 31, 2011.

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

As of June, 2013, there is no provision for income taxes, current or deferred.

June 30, 2013
Net operating losses	$924,000
Valuation allowance	(924,000)
$-

At June 30, 2013 and 2012, the Company had a net operating loss carry forward in the amount of approximately $2,718,000 available to offset future taxable income through 2033.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended June 30, 2013 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0%

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

Note 9 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between January 31, 2014 and December 31, 2015. Rent expense for the Company’s facilities for the six months ended June 30, 2013 and 2012 totaled $8,446 and $8,603, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,
2013	$8,598
2014	5,063
2015	3,960
$17,621

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first.  As of June 30, 2013, the Company has $2,607,388 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product.

Note 10 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At June 30, 2013, the Company did not have any uninsured deposits.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

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

Concentrations in Accounts Receivable	June 30, 2013	June 30, 2012
Customer A	80%	70%
Customer B	10%	30%

Concentrations in Revenue	June 30, 2013	June 30, 2012
Customer A	53%	-
Customer B	39%	63%
Customer C	-	37%

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

Note 11 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

June 30, 2013
	Level 1	Level 2	Level 3	Total

Cash	$241,350	$-	$-	$241,350

Total assets	$241,350	$-	$-	$241,350

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

December 31, 2012
	Level 1	Level 2	Level 3	Total

Cash	$135,626	$-	$-	$135,626

Total assets	$135,626	$-	$-	$135,626

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2013

Note 11 - Fair Value Measurements (continued)

Original Issue Discount
Senior Secured Convertible
Promissory Notes

Balance, January 1, 2011	$1,459,209

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	1,200,791

Conversion of notes to common stock	(260,000)

Balance, December 31, 2011	$2,400,000

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Balance, December 31, 2012	$2,400,000

Balance, June 30, 2013	$2,400,000

Note 12 – Subsequent Events

On August 5, 2013, the Company issued 1,823,708 shares of common stock for payment of interest in lieu of cash.

On August 5, 2013, the Company issued 140,625 shares of common stock for services rendered in lieu of cash.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

Currently we are in our development stage and have recorded $195,595 of revenue for the three months ended June 30, 2013 compared to $171,001 of revenue for the three months ended June 30, 2012, an increase of $24,594 or 14.38%. We anticipate emerging from the development stage in fiscal 2014. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2013 were $122,059 as compared to $115,256 for the three months ended June 30, 2012, representing an increase of $6,803, or 5.90%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The increase in cost of revenues for this period was attributable to additional direct labor and subcontractor costs.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the three months ended June 30, 2013 was $42,688 as compared to $43,805 for the three months ended June 30, 2012, a decrease of $1,117 or 2.55%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor and health insurance costs.

Professional Fees

Professional fees for the three months ended June 30, 2013 were $63,638 as compared to $366,896 for the three months ended June 30, 2012, representing a decrease of $303,258, or 82.66%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The decrease in professional fees for this period was primarily the result of a reduction in expense attributed to the issuance of stock for services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2013 were $9,064 as compared to $9,500 for the three months ended June 30, 2012, representing a decrease of $436 or 4.59%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of depreciation expense.

General and Administrative

General and administrative expense for the three months ended June 30, 2013 was $10,091 as compared to $11,210 for the three months ended June 30, 2012, a decrease of $1,119 or 9.98%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to a reduction in public relations expense.

Interest Expense

Interest expense for the three months ended June 30, 2013was $59,972 as compared to $9,946 for the three months ended June 30, 2012, representing an increase of $50,026, or 502.98%. Interest expense was comprised of interest incurred on outstanding long-term debt. The increase in interest expense during this period was attributable to the extension of the debt and changes in terms to those agreements.

Net Loss

Our net loss for the three months ended June 30, 2013 was $111,917, as compared to $385,612 for the three months ended June 30, 2012, representing a decrease of $273,695, or 70.98%.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Currently we are in our development stage and have recorded $543,239 of revenue for the six months ended June 30, 2013 compared to $287,731 of revenue for the six months ended June 30, 2012, an increase of $255,508 or 88.80%. We anticipate emerging from the development stage in fiscal 2014. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2013 were $346,078 as compared to $187,021 for the six months ended June 30, 2012, representing an increase of $159,057, or 85.05%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The increase in cost of revenues for this period was attributable to additional direct labor and subcontractor costs.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the six months ended June 30, 2013 was $73,757 as compared to $89,066 for the six months ended June 30, 2012, a decrease of $15,309 or 17.19%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor and health insurance costs.

Professional Fees

Professional fees for the six months ended June 30, 2013 were $103,833 as compared to $424,908 for the six months ended June 30, 2012, representing a decrease of $321,075, or 75.56%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The decrease in professional fees for this period was primarily the result of a reduction in expense attributed to the issuance of stock for services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2013 were $18,471 as compared to $18,999 for the six months ended June 30, 2012, representing a decrease of $528 or 2.78%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of depreciation expense.

General and Administrative

General and administrative expense for the six months ended June 30, 2013 was $22,492 as compared to $26,029 for the six months ended June 30, 2012, a decrease of $3,537 or 13.59%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to a reduction in public relations expense.

Interest Expense

Interest expense for the six months ended June 30, 2013was $119,951 as compared to $19,855 for the six months ended June 30, 2012, representing an increase of $100,096, or 504.13%. Interest expense was comprised of interest incurred on outstanding long-term debt. The increase in interest expense during this period was attributable to the extension of the debt and changes in terms to those agreements.

Net Loss

Our net loss for the six months ended June 30, 2013 was $137,343, as compared to $478,147 for the six months ended June 30, 2012, representing a decrease of $340,804, or 71.28%.

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

At June 30, 2013 and December 31, 2012 we had cash of $241,350 and $135,626, respectively and working capital deficit of $2,412,914 and $2,380,702, respectively. The decrease in working capital was due to increase in the accruals. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash and cash equivalents provided by from operating activities was $105,724 for the six months ended June 30, 2013, as compared to net cash used in operating activities of $60,976 for the six months ended June 30, 2012. The increase in net cash provided by operating activities was attributable to increase in accounts payable coupled with a decrease in accounts receivable.

There were no investing activities for the six months ended June 30, 2013 or June 30, 2012. There was no cash used in investing activities because we did not add to plant and equipment.

There were no investing activities for the six months ended June 30, 2013 or June 30, 2012. There were no capital raising transactions during the reporting period.

Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. In addition, we have original issue discount notes in the aggregate principal of $2,400,000 that matures on December 31, 2013.  Such indebtedness is secured by substantially all of our assets. If we were to default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On August 5, 2013, we issued 1,823,708 shares of common stock for payment of interest in lieu of cash.

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
101
The following materials from Magnolia Solar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: August 12, 2013	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2013	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)