Form 10-Q
period 2013-09-30
Magnolia Solar Corp
filed 2013-11-12
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, the issuer had 33,835,268 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

ASSETS
	September 30, 2013	September 30, 2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalent	$181,932	$135,626
Accounts receiveable	246,740	267,116
Prepaid Expense	1,417	1,417
Total current assets	430,089	404,159

Fixed assets, net	1,013	1,737

OTHER ASSETS
License with Related Party, net of accumulated amortization	163,396	190,133
Total other asset	163,396	190,133

TOTAL ASSETS	$594,498	$596,029

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$454,646	$384,861
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,400,000	2,400,000
Total current liabilities	2,854,646	2,784,861

TOTAL LIABILITIES	2,854,646	2,784,861

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
32,304,702 and 28,167,063 shares issued and outstanding	32,305	28,167
Additional paid-in capital	1,894,605	1,747,583
Additional paid-in capital - warrants	962,297	962,297
Deficit accumulated during the development stage	(5,149,355)	(4,926,879)
Total stockholders' deficit	(2,260,148)	(2,188,832)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
	$594,498	$596,029

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2013

			JANUARY 8, 2008(INCEPTION)
	NINE MONTHS ENDED SEPTEMBER 30, 2013	NINE MONTHS ENDED SEPTEMBER 30, 2012	THROUGH SEPTEMBER 30, 2013

REVENUE	$669,784	$492,761	$2,733,935

COST OF REVENUES	413,978	319,526	1,700,307

GROSS PROFIT	255,806	172,235	1,033,628

OPERATING EXPENSE
Indirect and administrative labor	107,783	135,880	688,272
Professional fees	133,374	705,206	1,524,303
Depreciation and amortization expense	27,461	28,497	810,155
General and administrative	33,764	37,129	865,744
Total operating expenses	302,382	906,712	3,888,474

NON-OPERATING EXPENSES
Interest expense including amortization of OID
and debt discount, net	179,900	29,803	2,303,807
Forgiveness of debt	(4,000)	-	(9,298)
Total non-operating expenses	175,900	29,803	2,294,509

NET LOSS	$(222,476)	$(763,280)	$(5,149,355)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	29,828,504	26,987,575

NET LOSS PER SHARE
	$(0.01)	$(0.03

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2013

			JANUARY 8, 2008
	THREE	THREE	(INCEPTION)
	MONTHS ENDED	MONTHS ENDED	THROUGH
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2013	2012	2013

REVENUE	$126,545	$205,030	$2,733,935

COST OF REVENUES	$67,900	$132,505	$1,700,307

GROSS PROFIT	58,645	72,525	1,033,628

OPERATING EXPENSES
Indirect and administrative labor	34,026	46,813	688,272
Professional fees	25,041	280,298	1,524,303
Depreciation and amortization expense	8,990	9,498	810,155
General and administrative	11,272	11,100	865,744
Total operating expense	79,329	347,709	3,888,474

NON-OPERATING EXPENSES
Interest expense including amortization of OID
and debt discount, net	59,949	9,948	2,303,807
Forgiveness of debt	-	-	(9,298)
Total non-operating expenses	59,949	9,948	2,294,509

NET LOSS	$(80,633)	$(285,132)	$(5,149,355)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	31,549,189	27,660,475

NET LOSS PER SHARE	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(INCLUDING MOBILIS RELOCATION SERVICES - PRE-MERGER)

					Deficit
				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital-	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance- November 19, 2007	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	1,973,685	1,974	13,026	-	-	15,000

Common shares issued for cash - others	2,500,001	2,500	35,000	-	-	38,000

Net loss for the period ended March 31, 2008	-	-	-	-	(4,477)	(4,477)

Balance- March 31, 2008	4,473,686	4,474	48,526	-	(4,477)	(48,523)

Net loss for the year ended March 31, 2009	-	-	-	-	(31,115)	(35,115)

Balance- March 31, 2009	4,473,686	4,474	48,526	-	(35,592)	17,408

Net loss for the period April 1, 2009 through
December 30, 2009	-	-	-	-	(5,719)	(5,719)

To reflect the issuance of shares in the merger of
Magnolia Solar Corp., net of the cancellation of
founders shares	19,356,314	19,356	289,144	-	(126,151)	182,349

To reflect the issuance of warrants in the issuance
of the Original Issue Discount Promissory Notes	-	-	-	412,830	-	412,830

To reflect the issuance of warrants to the Placement Agent	-	-	-	454,976	-	454,976

Net loss for the period December 30, 2009 through
December 31, 2009	-	-	-	-	(49,440)	(49,440)

Balance- December 31, 2009	23,830,000	23,830	337,670	867,806	(216,902)	1,012,404

Common shares issued for services rendered	100,000	100	82,400	-	-	82,500

Net loss for the year ended December 31, 2010	-	-	-	-	(1,543,775)	(1,543,775)

Balance- December 31, 2010	23,930,000	23,930	420,070	867,806	(1,760,677)	(448,871)

Common shares issued for services rendered	400,000	400	78,350	-	-	78,750

To reflect the issuance of shares issued in
Conversion of OID Notes	1,040,000	1,040	258,960	-	-	260,000

To reflect the issuance of penalty shares related to
Amendment of OID Notes	1,300,000	1,300	271,700	-	-	273,000

Value of warrants issued for services	-	-	-	94,491	-	94,491

Net loss for the year ended December 31, 2011	-	-	-	-	(2,239,631)	(2,239,631)

Balance- December 31, 2011	26,670,000	26,670	1,029,080	(962,297)	(4,000,308)	(1,982,261)

Common shares issued for services rendered	1,155,000	1,155	688,845	-	-	690,000

Common shares issued for payment of interest	342,063	342	29,658	-	-	30,000

Net loss for the year ended December 31, 2012	-	-	-	-	(926,571)	(926,571)

Balance- December 31, 2012	28,167,063	28,167	1,747,583	962,297	(4,926,879)	(2,188,832)

Common shares issued for payment of interest	3,710,764	3,711	126,289	-	-	130,000

Common shares issued for services rendered	426,875	427	20,733	-	-	21,160

Net loss for the nine months ended September 30, 2013	-	-	-	-	(222,476)	(222,476)

Balance- September 30, 2013	32,304,702	$32,305	$1,894,605	$962,297	$(5,149,355)	$(2,260,148)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2013

			JANUARY 8, 2008
	NINE	NINE	(INCEPTION)
	MONTHS ENDED	MONTHS ENDED	THROUGH
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2013	2012	2013

CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss	$(222,476)	$(763,280)	$(5,149,355)

Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization expense	27,461	28,497	810,155
Common stock issued for services rendered	21,160	580,000	872,410
Common stock issued for penalty shares in the amendment
of the OID Notes	-	-	273,000
Common stock issued for payment of interest	130,000	20,000	160,000
Warrants issued for services rendered	-	-	94,491
Amortization of original issue discount and debt discount	-	-	2,082,830
Forgiveness of debt	(4,000)	-	(9,298)

Change in assets and liabilities:
(Increase) decrease in accounts receivable	20,376	(60,169)	(246,739)
(Increase) in prepaid expenses	-	-	(1,417)
Increase (decrease) in accounts payable and accrued expenses	73,785	107,626	463,943
Total adjustments	268,782	675,954	4,499,375
Net cash provided by (used in) operating activities	46,306	(87,326)	(649,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	-	(8,288)
Deferred financing fees paid in connection with funding	-	-	(154,800)
Net cash used in investing activities	-	-	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Repayment of loan payable - related party	-	-	(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	-	990,000
Net cash provided by financing activities	-	-	995,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,306	(87,326)	181,932

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	135,626	255,862	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$181,932	$168,536	$181,932

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
interest	$-	$-	$1,371

NON CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$21,160	$580,000	$872,410
Stock issued for penalty shares for the amendment of the OID Notes	$-	$-	$273,000
Stock issued for payment of interest	$130,000	$20,000	$160,000
Stock issued for conversion of OID Notes	$-	$-	$260,000
Warrants issued for services rendered	$-	$-	$94,491
Amortization of original issue discount and debt discount	$-	$-	$2,082,830

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $222,476 and $763,280 for the nine months ended September 30, 2013 and 2012, respectively, and $5,149,355 since January 8, 2008 (Inception). While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at September 30, 2013 and December 31, 2012, it had cash of $181,932 and $135,626, respectively, and will need to raise additional funds to carry out its business plan.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations.  The Company has had limited operating history to date.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.  The Company believes no allowance for doubtful accounts is necessary at September 30, 2013.  The Company does not charge interest on past due accounts.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

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

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of September 30, 2013.

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
SEPTEMBER 30, 2013

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

	September 30, 2013	September 30, 2012

Net loss	$(222,476)	$(763,280)

Weighted-average common shares outstanding (Basic)	29,828,504	26,987,575

Weighted-average common stock Equivalents Stock options	-	-

Warrants	3,785,300	3,785,300

Weighted-average common shares outstanding (Diluted)	33,613,804	30,772,875

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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
SEPTEMBER 30, 2013

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

In August 2013, the Company issued 1,823,708 shares of common stock at its fair value price ($0.04 per share) in lieu of interest payment for a value of $60,000.

In August 2013, the Company issued 140,625 shares of common stock for consulting services for a value of $4,500 at a fair market value price of $0.06 per share.

As of September 30, 2013, the Company had 32,304,702 shares issued and outstanding.

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

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the year ended September 30, 2013.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

Note 3 - Stockholders’ Equity (continued)

As of September 30, 2013, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$0.25
Issued – to Placement Agent	725,300	$0.25
Balance – December 31, 2009	3,385,300	$0.25

Balance – December 31, 2010	3,385,300	$0.25

Issued – for public relations	400,000	$0.50

Balance – December 31, 2011	3,785,300	$0.28

Balance – December 31, 2012	3,785,300	$0.28

Balance – September 30, 2013	3,785,300	$0.28

Note 4 - Property and Equipment

Property and equipment consisted of the following at September 30, 2013 (unaudited) and December 31, 2012:

	September 30, 2013	December 31, 2012

Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288

Accumulated depreciation	(7,275)	(6,551)

	$1,013	$1,737

The Company incurred $724 and $1,760, respectively, in depreciation expense for each of the nine months ended September 30, 2013 and 2012.

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the 2009 Private Placement.  These costs were capitalized and are charged to amortization expense over the life of the promissory notes.  As of September 30, 2013, the deferred financing fees are fully amortized.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

Note 6 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology.  Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement.  Accumulated amortization as of September 30, 2013 and 2012 was $193,104 and $157,454, respectively.  Amortization expense for each of the nine months ended September 30, 2013 and 2012 was $26,737.  The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of September 30, 2013.

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
SEPTEMBER 30, 2013

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

Effective December 21, 2012, the 2009 Notes as described in the preceding paragraph were amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2012 to June 30, 2013 for $1,000,000 of the balance and December 31, 2013 for the remaining $1,000,000, (ii) 2009 Notes in the aggregate principal amount of $400,000 were amended to adjust the conversion price of such notes from $1.00 to $0.25, (iii) 2009 Notes in the aggregate principal of $2,000,000 were amended to provide that such notes shall, from January 1, 2013 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, (iv) the exercise price of the 2009 Warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.50 per share to $0.25 per share.

On June 27, 2013, holders of 2009 Notes in the aggregate principal amount of $1,000,000 agreed to extend the maturity date of the notes from June 30, 2013 to December 31, 2013.

As of September 30, 2013, the Company issued 4,052,827 shares of its common stock in lieu of interest payments in the aggregate of $160,000 relating to the 2009 Notes in the aggregate principal of $2,400,000.

As of September 30, 2013, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding.  In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes.  The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes.  This discount was being amortized as well over the original life of the 2009 Notes.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

The net value of the 2009 Notes of $2,400,000 is included in the consolidated balance sheet at December 31, 2012.  As of September 30, 2013, $2,400,000 of the 2009 Notes are classified as a current liability. The modifications made to the debt instruments, did not constitute a material modification under ASC 470-50. The Company recorded the value of the shares as an expense in the consolidated statements of operations for the year ended December 31, 2011.

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

As of September, 2013, there is no provision for income taxes, current or deferred.

September 30, 2013

Net operating losses	$953,000
Valuation allowance	(953,000)

$-

At September 30, 2013, the Company had a net operating loss carry forward in the amount of approximately $2,801,000 available to offset future taxable income through 2033.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended September 30, 2013 is summarized below.

Federal statutory rate	(34.0)%

State income taxes, net of federal	0.0

Valuation allowance	34.0
0.0%

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

Note 9 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between January 31, 2014 and December 31, 2015. Rent expense for the Company’s facilities for the nine months ended September 30, 2013 and 2012 totaled $12,864 and $13,016, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2013	$4,299
2014	5,063
2015	3,960

$13,322

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first.  As of September 30, 2013, the Company has $2,733,934 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product.

Note 10 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At September 30, 2013, the Company did not have any uninsured deposits.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

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

Concentrations in Accounts Receivable:	September 30, 2013	September 30, 2012

Customer A	57%	63%
Customer B	26%	32%
Customer C	10%	*

Concentrations in Revenue:	September 30, 2013	September 30, 2012

Customer A	46%	*
Customer B	41%	57%
Customer C	10%	40%

* Customer did not exceed 10% for respective year

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

Note 11 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

September 30, 2013	Level 1	Level 2	Level 3	Total

Cash	$181,932	$-	$-	$181,932

Total assets	$181,932	$-	$-	$181,932

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

December 31, 2012	Level 1	Level 2	Level 3	Level 4

Cash	$135,626	$-	$-	$135,626

Total assets	$135,626	$-	$-	$135,626

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2013

Note 11 - Fair Value Measurements (continued)

Original Issue Discount Senior Secured Convertible Promissory Notes

Balance, January 1, 2011	$1,459,209

Realized gains/(losses)	-

Unrealized gains/(losses) relating to	-
instruments still held at the reporting date

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	1,200,791

Conversion of notes to common stock	(260,000)

Balance, December 31, 2011	$2,400,000

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Balance, December 31, 2012	$2,400,000

Balance, September 30, 2013	$2,400,000

Note 12 – Subsequent Events

On October 29, 2013, the Company issued 1,398,601 shares of common stock for payment of interest in lieu of cash.

On October 29, 2013, the Company issued 131,965 shares of common stock for services rendered in lieu of cash.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

Currently we are in our development stage and have recorded $126,545 of revenue for the three months ended September 30, 2013 compared to $205,030 of revenue for the three months ended September 30, 2012, a decrease of $78,485 or 38.28%. We anticipate emerging from the development stage in fiscal 2014. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2013 were $67,900 as compared to $132,505 for the three months ended September 30, 2012, representing a decrease of $64,605, or 48.76%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontractor costs for the solar cell development. The decrease in cost of revenues for this period was attributable to a reduction in the amount of subcontractor costs.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the three months ended September 30, 2013 was $34,026 as compared to $46,813 for the three months ended September 30, 2012, a decrease of $12,787 or 27.32%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor, health insurance and travel costs.

Professional Fees

Professional fees for the three months ended September 30, 2013 were $25,041 as compared to $280,298 for the three months ended September 30, 2012, representing a decrease of $255,257, or 91.07%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The decrease in professional fees for this period was primarily the result of a reduction in expense attributed to the issuance of stock for services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2013 were $8,990 as compared to $9,498 for the three months ended September 30, 2012, representing a decrease of $508 or 5.35%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of depreciation expense.

General and Administrative

General and administrative expense for the three months ended September 30, 2013 was $11,272 as compared to $11,100 for the three months ended September 30, 2012, an increase of $172 or 1.55%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The increase in general and administrative expense for this period was attributable to an increase in dues and subscriptions.

Interest Expense

Interest expense for the three months ended September 30, 2013was $59,949 as compared to $9,948 for the three months ended September 30, 2012, representing an increase of $50,001, or 502.62%. Interest expense was comprised of interest incurred on outstanding long-term debt. The increase in interest expense during this period was attributable to the extension of the debt and changes in terms to those agreements.

Net Loss

Our net loss for the three months ended September 30, 2013 was $80,633, as compared to $285,132 for the three months ended September 30, 2012, representing a decrease of $204,499, or 71.72%.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Currently we are in our development stage and have recorded $669,784 of revenue for the nine months ended September 30, 2013 compared to $492,761 of revenue for the nine months ended September 30, 2012, an increase of $177,023 or 35.92%. We anticipate emerging from the development stage in fiscal 2014. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2013 were $413,978 as compared to $319,526 for the nine months ended September 30, 2012, representing an increase of $94,452, or 29.56%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The increase in cost of revenues for this period was attributable to additional direct labor and subcontractor costs.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the nine months ended September 30, 2013 was $107,783 as compared to $135,880 for the nine months ended September 30, 2012, a decrease of $28,097 or 20.68%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor and health insurance costs.

Professional Fees

Professional fees for the nine months ended September 30, 2013 were $133,374 as compared to $705,206 for the nine months ended September 30, 2012, representing a decrease of $571,832, or 81.09%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The decrease in professional fees for this period was primarily the result of a reduction in expense attributed to the issuance of stock for services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2013 were $27,461 as compared to $28,497 for the nine months ended September 30, 2012, representing a decrease of $1,036 or 3.64%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of depreciation expense.

General and Administrative

General and administrative expense for the nine months ended September 30, 2013 was $33,764 as compared to $37,129 for the nine months ended September 30, 2012, a decrease of $3,365 or 9.06%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to a reduction in public relations expense.

Interest Expense

Interest expense for the nine months ended September 30, 2013was $179,900 as compared to $29,803 for the nine months ended September 30, 2012, representing an increase of $150,097, or 503.63%. Interest expense was comprised of interest incurred on outstanding long-term debt. The increase in interest expense during this period was attributable to the extension of the debt and changes in terms to those agreements.

Net Loss

Our net loss for the nine months ended September 30, 2013 was $222,476, as compared to $763,280 for the nine months ended September 30, 2012, representing a decrease of $540,804, or 70.85%.

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

At September 30, 2013 and December 31, 2012 we had cash of $181,932 and $135,626, respectively and working capital deficit of $2,424,557 and $2,380,702, respectively. The decrease in working capital was due to increase in the accruals. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2012 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash and cash equivalents provided by from operating activities was $46,306 for the nine months ended September 30, 2013, as compared to net cash used in operating activities of $87,326 for the nine months ended September 30, 2012. The increase in net cash provided by operating activities was attributable to increase in accounts payable coupled with a decrease in accounts receivable.

There were no investing activities for the nine months ended September 30, 2013 or September 30, 2012. There was no cash used in investing activities because we did not add to plant and equipment.

There were no financing activities for the nine months ended September 30, 2013 or September 30, 2012. There were no capital raising transactions during the reporting period.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We have incurred substantial indebtedness that matures on December 31, 2013 and if we were to default, we could be forced to suspend or cease operations altogether.

We have very limited funds and we have $2,400,000 of original issue discount senior secured convertible notes that mature on December 31, 2013. Such indebtedness is secured by substantially all of our assets.  We intend to negotiate with the holders of the notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that we will be successful in reaching satisfactory agreements with holders of the notes or that we will reach agreement at all. Furthermore, our ultimate success depends upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we were to default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

    N/A.

ITEM 5. OTHER INFORMATION.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On October 29, 2013, we issued 1,398,601 shares of common stock for payment of interest in lieu of cash.

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
101
The following materials from Magnolia Solar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: November 12, 2013	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)