Form 10-K/A
period 2012-12-31
Magnolia Solar Corp
filed 2013-12-24
CIK 1437491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Magnolia Solar Corporation (the “Company”) to amend its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 28, 2013 (the “Original Filing”). This Amendment is being filed solely to (i) provide an updated audit report in which the Company’s auditor has revised its opinion in the audit report filed with the Original Filing to change the word “significant” to “substantial” in the last paragraph of the audit report, and (ii) include Exhibit 23.1 of the Company’s auditor which was inadvertently omitted from the Original Filing. The Company has included in this Amendment the complete text of Item 8 with the revised audit report, however no changes have been made to the financial statements appearing herein.

Except for the foregoing, the Original Filing remains unchanged. This Amendment does not reflect any events that may have occurred subsequent to the Original Filing of March 28, 2013, nor does it modify or otherwise update in any way the disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

2

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in process of continuing its development of its thin film solar cell technology and has substantial losses as a result of this. The lack of profitable operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition
Revenue is recognized from private and public sector contracts that are time and material type contracts.  These revenues are recognized in accordance with ASC 605,  Revenue Recognition .  The Company recognizes revenue when; (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable and (4) collectability is reasonably assured.

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

Recently Issued Accounting Standards
In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS . FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company has adopted this amended guidance on October 1, 2012. It does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

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

Note 12 – Subsequent Events

On January 29, 2013, the Company issued 211,078 shares of common stock for payment of interest in lieu of cash.

PART IV

 Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
23.1	Consent of KBL, LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: December 23, 2013	By:	/s/ Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: December 23, 2013	By:	/s/ Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Ashok K. Sood
Dr. Ashok K. Sood	President, Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2013

/s/ Yash R. Puri
Dr. Yash R. Puri	Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)	December 23, 2013

4