Form 10-K
period 2013-12-31
Magnolia Solar Corp
filed 2014-03-28
CIK 1437491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $410,930.

As of March 24, 2014, there were 34,978,955 shares of common stock, par value $0.001 per share, outstanding.

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

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;
●	competitive factors in the industries in which we compete;
●	changes in tax requirements (including tax rate changes, new tax laws and revised tax law interpretations);
●	the outcome of litigation and governmental proceedings;
●	interest rate fluctuations and other changes in borrowing costs;
●	other capital market conditions, including availability of funding sources; and
●	changes in government regulations.

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

Our research and development effort is located at the Albany Nanotech Center of the College of Nanoscale Science and Engineering (CNSE) in Albany. We are also part of the Photovoltaic Manufacturing Initiative (PVMI) funded by the U.S. Department of Energy under the Sun Shot program. In addition, State of New York and the New York State Energy Research and Development Agency (NYSERDA) have invested approximately $100 million to build a new facility for the Photovoltaic Manufacturing Initiative next generation Copper Indium Selenide (CIGS) based manufacturing process development. Due to our membership in PVMI, we also have access for our research and development activity to the CNSE’s Solar Energy Development Center in Halfmoon, New York. This is a 100 kilowatt prototyping facility which we believe is ideal for our development effort. We believe that our use of this facility for development presently eliminates the capital needed to develop a dedicated facility to refine, evaluate, and finalize our technology program.

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

●	We have filed several patents to protect our intellectual property and are adding key technical personnel to validate and commercialize these solar cell technologies. Our goal is to increase our solar cells’ efficiency from the present thin film solar cell efficiency of about 11%-13% to those rivaling efficiencies of crystalline photovoltaic cells in a commercial environment at a cost potentially reaching $0.50 per watt.

●	Our technology development is in part supported by various government grants and we have received the following awards to advance the development of our technology:

●	We received our first purchase order for a $1 million award from the New York State Energy Research and Development Authority (“NYSERDA”) for the development of advanced thin-film solar cells using our technology, in partnership with the College of Nanoscale Science and Engineering (“CNSE”) at the University of Albany. This work successfully transitioned from the first phase to the next phase and the work on this contract is ongoing at present;

●	We were awarded a contract from the National Aeronautical and Space Administration (NASA) for the development of a quantum-well waveguide technology for solar cell. The work on the NASA contract has been completed. The amount of the award was $99,999;

●	We were awarded a Phase I Small Business Innovation Research / Small Business Technology Transfer (SBIR/STTR) contract from the U.S. Air Force to study the development of flexible, lightweight, ultra-high efficiency solar cells. The Phase I contract was for $99,999. Following the work for this contract which demonstrated our approach to simultaneously increase the current and voltage output of photovoltaic devices for space power applications, the U.S. Air Force has extended the contract to Phase II of the SBIR/STTR to demonstrate the technology. The amount of the Phase II award is $750,000 and the work on this contract is currently underway;

●	We received a second Phase I award from the U.S. Air Force to develop ultra-high efficiency, single junction quantum dot solar cells that can potentially match the efficiency of multiple junction solar cells at significantly lower costs. The contract amount was $99,999. Following the work on this contract demonstrating our approach to ultra-high efficiency, thin-film solar cells, the U.S. Air Force awarded Magnolia Solar a second Phase II STTR contract to demonstrate the technology. The amount of the Phase II award is $750,000 and work on this contract is currently under way;

●	We received an innovative product development contract from NYSERDA. The baseline program award is $250,000. The goal of this contract is to improve the performance of thin film solar cells by incorporating advanced light trapping techniques and nanostructured optical coatings. Work on this contract has been completed.

In addition to these developmental activities, we also benefit from the critical technologies being developed by Magnolia Optical Technologies, Inc. (“Magnolia Optical”), a company controlled by our two executive officers and directors, Ashok Sood and Yash Puri. Magnolia Optical has been at the forefront of pioneering the development of thin film, optical, and advanced solar cell technologies for high efficiency solar cells using nano-materials and technologies to use Ultraviolet, Visible and Infrared part of the electromagnetic spectrum for imaging sensors and solar cell applications for Defense and Terrestrial Application. Magnolia Optical Technologies, Inc., a Delaware Corporation, has been in business since May 2000 and is a government-approved contractor for advanced technology developments. Magnolia Optical has, to date, received over $13 million funding support from Defense Advanced Research Projects Agency (DARPA) and other Department of Defense (DOD) agencies, NASA and NSF to fund the development of the advanced nanostructure-based technologies for optical and solar cell applications.

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

We have filed a series of U.S. utility and provisional patent applications. The utility patent applications claim the benefits of previously filed provisional applications. The utility and provisional patent applications filed over the past year detail a number of photovoltaic solar cell device designs and methods of manufacturing. The technologies related to these patent filings address the fundamental performance limitations in existing thin-film solar cells. The engineering employed in our patent-pending technology is designed to increase the photovoltaic operating voltage while capturing a larger part of the solar spectrum, and the unique nanostructure-based optical coatings minimize reflection losses which enhances the light trapping within the photovoltaic devices. These technologies result in higher solar electric conversion efficiency by increasing both the voltage and current output of thin-film solar cells.

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

●	Single crystal silicon
●	Poly-crystalline cells
●	Ribbon silicon cells

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

Thin Film Solar Cells

Thin film solar cells are gaining popularity owing to their ability to minimize the usage of semiconductor materials and thus potentially lower the cost of photovoltaic modules.  There are several different thin film technologies that are under development for both the military satellite market and the terrestrial market. The varieties of thin film solar technologies undergoing commercialization include:

●	CIGS cells
●	CdTe/CdS cells
●	Amorphous-silicon thin film solar cells
●	Multi-junction GaAs cells for space power applications

There are second-generation, thin-film technologies that are under development that can provide higher solar cell efficiency. Thin-film solar cell technologies have steadily gained market share from the incumbent crystalline silicon producers owing to low manufacturing cost.

Magnolia Solar Cell and Anti-Reflection Coating Approach

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

Optical reflection losses limit the performance of a wide variety of photonic and photovoltaic devices.  We have demonstrated nanostructured optical coatings that can reduce reflection losses and enhance the performance of solar cells. Nanostructured optical coatings can be applied to the top surface of semiconductor solar cells to reduce reflection losses over a wide range of wavelengths and incident angles.  Anti-reflection (AR) coatings are an indispensable component of solar cell devices to reduce or suppress reflection losses, thus increasing the amount of light entering the solar cells device and enhancing the power conversion efficiency. We demonstrated antireflection coatings comprised of step-graded, nanostructured SiO2 have been shown to significantly increase the transmittance through the optical glass windows. Our double-sided, nanostructured SiO2 coatings outperform conventional MgF2 coatings, achieving average transmittance values in excess of 98% over a broad spectrum and wide range of incident angles. The demonstrated ultra-high broadband performance of nanostructured SiO2 anti-reflection coatings can benefit high performance single- and multi-junction solar cells.

Light trapping can dramatically improve solar cell performance by increasing the optical path length of photons within the thin film absorber layers. To further enhance the performance of the thin film solar cell, the bottom contact should also reflect unabsorbed light back into the CIGS thin film solar cell. Internal reflectors and light trapping structures on the underside of a semiconductor structure can improve the performance of a variety of photovoltaic devices and thin-film solar cells. By incorporating a high-performance back reflector, unabsorbed photons can be recycled and scattered back into the active region of a solar cell device. We are developing a conductive omnidirectional back reflector employing nanostructured indium tin oxide (ITO). This is intended to diffuse the light as well, maximize the optical path length in the absorber layers.

We are developing next generation nanostructure based CIGS thin film solar cells. Our cell design takes advantage of quantum structures such as quantum dots to enhance the solar cell efficiency beyond what is achievable today in CIGS thin film solar cells. Conventional solar cell modules are both heavy and rigid, typically employing fragile silicon wafers and thick panes of protective glass.  While these panels are suitable for fixed installations on rooftops and fields, flexible photovoltaic modules can provide a mobile source of electrical power for a wide variety of emerging applications in both terrestrial and space environments.  We are developing flexible solar cell technologies for mobile and portable power applications.  Our goal is to demonstrate solar cell efficiency in flexible CIGS greater than 20 percent.

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents and trade secrets, as well as associate and third party confidentiality agreements, to safeguard our intellectual property. Since January 2010 we have filed several patent applications to protect inventions arising from our research and development, and are currently pursuing patent applications in the U.S. Our patent applications and any future patent applications might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive may be challenged, invalidated, or declared unenforceable.

With respect to proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on, among other things, trade secret protection and confidentiality agreements to safeguard our interests. We believe that many elements of our PV technology involve proprietary know-how, technology, or data that are not covered by patents or patent applications, including technical processes, equipment designs, algorithms, and procedures. We have taken security measures to protect these elements. All of our research and development personnel have entered into confidentiality and proprietary information agreements with us. We also require our business partners to enter into confidentiality agreements before we disclose any sensitive aspects of our technology or business plans.

We have not been subject to any material intellectual property claims.

Competition

We are currently in the development stage and do not sell a finished product. Since our end product will provide an energy source to convert the renewable solar energy to electricity, we will face competition from all forms of renewable energy technologies, including wind, hydropower, geothermal, biomass, and tidal technologies, as well as from other approaches to convert sun light to electricity. There is intense competition in the renewable energy market, specifically in the solar photovoltaic sector. There are already many established companies that sell solar cells and modules. During 2013, we estimate that there were several hundred manufacturers of solar cells and modules with aggregate installed capacity exceeding global demand. This has resulted in a significant drop in the prices of solar modules. One of the principal drivers of competition is price per watt, which is a function of the underlying technology and production capacity. In addition, some sovereign nations actively support competitors located in those countries. This allows competitors from those countries to sometimes price finished products below their costs. While some countries are taking steps to offset these subsidies by imposing tariffs on imports, the global competition remains very intense. Success in this highly competitive environment will depend on attaining high efficiencies at low costs, without the use of sustained government subsidies.

Customers

We are still in the development stage and do not presently have any customers. We have used samples of anti-reflection coatings for evaluation. We continue to pursue establishing relationships with various companies and explore collaborations with them. As we exit the development stage, which is expected to occur in 2015, and commence the production of our solar cells and/or anti-reflective coatings, we expect to target federal civilian and military agencies and commercial customers including large corporations, non-governmental organizations, universities and solar powered electric generating stations.

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

Employees

As of March 24, 2014, we had 4 part-time employees. Three of these employees work in technology development and one employee primarily performs administrative functions.

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

Our operating subsidiary, Magnolia Solar, was organized on January 8, 2008, and has had only limited operations since our inception upon which to evaluate our business prospects. As a result, investors do not have access to the same type of information in assessing their proposed investment as would be available to purchasers in a company with a history of prior operations. Although the technology for solar cells we are commercializing has been developed by Magnolia Optical, a related company which has received federal funding for several projects over the last thirteen years, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management’s potential underestimation of initial and ongoing costs. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We have a history of losses and can provide no assurance of our future operating results.

We are a development stage company and may not succeed in commercializing any products which will generate revenues. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2013 and 2012, we had working capital deficit of $(2,505,739) and $(2,380,702) respectively, and stockholders’ deficit of $(2,350,321) and $(2,188,832), respectively. For the years ended December 31, 2013 and 2012, we incurred net losses of $(377,149) and $(926,571). We may never achieve profitability. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

We have incurred substantial indebtedness.

We have Original Issue Discount Notes in the aggregate principal of $2,400,000 that mature on December 31, 2014. Such indebtedness is secured by substantially all of our assets. If we were to default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether. We may incur significant additional indebtedness in the future. If we incur a substantial amount of additional indebtedness, the related risks that we face could become more significant.

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

According to the BP Statistical Review of World Energy published in 2013, the installed solar PV capacity was about 100 Gigawatt hours at the end of 2012. Total global production of electricity was about 22,504 terawatt hours in 2012. Thus, at the end of 2012 less than 1 percent electric power came from solar photovoltaic sources. Even with many advances in the solar photovoltaic technology, adoption of solar photovoltaic power technology by energy users remains low and the total solar electricity production capacity remains well below one percent of the world consumption of electricity. Thus, the solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If our products are not accepted by the market, our business, prospects, results of operations and financial condition will suffer. Moreover, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our proposed products and our ability to sell them at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including, but not limited to:

●	failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;

●	competition from conventional energy sources and alternative distributed generation technologies, such as wind energy;

●	failure to develop and maintain successful relationships with suppliers, distributors and strategic partners; and

●	customer acceptance of our products.

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

Commercializing our planned solar modules and processes depends on a number of factors, including but not limited to:

●	further product and manufacturing process development;

●	development of certain critical tools and production capabilities;

●	development and management of our supply chain;

●	development and management of our distribution channels; and

●	demonstration of efficiencies that will make our products attractively priced;

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

The global solar electricity production capacity remains well below one percent of the world consumption of electricity. Thus, the market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues in the future to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we intend to target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

●	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

●	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

●	success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

●	fluctuations in economic and market conditions that impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

●	capital expenditures by customers that tend to decrease when the United States or global economy slows;

●	continued deregulation of the electric power industry and broader energy industry; and

●	availability of government subsidies and incentives.

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

A drop in the retail price of conventional energy or non-solar alternative energy sources may negatively impact our business.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2014 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on behalf of our post-reverse merger company.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” following the reverse merger, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results; and

●	inability to develop or acquire new or needed technology.

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

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

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

Our directors and executive officers own or control a significant percentage of our common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. Our current officers and directors own an aggregate of 16,400,000 shares of our common stock or a total of approximately 47% of the voting power of all our outstanding shares of stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our Articles of Incorporation or By-laws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Exercise of options and warrants may have a dilutive effect on our common stock.

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various exercise or conversion prices of such convertible securities, exercise or conversion of such convertible securities would have a dilutive effect on our common stock. As of December 31, 2013, we had (i) outstanding warrants to purchase 3,785,300 shares of our common stock at an exercise price of $0.10 per share, (ii) outstanding placement agent warrants and placement agent retainer warrants to purchase 725,300 shares of our common stock at an exercise price of $0.10 per share, and (iii) outstanding notes, the principal of which is convertible into 9,600,000 shares of our common stock at a conversion price of $0.25 and the interest of which is convertible at 90% of the volume weighted average price of our common stock during the 20 trading days prior to the interest payment date.  In addition, in February, 2013, we adopted the Magnolia Solar Corporation 2013 Incentive Stock Plan which authorizes for issuance up to 5,500,000 shares of our common stock under the plan, of which 553,577 have been issued. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

We lease our Woburn, Massachusetts headquarters, consisting of approximately 360 square feet of office space, at $341 per month. The lease expires on December 30, 2015. We also lease office space in the Albany Nanotech Center of the College of Nanoscale Science and Engineering in Albany, New York. This office space consists of approximately 430 square feet at a monthly rent of $1,102.96, and the lease expires on January 31, 2015.

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

FISCAL YEAR 2013	HIGH	LOW
First Quarter	$0.09	$0.03
Second Quarter	$0.12	$0.03
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.07	$0.04

FISCAL YEAR 2012	HIGH	LOW
First Quarter	$0.21	$0.05
Second Quarter	$0.13	$0.06
Third Quarter	$0.15	$0.08
Fourth Quarter	$0.08	$0.03

According to the records of our transfer agent, as of March 24, 2014, there were approximately 61 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2013 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

On February 4, 2013, our Board of Directors adopted the Magnolia Solar Corporation 2013 Incentive Stock Plan (the “Plan”).  The purpose of the Plan is to retain executives and selected employees and consultants and reward them for making contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the Plan thereby providing participants with a proprietary interest in our growth and performance. Under the Plan, 5,500,000 shares of our common stock have been reserved.  The Plan shall be administered by our Board of Directors.

During the year ended December 31, 2013, we granted 458,840 shares of common stock under the Plan. As of December 31, 2013, 5,041,160 shares of common stock remain available for issuance under the Plan.

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

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

Currently we are in our development stage and have recorded $738,122 of revenue for the year ended December 31, 2013 compared to $648,477 of revenue for the year ended December 31, 2012 an increase of $89,645 or 13.82%. We anticipate emerging from the development stage in fiscal year end 2015. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the year ended December 31, 2013 were $460,406 as compared to $415,004 for the year ended December 31, 2012, an increase of $45,402 or 10.94%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The increase in cost of revenues for this period was attributable to additional direct labor, subcontractor and other direct costs.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the year ended December 31, 2013 was $169,559 as compared to $192,083 for the year ended December 31, 2012, a decrease of $22,524 or 11.73%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor and health insurance costs.

Professional Fees

Professional fees for the year ended December 31, 2012 were $167,836 as compared to $731,254 for the year ended December 31, 2012, a decrease of $563,418 or 77.05%. Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The decrease in professional fees for this period was primarily the result of a reduction in expense attributed to the issuance of stock for services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2013 was $36,452 as compared to $37,997 for the year ended December 31, 2012, a decrease of $1,545 or 4.07%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of amortization of debt expense.

General and Administrative

General and administrative expense for the year ended December 31, 2013 was $45,146 as compared to $164,254 for the year ended December 31, 2012, a decrease of $119,108 or 72.51%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to a reduction in public relations expense.

Interest Expense

Interest expense for the year ended December 31, 2013 was $239,872 as compared to $39,754 for the year ended December 31, 2012, an increase of $200,118 or 500.03%. Interest expense was comprised of interest incurred on outstanding long-term debt. The increase in interest expense during this period was attributable to the extension of the debt and changes in terms to those agreements.

Net Loss

As a result of the aforesaid, our net loss was $377,149 for the year ended December 31, 2013, as compared to a net loss of $926,571 for the year ended December 31, 2012, a decrease of $549,422 or 59.30%.

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

At December 31, 2013 and December 31, 2012 we had cash of $118,172 and $135,626 respectively and working capital deficit of $2,505,739 and $2,380,702, respectively. The decrease in working capital was due to increase in the accruals and decreases to cash and accounts receivable. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash and cash equivalents used in operating activities was $17,454 for the year ended December 31, 2013, as compared to net cash used in operating activities of $120,236 for the year ended December 31, 2012. The decrease in net cash used in operating activities was attributable to increase in accrued expenses coupled with a decrease in accounts receivable.

There were no investing activities for the year ended December 31, 2013 or December 31, 2012. There was no cash used in investing activities because we did not add to plant and equipment.

There were no financing activities for the year ended December 31, 2013 or December 31, 2012. There were no capital raising transactions during the reporting period.

Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. In addition, we have original issue discount notes in the aggregate principal of $2,400,000 that matures on December 31, 2014.  Such indebtedness is secured by substantially all of our assets. If we were to default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Directors of
Magnolia Solar Corporation

We have audited the accompanying consolidated balance sheets of Magnolia Solar Corporation (the "Company") (a development stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2013 and 2012 and period January 8, 2008 (Inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Solar Corporation (a development stage company) as of December 31, 2013 and 2012, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012 and period January 8, 2008 (Inception) through December 31, 2013 in conformity with U.S. generally accepted accounting principles.

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

KBL, LLP

/s/KBL, LLP
New York, NY
March 28, 2014

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND DECEMBER 31, 2012

ASSETS
	December 31,	December 31,
	2013	2012
CURRENT ASSETS
Cash	$118,172	$135,626
Accounts receivable	226,625	267,116
Prepaid expense	1,417	1,417
Total current assets	346,214	404,159

Fixed assets, net	935	1,737

OTHER ASSETS
License with Related Party, net of accumulated amortization	154,483	190,133
Total other assets	154,483	190,133

TOTAL ASSETS	$501,632	$596,029

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$451,953	$384,861
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,400,000	2,400,000
Total current liabilities	2,851,953	2,784,861

TOTAL LIABILITIES	2,851,953	2,784,861

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
33,835,268 and 28,167,063 shares issued and outstanding	33,836	28,167
Additional paid-in capital	1,957,574	1,747,583
Additional paid-in capital - warrants	962,297	962,297
Deficit accumulated during the development stage	(5,304,028)	(4,926,879)
Total stockholders' deficit	(2,350,321)	(2,188,832)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$501,632	$596,029

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2013

			JANUARY 8, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2013	2012	2013

REVENUE	$738,122	$648,477	$2,802,273

COST OF REVENUES	460,406	415,004	1,746,735

GROSS PROFIT	277,716	233,473	1,055,538

OPERATING EXPENSES
Indirect and administrative labor	169,559	192,083	750,048
Professional fees	167,836	731,254	1,558,765
Depreciation and amortization expense	36,452	37,997	819,146
General and administrative	45,146	164,254	877,126
Total operating expenses	418,993	1,125,588	4,005,085

OTHER INCOME (EXPENSE)
Interest expense including amortization of OID
and debt discount, net	239,872	39,754	2,363,779
Forgiveness of debt	(4,000)	(5,298)	(9,298)
Total other income (expense)	235,872	34,456	2,354,481

LOSS BEFORE PROVISION FOR
INCOME TAXES	(377,149)	(926,571)	(5,304,028)

PROVISION OF INCOME TAXES	-	-	-

NET LOSS	$(377,149)	$(926,571)	$(5,304,028)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	30,839,830	27,179,474

NET LOSS PER SHARE	$(0.01)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2013
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

The accompanying notes are an integral part of these consolidated financial statements.

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2013
(INCLUDING MOBILIS RELOCATION SERVICES - PRE-MERGER)

				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - December 31, 2010 (continued)	23,930,000	23,930	420,070	867,806	(1,760,677)	(448,871)

Common shares issued for services rendered	400,000	400	78,350	-	-	78,750

To reflect the issuance of shares issued in
Conversion of OID Notes	1,040,000	1,040	258,960	-	-	260,000

To reflect the issuance of penalty shares related to
Amendment of OID Notes	1,300,000	1,300	271,700	-	-	273,000

Value of warrants issued for services	-	-	-	94,491	-	94,491

Net loss for the year ended December 31, 2011	-	-	-	-	(2,239,631)	(2,239,631)

Balance - December 31, 2011	26,670,000	26,670	1,029,080	962,297	(4,000,308)	(1,982,261)

Common shares issued for services rendered	1,155,000	1,155	688,845	-	-	690,000

Common shares issued for payment of interest	342,063	342	29,658	-	-	30,000

Net loss for the year ended December 31, 2012	-	-	-	-	(926,571)	(926,571)

Balance - December 31, 2012	28,167,063	28,167	1,747,583	962,297	(4,926,879)	(2,188,832)

Common shares issued for payment of interest	5,109,365	5,110	184,890	-	-	190,000

Common shares issued for services rendered	558,840	559	25,101	-	-	25,660

Net loss for the year ended December 31, 2013	-	-	-	-	(377,149)	(377,149)

Balance - December 31, 2013	33,835,268	$33,836	$1,957,574	$962,297	$(5,304,028)	$(2,350,321)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2013

			JANUARY 8, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(377,149)	$(926,571)	$(5,304,028)

Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization expense	36,452	37,997	819,146
Common stock issued for services rendered	25,660	690,000	876,910
Common stock issued for penalty shares in the amendment
of the OID Notes	-	-	273,000
Common stock issued for payment of interest	190,000	30,000	220,000
Warrants issued for services rendered	-	-	94,491
Amortization of original issue discount and debt discount	-	-	2,082,830
Forgiveness of debt	(4,000)	(5,298)	(9,298)

Change in assets and liabilities:
(Increase) decrease in accounts receivable	40,491	(20,006)	(226,624)
(Increase) in prepaid expenses	-	-	(1,417)
Increase in accounts payable and accrued expenses	71,092	73,642	461,250
Total adjustments	359,695	806,335	4,590,288
Net cash used in operating activities	(17,454)	(120,236)	(713,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	-	(8,288)
Deferred financing fees paid in connection with funding	-	-	(154,800)
Net cash used in investing activities	-	-	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Repayment of loan payable - related party	-	-	(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	-	990,000
Net cash provided by financing activities	-	-	995,000

NET INCREASE (DECREASE) IN CASH	(17,454)	(120,236)	118,172

CASH - BEGINNING OF PERIOD	135,626	255,862	-

CASH - END OF PERIOD	$118,172	$135,626	$118,172

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH DECEMBER 31, 2013

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$1,371
Income taxes	$1,658	$1,352	$7,812

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$25,660	$690,000	$876,910
Stock issued for penalty shares for the amendment of the OID Notes	$-	$-	$273,000
Stock issued for payment of interest	$190,000	$30,000	$220,000
Stock issued in conversion of OID Notes	$-	$-	$260,000
Warrants issued for services rendered	$-	$-	$94,491
Amortization of original issue discount and debt discount	$-	$-	$2,082,830

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 1 – Organization and Nature of Business

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

Since 2010, the Company filed a series of U.S. utility patent relating to the technologies under development.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $377,149 and $926,571 for the years ended December 31, 2013 and 2012, respectively, and $5,304,028 since January 8, 2008 (Inception). While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at December 31, 2013 and December 31, 2012, it had cash of $118,172 and $135,626, respectively, and will need to raise additional funds to carry out its business plan.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations.  The Company has had limited operating history to date.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

On December 21, 2012 and June 27, 2013, the 2009 Notes as described in the preceding paragraph were amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2012 to December 31, 2013, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to provide that such notes shall, from January 1, 2013 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, and (iii) the exercise price of warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.50 per share to $0.25 per share.

On December 29 and 31, 2013, the 2009 Notes as described in the preceding paragraphs were amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,400,000 were amended to extend the maturity dates from December 31, 2013 to December 31, 2014, and (ii) the exercise price of the warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.25 per share to $0.10 per share. Additionally, the Company also agreed to extend the expiration date of warrants to purchase an aggregate of 2,660,000 shares of common stock from December 31, 2014 to December 31, 2016.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Note 2 - Summary of Significant Accounting Policies

Development Stage Company
The Company is considered to be in the development stage as defined in ASC 915, Accounting and Reporting by Development Stage Enterprises. The Company has devoted substantially all of its efforts to the development of their thin film solar cell technology in the development contracts with governmental agencies they have entered into, corporate formation and the raising of capital.  The Company has generated revenues from agreements entered into that are for the development of their products and not the sales of their products.  These contracts are one-time contracts that support the Company's development.  The Company anticipates emerging from the development stage in 2015 upon completion of the development of their products.

Basis of Accounting
The financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Principles of Consolidation
The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the entities at December 31, 2013 and 2012 as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest at December 31, 2013 and 2012

Magnolia Solar, Inc.	Delaware, U.S.A.	January 8, 2008	100%

All inter-company balances and transactions have been eliminated.

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
DECEMBER 31, 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.  The Company believes no allowance for doubtful accounts is necessary at December 31, 2013 and 2012.  The Company does not charge interest on past due accounts.

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

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of December 31, 2013 and 2012.

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
DECEMBER 31, 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents as of December 31, 2013 and 2012.

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

Revenue from inception to December 31, 2013 has been primarily from research and development grants or contracts to develop solar cells using the Company’s technology.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2012 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

	December 31,	December 31,
	2013	2012

Net loss	$(377,149)	$(926,571)

Weighted-average common shares
outstanding (Basic)	30,839,830	27,179,474

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,785,300	3,785,300

Weighted-average common shares
outstanding (Diluted)	34,625,130	30,964,774

Stock based compensation
The Company applies ASC No. 718 and ASC Subtopic No. 505-50, Equity-Based Payments to Non Employees, to options and other stock based awards issued to nonemployees. In accordance with ASC No. 718 and ASC Subtopic No. 505-50, the Company uses the Black-Scholes option pricing model to measure the fair value of the options at the measurement date.

Recently Issued Accounting Standards
During July 2013, the FASB issued an Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”)”.  The objective of ASU 2013-11 is to clarify the financial presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years beginning after December 15, 2013.  The Company does not expect that the adoption of ASU 2013-11 will have a significant impact on the presentation of its financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
DECEMBER 31, 2013

Note 3 - Stockholders’ Equity (continued)

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
DECEMBER 31, 2013

Note 3 - Stockholders’ Equity (continued)

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

In October 2013, the Company issued 1,398,601 shares of common stock at its fair value price ($0.05 per share) in lieu of interest payment for a value of $60,000.

In October 2013, the Company issued 131,965 shares of common stock for consulting services for a value of $4,500 at a fair market value price of $0.07 per share.

As of December 31, 2013, the Company had 33,835,268 shares issued and outstanding.

Warrants
Following the closing of the Reverse Merger in December 2009, the Company issued five-year callable warrants (the “2009 Warrants”) to purchase an aggregate of 2,660,000 shares of common stock exercisable at $1.25 per share to investors in a private placement (the “2009 Private Placement”) and further issued seven year placement agent warrants to purchase an aggregate of 725,300 shares of common stock exercisable at $1.05 per share. On December 29, 2011, the exercise price of both the 2009 Warrants and placement agent warrants was reduced to $0.50 per share. On December 21, 2012, the exercise price of the 2009 Warrants and placement agent warrants was reduced to $0.25 per share. On December 23, 2013, the exercise price of the 2009 Warrants and placement agent warrants was further reduced to $0.10 per share. Additionally, the Company also agreed to extend the expiration date of the 2009 Warrants from December 31, 2014 to December 31, 2016.

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the year ended December 31, 2013.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 3 - Stockholders’ Equity (continued)

As of December 31, 2013, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$0.10
Issued – to Placement Agent	725,300	$0.10
Balance – December 31, 2009	3,385,300	$0.10
Balance – December 31, 2010	3,385,300	$0.10
Issued – for public relations	400,000	$0.50
Balance – December 31, 2011	3,785,300	$0.14
Balance – December 31, 2012	3,785,300	$0.14
Balance – December 31, 2013	3,785,300	$0.14

Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012

Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(7,353)	(6,551)

	$935	$1,737

The Company incurred $802 and $2,347, respectively, in depreciation expense for each of the years ended December 31, 2013 and 2012.

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the 2009 Private Placement.  These costs were capitalized and are charged to amortization expense over the life of the promissory notes.  As of December 31, 2013, the deferred financing fees are fully amortized.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 6 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology.  Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement.  Accumulated amortization as of December 31, 2013 and 2012 was $202,017 and $166,367, respectively.  Amortization expense for each of the years ended December 31, 2013 and 2012 was $35,650.  The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2013.

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

Amended Notes
On December 29, 2011, the Company entered into amendment agreements with holders of the 2009 Notes and 2009 Warrants.  Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $260,000 were converted into an aggregate of 1,040,000 shares of common stock of the Company at an adjusted conversion price of $0.25 per share, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2011 to December 31, 2012 and 2009 Notes in the aggregate principal amount of the remaining $400,000 were amended to extend the maturity date from December 31, 2011 to December 31, 2013, (iii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to adjust the conversion price of such notes from $1.00 per share to $0.25 per share, (iv) 2009 Notes in the aggregate principal amount of $400,000 were amended to provide that such notes shall, from January 1, 2012 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, (v) an aggregate of 1,300,000 shares of common stock of the Company were issued to certain holders of the 2009 Notes, and (vi) the exercise price of warrants to purchase an aggregate of 3,385,000 shares of common stock was adjusted from $1.25 per share to $0.50 per share.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

On December 21, 2012 and on June 27, 2013, the 2009 Notes as described in the preceding paragraph were amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2012 to December 31, 2013, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to provide that such notes shall, from January 1, 2013 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, and (iii) the exercise price of the warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.50 per share to $0.25 per share. Upon amendment of the notes, interest was calculated on the entire $2,400,000 of promissory notes at a rate of 10% per year. Interest expense was accrued in the amount of $60,000 per quarter and shares are issued in lieu of cash payments.

On December 29 and 31, 2013 the 2009 Notes as described in the preceding paragraph were amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,400,000 were amended to extend the maturity dates from December 31, 2013 to December 31, 2014, (ii) the exercise price of warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.25 per share to $0.10 per share. Additionally, the Company also agreed to extend the expiration date of warrants to purchase an aggregate of 2,660,000 shares of common stock from December 31, 2014 to December 31, 2016.

As of December 31, 2013, the Company issued 5,451,428 shares of its common stock in lieu of interest payments in the aggregate of $220,000 relating to the 2009 Notes in the aggregate principal of $2,400,000.

As of December 31, 2013, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding.  In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes.  The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes.  This discount was being amortized as well over the original life of the 2009 Notes.

As of December 31, 2013, $2,400,000 of the 2009 Notes are classified as a current liability. The modifications made to the debt instruments, did not constitute a material modification under ASC 470-50.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

As of December, 2013, there is no provision for income taxes, current or deferred.

December 31, 2013

Net operating losses	$1,005,500
Valuation allowance	(1,005,500)

$-

At December 31, 2013, the Company had a net operating loss carry forward in the amount of approximately $2,957,000 available to offset future taxable income through 2033.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended December 31, 2013 is summarized below.

Federal statutory rate	(34.0)%

State income taxes, net of federal	0.0

Valuation allowance	34.0

0.0%

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 9 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between January 31, 2015 and December 31, 2015. Rent expense for the Company’s facilities for the years ended December 31, 2013 and 2012 totaled $17,282 and $17,316, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2014	$17,712
2015	5,227

$22,939

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first.  As of December 31, 2013, the Company has $2,802,271 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product.

Note 10 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2013.  At December 31, 2013 and 2012, the Company did not have any uninsured deposits.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Concentrations in Accounts Receivable:	December 31, 2013	December 31, 2012
Customer A	70%	55%
Customer B	16%	16%
Customer C	13%	*
Customer D	*	29%

Concentrations in Revenue:	December 31, 2013	December 31, 2012
Customer A	47%	*
Customer B	37%	55%
Customer C	12%	36%

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 11 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash	$118,172	$-	$-	$118,172

Total assets	$118,172	$-	$-	$118,172

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

December 31, 2012
	Level 1	Level 2	Level 3	Total

Cash	$135,626	$-	$-	$135,626

Total assets	$135,626	$-	$-	$135,626

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Note 11 - Fair Value Measurements (continued)

Original Issue Discount
Senior Secured Convertible
Promissory Notes

Balance, January 1, 2011	$1,459,209

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	1,200,791

Conversion of notes to common stock	(260,000)

Balance, December 31, 2011	$2,400,000

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Balance, December 31, 2012	$2,400,000

Balance, December 31, 2013	$2,400,000

Note 12 – Subsequent Events

On February 17, 2014, the Company issued 1,048,950 shares of common stock for payment of interest in lieu of cash.

On March 11, 2014, the Company issued 94,737 shares of common stock for services rendered in lieu of cash.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

 Item 9B. Other Information.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On February 17, 2014, we issued 1,048,950 shares of common stock for payment of interest in lieu of cash.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position with the Company

Dr. Ashok K. Sood	66	President, Chief Executive Officer and Director
Dr. Yash R. Puri	66	Executive Vice-President, Chief Financial Officer and Director

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

Dr. Puri is also a Professor of Finance and Chairman of the Finance Department at the University of Massachusetts. Dr. Puri was Principal Investigator of a photovoltaic commercialization project as well as several other grants, and has been a director of a technology commercialization program for engineering students, Chairman of the Management and Finance Department, and acting Associate Dean. In these positions, he successfully managed several externally funded projects and developed many years of experience in technology and growth management.

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
				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Dr. Ashok K. Sood	2013	83,200	5,000		6,720(1)
President and CEO	2012	62,150	5,000	-	22,950(1)	90,100

Dr. Yash R. Puri,	2013	43,200	5,000		27,840(1)
Exec. VP and CFO	2012	33,750	5,000	-	35,910(1)	74,660
___________
(1) Represents accrued but unpaid salary.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 24, 2014 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Magnolia Solar Corporation, 54 Cummings Park, Suite 316, Woburn, MA 01801. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 24, 2014, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

			Percentage
Name of	Number of Shares		Beneficially
Beneficial Owner	Beneficially Owned		Owned (1)

Dr. Ashok K. Sood President, Chief Executive Officer and Director	8,300,000	(2)	23.73%

Dr. Yash R. Puri Executive Vice President, Chief Financial Officer and Director	8,100,000		23.16%

Alan Donenfeld Paragon Capital Advisors LLC 110 East 59th Street, 22nd fl New York, NY 10022 (3)	3,658,414		9.99%

Larry Butz Daybreak Special Situations Master Fund Ltd. 143 E. Main St Suite 150 Lake Zurich, IL 60047 (4)	3,553,263		9.99%

Sean Lyons Debt Opportunity LLLP 20711 Sterlington Drive Land O' Lakes, FL 34638 (5)	1,761,745		4.99%

All executive officers and directors as a group (two persons)	16,400,000		46.89%

(1)	Based on 34,978,955 shares of our common stock issued and outstanding as of March 24, 2014.

(2)	Includes 200,000 shares of common stock held in the name of Mr. Sood’s minor child.

(3)
Mr. Donenfeld has sole voting and dispositive power over 2,000 shares of our common stock. In addition, Mr. Donenfeld has sole voting and dispositive power over 3,656,414 shares of our common stock (including 1,641,803 shares of our common stock underlying warrants and convertible notes) as managing member of Paragon Capital Advisors LLC, the general partner of Paragon Capital LP (“Paragon Capital”). Subject to certain exceptions, we are prohibited from effecting an exercise of the warrants and convertible notes to the extent that, as a result of the exercise and conversion, the holder of such shares beneficially owns more than 9.99% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise and conversion.  The number of shares and the percentage, as the case may be, in this column is reflective of this ownership limitation and accordingly 1,858,197 shares of our common stock issuable upon exercise of warrants and conversion of convertible notes held by Paragon Capital have been excluded. In the event, this ownership limitation were not in effect, Mr. Donenfeld would beneficially own 14.34% of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrants and conversion of convertible notes.

(4)
Mr. Butz has sole voting and dispositive power over 36,000 shares of our common stock. In addition, Mr. Butz has sole  voting and dispositive power over 3,522,813 shares of our common stock (including 644,797 shares of our common stock underlying warrants and convertible notes) as managing partner of Daybreak Capital Management LLC, the investment advisor to Daybreak Special Situations Master Fund, Ltd (“Daybreak Fund”). Subject to certain exceptions, we are prohibited from effecting an exercise of the warrants and convertible notes to the extent that, as a result of the exercise and conversion, the holder of such shares beneficially owns more than 9.99% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise and conversion.  The number of shares and the percentage, as the case may be, in this column is reflective of this ownership limitation and accordingly 4,355,203 shares of our common stock issuable upon exercise of warrants and conversion of convertible notes held by Daybreak Fund have been excluded. In the event, this ownership limitation were not in effect,  Mr. Butz would beneficially own 19.80% of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrants and conversion of convertible notes.

(5)
Mr. Lyons has shared voting and dispositive power over 1,761,745 shares of our common stock (including 326,560 shares of our common stock underlying warrants and convertible notes) as managing member of Debt Opportunity LLLP (“Debt Opportunity”). Subject to certain exceptions, we are prohibited from effecting an exercise of the warrants and convertible notes to the extent that, as a result of the exercise and conversion, the holder of such shares beneficially owns more than 4.99% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise and conversion.  The number of shares and the percentage, as the case may be, in this column is reflective of this ownership limitation and accordingly 1,673,440 shares of our common stock issuable upon exercise of warrants and conversion of convertible notes held by Daybreak Fund have been excluded. In the event, this ownership limitation were not in effect, Mr. Lyons would beneficially own 9.29% of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrants and conversion of convertible notes.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, since January 1, 2013 there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors, more than 5% beneficial holders or their family members.

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

Magnolia Solar is amortizing the license fee over the 120 month term of the license.  Magnolia Solar’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2013. Amortization expense for the year ended December 31, 2013 and December 31, 2012 was $35,650 and $35,650, respectively.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012 were $24,000 and $24,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2013 and 2012 were $24,000 and $26,633.12.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2013 and 2012 were $1,600 and $1,600, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2013 and 2012 were $0.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

    We do not have an audit committee and as a result our Board of Directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV
 Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Change (2)
3.3	Amended and Restated Bylaws (2)
10.1	Amendment Agreement dated December 31, 2013 between Magnolia Solar Corporation and Debt Opportunity Fund LLLP*
10.2	Amendment Agreement dated December 31, 2013 between Magnolia Solar, Inc. and Paragon Capital LP*
10.3	Amendment Agreement dated December 29, 2013 between Magnolia Solar Corporation and Paragon Offshore LP*
10.4	Amendment Agreement dated December 31, 2013 between Magnolia Solar Corporation and Daybreak Special Situations Master Fund, Ltd.*
10.5	Form of Warrant Term Extension Letter*
21	List of Subsidiaries*
23.1	Consent of KBL, LLP*
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*(3)
32.2	Section 906 Certification of Principal Financial Officer*(3)
101
The following materials from Magnolia Solar Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

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

MAGNOLIA SOLAR CORPORATION

Date: March 28, 2014	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: March 28, 2014	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 28, 2014

/s/ Dr. Yash R. Puri
Dr. Yash R. Puri	Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)	March 28, 2014