Form 10-Q
period 2014-03-31
Magnolia Solar Corp
filed 2014-05-13
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, the issuer had 37,208,634 outstanding shares of Common Stock.

i

ii

PART I
FINANCIAL INFORMATION

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

ASSETS
	March 31,	December 31,
	2014	2013
CURRENT ASSETS
Cash	$118,096	$118,172
Accounts receivable	185,608	226,625
Prepaid expense	1,417	1,417
Total current assets	305,121	346,214

Fixed assets, net	857	935

OTHER ASSETS
License with Related Party, net of accumulated amortization	145,570	154,483
Total other assets	145,570	154,483

TOTAL ASSETS	$451,548	$501,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$464,248	$451,953
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,400,000	2,400,000
Total current liabilities	2,864,248	2,851,953

TOTAL LIABILITIES	2,864,248	2,851,953

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
34,978,955 and 33,835,268 shares issued and outstanding	34,980	33,836
Additional paid-in capital	2,020,930	1,957,574
Additional paid-in capital - warrants	962,297	962,297
Deficit accumulated during the development stage	(5,430,907)	(5,304,028)
Total stockholders' deficit	(2,412,700)	(2,350,321)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$451,548	$501,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2014

			JANUARY 8, 2008
			(INCEPTION)
	THREE	THREE	THROUGH
	MONTHS ENDED	MONTHS ENDED	MARCH 31,
	MARCH 31, 2014	MARCH 31, 2013	2014

REVENUE	$69,578	$347,644	$2,871,851

COST OF REVENUES	35,965	224,019	1,782,700

GROSS PROFIT	33,613	123,625	1,089,151

OPERATING EXPENSES
Indirect and administrative labor	41,070	31,069	791,118
Professional fees	38,456	40,195	1,597,221
Depreciation and amortization expense	8,991	9,407	828,137
General and administrative	11,984	12,401	889,110
Total operating expenses	100,501	93,072	4,105,586

OTHER (INCOME) EXPENSE
Interest expense including amortization of OID
and debt discount, net	59,991	59,979	2,423,770
Forgiveness of debt	-	(4,000)	(9,298)
Total other (income) expense	59,991	55,979	2,414,472

LOSS BEFORE PROVISION FOR
INCOME TAXES	(126,879)	(25,426)	(5,430,907)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(126,879)	$(25,426)	$(5,430,907)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	34,345,831	28,310,127

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2014
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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED) - CONTINUED
FOR THE PERIOD JANUARY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2014
(INCLUDING MOBILIS RELOCATION SERVICES - PRE-MERGER)

				Additional	Accumulated
			Additional	Paid-In	During the
	Common Stock		Paid-In	Capital -	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance - December 31, 2010 (continued)	23,930,000	23,930	420,070	867,806	(1,760,677)	(448,871)

Common shares issued for services rendered	400,000	400	78,350	-	-	78,750

To reflect the issuance of shares issued in
Conversion of OID Notes	1,040,000	1,040	258,960	-	-	260,000

To reflect the issuance of penalty shares related to
Amendment of OID Notes	1,300,000	1,300	271,700	-	-	273,000

Value of warrants issued for services	-	-	-	94,491	-	94,491

Net loss for the year ended December 31, 2011	-	-	-	-	(2,239,631)	(2,239,631)

Balance - December 31, 2011	26,670,000	26,670	1,029,080	962,297	(4,000,308)	(1,982,261)

Common shares issued for services rendered	1,155,000	1,155	688,845	-	-	690,000

Common shares issued for payment of interest	342,063	342	29,658	-	-	30,000

Net loss for the year ended December 31, 2012	-	-	-	-	(926,571)	(926,571)

Balance - December 31, 2012	28,167,063	28,167	1,747,583	962,297	(4,926,879)	(2,188,832)

Common shares issued for payment of interest	5,109,365	5,110	184,890	-	-	190,000

Common shares issued for services rendered	558,840	559	25,101	-	-	25,660

Net loss for the year ended December 31, 2013	-	-	-	-	(377,149)	(377,149)

Balance - December 31, 2013	33,835,268	33,836	1,957,574	962,297	(5,304,028)	(2,350,321)

Common shares issued for payment of interest	1,048,950	1,049	58,951	-	-	60,000

Common shares issued for services rendered	94,737	95	4,405	-	-	4,500

Net loss for the three months ended March 31, 2014	-	-	-	-	(126,879)	(126,879)

Balance - March 31, 2014	34,978,955	$34,980	$2,020,930	$962,297	$(5,430,907)	$(2,412,700)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND FOR THE PERIOD JANAURY 8, 2008 (INCEPTION) THROUGH MARCH 31, 2014

			JANUARY 8, 2008
			(INCEPTION)
	THREE	THREE	THROUGH
	MONTHS ENDED	MONTHS ENDED	MARCH 31,
	MARCH 31, 2014	MARCH 31, 2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(126,879)	$(25,426)	$(5,430,907)

Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,991	9,407	828,137
Common stock issued for services rendered	4,500	-	881,410
Common stock issued for penalty shares in the amendment
of the OID Notes	-	-	273,000
Common stock issued for payment of interest	60,000	10,000	280,000
Warrants issued for services rendered	-	-	94,491
Amortization of original issue discount and debt discount	-	-	2,082,830
Forgiveness of debt	-	(4,000)	(9,298)

Change in assets and liabilities:
(Increase) decrease in accounts receivable	41,017	(71,133)	(185,607)
(Increase) in prepaid expenses	-	-	(1,417)
Increase in accounts payable and accrued expenses	12,295	117,387	473,545
Total adjustments	126,803	61,661	4,717,091
Net cash provided by (used in) operating activities	(76)	36,235	(713,816)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	-	-	(8,288)
Deferred financing fees paid in connection with funding	-	-	(154,800)
Net cash used in investing activities	-	-	(163,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	5,000
Proceeds received from loan payable - related party	-	-	70,000
Repayment of loan payable - related party	-	-	(70,000)
Net proceeds received from Original Issue Discount Promissory Notes	-	-	990,000
Net cash provided by financing activities	-	-	995,000

NET INCREASE (DECREASE) IN CASH	(76)	36,235	118,096

CASH - BEGINNING OF PERIOD	118,172	135,626	-

CASH - END OF PERIOD	$118,096	$171,861	$118,096

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$1,371
Income taxes	$1,222	$756	$9,034

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$4,500	$-	$881,410
Stock issued for penalty shares for the amendment of the OID Notes	$-	$-	$273,000
Stock issued for payment of interest	$60,000	$10,000	$280,000
Stock issued in conversion of OID Notes	$-	$-	$260,000
Warrants issued for services rendered	$-	$-	$94,491
Amortization of original issue discount and debt discount	$-	$-	$2,082,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

Note 1 – Organization and Nature of Business

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2013 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Since 2010, the Company filed a series of U.S. utility patents relating to the technologies under development.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated net losses totaling $126,879 and $25,426 for the three months ended March 31, 2014 and 2013, respectively, and $5,430,907 since January 8, 2008 (Inception). While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at March 31, 2014 and December 31, 2013, it had cash of $118,096 and $118,172, respectively, and will need to raise additional funds to carry out its business plan.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations.  The Company has had limited operating history to date.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

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

On December 21, 2012 and June 27, 2013 the 2009 Notes as described in the preceding paragraph were amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2012 to December 31, 2013, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to provide that such notes shall, from January 1, 2013 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, and (iii) the exercise price of warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.50 per share to $0.25 per share.

On December 29 and 31, 2013, the 2009 Notes as described in the preceding paragraphs were amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,400,000 were amended to extend the maturity dates from December 31, 2013 to December 31, 2014, and (ii) the exercise price of the warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.25 per share to $0.10 per share. Additionally, the Company also agreed to extend the expiration date of the warrants to purchase an aggregate of 2,660,000 shares of common stock from December 31, 2014 to December 31, 2016.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

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
MARCH 31, 2014

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

The consolidated financial statements include all accounts of the entities at March 31, 2014 as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest at December 31, 2013 and 2012

Magnolia Solar Inc.	Delaware, U.S.A.	January 8, 2008	100%

All inter-company balances and transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.  The Company believes no allowance for doubtful accounts is necessary at March 31, 2014 or December 31, 2013.  The Company does not charge interest on past due accounts.

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

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of March 31, 2014 or December 31, 2013.

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
MARCH 31, 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents as of March 31, 2014 or December 31, 2013.

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

The Company assesses whether fees are fixed or determinable at the time of sale and recognizes revenue if all other revenue recognition requirements are met.  The Company's standard payment terms are net 30 days. Payments that extend beyond 30 days from the contract date but that are due within twelve months are generally deemed to be fixed or determinable based on the Company's successful collection history on such arrangements, and thereby satisfy the required criteria for revenue recognition.

Revenue from inception to March 31, 2014 has been primarily from research and development grants or contracts to develop solar cells using the Company’s technology.

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
MARCH 31, 2014

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

	March 31, 2014	March 31, 2013

Net loss	$(126,879)	$(25,426)

Weighted-average common shares
outstanding (Basic)	34,345,831	28,310,127

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	3,785,300	3,785,300

Weighted-average common shares
outstanding (Diluted)	38,131,131	32,095,427

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
MARCH 31, 2014

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
MARCH 31, 2014

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
MARCH 31, 2014

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

In February 2014, the Company issued 1,048,950 shares of common stock at its fair value price $0.06 per share in lieu of interest payment for a value of $60,000.

In March 2014, the Company issued 94,737 shares of common stock for consulting services for a value of $4,500 at a fair market value price of$0.04 per share.

As of March 31, 2014, the Company had 34,978,955 shares issued and outstanding.

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

Note 3 - Stockholders’ Equity (continued)

On December 21, 2012, the exercise price of the 2009 Warrants and placement agent warrants were reduced to $0.25 per share. On December 23, 2013, the exercise price of the 2009 Warrants and placement agent warrants were further reduced to $0.10 per share. Additionally, the Company also agreed to extend the expiration date of the 2009 Warrants from December 31, 2014 to December 31, 2016.

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the year ended March 31, 2014.

As of December 31, 2013, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$0.10
Issued – to Placement Agent	725,300	$0.10
Balance – December 31, 2009	3,385,300	$0.10
Balance – December 31, 2010	3,385,300	$0.10
Issued – for public relations	400,000	$0.50
Balance – December 31, 2011	3,785,300	$0.14
Balance – December 31, 2012	3,785,300	$0.14
Balance – December 31, 2013	3,785,300	$0.14
Balance – March 31, 2014	3,785,300	$0.14

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

Note 4 - Property and Equipment

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(7,431)	(7,353)

	$857	$935

The Company incurred $78 and $495, respectively, in depreciation expense for each of the three months ended March 31, 2014 and 2013.

Note 5 - Deferred Financing Costs

The Company incurred financing costs of $609,776 in connection with the 2009 Private Placement.  These costs were capitalized and are charged to amortization expense over the life of the promissory notes.  As of March 31, 2014, the deferred financing fees are fully amortized.

Note 6 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology.  Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement.  Accumulated amortization as of March 31, 2014 was $210,930.  Amortization expense for each of the three months ended March 31, 2014 and 2013 was $8,913 and $8,912, respectively.  The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of March 31, 2014 or December 31, 2013.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

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

.MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

Note 7 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

On December 21, 2012 and on June 27, 2013 the 2009 Notes as described in the preceding paragraph were amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to extend the maturity dates from December 31, 2012 to December 31, 2013, (ii) 2009 Notes in the aggregate principal amount of $2,000,000 were amended to provide that such notes shall, from January 1, 2013 onwards, bear interest at the rate of 10% per annum payable on a quarterly basis, upon conversion and at maturity and that such interest may, at the option of the Company, be paid in cash or in shares of common stock of the Company at the interest conversion rate of 90% of the volume weighted average price of the common stock of the Company during the 20 trading days prior to the interest payment date, and (iii) the exercise price of the warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.50 per share to $0.25 per share. Upon amendment of the notes, interest was calculated on the entire $2,400,000 of promissory notes at a rate of 10% per year. Interest expense was accrued in the amount of $60,000 per quarter and shares are issued in lieu of cash payments.

On December 29 and 31, 2013 the 2009 Notes as described in the preceding paragraph were amended. Pursuant to the terms of the amendment agreements, (i) 2009 Notes in the aggregate principal amount of $2,400,000 were amended to extend the maturity dates from December 31, 2013 to December 31, 2014, (ii) the exercise price of the warrants to purchase an aggregate of 3,385,300 shares of common stock was adjusted from $0.25 per share to $0.10 per share. Additionally, the Company also agreed to extend the expiration date of the warrants to purchase an aggregate of 2,660,000 shares of common stock from December 31, 2014 to December 31, 2016.

As of March 31, 2014, the Company issued 6,500,378 shares of its common stock in lieu of interest payments in the aggregate of $280,000 relating to the 2009 Notes in the aggregate principal of $2,400,000.

As of March 31, 2014, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding.  In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes.  The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes.  This discount was being amortized as well over the original life of the 2009 Notes.

As of March 31, 2014, $2,400,000 of the 2009 Notes are classified as a current liability. The modifications made to the debt instruments, did not constitute a material modification under ASC 470-50.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

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

As of March, 2014, there is no provision for income taxes, current or deferred.

March 31, 2014
Net operating losses	$1,049,000
Valuation allowance	(1,049,000)

$-

At March 31, 2014, the Company had a net operating loss carry forward in the amount of approximately $3,084,000 available to offset future taxable income through 2034.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended March 31, 2014 and 2013 is summarized below.

Federal statutory rate	(34.0)%

State income taxes, net of federal	0.0

Valuation allowance	34.0

0.0%

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

Note 9 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between January 31, 2015 and December 31, 2015. Rent expense for the Company’s facilities for the three months ended March 31, 2014 and 2013 totaled $4,461 and $4,351, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2014	$13,284
2015	5,227

$18,511

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first.  As of March 31, 2014, the Company has $2,871,849 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product.

Note 10 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through March 31, 2014.  At March 31, 2014, the Company did not have any uninsured deposits.

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

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

Concentrations in Accounts Receivable:	March 31, 2014	March 31, 2013
Customer A	70%	43%
Customer B	27%	25%
Customer C	*	32%

Concentrations in Revenue:	March 31, 2014	March 31, 2013
Customer A	71%	63%
Customer B	20%	*
Customer C	*	31%

* Customer did not exceed 10% for the respective year

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

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

Note 11 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2014
	Level 1	Level 2	Level 3	Total

Cash	$118,096	$-	$-	$118,096

Total assets	$118,096	$-	$-	$118,096

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash	$118,172	$-	$-	$118,172

Total assets	$118,172	$-	$-	118,172

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	2,400,000

MAGNOLIA SOLAR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2014

Note 11 - Fair Value Measurements (continued)

Original Issue Discount Senior Secured Convertible Promissory Notes

Balance, January 1, 2012	$2,400,000

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Conversion of notes to common stock	-

Balance, December 31, 2012	$2,400,000

Realized gains/(losses)	-

Unrealized gains/(losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Balance, December 31, 2013	$2,400,000

Balance, March 31, 2014	$2,400,000

Note 12 – Subsequent Events

On April 18, 2014, the Company issued 2,068,965 shares of common stock for payment of interest in lieu of cash.

On April 18, 2014, the Company issued 160,714 shares of common stock for services rendered in lieu of cash.

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues

Currently we are in our development stage and have recorded $69,578 of revenue for the three months ended March 31, 2014 compared to $347,644 of revenue for the three months ended March 31, 2013, a decrease of $278,066, or 79.99%. We anticipate emerging from the development stage in fiscal 2015. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2014 were $35,965 as compared to $224,019 for the three months ended March 31, 2013, representing a decrease of $188,054, or 83.95%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The decrease in cost of revenues for this period was attributable to reductions in direct labor and subcontractor expenses.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the three months ended March 31, 2014 was $41,070 as compared to $31,069 for the three months ended March 31, 2013, an increase of $10,001 or 32.19%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The increase in indirect and administrative expenses for this period was primarily attributable to an increase in indirect labor, holiday pay, and health insurance costs.

Professional Fees

Professional fees for the three months ended March 31, 2014 were $38,456 as compared to $40,195 for the three months ended March 31, 2013, representing a decrease of $1,739, or 4.33%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The decrease in professional fees for this period was attributable primarily to the increase in the value of the shares issued for services rendered in 2014 offset by the decrease in cost of business services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2014 was $8,991 as compared to $9,407 for the three months ended March 31, 2013, representing a decrease of $416 or 4.42%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to a decrease in depreciation expense due to assets becoming fully depreciated.

General and Administrative

General and administrative expense for the three months ended March 31, 2014 was $11,984 as compared to $12,401 for the three months ended March 31, 2013, a decrease of $417 or 3.36%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to a reduction in public relations expense.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $59,991 as compared to $59,979 for the three months ended March 31, 2013, representing an increase of $12, or 0.02%. Interest expense was comprised of the amortization of the debt discount.

Net Loss

As a result of the foregoing, our net loss for the three months ended March 31, 2014 was $126,879, as compared to $25,426 for the three months ended March 31, 2013, representing an increase of $101,453, or 399.01%.

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

At March 31, 2014 and December 31, 2013 we had cash of $118,096 and $118,172 respectively and working capital deficit of $ 2,559,127 and $ 2,505,739, respectively. The decrease in working capital was due to a reduction in our accounts receivable. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.   Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $76 for the three months ended March 31, 2014, as compared to net cash provided by operating activities of $36,235 for the three months ended March 31, 2013. The reduction in cash provided by operating activities was attributable to decrease in accounts receivable offset by an increase in accounts payable.

There were no investing activities for the three months ended March 31, 2014 or March 31, 2013. There was no cash used in investing activities because we did not add to plant and equipment.

There were no financing activities for the three months ended March 31, 2014 or March 31, 2013. There were no capital raising transactions during the reporting period.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

     N/A.

ITEM 5. OTHER INFORMATION.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On April 18, 2014, we issued 2,068,965 shares of common stock for payment of interest in lieu of cash.

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
101
The following materials from Magnolia Solar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: May 13, 2014	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2014	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)