Form 10-Q
period 2014-06-30
Magnolia Solar Corp
filed 2014-08-14
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, the issuer had 38,527,316 shares of common stock outstanding.

PART I
FINANCIAL INFORMATION

MAGNOLIA SOLAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

ASSETS
	June 30,	December 31,
	2014	2013
CURRENT ASSETS
Cash	$33,998	$118,172
Accounts receivable	197,708	226,625
Prepaid expense	1,417	1,417
Total current assets	233,123	346,214

Fixed assets, net	779	935

OTHER ASSETS
License with Related Party, net of accumulated amortization	136,658	154,483
Total other assets	136,658	154,483

TOTAL ASSETS	$370,560	$501,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$472,153	$451,953
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,400,000	2,400,000
Total current liabilities	2,872,153	2,851,953

TOTAL LIABILITIES	2,872,153	2,851,953

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
37,208,634 and 33,835,268 shares issued and outstanding	37,210	33,836
Additional paid-in capital	2,100,503	1,957,574
Additional paid-in capital - warrants	962,297	962,297
Accumulated deficits	(5,601,603)	(5,304,028)
Total stockholders' deficit	(2,501,593)	(2,350,321)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$370,560	$501,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	SIX	SIX
	MONTHS ENDED	MONTHS ENDED
	JUNE 30, 2014	JUNE 30, 2013

REVENUE - net	$81,678	$543,239

COST OF REVENUES	47,322	346,078

GROSS PROFIT	34,356	197,161

OPERATING EXPENSES
Indirect and administrative labor	107,833	73,757
Professional fees	63,390	103,833
Depreciation and amortization expense	17,981	18,471
General and administrative	22,744	22,492
Total operating expenses	211,948	218,553

OTHER (INCOME) EXPENSE
Interest expense including amortization of OID
and debt discount, net	119,983	119,951
Forgiveness of debt	-	(4,000)
Total other (income) expense	119,983	115,951

LOSS BEFORE PROVISION FOR
INCOME TAXES	(297,575)	(137,343)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(297,575)	$(137,343)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	35,785,141	28,963,408

NET LOSS PER SHARE	$(0.01)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
	THREE	THREE
	MONTHS ENDED	MONTHS ENDED
	JUNE 30,	JUNE 30,
	2014	2013

REVENUE - net	$12,100	$195,595

COST OF REVENUES	11,357	122,059

GROSS PROFIT	743	73,536

OPERATING EXPENSES
Indirect and administrative labor	66,763	42,688
Professional fees	24,934	63,638
Depreciation and amortization expense	8,990	9,064
General and administrative	10,760	10,091
Total operating expenses	111,447	125,481

NON-OPERATING EXPENSES
Interest expense including amortization of OID
and debt discount, net	59,992	59,972
Forgiveness of debt	-	-
Total non-operating expenses	59,992	59,972

LOSS BEFORE PROVISION FOR
INCOME TAXES	(170,696)	(111,917)

PROVISION OF INCOME TAXES	-	-

NET LOSS	$(170,696)	$(111,917)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	37,208,634	29,609,510

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	SIX	SIX
	MONTHS ENDED	MONTHS ENDED
	JUNE 30, 2014	JUNE 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(297,575)	$(137,343)

Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization expense	17,981	18,471
Stock based compensation	17,303	-
Common stock issued for services rendered	9,000	16,660
Common stock issued for payment of interest	120,000	70,000
Forgiveness of debt	-	(4,000)

Change in assets and liabilities:
(Increase) decrease in accounts receivable	28,917	86,137
Increase in accounts payable and accrued expenses	20,200	55,799
Total adjustments	213,401	243,067
Net cash provided by (used in) operating activities	(84,174)	105,724

NET INCREASE (DECREASE) IN CASH	(84,174)	105,724

CASH - BEGINNING OF PERIOD	118,172	135,626

CASH - END OF PERIOD	$33,998	$241,350

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,222	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$9,000	$16,660
Stock issued for payment of interest	$120,000	$70,000
Stock based compensation	$17,303	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 1 – Organization and Nature of Business

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2013 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Magnolia Solar Corporation (the “Registrant”) through its wholly-owned subsidiary, Magnolia Solar, Inc. (“Magnolia Solar” and together with the Registrant, “we,” “our,” “us,” or the “Company”) is a development stage company focused on developing and commercializing thin film solar cell technologies that employ nanostructured materials and designs.

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

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

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

Going Concern
These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $297,575 and $137,343 for the six months ended June 30, 2014 and 2013, respectively.  While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at June 30, 2014 and December 31, 2013, it had cash of $33,998 and $118,172, respectively, and will need to raise additional funds to carry out its business plan.

On June 10, 2014, Magnolia Solar Corporation issued a press release announcing that it entered into a letter of intent with Solar Silicon Resources Group Pte Ltd. (“SSRG”) pursuant to which SSRG and the Company will merge their business interests. The parties have agreed to enter into a definitive sale and purchase agreement, the execution and closing of which is subject to various conditions, as defined in the agreement. No agreement has been executed as of the issuance date of these financial statements and there can be no assurance that the transactions contemplated by the letter of intent will be entered into or consummated.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations.  The Company has had limited operating history to date.

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

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

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

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

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Principles of Consolidation (continued)
The consolidated financial statements include all accounts of the entities at June 30, 2014 as follows:

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

Accounts Receivable
For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience.  Accounts deemed uncollectible are charged against this allowance.  Receivables are reported on the balance sheet net of such allowance.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.  The Company believes no allowance for doubtful accounts is necessary at June 30, 2014 or December 31, 2013.

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

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets
The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.  The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of June 30, 2014 or December 31, 2013.

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

Revenue from inception to June 30, 2014 has been primarily from research and development grants or contracts to develop solar cells using the Company’s technology.

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents as of June 30, 2014 or December 31, 2013.

Uncertainty in Income Taxes
The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2013 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

	June 30,	June 30,
	2014	2013

Net loss	$(297,575)	$(137,343)

Weighted-average common shares
outstanding (Basic)	35,785,141	28,963,408

Weighted-average common stock
Equivalents
Stock options	433,149	-
Warrants	3,785,300	3,785,300

Weighted-average common shares
outstanding (Diluted)	40,003,590	32,748,708

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Stock based compensation
The Company applies ASC No. 718 and ASC Subtopic No. 505-50, Equity-Based Payments to Non Employees, to options and other stock based awards issued to nonemployees. In accordance with ASC No. 718 and ASC Subtopic No. 505-50, the Company uses the Black-Scholes option pricing model to measure the fair value of the options at the measurement date.

Recently Issued Accounting Standards
During June 2014, the FASB issued an Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10")".  The objective of ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities.  ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  The Company has elected early implementation, as permitted by the standard, for the interim period ending June 30, 2014.  All development stage language disclosures and amounts have been removed as a result of the adoption of ASU 2014-10.

During May 2014, the FASB issued an Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)".  The objective of ASU 2014-09 is to (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statements through improved disclosure requirements, and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company is currently evaluating the effect of this standard on its financial statements.

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

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)
In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite - Lived Intangible Assets for Impairment”, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years beginning after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

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

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

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

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 3 - Stockholders’ Equity (continued)

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

In February 2014, the Company issued 1,048,950 shares of common stock at its fair value price ($0.06 per share) in lieu of interest payment for a value of $60,000.

In March 2014, the Company issued 94,737 shares of common stock for consulting services for a value of $4,500 at a fair market value price of $0.05 per share.

In April 2014, the Company issued 2,068,965 shares of common stock at its fair value price ($0.03 per share) in lieu of interest payment for a value of $60,000.

In April 2014, the Company issued 160,714 shares of common stock for consulting services for a value of $4,500 at a fair market value price of $0.03 per share.

As of June 30, 2014, the Company had 37,208,634 shares issued and outstanding.

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

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 3 - Stockholders’ Equity (continued)

Warrants (continued)
On December 21, 2012, the exercise price of the 2009 Warrants and placement agent warrants were reduced to $0.25 per share. On December 23, 2013, the exercise price of the 2009 Warrants and placement agent warrants were further reduced to $0.10 per share. Additionally, the Company also agreed to extend the expiration date of the 2009 Warrants from December 31, 2014 to December 31, 2016.

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the year ended June 30, 2014.

As of December 31, 2013, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$0.10
Issued – to Placement Agent	725,300	$0.10
Balance – December 31, 2009	3,385,300	$0.10
Balance – December 31, 2010	3,385,300	$0.10
Issued – for public relations	400,000	$0.50
Balance – December 31, 2011	3,785,300	$0.14
Balance – December 31, 2012	3,785,300	$0.14
Balance – December 31, 2013	3,785,300	$0.14
Balance – June 30, 2014	3,785,300	$0.14

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 3 - Stockholders’ Equity (continued)

Stock Options
In May 2014, the Company granted 2,450,000 shares of common stock under the 2013 Incentive Stock Option Plan.  Under the 2013 Plan, the Company may grant options to purchase up to 5,500,000 shares of common stock to be granted to Company employees, officers, directors, consultants and advisors.  The vesting provisions, exercise price and expiration dates will be established by the Board of Directors (the "Board") of the Company at the date of grant, but incentive stock options may be subject to earlier termination, as provided in the 2013 Plan.  As of June 30, 2014, there were 2,335,709 shares available for future grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The following table indicates the assumptions made in estimating the fair value for the period ending June 30, 2014:

Dividend yield	0.00%
Volatility	213.26%
Risk-free interest rate	0.77%
Expected term	3.5 years

Expected volatility was calculated based upon the company’s observed median volatility.  The risk-free interest rate assumption is based upon the United States Treasury Bond yield curve in effect at the time of grant for instruments with a similar expected life.

The Company recognized compensation cost related to stock-based compensation in the amount of $17,303, for the period ended June 30, 2014. The Company has not recognized any tax benefits or deductions related to the effects of employee stock-based compensation.

In addition, as of June 30, 2014, approximately $51,909 was related to non-vested options which will be recognized over a weighted-average period of approximately 4.92 years.

No options were exercised under all share-based compensation arrangements for the period ending June 30, 2014.

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 3 - Stockholders’ Equity (continued)

Stock Options (continued)
The following is a summary of stock option activity under the Company's stock option plan:

	Number of Options/Shares	Range of Exercise Prices	Weighted- Average Exercise Price

Outstanding as of December 31, 2013	-	$0.00	$0.00

Options granted	2,450,000	$0.05	$0.05

Options exercised	-	$0.00	$0.00

Options forfeited/expired/cancelled	-	$0.00	$0.00

Outstanding as of June 30, 2014	2,450,000	$0.05	$0.05

Exercisable as of June 30, 2014	612,500	$0.05	$0.05

Exercisable as of December 31, 2013	-	$0.00	$0.00

Information about stock options outstanding as of June 30, 2014 is as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Number of Options Exercisable

$0.05	2,450,000	4.92	612,500
	2,450,000	4.92	612,500

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 4 - Property and Equipment

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(7,509)	(7,353)

	$779	$935

The Company incurred $156 and $646, respectively, in depreciation expense for each of the six months ended June 30, 2014 and 2013.

Note 5 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology.  Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement.  Accumulated amortization as of June 30, 2014 was $219,842.  Amortization expense for each of the six months ended June 30, 2014 and 2013 was $17,825, respectively.  The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of June 30, 2014 or December 31, 2013.

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 6 – Original Issue Discount Senior Secured Convertible Promissory Note

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

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 6 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

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

As of June 30, 2014, the Company issued 8,569,343 shares of its common stock in lieu of interest payments in the aggregate of $340,000 relating to the 2009 Notes in the aggregate principal of $2,400,000.

As of June 30, 2014, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding.  In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes.  The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes.  This discount was being amortized as well over the original life of the 2009 Notes.

As of June 30, 2014, $2,400,000 of the 2009 Notes are classified as a current liability. The modifications made to the debt instruments, did not constitute a material modification under ASC 470-50.

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 7 – Provision for Income Taxes

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

As of June, 2014, there is no provision for income taxes, current or deferred.

June 30, 2014

Net operating losses	$1,101,000
Valuation allowance	(1,101,000)

$-

At June 30, 2014, the Company had a net operating loss carry forward in the amount of approximately $3,237,000 available to offset future taxable income through 2034.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended June 30, 2014 and 2013 is summarized below.

Federal statutory rate	(34.0)%

State income taxes, net of federal	0.0

Valuation allowance	34.0

0.0%

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 8 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between January 31, 2015 and December 31, 2015.  Rent expense for the Company’s facilities for the six months ended June 30, 2014 and 2013 totaled $8,890 and $8,446, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2014	$8,856
2015	5,227

$14,083

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first.  As of June 30, 2014, the Company has $1,249,985 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product. No liability is accrued since no sales have occurred.

Note 9 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through June 30, 2014.  At June 30, 2014, the Company did not have any uninsured deposits.

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 9 - Concentration of Credit Risk (continued)

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

Concentrations in accounts receivable:	June 30, 2014	June 30, 2013
Customer A	66%	80%
Customer B	30%	*
Customer C	*	10%

Concentrations in net revenue:	June 30, 2014	June 30, 2013
Customer A	72%	53%
Customer B	17%	*
Customer C	11%	39%

* Customer did not exceed 10% for the respective year

Note 10 - Fair Value Measurements

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

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 10 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

June 30, 2014
	Level 1	Level 2	Level 3	Total

Cash	$33,998	$-	$-	$33,998
Total assets	$33,998	$-	$-	$33,998

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash	$118,172	$-	$-	$118,172

Total assets	$118,172	$-	$-	$118,172

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

MAGNOLIA SOLAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2014

Note 10 - Fair Value Measurements (continued)

Original Issue Discount Senior Secured Convertible Promissory Notes

Balance, January 1, 2012	$2,400,000

Realized gains (losses)	-

Unrealized gains (losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Conversion of notes to common stock	-

Balance, December 31, 2012	$2,400,000

Realized gains (losses)	-

Unrealized gains (losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Balance, December 31, 2013	$2,400,000

Balance, June 30, 2014	$2,400,000

Note 11 – Subsequent Events

On August 8, 2014, the Company issued 1,318,162 shares of common stock for payment of interest in lieu of cash.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

Currently we are in our development stage and have recorded $12,100 of revenue for the three months ended June 30, 2014 compared to $195,595 of revenue for the three months ended June 30, 2013, a decrease of $183,495 or 93.81%. We anticipate emerging from the development stage in fiscal 2015. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2014 were $11,357 as compared to $122,059 for the three months ended June 30, 2013, representing a decrease of $110,702, or 90.70%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The decrease in cost of revenues for this period was attributable to reductions in direct labor and subcontractor costs due to work on some contracts being completed and that on another contract being extended.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the three months ended June 30, 2014 was $66,763 as compared to $42,688 for the three months ended June 30, 2013, an increase of $24,075 or 56.40%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The increase in indirect and administrative expenses for this period was primarily attributable to an increase in indirect labor and travel costs due to additional work required on the announced letter of intent to merge with SSRG.

Professional Fees

Professional fees for the three months ended June 30, 2014 were $24,934 as compared to $63,638 for the three months ended June 30, 2013, representing a decrease of $38,704, or 60.82%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The decrease in professional fees for this period was attributable primarily to the value of the shares issued for services rendered offset by the decrease in cost of business services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2014 were $8,990 as compared to $9,064 for the three months ended June 30, 2013, representing a decrease of $74 or 0.82%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of depreciation expense.

General and Administrative

General and administrative expense for the three months ended June 30, 2014 was $10,760 as compared to $10,091 for the three months ended June 30, 2013, an increase of $669 or 6.63%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The increase in general and administrative expense for this period was attributable to a reduction in business gift expense.

Interest Expense

Interest expense for the three months ended June 30, 2014 was $59,992 as compared to $59,972 for the three months ended June 30, 2013. Interest expense was comprised of interest incurred on outstanding long-term debt.

Net Loss

Our net loss for the three months ended June 30, 2014 was $170,696, as compared to $111,917 for the three months ended June 30, 2013, representing an increase of $58,779, or 52.52%.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

Currently we are in our development stage and have recorded $81,678 of revenue for the six months ended June 30, 2014 compared to $543,239 of revenue for the six months ended June 30, 2013, a decrease of $461,561 or 84.96%. We anticipate emerging from the development stage in fiscal 2015. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2014 were $47,322 as compared to $346,078 for the six months ended June 30, 2013, representing a decrease of $298,756, or 86.33%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The decrease in cost of revenues for this period was attributable to reductions in direct labor and subcontractor costs due to work on some contracts being completed and that on another contract being extended.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the six months ended June 30, 2014 was $107,833 as compared to $73,757 for the six months ended June 30, 2013, an increase of $34,076 or 46.20%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The increase in indirect and administrative expenses for this period was primarily attributable to an increase in indirect labor and travel costs due to additional work required on the announced letter of intent to merge with SSRG.

Professional Fees

Professional fees for the six months ended June 30, 2014 were $63,390 as compared to $103,833 for the six months ended June 30, 2013, representing a decrease of $40,433, or 38.95%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The decrease in professional fees for this period was attributable primarily to the value of the shares issued for services rendered offset by the decrease in cost of business services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2014 were $17,981 as compared to $18,471 for the six months ended June 30, 2013, representing a decrease of $490 or 2.65%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment. The decrease in depreciation and amortization expense for this period was attributable to decrease of depreciation expense.

General and Administrative

General and administrative expense for the six months ended June 30, 2014 was $22,744 as compared to $22,492 for the six months ended June 30, 2013, an increase of $252 or 1.12%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The increase in general and administrative expense for this period was attributable to a increase in computer expense.

Interest Expense

Interest expense for the six months ended June 30, 2014 was $119,983 as compared to $119,951 for the six months ended June 30, 2013. Interest expense was comprised of interest incurred on outstanding long-term debt.

Net Loss

Our net loss for the six months ended June 30, 2014 was $297,575, as compared to $137,343 for the six months ended June 30, 2013, representing an increase of $160,232, or 116.67%.

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

At June 30, 2014 and December 31, 2013 we had cash of $33,998 and $118,172, respectively and working capital deficit of $2,639,030 and $2,505,739, respectively. The decrease in working capital was due to decrease in the accounts receivable. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $84,174 for the six months ended June 30, 2014, as compared to net cash provided by operating activities of $105,724 for the six months ended June 30, 2013. The decrease in net cash used in operating activities was attributable to decrease in accounts payable offset by a decrease in accounts receivable.

There was no net cash used in investing activities for the six months ended June 30, 2014 or June 30, 2013. There was no cash used in investing activities because we did not add to plant and equipment.

There was no cash provided by financing activities for the six months ended June 30, 2014 or June 30, 2013. There were no capital raising transactions during the reporting period.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On August 8,  2014, we issued 1,318,682 shares of common stock for payment of interest in lieu of cash.

The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101
The following materials from Magnolia Solar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: August 14, 2014	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri
Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)