Form 10-Q
period 2014-09-30
Magnolia Solar Corp
filed 2014-11-14
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, the issuer had 39,727,316 shares of common stock outstanding.

1

PART I

FINANCIAL INFORMATION

MAGNOLIA SOLAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

ASSETS
	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
CURRENT ASSETS
Cash	$34,017	$118,172
Accounts receivable	210,550	226,625
Prepaid expense	1,417	1,417
Total current assets	245,984	346,214

Fixed assets, net	701	935

OTHER ASSETS
License with related party, net of accumulated amortization	127,745	154,483
Total other assets	127,745	154,483

TOTAL ASSETS	$374,430	$501,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$548,005	$451,953
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,400,000	2,400,000
Total current liabilities	2,948,005	2,851,953

TOTAL LIABILITIES	2,948,005	2,851,953

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
38,527,316 and 33,835,268 shares issued and outstanding	38,527	33,836
Additional paid-in capital	2,161,781	1,957,574
Additional paid-in capital - warrants	962,297	962,297
Accumulated deficits	(5,736,180)	(5,304,028)
Total stockholders' deficit	(2,573,575)	(2,350,321)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$374,430	$501,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	NINE MONTHS ENDED SEPTEMBER 30, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013

REVENUE - net	$150,256	$669,784

COST OF REVENUES	92,034	413,978

GROSS PROFIT	58,222	255,806

OPERATING EXPENSES
Indirect and administrative labor	152,605	107,783
Professional fees	96,302	133,374
Depreciation and amortization expense	26,972	27,461
General and administrative	34,513	33,764
Total operating expenses	310,392	302,382

OTHER (INCOME) EXPENSE
Interest expense including amortization of OID
and debt discount, net	179,982	179,900
Forgiveness of debt	-	(4,000)
Total other (income) expense	179,982	175,900

LOSS BEFORE PROVISION FOR
INCOME TAXES	(432,152)	(222,476)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(432,152)	$(222,476)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	36,709,244	29,828,504

NET LOSS PER SHARE	$(0.01)	$(0.01)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	THREE MONTHS ENDED SEPTEMBER 30, 2014	THREE MONTHS ENDED SEPTEMBER 30, 2013

REVENUE - net	$68,578	$126,545

COST OF REVENUES	44,712	67,900

GROSS PROFIT	23,866	58,645

OPERATING EXPENSES
Indirect and administrative labor	44,772	34,026
Professional fees	32,912	25,041
Depreciation and amortization expense	8,991	8,990
General and administrative	11,769	11,272
Total operating expenses	98,444	79,329

NON-OPERATING EXPENSES
Interest expense including amortization of OID
and debt discount, net	59,999	59,949
Forgiveness of debt	-	-
Total non-operating expenses	59,999	59,949

LOSS BEFORE PROVISION FOR
INCOME TAXES	(134,577)	(80,633)

PROVISION OF INCOME TAXES	-	-

NET LOSS	$(134,577)	$(80,633)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	38,527,316	31,549,189

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	NINE	NINE
	MONTHS ENDED	MONTHS ENDED
	SEPT 30, 2014	SEPT 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(432,152)	$(222,476)

Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization expense	26,972	27,461
Stock based compensation	19,898	-
Common stock issued for services rendered	9,000	21,160
Common stock issued for payment of interest	180,000	130,000
Forgiveness of debt	-	(4,000)

Change in assets and liabilities:
Decrease in accounts receivable	16,075	20,376
Increase in accounts payable and accrued expenses	96,052	73,785
Total adjustments	347,997	268,782
Net cash provided by (used in) operating activities	(84,155)	46,306

NET INCREASE (DECREASE) IN CASH	(84,155)	46,306

CASH - BEGINNING OF PERIOD	118,172	135,626

CASH - END OF PERIOD	$34,017	$181,932

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,222	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$9,000	$21,160
Stock issued for payment of interest	$180,000	$130,000
Stock based compensation	$19,898	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

 MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $432,152 and $222,476 for the nine months ended September 30, 2014 and 2013, respectively. While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at September 30, 2014 and December 31, 2013, it had cash of $34,017 and $118,172, respectively, and will need to raise additional funds to carry out its business plan.

On September 19, 2014, the Company entered into a Share Exchange Agreement (the “Agreement”) with Auzminerals Resource Group Limited, a Singapore corporation (the “Parent”) and Solar Silicon Resources Group Pte Ltd., a wholly owned subsidiary of Parent (“SSRG”).  Upon the terms and subject to the conditions set forth in the Agreement, the Company will acquire SSRG from the Parent through the transfer of all issued and outstanding ordinary shares of SSRG (the “SSRG Shares”) by the Parent to us in exchange (the “Exchange”) for the issuance by us of newly issued shares of our common stock (the “Exchange Shares”) to the Parent. Upon the closing of the Agreement, the Exchange Shares shall at that time constitute ninety-five percent (95%) of the aggregate number of shares of our common stock issued and outstanding, calculated on a fully diluted basis. Consummation of the Exchange (the “Closing”) is subject to a number of closing conditions, including, among other things: (i) the adoption and approval of the certain amendments to the Company’s articles of incorporation by the requisite vote of the Company’s stockholders, including but not limited to approving an increase in our authorized number of shares of common stock sufficient to enable us to issue the Exchange Shares; (ii) absence of litigation that seeks to prohibit the Exchange; (iii) the Company shall be subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iv) the accuracy of the representations and warranties, subject to customary materiality qualifiers; and (v) the absence of a Material Adverse Effect (as defined in the Agreement).  The Agreement does not contain a financing condition.

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations. The Company has had limited operating history to date.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Principles of Consolidation (continued)

The consolidated financial statements include all accounts of the entities at September 30, 2014 as follows:

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

Accounts Receivable

For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience. Accounts deemed uncollectible are charged against this allowance. Receivables are reported on the balance sheet net of such allowance. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company believes no allowance for doubtful accounts is necessary at September 30, 2014 or December 31, 2013.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (from three to seven years). Additions, renewals, and betterments, unless of a minor amount, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell. The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of September 30, 2014 or December 31, 2013.

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

Revenue from inception to September 30, 2014 has been primarily from research and development grants or contracts to develop solar cells using the Company’s technology.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents as of September 30, 2014 or December 31, 2013.

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

	September 30,	September 30,
	2014	2013
Net loss	($432,152)	($222,476)
Weighted-average common shares
outstanding (Basic)	36,709,244	29,828,504
Weighted-average common stock
Equivalents
Stock options	1,112,821	-
Warrants	3,785,300	3,785,300
Weighted-average common shares
outstanding (Diluted)	41,607,365	33,613,804

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

Recently Issued Accounting Standards

During August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

During June 2014, the FASB issued an Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10")". The objective of ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has elected early implementation, as permitted by the standard, beginning June 30, 2014. All development stage language disclosures and amounts have been removed as a result of the adoption of ASU 2014-10.

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

SEPTEMBER 30, 2014

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

Note 3 - Stockholders’ Deficit

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

Note 3 - Stockholders’ Deficit (continued)

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

Note 3 - Stockholders’ Deficit (continued)

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

In August 2014, the Company issued 1,318,682 shares of common stock at its fair value price ($0.05 per share) in lieu of interest payment for a value of $60,000.

As of September 30, 2014, the Company had 38,527,316 shares issued and outstanding.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

Note 3 - Stockholders’ Deficit (continued)

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

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the year ended September 30, 2014.

As of September 30, 2014, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$0.10
Issued – to Placement Agent	725,300	$0.10
Balance – December 31, 2009	3,385,300	$0.10
Balance – December 31, 2010	3,385,300	$0.10
Issued – for public relations	400,000	$0.50
Balance – December 31, 2011	3,785,300	$0.14
Balance – December 31, 2012	3,785,300	$0.14
Balance – December 31, 2013	3,785,300	$0.14
Balance – September 30, 2014	3,785,300	$0.14

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

Note 3 - Stockholders’ Deficit (continued)

Stock Options

In May 2014, the Company granted 2,450,000 shares of common stock under the 2013 Incentive Stock Option Plan. Under the 2013 Plan, the Company may grant options to purchase up to 5,500,000 shares of common stock to be granted to Company employees, officers, directors, consultants and advisors. The vesting provisions, exercise price and expiration dates will be established by the Board of Directors (the "Board") of the Company at the date of grant, but incentive stock options may be subject to earlier termination, as provided in the 2013 Plan. As of September 30, 2014, there were 2,335,709 shares available for future grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following table indicates the assumptions made in estimating the fair value for the period ending September 30, 2014:

Dividend yield	0.00%
Volatility	213.26%
Risk- free interest rate	0.77%
Expected term	3.5 Years

Expected volatility was calculated based upon the company’s observed median volatility. The risk-free interest rate assumption is based upon the United States Treasury Bond yield curve in effect at the time of grant for instruments with a similar expected life.

The Company recognized compensation cost related to stock-based compensation in the amount of $19,898, for the period ended September 30, 2014. The Company has not recognized any tax benefits or deductions related to the effects of employee stock-based compensation.

In addition, as of September 30, 2014, approximately $49,313 was related to non-vested options which will be recognized over a weighted-average period of approximately 4.67 years.

No options were exercised under all share-based compensation arrangements for the period ending September 30, 2014.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

Note 3 - Stockholders’ Deficit (continued)

Stock Options (continued)

The following is a summary of stock option activity under the Company's stock option plan:

Outstanding as of December 31, 2013	Number of Options/Shares	Range of Exercise Prices	Weighted- Average Exercise Price
	-	$0.00	$0.00
Options granted	2,450,000	$0.05	$0.05
Options exercised	-	$0.00	$0.00
Options forfeited/expired/cancelled	-	$0.00	$0.00
Outstanding as of September 30, 2014	2,450,000	$0.05	$0.05
Exercisable as of September 30, 2014	704,375	$0.05	$0.05
Exercisable as of December 31, 2013	-	$0.00	$0.00

Information about stock options outstanding as of September 30, 2014 is as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Number of Options Exercisable
$0.05	2,450,000	4.67	704,375
	2,450,000	4.67	704,375

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

Note 4 - Property and Equipment

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Office equipment and computer	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(7,587)	(7,353)
	$701	$935

The Company incurred $234 and $724, respectively, in depreciation expense for each of the nine months ended September 30, 2014 and 2013.

Note 5 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology. Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement. Accumulated amortization as of September 30, 2014 was $228,755. Amortization expense for each of the nine months ended September 30, 2014 and 2013 was $26,738, respectively. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of September 30, 2014 or December 31, 2013.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

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

As of September 30, 2014, the Company issued 9,888,025 shares of its common stock in lieu of interest payments in the aggregate of $400,000 relating to the 2009 Notes in the aggregate principal of $2,400,000.

As of September 30, 2014, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding. In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes. The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes. This discount was being amortized as well over the original life of the 2009 Notes.

 As of September 30, 2014, $2,400,000 of the 2009 Notes are classified as a current liability. The modifications made to the debt instruments did not constitute a material modification under ASC 470-50.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

As of September, 2014, there is no provision for income taxes, current or deferred.

September 30, 2014
Net operating losses	$1,146,000
Valuation allowance	(1,146,000)
$-

At September 30, 2014, the Company had a net operating loss carry forward in the amount of approximately $3,369,650 available to offset future taxable income through 2034. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended September 30, 2014 and 2013 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0.0%

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

Note 8 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between January 31, 2015 and December 31, 2015. Rent expense for the Company’s facilities for the nine months ended September 30, 2014 and 2013 totaled $13,615 and $12,864, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,
2014	$4,527
2015	5,260
$9,787

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first. As of September 30, 2014, the Company has $1,249,984 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product. No liability is accrued since no sales have occurred.

Note 9 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through September 30, 2014. At September 30, 2014, the Company did not have any uninsured deposits.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

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

	September	September
Concentrations in accounts receivable:	30, 2014	30, 2013
Customer A	62%	*
Customer B	37%	10%
Customer C	*	57%
Customer D	*	26%

	September	September
Concentrations in net revenue:	30, 2014	30, 2013
Customer A	85%	46%
Customer B	*	41%
Customer C	*	10%
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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

Note 10 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

September 30, 2014	Level 1	Level 2	Level 3	Total
Cash	$34,017	$-	$-	$34,017
Total assets	$34,017	$-	$-	$34,017
Original Issue Discount
Senior Secured Convertible Promissory Notes	$-	$-	$2,400,000	$2,400,000
Total liabilities	$-	$-	$2,400,000	$2,400,000

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash	$118,172	$-	$-	$118,172
Total assets	$118,172	$-	$-	$118,172
Original Issue Discount
Senior Secured Convertible Promissory Notes	$-	$-	$2,400,000	$2,400,000
Total liabilities	$-	$-	$2,400,000	$2,400,000

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2014

Note 10 - Fair Value Measurements (continued)

Original Issue Discount Senior Secured Convertible Promissory Notes
Balance, January 1, 2012	$2,400,000
Realized gains (losses)	-
Unrealized gains (losses) relating to
instruments still held at the reporting date	-
Purchases, sales, issuances and settlements, net	-
Discount on notes	-
Amortization of discount on notes	-
Conversion of notes to common stock	-
Balance, December 31, 2012	$2,400,000
Realized gains (losses)	-
Unrealized gains (losses) relating to
instruments still held at the reporting date	-
Purchases, sales, issuances and settlements, net	-
Discount on notes	-
Amortization of discount on notes	-
Balance, December 31, 2013	$2,400,000
Balance, September 30, 2014	$2,400,000

Note 11 – Subsequent Events

On October 23, 2014, the Company issued 1,200,000 shares of common stock for payment of interest in lieu of cash.

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

Recent Developments

On September 19, 2014, we entered into a Share Exchange Agreement (the “Agreement”) with Auzminerals Resource Group Limited, a Singapore corporation (the “Parent”) and Solar Silicon Resources Group Pte Ltd., a wholly owned subsidiary of Parent (“SSRG”).  Upon the terms and subject to the conditions set forth in the Agreement, we will acquire SSRG from the Parent through the transfer of all issued and outstanding ordinary shares of SSRG (the “SSRG Shares”) by the Parent to us in exchange (the “Exchange”) for the issuance by us of newly issued shares of our common stock (the “Exchange Shares”) to the Parent. Upon the closing of the Agreement, the Exchange Shares shall at that time constitute ninety-five percent (95%) of the aggregate number of shares of our common stock issued and outstanding, calculated on a fully diluted basis.

Consummation of the Exchange (the “Closing”) is subject to a number of closing conditions, including, among other things: (i) the adoption and approval of the certain amendments to our articles of incorporation by the requisite vote of our stockholders, including but not limited to approving an increase in our authorized number of shares of common stock sufficient to enable us to issue the Exchange Shares; (ii) absence of litigation that seeks to prohibit the Exchange; (iii) we shall be subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iv) the accuracy of the representations and warranties, subject to customary materiality qualifiers; and (v) the absence of a Material Adverse Effect (as defined in the Agreement).  The Agreement does not contain a financing condition.

Each of us, the Parent and SSRG have made customary representations and warranties in the Agreement and have covenanted, among other things, that, subject to certain customary exceptions: (i) we will conduct our business in the ordinary course of business consistent with past practice during the interim period between the execution of the Agreement and the Closing; (ii) both SSRG and we will cooperate in preparing and promptly causing to be filed with the Securities and Exchange Commission (the “SEC”) a proxy statement on Schedule 14A and that we will use our reasonable efforts to have the proxy statement cleared for distribution to our stockholders as promptly as practicable after such filing with the SEC; (iii) we will as soon as practicable following clearance by the SEC, take all action necessary to duly call, give notice of, convene and hold a meeting of its stockholders for the purpose of obtaining the requisite stockholder vote to adopt the Amendments (as defined in the Agreement); and (iv) our board of directors will recommend to our stockholders that they vote in favor of the Amendments.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement and the Exhibits thereto, which is attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on September 24, 2014.

Since the Merger is subject to approvals and other conditions, there can be no assurance that the Exchange will be consummated in a timely basis or at all.

Results of Operations

Our revenues are derived from research and development grants and contracts awarded to the Company by government and private sector.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Currently we are in our development stage and have recorded $68,578 of revenue for the three months ended September 30, 2014 compared to $126,545 of revenue for the three months ended September 30, 2013, a decrease of $57,967 or 45.81%. We anticipate emerging from the development stage in fiscal 2015. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2014 were $44,712 as compared to $67,900 for the three months ended September 30, 2013, representing a decrease of $23,188, or 34.15%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The decrease in cost of revenues for this period was attributable to reductions in direct labor and subcontractor costs due to work on some contracts being completed and that on another contract being extended.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the three months ended September 30, 2014 was $44,772 as compared to $34,026 for the three months ended September 30, 2013, an increase of $10,746 or 31.58%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The increase in indirect and administrative expenses for this period was primarily attributable to an increase in indirect labor and travel costs due to additional work required on the proposed Exchange.

Professional Fees

Professional fees for the three months ended September 30, 2014 were $32,912 as compared to $25,041 for the three months ended September 30, 2013, representing an increase of $7,871, or 31.43%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The increase in professional fees for this period was attributable primarily to the value of the shares issued for services rendered offset by the timing of business service costs incurred.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2014 were $8,991 as compared to $8,990 for the three months ended September 30, 2013, representing an increase of $1 or .01%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment.

General and Administrative

General and administrative expense for the three months ended September 30, 2014 was $11,769 as compared to $11,272 for the three months ended September 30, 2013, an increase of $497 or 4.41%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The increase in general and administrative expense for this period was attributable to public relations expenses.

Interest Expense

Interest expense for the three months ended September 30, 2014 was $59,999 as compared to $59,949 for the three months ended September 30, 2013. Interest expense was comprised of interest incurred on outstanding long-term debt.

Net Loss

Our net loss for the three months ended September 30, 2014 was $134,577, as compared to $80,633 for the three months ended September 30, 2013, representing an increase of $53,944, or 69.90%.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Currently we are in our development stage and have recorded $150,256 of revenue for the nine months ended September 30, 2014 compared to $669,784 of revenue for the nine months ended September 30, 2013, a decrease of $519,528 or 77.57%. We anticipate emerging from the development stage in fiscal 2015. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2014 were $92,034 as compared to $413,978 for the nine months ended September 30, 2013, representing a decrease of $321,944, or 77.77%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The decrease in cost of revenues for this period was attributable to reductions in direct labor and subcontractor costs due to work on some contracts being completed and that on another contract being extended.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the nine months ended September 30, 2014 was $152,605 as compared to $107,783 for the nine months ended September 30, 2013, an increase of $44,822 or 41.59%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses and provision for vacation time. The increase in indirect and administrative expenses for this period was primarily attributable to an increase in indirect labor and travel costs due to additional work required on the proposed Exchange.

Professional Fees

Professional fees for the nine months ended September 30, 2014 were $96,302 as compared to $133,374 for the nine months ended September 30, 2013, representing a decrease of $37,072, or 27.80%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The decrease in professional fees for this period was attributable primarily to the value of the shares issued for services rendered offset by the increase in cost of business services.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2014 were $26,972 as compared to $27,461 for the nine months ended September 30, 2013, representing a decrease of $489 or 1.78%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment.

General and Administrative

General and administrative expense for the nine months ended September 30, 2014 was $34,513 as compared to $33,764 for the nine months ended September 30, 2013, an increase of $749 or 2.22%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state income taxes, business gifts and other miscellaneous items. The increase in general and administrative expense for this period was attributable to an increase in computer and public relations expenses.

Interest Expense

Interest expense for the nine months ended September 30, 2014 was $179,982 as compared to $179,900 for the nine months ended September 30, 2013. Interest expense was comprised of interest incurred on outstanding long-term debt.

Net Loss

Our net loss for the nine months ended September 30, 2014 was $432,152, as compared to $222,476 for the nine months ended September 30, 2013, representing a decrease of $209,676, or 94.25%.

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

At September 30, 2014 and December 31, 2013 we had cash of $34,017 and $118,172, respectively and working capital deficit of $2,702,021 and $2,505,739, respectively. The decrease in working capital was due to decrease in cash and accounts receivable. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $84,155 for the nine months ended September 30, 2014, as compared to net cash provided by operating activities of $46,306 for the nine months ended September 30, 2013. The increase in net cash used in operating activities was attributable to an increase in the operating losses offset by a decrease in accounts receivable and an increase in accounts payable.

There were no investing activities for the nine months ended September 30, 2014 or September 30, 2013. There was no cash used in investing activities because we did not add to plant and equipment.

There were no financing activities for the nine months ended September 30, 2014 or September 30, 2013. There were no capital raising transactions during the reporting period.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We have incurred substantial indebtedness that matures on December 31, 2014 and if we were to default, we could be forced to suspend or cease operations altogether.

We have very limited funds and we have $2,400,000 of original issue discount senior secured convertible notes that mature on December 31, 2014. Such indebtedness is secured by substantially all of our assets.  We intend to negotiate with the holders of the notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that we will be successful in reaching satisfactory agreements with holders of the notes or that we will reach agreement at all. Furthermore, our ultimate success depends upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we were to default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On October 23, 2014, we issued 1,200,000 shares of common stock for payment of interest in lieu of cash.

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

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101	The following materials from Magnolia Solar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: November 14, 2014	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)

