Form 10-K
period 2014-12-31
Magnolia Solar Corp
filed 2015-03-31
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 333-151633

Magnolia Solar Corporation

(Exact name of registrant as specified in its charter)

Nevada	39-2075693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

54 Cummings Park, Suite 316 Woburn, MA	01801
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $908,271.

As of March 26, 2015, there were 40,922,535 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

MAGNOLIA SOLAR CORPORATION AND SUBISIDIARIES

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

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

Recent Developments

On September 19, 2014, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Auzminerals Resource Group Limited, a Singapore corporation (the “Parent”) and Solar Silicon Resources Group Pte Ltd., a wholly owned subsidiary of Parent (“SSRG”).  Upon the terms and subject to the conditions set forth in the Share Exchange Agreement, we would have acquired SSRG from the Parent through the transfer of all issued and outstanding ordinary shares of SSRG (the “SSRG Shares”) by the Parent to us in exchange (the “Exchange”) for the issuance by us of newly issued shares of our common stock (the “Exchange Shares”) to the Parent. Upon the closing of the Share Exchange Agreement, the Exchange Shares would have constituted ninety-five percent (95%) of the aggregate number of shares of our common stock issued and outstanding, calculated on a fully diluted basis.

Consummation of the Exchange (the “Closing”) was subject to a number of closing conditions, including, among other things: (i) the adoption and approval of the certain amendments to our articles of incorporation by the requisite vote of our stockholders, including but not limited to approving an increase in our authorized number of shares of common stock sufficient to enable us to issue the Exchange Shares; (ii) absence of litigation that seeks to prohibit the Exchange; (iii) our compliance with reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iv) the accuracy of the representations and warranties, subject to customary materiality qualifiers; and (v) the absence of a Material Adverse Effect (as defined in the Agreement).  The Share Exchange Agreement did not contain a financing condition.

On March 26, 2015, the parties to the Share Exchange Agreement mutually terminated the Share Exchange Agreement and released each other from any claims.

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

●	We have been issued five patents. In addition, we have filed several patents to protect our intellectual property and are adding key technical personnel to validate and commercialize these solar cell technologies. Our goal is to increase our solar cells’ efficiency from the present thin film solar cell efficiency of about 11%-13% to those rivaling efficiencies of crystalline photovoltaic cells in a commercial environment at a cost potentially reaching $0.50 per watt.

●	Our technology development is in part supported by various government grants and we have received the following awards to advance the development of our technology:

●	We received our first purchase order for a $1 million award from the New York State Energy Research and Development Authority (“NYSERDA”) for the development of advanced thin-film solar cells using our technology, in partnership with the College of Nanoscale Science and Engineering (“CNSE”) at the University of Albany. This work successfully transitioned from the first phase to the next phase and the work on this contract is ongoing at present;

●	We were awarded a contract from the National Aeronautical and Space Administration (NASA) for the development of a quantum-well waveguide technology for solar cell. The work on the NASA contract has been completed. The amount of the award was $99,999;

●	We were awarded a Phase I Small Business Innovation Research / Small Business Technology Transfer (SBIR/STTR) contract from the U.S. Air Force to study the development of flexible, lightweight, ultra-high efficiency solar cells. The Phase I contract was for $99,999. Following the work for this contract which demonstrated our approach to simultaneously increase the current and voltage output of photovoltaic devices for space power applications, the U.S. Air Force has extended the contract to Phase II of the SBIR/STTR to demonstrate the technology. The amount of the Phase II award is $750,000 and the work on this contract is currently underway;

●	We received a second Phase I award from the U.S. Air Force to develop ultra-high efficiency, single junction quantum dot solar cells that can potentially match the efficiency of multiple junction solar cells at significantly lower costs. The contract amount was $99,999. Following the work on this contract demonstrating our approach to ultra-high efficiency, thin-film solar cells, the U.S. Air Force awarded Magnolia Solar a second Phase II STTR contract to demonstrate the technology. The amount of the Phase II award is $750,000 and work on this contract is currently under way;

●	We received an innovative product development contract from NYSERDA. The baseline program award is $250,000. The goal of this contract is to improve the performance of thin film solar cells by incorporating advanced light trapping techniques and nanostructured optical coatings. Work on this contract has been completed.

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

Intellectual Property

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents and trade secrets, as well as associate and third party confidentiality agreements, to safeguard our intellectual property. Since January 2010 we have filed several patent applications to protect inventions arising from our research and development, and are currently pursuing patent applications in the U.S. Five patents have been issued by the United States Patent Office. These patents are listed below:

Patent No.	Title
8,865,506	Roll-to-roll solution process method for fabricating CIGS solar cells and system for the same
8,895,838	Multijunction solar cell employing extended heterojunction and step graded antireflection structures and methods for constructing the same
8,921,687	High efficiency quantum well waveguide solar cells and methods for constructing the same
8,969,711	Solar cell employing nanocrystalline superlattice material and amorphous structure and method of constructing the same
8,981,207	High efficiency quantum dot sensitized thin film solar cell with absorber layer

Our remaining patent applications and any future patent applications might not result in a patent being issued with the scope of the claims we seek, or at all, and any patents we may receive or have received may be challenged, invalidated, or declared unenforceable.

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

Customers

We are still in the development stage and do not presently have any customers. We have used samples of anti-reflection coatings for evaluation. We continue to pursue establishing relationships with various companies and explore collaborations with them. As we exit the development stage, which is expected to occur in 2016, and commence the production of our solar cells and/or anti-reflective coatings, we expect to target federal civilian and military agencies and commercial customers including large corporations, non-governmental organizations, universities and solar powered electric generating stations.

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

Employees

As of March 26, 2015, we had two part-time employees.

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

Risks Related to our Business

We have incurred substantial indebtedness that matured on December 31, 2014 and is past due and if a default is called, we could be forced to suspend or cease operations altogether.

We have very limited funds and we have $2,400,000 of original issue discount senior secured convertible notes that matured on December 31, 2014 and became past due. Such indebtedness is secured by substantially all of our assets.  We are attempting to negotiate with such holders of the notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that we will be successful in reaching satisfactory agreements with holders of the notes or that we will reach agreement at all. Furthermore, our ultimate success depends upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If holders of the notes call a default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

The termination of the Share Exchange Agreement prior to completing the business combination could materially adversely affect subsequent attempts to locate and acquire or merge with another business and may have a material adverse effect on our stock price.

On September 19, 2014, we entered into a Share Exchange Agreement which if closed would have resulted in a business combination with the Parent and SSRG. On March 26, 2015, we mutually terminated the Share Exchange Agreement. We expended substantial management time and costs in the negotiation, drafting and execution of relevant agreements, documents and other instruments in connection with the Share Exchange Agreement and the costs incurred for the proposed transaction are likely not recoverable. Such termination could materially adversely affect subsequent attempts to locate and acquire or merge with another business and may have a material adverse effect on our stock price.

We have a limited operating history upon which an evaluation of our prospects can be made. We may never achieve profitability.

Our operating subsidiary, Magnolia Solar, was organized on January 8, 2008, and has had only limited operations since our inception upon which to evaluate our business prospects. As a result, investors do not have access to the same type of information in assessing their proposed investment as would be available to purchasers in a company with a history of prior operations. Although the technology for solar cells we are commercializing has been developed by Magnolia Optical, a related company which has received federal funding for several projects over the last fourteen years, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management’s potential underestimation of initial and ongoing costs. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We have a history of losses and can provide no assurance of our future operating results.

We are an early stage company and may not succeed in commercializing any products which will generate revenues. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2014 and 2013, we had working capital deficit of $(2,766,811) and $(2,505,739), respectively, and stockholders’ deficit of $(2,647,355) and $(2,350,321), respectively. For the years ended December 31, 2014 and 2013, we incurred net losses of $(573,718) and $(377,149). We may never achieve profitability.  The opinion of our independent registered public accountants on our audited financial statements as of and for the years ended December 31, 2014 and 2013 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern .  Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

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

According to the BP Statistical Review of World Energy published in 2014, the installed solar PV capacity was about 140 Gigawatt hours at the end of 2013. Total global production of electricity was about 23,127 terawatt hours in 2013. Thus, at the end of 2013 less than 1 percent electric power came from solar photovoltaic sources. Even with many advances in the solar photovoltaic technology, adoption of solar photovoltaic power technology by energy users remains low and the total solar electricity production capacity remains well below one percent of the world consumption of electricity. Thus, the solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If our products are not accepted by the market, our business, prospects, results of operations and financial condition will suffer. Moreover, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our proposed products and our ability to sell them at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including, but not limited to:

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

Patents are a key element of our intellectual property strategy. We have several currently pending patent applications in the United States. It may take a long time for any patents to issue from the applications, and we cannot provide any assurance that any additional patents will ultimately be issued or that any patents that have already issued are in a form that will adequately protect our commercial advantage.

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

Even for the issued patents or for patents that do ultimately issue from our patent applications, these patents may not provide meaningful protection or commercial advantage. Patents only provide protection for a 20-year period starting from the filing date and the longer a patent application takes to issue the less time there is to enforce it. Further, the claims under any patents that issue from our applications may not be broad enough to prevent others from developing technologies that are similar or that achieve similar results. It is also possible that the intellectual property rights of others will bar us from licensing our technology and bar us or our future licensees from exploiting any patents that issue from its pending applications. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any patents that issue from our applications may also be challenged by our competitors on the basis that they are otherwise invalid or unenforceable.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2015 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Our common stock is currently quoted for trading on the OTCQB; however, we cannot be sure that such quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE MKT, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTCQB or suspended from the OTCQB the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are traded in the OTCQB, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

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

Our directors and executive officers own or control a significant percentage of our common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. Our current officers and directors own an aggregate of 16,400,000 shares of our common stock or a total of approximately 40% of the voting power of all our outstanding shares of stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Item 1B. Unresolved Staff Comments

None

Item 2.    Properties.

We lease our Woburn, Massachusetts headquarters, consisting of approximately 360 square feet of office space, at $347.77 per month. The lease expires on December 30, 2015. We also lease office space in the Albany Nanotech Center of the College of Nanoscale Science and Engineering in Albany, New York. This office space consists of approximately 430 square feet at a monthly rent of $1,167.84, and the lease expires on January 31, 2016.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the over the counter market from September 5, 2008 through February 5, 2010 under the symbol MBSV.OB. Since February 6, 2010, our common stock has been listed on the over the counter market under the symbol MGLT. Prior to February 8, 2010, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL YEAR 2014	HIGH	LOW
First Quarter	$0.08	$0.03
Second Quarter	$0.07	$0.03
Third Quarter	$0.08	$0.03
Fourth Quarter	$0.08	$0.02

FISCAL YEAR 2013	HIGH	LOW
First Quarter	$0.09	$0.03
Second Quarter	$0.13	$0.03
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.07	$0.04

According to the records of our transfer agent, as of March 26, 2015, there were approximately 70 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2014 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

The following table summarizes information as of the close of business on December 31, 2014 about the Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants or rights (a)	Weighted-average exercise price of outstanding options, warrants or rights (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	N/A	N/A

Equity compensation plans not approved by security holders	2,450,000	$0.05	2,794,549

During the year ended December 31, 2014, we granted 2,705,451 shares of common stock under the Plan.

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

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

Currently we are in an early stage in our development and have recorded $218,270 of revenue for the year ended December 31, 2014 compared to $738,122 of revenue for the year ended December 31, 2013 a decrease of $519,852 or 70.43%. We anticipate emerging from the development stage in fiscal 2016. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the year ended December 31, 2014 were $135,356 as compared to $460,406 for the year ended December 31, 2013, a decrease of $325,050 or 70.60%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The decrease in cost of revenues for this period was attributable to reductions in direct labor and subcontractor costs due to work on some contracts being completed and that on another contract being extended.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the year ended December 31, 2014 was $198,800 as compared to $169,559 for the year ended December 31, 2013, an increase of $29,241 or 17.25%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses, provision for vacation time, and stock compensation expense. The increase in indirect and administrative expenses for this period was primarily attributable to an increase in indirect labor and travel costs due to additional work required on the proposed Exchange and the stock compensation expense for grants made in 2014.

Professional Fees

Professional fees for the year ended December 31, 2014 were $138,260 as compared to $167,836 for the year ended December 31, 2013, a decrease of $29,576 or 17.62%.    Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The decrease in professional fees for this period was attributable primarily to a reduction in general legal counsel costs incurred.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2014 was $35,962 as compared to $36,452 for the year ended December 31, 2013, a decrease of $490 or 1.34%. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment.

General and Administrative

General and administrative expense for the year ended December 31, 2014 was $43,629 as compared to $45,146 for the year ended December 31, 2013, a decrease of $1,517 or 3.36%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to general costs cuts, offset by public relations and computer expenses incurred.

Interest Expense

Interest expense for the year ended December 31, 2014 was $239,981 as compared to $239,872 for the year ended December 31, 2013. Interest expense was comprised of interest incurred on outstanding long-term debt.

Net Loss

As a result of the aforesaid, our net loss was $573,718 for the year ended December 31, 2014, as compared to a loss of $377,149 for the year ended December 31, 2013, an increase of $196,569 or 52.12%.

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

At December 31, 2014 and December 31, 2013 we had cash of $25,127 and $118,172, respectively, and working capital deficit of $2,766,811 and $2,505,739, respectively. The decrease in working capital was due to decrease in cash and accounts receivable. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $93,045 for the year ended December 31, 2014, as compared to net cash used in operating activities of $17,454 for the year ended December 31, 2013. The increase in net cash used in operating activities was attributable to an increase in the operating losses offset by a decrease in accounts receivable and an increase in accounts payable.

There were no investing activities for the year ended December 31, 2014 or December 31, 2013. There was no cash used in investing activities because we did not add to plant and equipment.

There were no financing activities for the year ended December 31, 2014 or December 31, 2013. There were no capital raising transactions during the reporting period.

Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. In addition, we have $2,400,000 of original issue discount senior secured convertible notes that matured on December 31, 2014 and became past due. Such indebtedness is secured by substantially all of our assets.  We are attempting to negotiate with such holders of the notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that we will be successful in reaching satisfactory agreements with holders of the notes or that we will reach agreement at all. Furthermore, our ultimate success depends upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If holders of the notes call a default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

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

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Report of Independent Registered Public Accounting Firm

To the Directors of

Magnolia Solar Corporation

We have audited the accompanying consolidated balance sheets of Magnolia Solar Corporation (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Solar Corporation as of December 31, 2014 and 2013, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2014 and 2013 in conformity with U.S. generally accepted accounting principles.

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

KBL, LLP

/s/KBL, LLP

New York, NY

March 30, 2015

MAGNOLIA SOLAR CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

ASSETS
	DECEMBER 31,	DECEMBER 31,
	2014	2013
CURRENT ASSETS
Cash	$25,127	$118,172
Accounts receivable	185,455	226,625
Prepaid expense	1,417	1,417
Total current assets	211,999	346,214

Fixed assets, net	623	935

OTHER ASSETS
License with related party, net of accumulated amortization	118,833	154,483
Total other assets	118,833	154,483

TOTAL ASSETS	$331,455	$501,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$578,810	$451,953
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,400,000	2,400,000
Total current liabilities	2,978,810	2,851,953

TOTAL LIABILITIES	2,978,810	2,851,953

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
39,727,316 and 33,835,268 shares issued and outstanding	39,727	33,836
Additional paid-in capital	2,228,367	1,957,574
Additional paid-in capital - warrants	962,297	962,297
Accumulated deficits	(5,877,746)	(5,304,028)
Total stockholders' deficit	(2,647,355)	(2,350,321)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$331,455	$501,632

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	YEAR ENDED DECEMBER 31, 2014	YEAR ENDED DECEMBER 31, 2013

REVENUE - net	$218,270	$738,122

COST OF REVENUES	135,356	460,406

GROSS PROFIT	82,914	277,716

OPERATING EXPENSES
Indirect and administrative labor	198,800	169,559
Professional fees	138,260	167,836
Depreciation and amortization expense	35,962	36,452
General and administrative	43,629	45,146
Total operating expenses	416,651	418,993

OTHER (INCOME) EXPENSE
Interest expense including amortization of OID
and debt discount, net	239,981	239,872
Forgiveness of debt	-	(4,000)
Total other (income) expense	239,981	235,872

LOSS BEFORE PROVISION FOR
INCOME TAXES	(573,718)	(377,149)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(573,718)	$(377,149)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	37,469,963	30,839,830

NET LOSS PER SHARE	$(0.02)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

				Additional
			Additional	Paid-In
	Common Stock		Paid-In	Capital -	Accumulated
	Shares	Amount	Capital	Warrants	Deficits	Total

Balance - December 31, 2012	28,167,063	28,167	$1,747,583	$962,297	$(4,926,879)	$(2,188,832)

Common shares issued for payment of interest	5,109,365	5,110	184,890	-	-	190,000

Common shares issued for services rendered	558,840	559	25,101	-	-	25,660

Net loss for the year ended December 31, 2013	-	-	-	-	(377,149)	(377,149)

Balance - December 31, 2013	33,835,268	33,836	1,957,574	962,297	(5,304,028)	(2,350,321)

Common shares issued for payment of interest	5,636,597	5,636	234,364	-	-	240,000

Common shares issued for services rendered	255,451	255	8,745	-	-	9,000

Stock based compensation	-	-	27,684	-	-	27,684

Net loss for the year ended December 31, 2014	-	-	-	-	(573,718)	(573,718)

Balance - December 31, 2014	39,727,316	$39,727	$2,228,367	$962,297	$(5,877,746)	$(2,647,355)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	YEAR ENDED DECEMBER 31, 2014	YEAR ENDED DECEMBER 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(573,718)	$(377,149)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	35,962	36,452
Stock based compensation	27,684	-
Common stock issued for services rendered	9,000	25,660
Common stock issued for payment of interest	240,000	190,000
Forgiveness of debt	-	(4,000)

Change in assets and liabilities:
Decrease in accounts receivable	41,170	40,491
Increase in accounts payable and accrued expenses	126,857	71,092
Total adjustments	480,673	359,695
Net cash used in operating activities	(93,045)	(17,454)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(93,045)	(17,454)

CASH - BEGINNING OF PERIOD	118,172	135,626

CASH - END OF PERIOD	$25,127	$118,172

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,222	$1,658

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$9,000	$25,660
Stock issued for payment of interest	$240,000	$190,000
Stock based compensation	$27,684	$-

 The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 1 – Organization and Nature of Business (continued)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $573,718 and $377,149 for the years ended December 31, 2014 and 2013, respectively. While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at December 31, 2014 and December 31, 2013, it had cash of $25,127 and $118,172, respectively, and will need to raise additional funds to carry out its business plan.

On September 19, 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Auzminerals Resource Group Limited, a Singapore corporation (the “Parent”) and Solar Silicon Resources Group Pte Ltd., a wholly owned subsidiary of Parent (“SSRG”).  Upon the terms and subject to the conditions set forth in the Share Exchange Agreement, the Company will acquire SSRG from the Parent through the transfer of all issued and outstanding ordinary shares of SSRG (the “SSRG Shares”) by the Parent to us in exchange (the “Exchange”) for the issuance by us of newly issued shares of our common stock (the “Exchange Shares”) to the Parent. Upon the closing of the Share Exchange Agreement, the Exchange Shares shall at that time constitute ninety-five percent (95%) of the aggregate number of shares of our common stock issued and outstanding, calculated on a fully diluted basis. Consummation of the Exchange (the “Closing”) is subject to a number of closing conditions, including, among other things: (i) the adoption and approval of the certain amendments to the Company’s articles of incorporation by the requisite vote of the Company’s stockholders, including but not limited to approving an increase in our authorized number of shares of common stock sufficient to enable us to issue the Exchange Shares; (ii) absence of litigation that seeks to prohibit the Exchange; (iii) the Company shall be subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iv) the accuracy of the representations and warranties, subject to customary materiality qualifiers; and (v) the absence of a Material Adverse Effect (as defined in the Share Exchange Agreement).  The Share Exchange Agreement does not contain a financing condition. The parties to the Share Exchange Agreement have not held a Closing and the Share Exchange Agreement has been mutually terminated (See Note 11 – Subsequent Events).

The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The 2009 Notes matured on December 31, 2014 and are past due. Such indebtedness is secured by substantially all of the Company’s assets.  The Company is attempting to negotiate with such holders of the 2009 Notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that the Company will be successful in reaching satisfactory agreements with such holders of the 2009 Notes or that it will reach agreement at all. Furthermore, the Company’s ultimate success depends upon the Company’s ability to raise additional capital. If a default is called on the 2009 Notes, then holders of the 2009 Notes may foreclose on the debt and seize the Company’s assets which may force the Company to suspend or cease operations altogether.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Principles of Consolidation (continued)

The consolidated financial statements include all accounts of the entities at December 31, 2014 as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest at December 31, 2014 and 2013

Magnolia Solar Inc.	Delaware, U.S.A.	January 8, 2008	100%

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

Accounts Receivable

For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience. Accounts deemed uncollectible are charged against this allowance. Receivables are reported on the balance sheet net of such allowance. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company believes no allowance for doubtful accounts is necessary at December 31, 2014 or December 31, 2013.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (from three to seven years). Additions, renewals, and betterments, unless of a minor amount, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell. The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of December 31, 2014 or December 31, 2013.

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

Revenue from inception to December 31, 2014 has been primarily from research and development grants or contracts to develop solar cells using the Company’s technology.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents as of December 31, 2014 or December 31, 2013.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2012 to 2013 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

	December 31,	December 31,
	2014	2013

Net loss	($573,718)	($377,149)

Weighted-average common shares
outstanding (Basic)	37,469,963	30,839,830

Weighted-average common stock
Equivalents
Stock options	1,730,355	-
Warrants	3,785,300	3,785,300

Weighted-average common shares
outstanding (Diluted)	42,985,618	34,625,130

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

During June 2014, the FASB issued an Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10")". The objective of ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has elected early implementation, as permitted by the standard, for the year ending December 31, 2014. All development stage language disclosures and amounts have been removed as a result of the adoption of ASU 2014-10.

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 2 - Summary of Significant Accounting Policies (continued)

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 3 - Stockholders’ Deficit (continued)

Shares (continued)

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

In October 2014, the Company issued 1,200,000 shares of common stock at its fair value price ($0.05 per share) in lieu of interest payment for a value of $60,000.

As of December 31, 2014, the Company had 39,727,316 shares issued and outstanding.

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

On December 21, 2012, the exercise price of the 2009 Warrants and placement agent warrants were reduced to $0.25 per share. On December 23, 2013, the exercise price of the 2009 Warrants and placement agent warrants were further reduced to $0.10 per share. Additionally, the Company also agreed to extend the expiration date of the 2009 Warrants from December 31, 2014 to December 31, 2016. As discussed in Note 11, the Company in March 2015 renegotiated terms of 300,000 warrants with a noteholder reducing the exercise price to $0.05 from $0.10 per share.

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the year ended December 31, 2014.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 3 - Stockholders’ Deficit (continued)

Warrants (continued)

As of December 31, 2014, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$0.10
Issued – to Placement Agent	725,300	$0.10
Balance – December 31, 2009	3,385,300	$0.10
Balance – December 31, 2010	3,385,300	$0.10
Issued – for public relations	400,000	$0.50
Balance – December 31, 2011	3,785,300	$0.14
Balance – December 31, 2012	3,785,300	$0.14
Balance – December 31, 2013	3,785,300	$0.14
Balance – December 31, 2014	3,785,300	$0.14

Stock Options

In May 2014, the Company granted 2,450,000 shares of common stock under the 2013 Incentive Stock Option Plan. Under the 2013 Plan, the Company may grant options to purchase up to 5,500,000 shares of common stock to be granted to Company employees, officers, directors, consultants and advisors. The vesting provisions, exercise price and expiration dates will be established by the Board of Directors (the "Board") of the Company at the date of grant, but incentive stock options may be subject to earlier termination, as provided in the 2013 Plan. As of December 31, 2014, there were 2,335,709 shares available for future grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following table indicates the assumptions made in estimating the fair value for the period ending December 31, 2014:

Dividend yield	0.00%
Volatility	213.26%
Risk- free interest rate	0.77%
Expected term	3.5 Years

Expected volatility was calculated based upon the company’s observed median volatility. The risk-free interest rate assumption is based upon the United States Treasury Bond yield curve in effect at the time of grant for instruments with a similar expected life.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 3 - Stockholders’ Deficit (continued)

Stock Options (continued)

The Company recognized compensation cost related to stock-based compensation in the amount of $27,684, for the period ended December 31, 2014. The Company has not recognized any tax benefits or deductions related to the effects of employee stock-based compensation.

In addition, as of December 31, 2014, approximately $41,527 was related to non-vested options which will be recognized over a weighted-average period of approximately 4.42 years.

No options were exercised under all share-based compensation arrangements for the period ending December 31, 2014.

The following is a summary of stock option activity under the Company's stock option plan:

Outstanding as of December 31, 2013	Number of Options/Shares	Range of Exercise Prices	Weighted- Average Exercise Price
	-	$0.00	$0.00
Options granted	2,450,000	$0.05	$0.05
Options exercised	-	$0.00	$0.00
Options forfeited/expired/cancelled	-	$0.00	$0.00
Outstanding as of December 31, 2014	2,450,000	$0.05	$0.05
Exercisable as of December 31, 2014	980,000	$0.05	$0.05
Exercisable as of December 31, 2013	-	$0.00	$0.00

Information about stock options outstanding as of December 31, 2014 is as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Number of Options Exercisable
$0.05	2,450,000	4.42	980,000
	2,450,000	4.42	980,000

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013

Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(7,665)	(7,353)

	$623	$935

The Company incurred $312 and $802, respectively, in depreciation expense for the years ended December 31, 2014 and 2013.

Note 5 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology. Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement. Accumulated amortization as of December 31, 2014 and 2013 was $237,667 and $202,017, respectively. Amortization expense for each of the years ended December 31, 2014 and 2013 was $35,650, respectively. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2014 or December 31, 2013.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

As of December 31, 2014, the Company issued 11,088,025 shares of its common stock in lieu of interest payments in the aggregate of $460,000 relating to the 2009 Notes in the aggregate principal of $2,400,000.

As of December 31, 2014, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding. In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes. The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes. This discount was being amortized as well over the original life of the 2009 Notes.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 6 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

The 2009 Notes matured on December 31, 2014 and are past due. Such indebtedness is secured by substantially all of the Company’s assets.  The Company is attempting to negotiate with such holders of the 2009 Notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that the Company will be successful in reaching satisfactory agreements with such holders of the 2009 Notes or that it will reach agreement at all. Furthermore, the Company’s ultimate success depends upon the Company’s ability to raise additional capital. If a default is called on the 2009 Notes, then holders of the 2009 Notes may foreclose on the debt and seize the Company’s assets which may force the Company to suspend or cease operations altogether.

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

As of December 31, 2014, there is no provision for income taxes, current or deferred.

December 31, 2014

Net operating losses	$1,189,000
Valuation allowance	(1,189,000)

$-

At December 31, 2014, the Company had a net operating loss carry forward in the amount of approximately $3,500,000 available to offset future taxable income through 2034. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2014 and 2013 is summarized below.

Federal statutory rate	(34.0)%

State income taxes, net of federal	0.0

Valuation allowance	34.0

0.0%

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 8 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between January 31, 2015 and December 31, 2015. Rent expense for the Company’s facilities for the years ended December 31, 2014 and 2013 totaled $18,143 and $17,282, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2015	$5,260

$5,260

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first. As of December 31, 2014, the Company has $1,249,984 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product. No liability is accrued since no sales have occurred.

Note 9 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2014. At December 31, 2014, the Company did not have any uninsured deposits.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

	December	December
Concentrations in accounts receivable:	31, 2014	31, 2013
Customer A	60%	70%
Customer B	40%	16%
Customer C	*	13%

	December	December
Concentrations in net revenue:	31, 2014	31, 2013
Customer A	90%	47%
Customer B	*	37%
Customer C	*	12%

* Customer did not exceed 10% for the respective year.

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 10 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

December 31, 2014
	Level 1	Level 2	Level 3	Total

Cash	$25,127	$-	$-	$25,127

Total assets	$25,127	$-	$-	$25,127

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

December 31, 2013
	Level 1	Level 2	Level 3	Total

Cash	$118,172	$-	$-	$118,172

Total assets	$118,172	$-	$-	$118,172

Original Issue Discount
Senior Secured Convertible
Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Note 10 - Fair Value Measurements (continued)

Original Issue Discount
Senior Secured Convertible
Promissory Notes

Balance, January 1, 2013	$2,400,000

Realized gains (losses)	-

Unrealized gains (losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Conversion of notes to common stock	-

Balance, December 31, 2013	$2,400,000

Realized gains (losses)	-

Unrealized gains (losses) relating to
instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Balance, December 31, 2014	$2,400,000

Note 11 – Subsequent Events

On March 23, 2015, the Company issued 1,195,219 shares of common stock for payment of interest in lieu of cash.

On March 26, 2015, the parties to the Share Exchange Agreement mutually terminated the Share Exchange Agreement and released each other from any claims.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On March 23, 2015, we issued 1,195,219 shares of common stock for payment of interest in lieu of cash.

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

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 1.02 Termination of a Material Definitive Agreement”:

On September 19, 2014, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Auzminerals Resource Group Limited, a Singapore corporation (the “Parent”) and Solar Silicon Resources Group Pte Ltd., a wholly owned subsidiary of Parent (“SSRG”).  Upon the terms and subject to the conditions set forth in the Share Exchange Agreement, the Company would acquire SSRG from the Parent through the transfer of all issued and outstanding ordinary shares of SSRG (the “SSRG Shares”) by the Parent to the Company in exchange (the “Exchange”) for the issuance by us of newly issued shares of its common stock (the “Exchange Shares”) to the Parent. Upon the closing of the Agreement, the Exchange Shares would at that time constitute ninety-five percent (95%) of the aggregate number of shares of common stock, par value $0.001 per share, of us issued and outstanding, calculated on a fully diluted basis. Consummation of the Exchange was subject to a number of closing conditions which were not

On March 26, 2015, we, the Parent and SSRG entered into a termination and release agreement to terminate the Share Exchange Agreement. As a result of such termination, the Share Exchange Agreement is of no further force and effect. A copy of the agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position with the Company

Dr. Ashok K. Sood	67	President, Chief Executive Officer and Director

Dr. Yash R. Puri	67	Executive Vice-President, Chief Financial Officer and Director

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

Compliance under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of reports furnished to us, or written representations that no reports were required, we believe that during the year ended December 31, 2014, our executive officers, directors and 10% holders complied with all filing requirements, with the following possible exceptions: Daybreak Special Situations Fund, Ltd. has not filed a Form 3.

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by each of our principal executive officer and principal financial officers during the last fiscal year (“named executive officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

				Option	All Other
		Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)		($)
Dr. Ashok K. Sood	2014	43,160			37,550	(1)	80,710
President and CEO	2013	83,200	5,000		6,720	(1)	94,920

Dr. Yash R. Puri,	2014	33,920			45,310	(1)	78,230
Exec. VP and CFO	2013	43,200	5,000		27,840	(1)	76,040

 ___________

(1) Represents accrued but unpaid salary.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 26, 2015 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Magnolia Solar Corporation, 54 Cummings Park, Suite 316, Woburn, MA 01801. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 26, 2015, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

	Number of Shares Beneficially		Percentage Beneficially
Name of Beneficial Owner	Owned		Owned (1)

Dr. Ashok K. Sood President,Chief Executive Officer and Director	8,300,000	(2)	20.3%

Dr. Yash R. Puri Executive Vice President, Chief Financial Officer and Director	8,100,000		19.8%

Alan Donenfeld Paragon Capital Advisors LLC 110 East 59th Street, 22nd fl New York, NY 10022	4,130,923	(3)	9. 9%

Larry Butz Daybreak Special Situations Fund Ltd. 143 E. Main St Suite 150 Lake Zurich, IL 60047	6,277,319	(4)	14.9%

Marilyn Phillips Debt Opportunity LLLP 20711 Sterlington Drive Land O' Lakes, FL 34638	4,275,682	(5)	9.9%

All executive officers and directors as a group (two persons)	16,400,000		40.1%

(1)	Based on 40,922,535 shares of our common stock issued and outstanding as of March 26, 2015.

(2)	Includes 200,000 shares of common stock held in the name of Mr. Sood’s minor child.

(3)	Mr. Donenfeld has sole voting and dispositive power over 2,000 shares of our common stock. In addition, Mr. Donenfeld has sole voting and dispositive power over 4,128,923 shares of our common stock (including 427,643 shares of our common stock underlying warrants and convertible notes) as managing member of Paragon Capital Advisors LLC, the general partner of Paragon Capital LP (“Paragon Capital”). Subject to certain exceptions, we are prohibited from effecting an exercise of the warrants and convertible notes to the extent that, as a result of the exercise and conversion, the holder of such shares beneficially owns more than 9.99% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise and conversion. The number of shares and the percentage, as the case may be, in this column is reflective of this ownership limitation and accordingly 3,072,357 shares of our common stock issuable upon exercise of warrants and conversion of convertible notes held by Paragon Capital have been excluded. In the event, this ownership limitation were not in effect, Mr. Donenfeld would beneficially own 16.2% of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrants and conversion of convertible notes.

(4)	Mr. Butz has sole voting and dispositive power over 36,000 shares of our common stock. In addition, Mr. Butz has sole voting and dispositive power over 6,241,319 shares of our common stock (including 953,775 shares of our common stock underlying warrants and convertible notes) as managing partner of Daybreak Capital Management LLC, the investment advisor to Daybreak Special Situations Master Fund, Ltd (“Daybreak Fund”). Subject to certain exceptions, we are prohibited from effecting an exercise of the warrants and convertible notes to the extent that, as a result of the exercise and conversion, the holder of such shares beneficially owns more than 14.9% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise and conversion. The number of shares and the percentage, as the case may be, in this column is reflective of this ownership limitation and accordingly 4,046,225 shares of our common stock issuable upon exercise of warrants and conversion of convertible notes held by Daybreak Fund have been excluded. In the event, this ownership limitation were not in effect, Mr. Butz would beneficially own 22.4% of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrants and conversion of convertible notes.

(5)

Ms. Phillips has shared voting and dispositive power over 4,275,682 shares of our common stock (including 1,876,686 shares of our common stock underlying warrants and convertible notes) as managing member of Debt Opportunity Fund LLLP (“Debt Opportunity”). Subject to certain exceptions, we are prohibited from effecting an exercise of the warrants and convertible notes to the extent that, as a result of the exercise and conversion, the holder of such shares beneficially owns more than 9.9% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise and conversion.  The number of shares and the percentage, as the case may be, in this column is reflective of this ownership limitation and accordingly 123,314 shares of our common stock issuable upon exercise of warrants and conversion of convertible notes held by Daybreak Fund have been excluded. In the event, this ownership limitation were not in effect, Ms. Phillips would beneficially own 10.2% of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrants and conversion of convertible notes.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, since January 1, 2014 there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors, more than 5% beneficial holders or their family members.

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

Magnolia Solar is amortizing the license fee over the 120 month term of the license.  Magnolia Solar’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2014. Amortization expense for the years ended December 31, 2014 and December 31, 2013 was $35,650 and $35,650, respectively.

Director Independence

None of our current directors are “independent directors,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013 were $15,000 and $15,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2014 and 2013 were $9,000 and $9,000.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2014 and 2013 were $1,800 and $1,600, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2014 and 2013 were $0.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not have an audit committee and as a result our Board of Directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Change (2)
3.3	Amended and Restated Bylaws (2)
10.1	Termination Agreement and Mutual General Release dated as of March 26, 2015 between Magnolia Solar Corporation, Solar Silicon Resources Group and Auzminerals Resource Group Limited*
21	List of Subsidiaries*
23.1	Consent of KBL, LLP*
31.1	Section 302 Certification of Principal Executive Officer*
31.2	Section 302 Certification of Principal Financial Officer*
32.1	Section 906 Certification of Principal Executive Officer*(3)
32.2	Section 906 Certification of Principal Financial Officer*(3)
101	The following materials from Magnolia Solar Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

* Filed Herewith

(1)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2008.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 7, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: March 31, 2015	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: March 31, 2015	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 31, 2015

/s/ Dr. Yash R. Puri
Dr. Yash R. Puri	Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2015

