Form 10-Q
period 2015-03-31
Magnolia Solar Corp
filed 2015-05-13
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

As of May 6, 2015, the issuer had 42,457,061 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

MAGNOLIA SOLAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	MARCH 31,	DECEMBER 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$11,922	$25,127
Accounts receivable	141,297	185,455
Prepaid expense	1,417	1,417
Total current assets	154,636	211,999

Fixed assets, net	545	623

OTHER ASSETS
License with related party, net of accumulated amortization	109,920	118,833
Total other assets	109,920	118,833

TOTAL ASSETS	$265,101	$331,455

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$588,942	$578,810
Current portion of Original Issue Discount Senior Secured Convertible Promissory Note, net of discount	2,400,000	2,400,000
Total current liabilities	2,988,942	2,978,810

TOTAL LIABILITIES	2,988,942	2,978,810

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 40,922,535 and 39,727,316 shares issued and outstanding	40,923	39,727
Additional paid-in capital	2,294,957	2,228,367
Additional paid-in capital - warrants	962,297	962,297
Accumulated deficits	(6,022,018)	(5,877,746)
Total stockholders' deficit	(2,723,841)	(2,647,355)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$265,101	$331,455

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	THREE MONTHS ENDED MARCH 31, 2015	THREE MONTHS ENDED MARCH 31, 2014

REVENUE - net	$41,223	$69,578

COST OF REVENUES	24,639	35,965

GROSS PROFIT	16,584	33,613

OPERATING EXPENSES
Indirect and administrative labor	50,476	41,070
Professional fees	32,472	38,456
Depreciation and amortization expense	8,991	8,991
General and administrative	8,917	11,984
Total operating expenses	100,856	100,501

OTHER (INCOME) EXPENSE
Interest expense	60,000	59,991
Total other (income) expense	60,000	59,991

LOSS BEFORE PROVISION FOR
INCOME TAXES	(144,272)	(126,879)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(144,272)	$(126,879)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	39,846,838	34,345,831

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	THREE MONTHS ENDED MARCH 31, 2015	THREE MONTHS ENDED MARCH 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(144,272)	$(126,879)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,991	8,991
Stock based compensation	7,786	4,500
Common stock issued for payment of interest	60,000	60,000

Change in assets and liabilities:
Decrease in accounts receivable	44,158	41,017
Increase in accounts payable and accrued expenses	10,132	12,295
Total adjustments	131,067	126,803
Net cash used in operating activities	(13,205)	(76)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,205)	(76)

CASH - BEGINNING OF PERIOD	25,127	118,172

CASH - END OF PERIOD	$11,922	$118,096

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$912	$1,222

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$-	$4,500
Stock issued for payment of interest	$60,000	$60,000
Stock based compensation	$7,786	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

Note 1 – Organization and Nature of Business

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain certain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2014 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Magnolia Solar Corporation (the “Registrant”) through its wholly-owned subsidiary, Magnolia Solar, Inc. (“Magnolia Solar” and together with the Registrant, “we,” “our,” “us,” or the “Company”) is focused on developing and commercializing thin film solar cell technologies that employ nanostructured materials and designs.

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

Since 2010, the Company filed a series of U.S. utility patents relating to the technologies under development, of which five patents have been awarded so far.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $144,272 and $126,879 for the three months ended March 31, 2015 and 2014, respectively. While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at March 31, 2015 and December 31, 2014, it had cash of $11,922 and $25,127, respectively, and will need to raise additional funds to carry out its business plan.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

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

MARCH 31, 2015

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

As the 2009 Notes matured on December 31, 2014, they are past due. Such indebtedness is secured by substantially all of the Company’s assets. The Company is attempting to negotiate with such holders of the 2009 Notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that the Company will be successful in reaching satisfactory agreements with such holders of the 2009 Notes or that it will reach agreement at all. Furthermore, the Company’s ultimate success depends upon the Company’s ability to raise additional capital. If a default is called on the 2009 Notes, then holders of the 2009 Notes may foreclose on the debt and seize the Company’s assets which may force the Company to suspend or cease operations altogether.

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

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

The consolidated financial statements include all accounts of the entities at March 31, 2015 as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest at December 31, 2014 and 2013

Magnolia Solar Inc.	Delaware, U.S.A.	January 8, 2008	100%

All inter-company balances and transactions have been eliminated.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience. Accounts deemed uncollectible are charged against this allowance. Receivables are reported on the balance sheet net of such allowance. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company believes no allowance for doubtful accounts is necessary at March 31, 2015 or December 31, 2014.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (from three to seven years). Additions, renewals, and betterments, unless of a minor amount, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell. The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of March 31, 2015 or December 31, 2014.

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

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

Revenue from inception to March 31, 2015 has been primarily from research and development grants or contracts to develop solar cells using the Company’s technology.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents as of March 31, 2015 or December 31, 2014.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2012 to 2014 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

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

	March 31,	March 31,
	2015	2014

Net loss	($144,272)	($126,879)
Weighted-average common shares outstanding (Basic)	39,846,838	34,345,831

Weighted-average common stock Equivalents
Stock options	2,450,000	-
Warrants	3,785,300	3,785,300

Weighted-average common shares outstanding (Diluted)	46,082,138	38,131,131

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

MARCH 31, 2015

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

MARCH 31, 2015

Note 3 - Stockholders’ Deficit (continued)

Shares (continued)

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

In March 2015, the Company issued 1,195,219 shares of common stock at its fair value price ($0.05 per share) in lieu of interest payment for a value of $60,000.

As of March 31, 2015, the Company had 40,922,535 shares issued and outstanding.

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

MARCH 31, 2015

Note 3 - Stockholders’ Deficit (continued)

Warrants (continued)

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the year ended December 31, 2014.

As of March 31, 2015, the following warrants are outstanding:

Balance – December 31, 2008	-
Issued – in the 26.6 units	2,660,000	$0.10
Issued – to Placement Agent	725,300	$0.10
Balance – December 31, 2009	3,385,300	$0.10
Balance – December 31, 2010	3,385,300	$0.10
Issued – for public relations	400,000	$0.50
Balance – December 31, 2011	3,785,300	$0.14
Balance – December 31, 2012	3,785,300	$0.14
Balance – December 31, 2013	3,785,300	$0.14

Balance – December 31, 2014	3,785,300	$0.14

Balance – March 31, 2015	3,785,300	$0.14

Stock Options

In May 2014, the Company granted 2,450,000 shares of common stock under the 2013 Incentive Stock Option Plan. Under the 2013 Plan, the Company may grant options to purchase up to 5,500,000 shares of common stock to be granted to Company employees, officers, directors, consultants and advisors. The vesting provisions, exercise price and expiration dates will be established by the Board of Directors (the "Board") of the Company at the date of grant, but incentive stock options may be subject to earlier termination, as provided in the 2013 Plan. As of March 31, 2015, there were 2,335,709 shares available for future grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

Note 3 - Stockholders’ Deficit (continued)

Stock Options (continued)

Expected volatility was calculated based upon the company’s observed median volatility. The risk-free interest rate assumption is based upon the United States Treasury Bond yield curve in effect at the time of grant for instruments with a similar expected life.

The Company recognized compensation cost related to stock-based compensation in the amount of $7,786, for the three months ended March 31, 2015. The Company has not recognized any tax benefits or deductions related to the effects of employee stock-based compensation.

In addition, as of March 31, 2015, approximately $33,741 was related to non-vested options which will be recognized over a weighted-average period of approximately 4.17 years.

No options were exercised under all share-based compensation arrangements for the period ending March 31, 2015.

The following is a summary of stock option activity under the Company's stock option plan:

	Number of Options/ Shares	Range of Exercise Prices	Weighted- Average Exercise Price

Outstanding as of December 31, 2014	2,450,000	$0.05	$0.05

Options granted	-	$0.00	$0.00

Options exercised	-	$0.00	$0.00

Options forfeited/expired/cancelled	-	$0.00	$0.00

Outstanding as of March 31, 2015	2,450,000	$0.05	$0.05

Exercisable as of March 31, 2015	1,255,625	$0.05	$0.05

Exercisable as of December 31, 2014	980,000	$0.05	$0.05

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

Note 3 - Stockholders’ Deficit (continued)

Stock Options (continued)

Information about stock options outstanding as of March 31, 2015 is as follows:

		Weighted-Average
	Number of	Remaining	Number of
	Options	Contractual Life	Options
Exercise Price	Outstanding	(years)	Exercisable

$0.05	2,450,000	4.17	1,255,625
	2,450,000	4.17	1,255,625

Note 4 - Property and Equipment

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(7,743)	(7,665)

	$545	$623

The Company incurred $78 and $78, respectively, in depreciation expense for the years ended March 31, 2015 and March 31, 2014.

Note 5 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology. Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement. Accumulated amortization as of March 31, 2015 and December 31, 2014 was $246,580, and $237,667, respectively. Amortization expense for each of the three months ended March 31, 2015 and 2014 was $8,913, respectively. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of March 31, 2015 or December 31, 2014.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

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

MARCH 31, 2015

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

As of March 31, 2015, the Company issued 12,283,244 shares of its common stock in lieu of interest payments in the aggregate of $520,000 relating to the 2009 Notes in the aggregate principal of $2,400,000.

As of March 31, 2015, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding. In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes. The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes. This discount was being amortized as well over the original life of the 2009 Notes.

As the 2009 Notes matured on December 31, 2014, they are past due. Such indebtedness is secured by substantially all of the Company’s assets. The Company is attempting to negotiate with such holders of the 2009 Notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that the Company will be successful in reaching satisfactory agreements with such holders of the 2009 Notes or that it will reach agreement at all. Furthermore, the Company’s ultimate success depends upon the Company’s ability to raise additional capital. If a default is called on the 2009 Notes, then holders of the 2009 Notes may foreclose on the debt and seize the Company’s assets which may force the Company to suspend or cease operations altogether.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

Note 6 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

As of March 31, 2015, $2,400,000 of the 2009 Notes are classified as a current liability and the amounts have not been repaid as of the issuance of these financial statements. If the 2009 Notes are not extended, the Noteholders could foreclose on the note. The modifications made to the debt instruments did not constitute a material modification under ASC 470-50.

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

As of March 31, 2015, there is no provision for income taxes, current or deferred.

March 31,
2015

Net operating losses	1,236,000

Valuation allowance	(1,236,000)

$-

At March 31, 2015, the Company had a net operating loss carry forward in the amount of approximately $3,600,000 available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended March 31, 2015 and 2014 is summarized below.

Federal statutory rate	(34.0)%

State income taxes, net of federal	0.0

Valuation allowance	34.0

0.0%

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

Note 8 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between January 31, 2016 and December 31, 2015. Rent expense for the Company’s facilities for the three months ended March 31, 2015 and March 31, 2014 totaled $4,553 and $4,461, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,

2015	$13,887
2016	1,202

$15,089

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first. As of March 31, 2015, the Company has $1,249,984 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product. No liability is accrued since no sales have occurred.

Note 9 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through March 31, 2015. At March 31, 2015, the Company did not have any uninsured deposits.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

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

	March 31,	March 31,
Concentrations in accounts receivable:	2015	2014
Customer A	71%	70%
Customer B	29%	27%

	March 31,	March 31,
Concentrations in net revenue:	2015	2014
Customer A	100%	71%
Customer B	*	20%

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

Note 10 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

March 31, 2015

	Level 1	Level 2	Level 3	Total

Cash	$11,922	$-	$-	$11,922

Total assets	$11,922	$-	$-	$11,922

Original Issue Discount Senior Secured Convertible Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

December 31, 2014

	Level 1	Level 2	Level 3	Total

Cash	$25,127	$-	$-	$25,127

Total assets	$25,127	$-	$-	$25,127

Original Issue Discount Senior Secured Convertible Promissory Notes	$-	$-	$2,400,000	$2,400,000

Total liabilities	$-	$-	$2,400,000	$2,400,000

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2015

Note 10 - Fair Value Measurements (continued)

Original Issue Discount
Senior Secured Convertible
Promissory Notes

Balance, January 1, 2014	$2,400,000

Realized gains (losses)	-

Unrealized gains (losses) relating to instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Conversion of notes to common stock	-

Balance, December 31, 2014	$2,400,000

Realized gains (losses)	-

Unrealized gains (losses) relating to instruments still held at the reporting date	-

Purchases, sales, issuances and settlements, net	-

Discount on notes	-

Amortization of discount on notes	-

Balance, March 31, 2015	$2,400,000

Note 11 – Subsequent Events

On April 28, 2015, the Company issued 1,534,526 shares of common stock for payment of interest in lieu of cash.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Currently we are in our development stage and have recorded $41,223 of revenue for the three months ended March 31, 2015 compared to $69,578 of revenue for the three months ended March 31, 2014, a decrease of $28,355, or 40.75%. We anticipate emerging from the development stage in fiscal 2016. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2015 were $24,639 as compared to $35,965 for the three months ended March 31, 2014, representing a decrease of $11,326, or 31.49%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The decrease in cost of revenues for this period was attributable to reductions in direct labor and subcontractor costs due to the reductions in revenues related to the contracts entered into.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the three months ended March 31, 2015 was $50,476 as compared to $41,070 for the three months ended March 31, 2014, an increase of $9,406, or 22.90%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses, provision for vacation time, and stock compensation expense. The increase in indirect and administrative expenses for this period was primarily attributable to an increase in indirect labor and travel costs due to additional work required on a proposed share exchange that was not consummated and the stock compensation expense for grants made in 2014.

Professional Fees

Professional fees for the three months ended March 31, 2015 were $32,472 as compared to $38,456 for the three months ended March 31, 2014, representing a decrease of $5,984, or 15.56%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The decrease in professional fees for this period was attributable primarily to a reduction in general legal counsel costs incurred.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2015 were $8,991 as compared to $8,991 for the three months ended March 31, 2014, representing no change.  Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment.

General and Administrative

General and administrative expense for the three months ended March 31, 2015 was $8,917 as compared to $11,984 for the three months ended March 31, 2014, a decrease of $3,067, or 25.59%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to general cost cuts.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $60,000 as compared to $59,991 for the three months ended March 31, 2014. Interest expense was comprised of interest incurred on outstanding Senior Secured Convertible Promissory Notes.

Net Loss

As a result of the aforesaid, our net loss for the three months ended March 31, 2015 was $144,272, as compared to $126,879 for the three months ended March 31, 2014, representing an increase of $17,393, or 13.71%.

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

At March 31, 2015 and December 31, 2014 we had cash of $11,922 and $25,127, respectively and working capital deficit of $2,834,306 and $2,766,811, respectively. The decrease in working capital was due to decrease in cash and accounts receivable. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash used in operating activities was $13,205 for the three months ended March 31, 2015, as compared to $76 for the three months ended March 31, 2014. The increase in net cash used in operating activities was attributable to an increase in the operating losses offset by a decrease in accounts receivable and an increase in accounts payable.

There were no investing activities for the three months ended March 31, 2015 or March 31, 2014. There was no cash used in investing activities because we did not add to plant and equipment.

There were no financing activities for the three months ended March 31, 2014 or March 31, 2014. There were no capital raising transactions during the reporting period.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 28, 2015, we issued 1,534,526 shares of common stock for payment of interest in lieu of cash.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101	The following materials from Magnolia Solar Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: May 13, 2015	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)

