Form 10-Q
period 2015-06-30
Magnolia Solar Corp
filed 2015-08-13
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, the issuer had 44,100,898 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

MAGNOLIA SOLAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

ASSETS
	JUNE 30,	DECEMBER 31,
	2015	2014
CURRENT ASSETS
Cash	$106,443	$25,127
Accounts receivable	35,034	185,455
Prepaid expense	1,417	1,417
Total current assets	142,894	211,999

Fixed assets, net	467	623

OTHER ASSETS
License with related party, net of accumulated amortization	101,008	118,833
Total other assets	101,008	118,833

TOTAL ASSETS	$244,369	$331,455

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$618,410	$578,810
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,400,000	2,400,000
Total current liabilities	3,018,410	2,978,810

TOTAL LIABILITIES	3,018,410	2,978,810

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized,
42,457,061 and 39,727,316 shares issued and outstanding	42,457	39,727
Additional paid-in capital	2,361,209	2,228,367
Additional paid-in capital - warrants	962,297	962,297
Accumulated deficits	(6,140,004)	(5,877,746)
Total stockholders' deficit	(2,774,041)	(2,647,355)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$244,369	$331,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	SIX MONTHS ENDED JUNE 30, 2015	SIX MONTHS ENDED JUNE 30, 2014

REVENUE - net	$150,571	$81,678

COST OF REVENUES	102,069	47,322

GROSS PROFIT	48,502	34,356

OPERATING EXPENSES
Indirect and administrative labor	89,872	107,833
Professional fees	64,486	63,390
Depreciation and amortization expense	17,981	17,981
General and administrative	18,425	22,744
Total operating expenses	190,764	211,948

OTHER (INCOME) EXPENSE
Interest expense	119,996	119,983
Total other (income) expense	119,996	119,983

LOSS BEFORE PROVISION FOR
INCOME TAXES	(262,258)	(297,575)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(262,258)	$(297,575)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	40,921,775	35,785,141

NET LOSS PER SHARE	$(0.01)	$(0.01)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	THREE MONTHS ENDED JUNE 30, 2015	THREE MONTHS ENDED JUNE 30, 2014

REVENUE - net	$109,349	$12,100

COST OF REVENUES	77,430	11,357

GROSS PROFIT	31,919	743

OPERATING EXPENSES
Indirect and administrative labor	39,396	66,763
Professional fees	32,014	24,934
Depreciation and amortization expense	8,991	8,990
General and administrative	9,507	10,760
Total operating expenses	89,908	111,447

NON-OPERATING EXPENSES
Interest expense including amortization of OID
and debt discount, net	59,997	59,992
Forgiveness of debt	—	—
Total non-operating expenses	59,997	59,992

LOSS BEFORE PROVISION FOR
INCOME TAXES	(117,986)	(170,696)

PROVISION OF INCOME TAXES	—	—

NET LOSS	$(117,986)	$(170,696)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	41,984,899	37,208,634

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	SIX MONTHS ENDED JUNE 30, 2015	SIX MONTHS ENDED JUNE 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(262,258)	$(297,575)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	17,981	17,981
Stock based compensation	15,572	17,303
Common stock issued fir services rendered		9,000
Common stock issued for payment of interest	120,000	120,000

Change in assets and liabilities:
Decrease in accounts receivable	150,421	28,917
Increase in accounts payable and accrued expenses	39,600	20,200
Total adjustments	343,574	213,401
Net cash provided by (used in) operating activities	81,316	(84,174)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,316	(84,174)

CASH - BEGINNING OF PERIOD	25,127	118,172

CASH - END OF PERIOD	$106,443	$33,998

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$912	$1,222

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$—	$9,000
Stock issued for payment of interest	$120,000	$120,000
Stock based compensation	$15,572	$17,303

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

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

JUNE 30, 2015

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $262,258 and $297,575 for the six months ended June 30, 2015 and 2014, respectively. While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at June 30, 2015 and December 31, 2014, it had cash of $106,443 and $25,127, respectively, and will need to raise additional funds to carry out its business plan.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

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

JUNE 30, 2015

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

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

The consolidated financial statements include all accounts of the entities at June 30, 2015 as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest at June 30, 2015 and December 31, 2014

Magnolia Solar Inc.	Delaware, U.S.A.	January 8, 2008	100%

All inter-company balances and transactions have been eliminated.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

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

Accounts Receivable

For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience. Accounts deemed uncollectible are charged against this allowance. Receivables are reported on the balance sheet net of such allowance. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company believes no allowance for doubtful accounts is necessary at June 30, 2015 or December 31, 2014.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (from three to seven years). Additions, renewals, and betterments, unless of a minor amount, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell. The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of June 30, 2015 or December 31, 2014.

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

JUNE 30, 2015

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

Revenue from inception to June 30, 2015 has been primarily from research and development grants or contracts to develop solar cells using the Company’s technology.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents as of June 30, 2015 or December 31, 2014.

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

JUNE 30, 2015

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

	June 30,	June 30,
	2015	2014

Net loss	($262,258)	($297,575)

Weighted-average common shares
outstanding (Basic)	40,921,775	35,785,141

Weighted-average common stock
Equivalents
Stock options	2,450,000	433,149
Warrants	3,785,300	3,785,300

Weighted-average common shares
outstanding (Diluted)	47,157,075	40,003,590

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

JUNE 30, 2015

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

JUNE 30, 2015

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

In April 2015, the Company issued 1,534,526 shares of common stock at its fair value price ($0.04 per share) in lieu of interest payment for a value of $60,000.

As of June 30, 2015, the Company had 42,457,061 shares issued and outstanding.

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

JUNE 30, 2015

Note 3 -	Stockholders’ Deficit (continued)

Warrants (continued)

On August 15, 2011, the Company issued 400,000 warrants for public relations services. The warrants vest immediately, and are for a term of 5 years with a strike price of $0.50 per share. The warrants have been valued at $59,534 and are reflected in the consolidated financial statements for the year ended December 31, 2014.

As of June 30, 2015, the following warrants are outstanding:

Balance – December 31, 2008	—
Issued – in the 26.6 units	2,660,000	$0.10
Issued – to Placement Agent	725,300	$0.10
Balance – December 31, 2009	3,385,300	$0.10
Balance – December 31, 2010	3,385,300	$0.10
Issued – for public relations	400,000	$0.50
Balance – December 31, 2011	3,785,300	$0.14
Balance – December 31, 2012	3,785,300	$0.14
Balance – December 31, 2013	3,785,300	$0.14
Balance – December 31, 2014	3,785,300	$0.14
Balance – June 30, 2015	3,785,300	$0.14

Stock Options

In May 2014, the Company granted 2,450,000 shares of common stock under the 2013 Incentive Stock Option Plan. Under the 2013 Plan, the Company may grant options to purchase up to 5,500,000 shares of common stock to be granted to Company employees, officers, directors, consultants and advisors. The vesting provisions, exercise price and expiration dates will be established by the Board of Directors (the "Board") of the Company at the date of grant, but incentive stock options may be subject to earlier termination, as provided in the 2013 Plan. As of June 30, 2015, there were 2,335,709 shares available for future grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

Note 3 -	Stockholders’ Deficit (continued)

Stock Options (continued)

Expected volatility was calculated based upon the company’s observed median volatility. The risk-free interest rate assumption is based upon the United States Treasury Bond yield curve in effect at the time of grant for instruments with a similar expected life.

The Company recognized compensation cost related to stock-based compensation in the amount of $15,572, for the six months ended June 30, 2015. The Company has not recognized any tax benefits or deductions related to the effects of employee stock-based compensation.

In addition, as of June 30, 2015, approximately $25,954 was related to non-vested options which will be recognized over a weighted-average period of approximately 3.92 years.

No options were exercised under all share-based compensation arrangements for the period ending June 30, 2015.

The following is a summary of stock option activity under the Company's stock option plan:

	Number of Options/Shares	Range of Exercise Prices	Weighted- Average Exercise Price
Outstanding as of December 31, 2014	2,450,000	$0.05	$0.05
Options granted	—	$0.00	$0.00
Options exercised	—	$0.00	$0.00
Options forfeited/expired/cancelled	—	$0.00	$0.00
Outstanding as of June 30, 2015	2,450,000	$0.05	$0.05
Exercisable as of June 30, 2015	1,531,250	$0.05	$0.05
Exercisable as of December 31, 2014	980,000	$0.05	$0.05

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

Note 3 -	Stockholders’ Deficit (continued)

Stock Options (continued)

Information about stock options outstanding as of June 30, 2015 is as follows:

Information about stock options outstanding as of June 30, 2015 is as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Number of Options Exercisable
$0.05	2,450,000	3.92	1,531,250
	2,450,000	3.92	1,531,250

Note 4 -	Property and Equipment

Property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(7,821)	(7,665)
	$467	$623

The Company incurred $156 and $156, respectively, in depreciation expense for the periods ended June 30, 2015 and 2014.

Note 5 -	License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology. Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement. Accumulated amortization as of June 30, 2015 and December 31, 2014 was $255,492 and $237,667, respectively. Amortization expense for each of the six months ended June 30, 2015 and 2014 was $17,825, respectively. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of June 30, 2015 or December 31, 2014.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

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

JUNE 30, 2015

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

As of June 30, 2015, the Company issued 13,817,770 shares of its common stock in lieu of interest payments in the aggregate of $580,000 relating to the 2009 Notes in the aggregate principal of $2,400,000.

As of June 30, 2015, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding. In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes. The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes. This discount was being amortized as well over the original life of the 2009 Notes.

As the 2009 Notes matured on December 31, 2014 and are past due. Such indebtedness is secured by substantially all of the Company’s assets. The Company is attempting to negotiate with such holders of the 2009 Notes an extension of the maturity date or an agreement to convert the debt into equity. There can be no assurances that the Company will be successful in reaching satisfactory agreements with such holders of the 2009 Notes or that it will reach agreement at all. Furthermore, the Company’s ultimate success depends upon the Company’s ability to raise additional capital. If a default is called on the 2009 Notes, then holders of the 2009 Notes may foreclose on the debt and seize the Company’s assets which may force the Company to suspend or cease operations altogether.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

Note 6 –	Original Issue Discount Senior Secured Convertible Promissory Note (continued)

As of June 30, 2015, $2,400,000 of the 2009 Notes are classified as a current liability and the amounts have not been repaid as of the issuance of these financial statements. If the 2009 Notes are not extended, the Noteholders could foreclose on the note. The modifications made to the debt instruments did not constitute a material modification under ASC 470-50.

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

As of June 30, 2015, there is no provision for income taxes, current or deferred.

June 30, 2015
Net operating losses	$1,273,000
Valuation allowance	(1,273,000)
$—

At June 30, 2015, the Company had a net operating loss carry forward in the amount of approximately $3,750,000 available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended June 30, 2015 and 2014 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0.0%

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

Note 8 –	Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between January 31, 2016 and December 31, 2015. Rent expense for the Company’s facilities for the six months ended June 30, 2015 and June 30, 2014 totaled $8,102 and $8,890, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,
2015	$9,258
2016	1,202
$10,460

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first. As of June 30, 2015, the Company has $1,251,885 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product. No liability is accrued since no sales have occurred.

Note 9 -	Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through June 30, 2015. At June 30, 2015, the Company did not have any uninsured deposits.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

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

	June	June
Concentrations in accounts receivable:	30, 2015	30, 2014
Customer A	94%	30%
Customer B	*	66%

	June	June
Concentrations in net revenue:	30, 2015	30, 2014
Customer A	99%	72%
Customer B	*	17%
Customer C	*	11%

* Customer did not exceed 10% for the respective year.

Note 10 -	Fair Value Measurements

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

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company's Level 1 assets consist of cash and cash equivalents.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

Note 10 -	Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

June 30, 2015	Level 1	Level 2	Level 3	Total
Cash	$106,443	$—	$—	$106,443
Total assets	$106,443	$—	$—	$106,443
Original Issue Discount
Senior Secured Convertible Promissory Notes	$—	$—	$2,400,000	$2,400,000
Total liabilities	$—	$—	$2,400,000	$2,400,000

December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash	$25,127	$—	$—	$25,127
Total assets	$25,127	$—	$—	$25,127
Original Issue Discount
Senior Secured Convertible Promissory Notes	$—	$—	$2,400,000	$2,400,000
Total liabilities	$—	$—	$2,400,000	$2,400,000

26

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2015

Note 10 -	Fair Value Measurements (continued)

Original Issue Discount Senior Secured Convertible Promissory Notes
Balance, January 1, 2014	$2,400,000
Realized gains (losses)	—
Unrealized gains (losses) relating to instruments still held at the reporting date	—
Purchases, sales, issuances and settlements, net	—
Discount on notes	—
Amortization of discount on notes	—
Conversion of notes to common stock	—
Balance, December 31, 2014	$2,400,000
Realized gains (losses)	—
Unrealized gains (losses) relating to instruments still held at the reporting date	—
Purchases, sales, issuances and settlements, net	—
Discount on notes	—
Amortization of discount on notes	—
Balance, June 30, 2015	$2,400,000

Note 11 –	Subsequent Events

On July 30, 2015, the Company issued 1,643,837 shares of common stock for payment of interest in lieu of cash.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

Currently we are in our development stage and have recorded $109,349 of revenue for the three months ended June 30, 2015 compared to $12,100 of revenue for the three months ended June 30, 2014, an increase of $97,249 or 803.71%. We anticipate emerging from the development stage in fiscal 2016. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2015 were $77,430 as compared to $11,357 for the three months ended June 30, 2014, representing an increase of $66,073, or 581.78%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The increase in cost of revenues for this period was attributable to an increase in subcontractor costs due to work on some additional contracts.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the three months ended June 30, 2015 was $39,396 as compared to $66,763 for the three months ended June 30, 2014, a decrease of $27,367 or 40.99%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses, provision for vacation time, and stock compensation expense. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor and travel costs.

Professional Fees

Professional fees for the three months ended June 30, 2015 were $32,014 as compared to $24,934 for the three months ended June 30, 2014, representing an increase of $7,080, or 28.39%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The increase in professional fees for this period was attributable primarily to an increase in general legal counsel costs incurred.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2015 were $8,991 as compared to $8,990 for the three months ended June 30, 2014, representing no change.  Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment.

General and Administrative

General and administrative expense for the three months ended June 30, 2015 was $9,507 as compared to $10,760 for the three months ended June 30, 2014, a decrease of $1,253 or 11.64%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to general costs cuts.

Interest Expense

Interest expense for the three months ended June 30, 2015 was $59,997 as compared to $59,992 for the three months ended June 30, 2014, representing no change from the prior period.  Interest expense was comprised of interest incurred on outstanding long-term debt.

Net Loss

As a result of the aforesaid, our net loss for the three months ended June 30, 2015 was $117,986, as compared to $170,696 for the three months ended June 30, 2014, representing a decrease of $52,710, or 30.88%.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

Currently we are in our development stage and have recorded $150,571 of revenue for the six months ended June 30, 2015 compared to $81,678 of revenue for the six months ended June 30, 2014, an increase of $68,893 or 84.35%. We anticipate emerging from the development stage in fiscal 2016. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2015 were $102,069 as compared to $47,322 for the six months ended June 30, 2014, representing an increase of $54,747, or 115.69%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The increase in cost of revenues for this period was attributable to an increase in subcontractor costs due to work on some additional contracts.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the six months ended June 30, 2015 was $89,872 as compared to $107,833 for the six months ended June 30, 2014, a decrease of $17,961 or 16.66%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses, provision for vacation time, and stock compensation expense. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor and travel costs.

Professional Fees

Professional fees for the six months ended June 30, 2015 were $64,486 as compared to $63,390 for the six months ended June 30, 2014, representing an increase of $1,096, or 1.73%.  Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The increase in professional fees for this period was attributable primarily to an increase in general legal counsel costs incurred.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2015 were $17,981 as compared to $17,981 for the six months ended June 30, 2014, representing no change.  Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment.

General and Administrative

General and administrative expense for the six months ended June 30, 2015 was $18,425 as compared to $22,744 for the six months ended June 30, 2014, a decrease of $4,319 or 18.99%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to general costs cuts.

Interest Expense

Interest expense for the six months ended June 30, 2015 was $119,996 as compared to $119,983 for the six months ended June 30, 2014, representing no change from the prior period.  Interest expense was comprised of interest incurred on outstanding long-term debt.

Net Loss

As a result of the aforesaid, our net loss for the six months ended June 30, 2015 was $262,258, as compared to $297,575 for the six months ended June 30, 2014, representing a decrease of $35,317, or 11.87%.

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

At June 30, 2015 and December 31, 2014 we had cash of $106,443 and $25,127, respectively and working capital deficit of $2,875,516 and $2,766,811, respectively. The decrease in working capital was due to decrease in accounts receivable and increase in current liabilities. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash provided by operating activities was $81,316 for the six months ended June 30, 2015, as compared to net cash used in operating activity of $84,174 for the six months ended June 30, 2014. The increase in net cash used in operating activities was attributable to a decrease in the operating losses offset by a decrease in accounts receivable and an increase in accounts payable.

There were no investing activities for the six months ended June 30, 2015 or June 30, 2014. There was no cash used in investing activities because we did not add to plant and equipment.

There were no investing activities for the six months ended June 30, 2015 or June 30, 2014. There were no capital raising transactions during the reporting period.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 30, 2015, we issued 1,643,837 shares of common stock for payment of interest in lieu of cash.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101	The following materials from Magnolia Solar Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: August 13, 2015	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Dr. Yash R. Puri
Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)