Form 10-Q
period 2015-09-30
Magnolia Solar Corp
filed 2015-11-13
CIK 1437491

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, the issuer had 47,434,231 shares of common stock outstanding.

2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGNOLIA SOLAR CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

MAGNOLIA SOLAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash	$75,444	$25,127
Accounts receivable	1,979	185,455
Prepaid expense	1,417	1,417
Total current assets	78,840	211,999

Fixed assets, net	389	623

OTHER ASSETS
License with related party, net of accumulated amortization	92,095	118,833
Total other assets	92,095	118,833

TOTAL ASSETS	$171,324	$331,455

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$639,762	$578,810
Current portion of Original Issue Discount Senior Secured Convertible
Promissory Note, net of discount	2,400,000	2,400,000
Total current liabilities	3,039,762	2,978,810

TOTAL LIABILITIES	3,039,762	2,978,810

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 44,100,898 and 39,727,316 shares issued and outstanding	44,101	39,727
Additional paid-in capital	2,427,351	2,228,367
Additional paid-in capital - warrants	962,297	962,297
Accumulated deficit	(6,302,187)	(5,877,746)
Total stockholders' deficit	(2,868,438)	(2,647,355)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$171,324	$331,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	NINE MONTHS ENDED SEPTEMBER 30, 2015	NINE MONTHS ENDED SEPTEMBER 30, 2014

REVENUE - net	$150,571	$150,256

COST OF REVENUES	102,069	92,034

GROSS PROFIT	48,502	58,222

OPERATING EXPENSES
Indirect and administrative labor	122,417	152,605
Professional fees	116,382	96,302
Depreciation and amortization expense	26,972	26,972
General and administrative	27,182	34,513
Total operating expenses	292,953	310,392

OTHER (INCOME) EXPENSE
Interest expense	179,990	179,982
Total other (income) expense	179,990	179,982

LOSS BEFORE PROVISION FOR INCOME TAXES	(424,441)	(432,152)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(424,441)	$(432,152)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	41,812,486	36,709,244

NET LOSS PER SHARE	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	THREE MONTHS ENDED SEPTEMBER 30, 2015	THREE MONTHS ENDED SEPTEMBER 30, 2014

REVENUE - net	$-	$68,578

COST OF REVENUES	-	44,712

GROSS PROFIT	-	23,866

OPERATING EXPENSES
Indirect and administrative labor	32,545	44,772
Professional fees	51,896	32,912
Depreciation and amortization expense	8,990	8,991
General and administrative	8,758	11,769
Total operating expenses	102,189	98,444

NON-OPERATING EXPENSES
Interest expense including amortization of OID and debt discount, net	59,994	59,999
Total non-operating expenses	59,994	59,999

LOSS BEFORE PROVISION FOR INCOME TAXES	(162,183)	(134,577)

PROVISION OF INCOME TAXES	-	-

NET LOSS	$(162,183)	$(134,577)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	43,564,864	38,527,316

NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	NINE MONTHS ENDED SEPTEMBER 30, 2015	NINE MONTHS ENDED SEPTEMBER 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(424,441)	$(432,152)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	26,972	26,972
Stock based compensation	23,358	19,898
Common stock issued fir services rendered	-	9,000
Common stock issued for payment of interest	180,000	180,000

Change in assets and liabilities:
Decrease in accounts receivable	183,476	16,075
Increase in accounts payable and accrued expenses	60,952	96,052
Total adjustments	474,758	347,997
Net cash provided by (used in) operating activities	50,317	(84,155)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,317	(84,155)

CASH - BEGINNING OF PERIOD	25,127	118,172

CASH - END OF PERIOD	$75,444	$34,017

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$912	$1,222

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$-	$9,000
Stock issued for payment of interest	$180,000	$180,000
Stock based compensation	$23,358	$19,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been generating revenues from various development contracts with governmental agencies, however the Company has generated losses totaling $424,441 and $432,152 for the nine months ended September 30, 2015 and 2014, respectively. While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at September 30, 2015 and December 31, 2014, it had cash of $75,444 and $25,127, respectively, and will need to raise additional funds to carry out its business plan.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

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

The consolidated financial statements include all accounts of the entities at September 30, 2015 as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest at September 30, 2015 and December 31, 2014

Magnolia Solar Inc.	Delaware, U.S.A.	January 8, 2008	100%

All inter-company balances and transactions have been eliminated.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

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

Accounts Receivable

For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience. Accounts deemed uncollectible are charged against this allowance. Receivables are reported on the balance sheet net of such allowance. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company believes no allowance for doubtful accounts is necessary at September 30, 2015 or December 31, 2014.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (from three to seven years). Additions, renewals, and betterments, unless of a minor amount, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell. The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of September 30, 2015 or December 31, 2014.

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

SEPTEMBER 30, 2015

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

Revenue from inception to September 30, 2015 has been primarily from research and development grants or contracts to develop solar cells using the Company’s technology.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents as of September 30, 2015 or December 31, 2014.

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

SEPTEMBER 30, 2015

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

	September 30,	September 30,
	2015	2014
Net loss	($424,440)	($432,152)
Weighted-average common shares outstanding (Basic)	41,812,486	36,709,244
Weighted-average common stock
Equivalents
Stock options	2,450,000	1,112,821
Warrants	3,785,300	3,785,300
Weighted-average common shares outstanding (Diluted)	48,047,786	41,607,365

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

SEPTEMBER 30, 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)

During June 2014, the FASB issued an Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10")". The objective of ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has elected early implementation, as permitted by the standard, for the year ended December 31, 2014. All development stage language disclosures and amounts have been removed as a result of the adoption of ASU 2014-10.

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

SEPTEMBER 30, 2015

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

In July 2015, the Company issued 1,643,837 shares of common stock at its fair value price ($0.04 per share) in lieu of interest payment for a value of $60,000.

As of September 30, 2015, the Company had 44,100,898 shares issued and outstanding.

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

SEPTEMBER 30, 2015

Note 3 - Stockholders’ Deficit (continued)

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

As of September 30, 2015, the following warrants are outstanding:

Balance – December 31, 2008	-	-
Issued – in the 26.6 units	2,660,000	$0.10
Issued – to Placement Agent	725,300	$0.10
Balance – December 31, 2009	3,385,300	$0.10
Balance – December 31, 2010	3,385,300	$0.10
Issued – for public relations	400,000	$0.50
Balance – December 31, 2011	3,785,300	$0.14
Balance – December 31, 2012	3,785,300	$0.14
Balance – December 31, 2013	3,785,300	$0.14
Balance – December 31, 2014	3,785,300	$0.14
Balance – September 30, 2015	3,785,300	$0.14

Stock Options

In May 2014, the Company granted 2,450,000 shares of common stock under the 2013 Incentive Stock Option Plan. Under the 2013 Plan, the Company may grant options to purchase up to 5,500,000 shares of common stock to be granted to Company employees, officers, directors, consultants and advisors. The vesting provisions, exercise price and expiration dates will be established by the Board of Directors (the "Board") of the Company at the date of grant, but incentive stock options may be subject to earlier termination, as provided in the 2013 Plan. As of September 30, 2015, there were 2,335,709 shares available for future grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

Note 3 - Stockholders’ Deficit (continued)

Stock Options (continued)

Expected volatility was calculated based upon the company’s observed median volatility. The risk-free interest rate assumption is based upon the United States Treasury Bond yield curve in effect at the time of grant for instruments with a similar expected life.

The Company recognized compensation cost related to stock-based compensation in the amount of $23,358, for the nine months ended September 30, 2015. The Company has not recognized any tax benefits or deductions related to the effects of employee stock-based compensation.

In addition, as of September 30, 2015, approximately $18,168 was related to non-vested options which will be recognized over a weighted-average period of approximately 3.67 years.

No options were exercised under all share-based compensation arrangements for the period ending September 30, 2015.

The following is a summary of stock option activity under the Company's stock option plan:

	Number of Options/Shares	Range of Exercise Prices	Weighted-Average Exercise Price

Outstanding as of December 31, 2014	2,450,000	$0.05	$0.05

Options granted	–	$0.00	$0.00

Options exercised	–	$0.00	$0.00

Options forfeited/expired/cancelled	–	$0.00	$0.00

Outstanding as of September 30, 2015	2,450,000	$0.05	$0.05

Exercisable as of September 30, 2015	1,806,875	$0.05	$0.05

Exercisable as of December 31, 2014	980,000	$0.05	$0.05

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

Note 3 - Stockholders’ Deficit (continued)

Stock Options (continued)

Information about stock options outstanding as of September 30, 2015 is as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Number of Options Exercisable
$0.05	2,450,000	3.67	1,806,875
	2,450,000	3.67	1,806,875

Note 4 - Property and Equipment

Property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(7,899)	(7,665)
	$389	$623

The Company incurred $234 and $234, respectively, in depreciation expense for the periods ended September 30, 2015 and 2014.

Note 5 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology. Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement. Accumulated amortization as of September 30, 2015 and December 31, 2014 was $264,405 and $237,667, respectively. Amortization expense for each of the nine months ended September 30, 2015 and 2014 was $26,738, respectively. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of September 30, 2015 or December 31, 2014.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

Note 6 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

Amended Notes (continued)

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

As of September 30, 2015, the Company issued 15,461,607 shares of its common stock in lieu of interest payments in the aggregate of $640,000 relating to the 2009 Notes in the aggregate principal of $2,400,000.

As of September 30, 2015, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding. In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes. The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes. This discount was being amortized as well over the original life of the 2009 Notes.

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

SEPTEMBER 30, 2015

Note 6 – Original Issue Discount Senior Secured Convertible Promissory Note (continued)

Amended Notes (continued)

As of September 30, 2015, $2,400,000 of the 2009 Notes are classified as a current liability and the amounts have not been repaid as of the issuance of these financial statements. If the 2009 Notes are not extended, the Noteholders could foreclose on the note. The modifications made to the debt instruments did not constitute a material modification under ASC 470-50.

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

As of September 30, 2015, there is no provision for income taxes, current or deferred.

September 30, 2015
Net operating losses	$1,326,000
Valuation allowance	(1,326,000)
$-

At September 30, 2015, the Company had a net operating loss carry forward in the amount of approximately $3,900,000 available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended September 30, 2015 and 2014 is summarized below.

Federal statutory rate	(34.00)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0.0%

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

Note 8 – Commitments and Contingencies

Office Lease

The Company leases office space at two locations that expire between January 31, 2016 and December 31, 2015. Rent expense for the Company’s facilities for the nine months ended September 30, 2015 and September 30, 2014 totaled $12,750 and $13,615, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreements are as follows:

Year ending December 31,
2015	$4,629
2016	1,202
$5,831

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first. As of September 30, 2015, the Company has $1,251,885 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product. No liability is accrued since no sales have occurred.

Note 9 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through September 30, 2015. At September 30, 2015, the Company did not have any uninsured deposits.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

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

	September 30,	September 30,
Concentrations in accounts receivable:	2015	2014
Customer A	98%	62%
Customer B	*	37%

	September 30,	September 30,
Concentrations in net revenue:	2015	2014
Customer A	99%	85%

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

Note 10 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

September 30, 2015
	Level 1	Level 2	Level 3	Total
Cash	$75,444	$-	$-	$75,444
Total assets	$75,444	$-	$-	$75,444

Original Issue Discount Senior Secured Convertible Promissory Notes	$-	$-	$2,400,000	$2,400,000
Total liabilities	$-	$-	$2,400,000	$2,400,000

December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash	$25,127	$-	$-	$25,127
Total assets	$25,127	$-	$-	$25,127

Original Issue Discount Senior Secured Convertible Promissory Notes	$-	$-	$2,400,000	$2,400,000
Total liabilities	$-	$-	$2,400,000	$2,400,000

MAGNOLIA SOLAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2015

Note 10 - Fair Value Measurements (continued)

Original Issue Discount Senior Secured Convertible Promissory Notes
Balance, January 1, 2014	$2,400,000
Realized gains (losses)	-
Unrealized gains (losses) relating to instruments still held at the reporting date	-
Purchases, sales, issuances and settlements, net	-
Discount on notes	-
Amortization of discount on notes	-
Conversion of notes to common stock	-
Balance, December 31, 2014	$2,400,000
Realized gains (losses)	-
Unrealized gains (losses) relating to instruments still held at the reporting date	-
Purchases, sales, issuances and settlements, net	-
Discount on notes	-
Amortization of discount on notes	-
Balance, September 30, 2015	$2,400,000

Note 11 – Subsequent Events

On October 27, 2015, the Company issued 3,333,333 shares of common stock for payment of interest in lieu of cash.

On October 28, 2015, the Company entered into a non-binding Memorandum of Understanding with EcoArk, Inc. (“EcoArk”) providing, among other things, for the acquisition of EcoArk by the Company in a share for share exchange pursuant to which it is contemplated that at the closing EcoArk shareholders will own approximately 95% of the outstanding shares of the Company.

On November 5, 2015, the Company signed an amendment to terminate lease on its facility in Albany, NY effective October 31, 2015.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

Currently we are in our development stage and have recorded no revenue for the three months ended September 30, 2015 compared to $68,578 of revenue for the three months ended September 30, 2014, a decrease of $68,578 or 100.00%. We anticipate emerging from the development stage in fiscal 2016. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2015 were $0 as compared to $44,712 for the three months ended September 30, 2014, representing a decrease of $44,712, or 100.00%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The decrease in cost of revenues for this period was as a result of the Company generating no revenue.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the three months ended September 30, 2015 was $32,545 as compared to $44,772 for the three months ended September 30, 2014, a decrease of $12,227 or 27.31%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses, provision for vacation time, and stock compensation expense. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor and travel costs.

Professional Fees

Professional fees for the three months ended September 30, 2015 were $51,896 as compared to $32,912 for the three months ended September 30, 2014, representing an increase of $18,984, or 57.68%. Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The increase in professional fees for this period was attributable primarily to an increase in general legal counsel costs incurred.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2015 were $8,991 as compared to $8,991 for the three months ended September 30, 2014, representing no increase or decrease. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment.

General and Administrative

General and administrative expense for the three months ended September 30, 2015 was $8,758 as compared to $11,769 for the three months ended September 30, 2014, a decrease of $3,011 or 25.58%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to general cost cuts.

Interest Expense

Interest expense for the three months ended September 30, 2015 was $59,994 as compared to $59,999 for the three months ended September 30, 2014. Interest expense was comprised of interest incurred on outstanding long-term debt.

Net Loss

Our net loss for the three months ended September 30, 2015 was $162,183, as compared to $134,577 for the three months ended September 30, 2014, representing a decrease of $27,606, or 20.51%.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

Currently we are in our development stage and have recorded $150,571 of revenue for the nine months ended September 30, 2015 compared to $150,256 of revenue for the nine months ended September 30, 2014, an increase of $315 or 0.21%. We anticipate emerging from the development stage in fiscal 2016. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2015 were $102,069 as compared to $92,034 for the nine months ended September 30, 2014, representing an increase of $10,035, or 10.90%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontracts for the solar cell development. The increase in cost of revenues for this period was attributable to an increase in subcontractor costs due to work on some additional contracts.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the nine months ended September 30, 2015 was $122,417 as compared to $152,605 for the nine months ended September 30, 2014, a decrease of $30,188 or 19.78%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses, provision for vacation time, and stock compensation expense. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor and travel costs.

Professional Fees

Professional fees for the nine months ended September 30, 2015 were $116,382 as compared to $96,302 for the nine months ended September 30, 2014, representing an increase of $20,080, or 20.85%. Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The increase in professional fees for this period was attributable primarily to an increase in general legal counsel costs incurred.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2015 were $26,972 as compared to $26,972 for the nine months ended September 30, 2014, representing no increase or decrease. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment.

General and Administrative

General and administrative expense for the nine months ended September 30, 2015 was $27,182 as compared to $34,513 for the nine months ended September 30, 2014, a decrease of $7,331 or 21.24%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to general costs cuts.

Interest Expense

Interest expense for the nine months ended September 30, 2015 was $179,990 as compared to $179,982 for the nine months ended September 30, 2014. Interest expense was comprised of interest incurred on outstanding long-term debt.

Net Loss

Our net loss for the nine months ended September 30, 2015 was $424,441, as compared to $432,152 for the nine months ended September 30, 2014, representing a decrease of $7,711, or 1.78%.

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

At September 30, 2015 and December 31, 2014 we had cash of $75,444 and $25,127, respectively, and working capital deficit of $2,960,922 and $2,766,811, respectively. The decrease in working capital was due to decrease in accounts receivable and increase in current liabilities. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash provided by operating activities was $50,317 for the nine months ended September 30, 2015, as compared to net cash used in operating activities of $84,155 for the nine months ended September 30, 2014. The increase in net cash provided by operating activities was attributable to a decrease in the operating losses offset by a decrease in accounts receivable and an increase in accounts payable.

There were no investing activities for the nine months ended September 30, 2015 or September 30, 2014. There was no cash used in investing activities because we did not add to plant and equipment.

There were no investing activities for the nine months ended September 30, 2015 or September 30, 2014. There were no capital raising transactions during the reporting period.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION.

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 3.02 Unregistered Sales of Equity Securities”:

On October 27, 2015, we issued 3,333,333 shares of common stock for payment of interest in lieu of cash.

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

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101	The following materials from Magnolia Solar Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Changes in Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: November 13, 2015	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)

