Form 10-K
period 2015-12-31
Magnolia Solar Corp
filed 2016-02-26
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission file number 000-53361

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $557,974.

As of February 25, 2016, there were 49,004,912 shares of common stock, par value $0.001 per share, outstanding.

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

Our research and development effort is located at the Albany Nanotech Center of the College of Nanoscale Science and Engineering (CNSE) in Albany. We are also part of the Photovoltaic Manufacturing Initiative (PVMI) funded by the U.S. Department of Energy under the Sun Shot program. In addition, the State of New York and the New York State Energy Research and Development Agency (NYSERDA) have invested approximately $100 million to build a new facility for the Photovoltaic Manufacturing Initiative next generation Copper Indium Selenide (CIGS) based manufacturing process development. Due to our membership in PVMI, we also have access for our research and development activity to the CNSE’s Solar Energy Development Center in Halfmoon, New York. This is a 100 kilowatt prototyping facility which we believe is ideal for our development effort. We believe that our use of this facility for development presently eliminates the capital needed to develop a dedicated facility to refine, evaluate, and finalize our technology program.

We are a development stage company and to date have not generated material revenues or earnings as a result of our activities.

Recent Developments

On January 29, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ecoark, Inc., a Delaware corporation that we refer to as “Ecoark”. The Merger Agreement provides, among other things, for the acquisition of Ecoark by the Company in a share for share exchange pursuant to which it is contemplated that, immediately following the closing, Ecoark shareholders will own approximately 95% of the outstanding share of the Company (the “Merger”). The Company filed a preliminary 14A Proxy Statement informing its shareholders of the Company’s intent to hold a shareholder meeting to vote on certain proposals to amend the Articles of Incorporation to increase of the authorized shares of common stock to 100,000,000 shares, to effect the creation of 5,000,000 shares of "blank check" preferred stock, to approve a reverse stock split of the common stock 1 for 250, and to change the name of the corporation to “Ecoark Holdings Inc.” Subject to the approval of the Company’s shareholders, it is anticipated that the Merger will be completed in March 2016. Under a January 29, 2016 agreement with the holders of various convertible notes that were past due, the maturity date of all such notes were extended to June 30, 2016 and the notes will convert to equity when the Merger is completed. However, there can be no assurance that the Company will successfully complete and disseminate the proxy statement or that the proposals therein will be approved by the shareholders. Furthermore, no assurances can be made that the Merger will be completed, as anticipated. In addition, if the Merger does not close, there can be no assurance that we will be successful in reaching a satisfactory agreement with holders of the notes or that we will reach an agreement to further extend the notes or convert them into equity.

Pursuant to the Merger Agreement, Ecoark will merge with and into a subsidiary of the Company created for the sole purpose of effectuating this Merger (the “Merger Sub”). Ecoark will be the surviving entity (the “Surviving Corporation”). As a result of the Merger, the separate corporate existence of the Merger Sub shall cease. We refer to this transaction as the Merger. Thus, upon the closing of the Merger Agreement, without limiting the generality of the foregoing, all of the property, rights, privileges, immunities, powers, and franchises of the Merger Sub and Ecoark shall vest in the Surviving Corporation, and all debts, liabilities, and duties of the Merger Sub and Ecoark shall become the debts, liabilities, and duties of the Surviving Corporation.

The Merger will have no effect on the market for the tradability of the shares of common stock of MSC, though the current ticker symbol for its shares is expected to be changed if and when its stockholders approve the change in its name. The Merger Agreement was filed as an exhibit to our Current Report on Form 8-K with the SEC on February 4, 2016 and is incorporated by reference herein.

MSC and Ecoark expect to complete the Merger in the first quarter of 2016. However, the Merger is subject to certain approvals, and certain other conditions. As a result, it is possible that factors outside our control could result in the Merger being completed at a later time, or not at all.

Corporate History

We were incorporated as a Nevada corporation on November 19, 2007 with a mission of becoming a leading resource for an individual or family’s relocation/moving needs. On December 31, 2009, we entered into an Agreement of Merger and Plan of Reorganization with Magnolia Solar, Inc., a privately-held Delaware corporation (“Magnolia Solar”), and Magnolia Solar Acquisition Corp., our wholly-owned Delaware subsidiary (“Acquisition Sub”). Upon the closing of the transaction, Acquisition Sub merged with and into Magnolia Solar, and Magnolia Solar, as the surviving corporation, became our wholly-owned subsidiary (the “Reverse Merger”). Immediately following the Reverse Merger we transferred all of our pre-Reverse Merger assets and liabilities to our wholly-owned subsidiary Mobilis Relocation Services Holdings, Inc. (“SplitCo”). Thereafter, we transferred all of the outstanding capital stock of SplitCo to certain of our stockholders in exchange for the cancellation of 1,500,000 shares of our common stock (the “Split-Off”) and we filed a Certificate of Change to our Articles of Incorporation in order to affect a forward split of the number of authorized shares of common stock which we are authorized to issue, and of our issued and outstanding shares in a ratio of 1.3157895:1 (the “Forward Split”). In connection with the merger, our name was changed from “Mobilis Relocation Services Inc.” to “Magnolia Solar Corporation” (the “Name Change”). Following the Reverse Merger, Split-Off, Forward Split and Name Change, we discontinued our former business and succeeded to the business of Magnolia Solar as our sole line of business.

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

●	We have been issued five patents. In addition, we have filed several patents to protect our intellectual property and are adding key technical personnel to validate and commercialize these solar cell technologies. Our goal is to increase our solar cells’ efficiency from the present thin film solar cell efficiency of about 11%-13% to those rivaling efficiencies of crystalline photovoltaic cells in a commercial environment at a cost potentially reaching $0.50 per watt.

●	Our technology development is in part supported by various government grants and we have received the following awards to advance the development of our technology:

●	We received our first purchase order for a $1 million award from the New York State Energy Research and Development Authority (“NYSERDA”) for the development of advanced thin-film solar cells using our technology, in partnership with the College of Nanoscale Science and Engineering (“CNSE”) at the University of Albany. This work successfully transitioned from the first phase to the next phase and the work on this contract is ongoing at present;

●	We were awarded a contract from the National Aeronautical and Space Administration (NASA) for the development of a quantum-well waveguide technology for solar cell. The work on the NASA contract has been completed. The amount of the award was $99,999;

●	We were awarded a Phase I Small Business Innovation Research / Small Business Technology Transfer (SBIR/STTR) contract from the U.S. Air Force to study the development of flexible, lightweight, ultra-high efficiency solar cells. The Phase I contract was for $99,999. Following the work for this contract which demonstrated our approach to simultaneously increase the current and voltage output of photovoltaic devices for space power applications, the U.S. Air Force has extended the contract to Phase II of the SBIR/STTR to demonstrate the technology. The amount of the Phase II award is $750,000 and the work on this contract has been completed;

●	We received a second Phase I award from the U.S. Air Force to develop ultra-high efficiency, single junction quantum dot solar cells that can potentially match the efficiency of multiple junction solar cells at significantly lower costs. The contract amount was $99,999. Following the work on this contract demonstrating our approach to ultra-high efficiency, thin-film solar cells, the U.S. Air Force awarded Magnolia Solar a second Phase II STTR contract to demonstrate the technology. The amount of the Phase II award is $750,000 and work on this contract has been completed.

●	We received an innovative product development contract from NYSERDA. The baseline program award is $250,000. The goal of this contract is to improve the performance of thin film solar cells by incorporating advanced light trapping techniques and nanostructured optical coatings. Work on this contract has been completed.

In addition to these developmental activities, we also benefit from the critical technologies being developed by Magnolia Optical Technologies, Inc. (“Magnolia Optical”), a company controlled by our two executive officers and directors, Ashok Sood and Yash Puri. Magnolia Optical has been at the forefront of pioneering the development of thin film, optical, and advanced solar cell technologies for high efficiency solar cells using nano-materials and technologies to use Ultraviolet, Visible and Infrared part of the electromagnetic spectrum for imaging sensors and solar cell applications for Defense and Terrestrial Application. Magnolia Optical Technologies, Inc., a Delaware Corporation, has been in business since May 2000 and is a government-approved contractor for advanced technology developments. Magnolia Optical has, to date, received over $13 million of funding support from Defense Advanced Research Projects Agency (DARPA) and other Department of Defense (DOD) agencies, NASA and NSF to fund the development of the advanced nanostructure-based technologies for optical and solar cell applications.

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

Solar Cell Technology Overview

The solar market consists of two major technology segments-crystalline silicon solar cells and thin film solar cells. This section provides a brief overview of the crystalline silicon solar cells and thin film solar cells on the market today.

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

Competition

We are currently in the development stage and do not sell a finished product. Since our end product will provide an energy source to convert the renewable solar energy to electricity, we will face competition from all forms of renewable energy technologies, including wind, hydropower, geothermal, biomass, and tidal technologies, as well as from other approaches to convert sun light to electricity. There is intense competition in the renewable energy market, specifically in the solar photovoltaic sector. There are already many established companies that sell solar cells and modules. During 2015, we estimate that there were several hundred manufacturers of solar cells and modules with aggregate installed capacity exceeding global demand. This had the result of a significant drop in the prices of solar modules throughout the year. One of the principal drivers of competition is price per watt, which is a function of the underlying technology and production capacity. In addition, some sovereign nations actively support competitors located in those countries. This allows competitors from those countries to sometimes price finished products below their costs. While some countries are taking steps to offset these subsidies by imposing tariffs on imports, the global competition remains very intense. Success in this highly competitive environment will depend on attaining high efficiencies at low costs, without the use of sustained government subsidies.

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

Government Subsidies and Incentives

Various subsidies and tax incentive programs exist at the federal and state level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost of size of a customer's solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer's taxes at the time the taxes are due. Under net metering programs, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer “lends” electricity to the grid, retrieving an equal amount of power at a later time. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills. In addition, several states have adopted renewable portfolio standards, which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity. Since we are still in the development stage, and our products are not yet ready to benefit from any of these programs.

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

Employees

As of February 25, 2016, we had two part-time employees.

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

Risks Related to our Business

We have incurred substantial indebtedness that matures on June 30, 2016. If we default on making payments at maturity or under any other provisions of such indebtedness, we could be forced to suspend or cease operations altogether.

We have very limited funds and we have $2,400,000 of original issue discount senior secured convertible notes that originally matured on December 31, 2014. On January 29, 2016, the Company entered into an agreement with holders of the notes to extend the maturity to June 30, 2016. However, our ultimate success depends upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. If we are unable to make payments on the notes when they become due and the holders of the notes call a default on our indebtedness, then holders of the notes may foreclose on the debt and seize our assets which may force us to suspend or cease operations altogether.

On January 29, 2016, we entered into a Merger Agreement with Ecoark. The Merger Agreement provides, among other things, for the acquisition of Ecoark by the Company in a share for share exchange pursuant to which it is contemplated that, immediately following the closing, Ecoark shareholders will own approximately 95% of the outstanding share of the Company. The Company filed a preliminary 14A Proxy Statement informing its shareholders of the Company’s intent to hold a shareholder meeting to vote on certain proposals to amend the Articles of Incorporation to increase of the authorized shares of common stock to 100,000,000 shares, to effect the creation of 5,000,000 shares of "blank check" preferred stock, to approve a reverse stock split of the common stock 1 for 250, and to change the name of the corporation to “Ecoark Holdings Inc.” Subject to the approval of the Company’s shareholders, it is anticipated that the Merger will be completed in March 2016. Under the January 29, 2016 agreement with their holders, the notes will convert to equity when the Merger is completed. However, there can be no assurance that the Company will successfully complete and disseminate the proxy statement or that the proposals therein will be approved by the shareholders. Furthermore, no assurances can be made that the Merger will be completed, as anticipated. In addition, if the Merger does not close, there can be no assurance that we will be successful in reaching a satisfactory agreement with holders of the notes or that we will reach an agreement at all to further extend the notes or convert them into equity.

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

We are an early stage company and may not succeed in commercializing any products which will generate revenues. We have experienced net losses and negative cash flows from operating activities since inception and we expect such losses and negative cash flows to continue in the foreseeable future. As of December 31, 2015 and 2014, we had working capital deficit of $3,025,646 and $2,766,811, respectively, and stockholders’ deficit of $2,942,152 and $2,647,355, respectively. For the years ended December 31, 2015 and 2014, we incurred net losses of $565,941 and $573,718, respectively. We may never achieve profitability.  The opinion of our independent registered public accountants on our audited financial statements as of and for the years ended December 31, 2015 and 2014 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

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

According to the BP Statistical Review of World Energy published in 2015, the installed solar PV capacity was about 180 Gigawatt hours at the end of 2014. Total global production of electricity was about 23,536 terawatt hours in 2014. Thus, at the end of 2014 less than 1 percent electric power came from solar photovoltaic sources. Even with many advances in the solar photovoltaic technology, adoption of solar photovoltaic power technology by energy users remains low and the total solar electricity production capacity remains well below one percent of the world consumption of electricity. Thus, the solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If our products are not accepted by the market, our business, prospects, results of operations and financial condition will suffer. Moreover, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our proposed products and our ability to sell them at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including, but not limited to:

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

We rely heavily on the expertise, experience and continued services of our senior management, especially Dr. Ashok K. Sood, our President and Chief Executive Officer and Dr. Yash R. Puri, our Executive Vice President and Chief Financial Officer. The loss of either Dr. Sood or Dr. Puri, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. We do not have employment contracts with Dr. Sood and Dr. Puri, and if either left us, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

We have filed patent applications with respect to a number of aspects of our technologies. However, we cannot provide any assurances that any of these applications will ultimately result in issued patents or, if patents are issued, that they will provide sufficient protections for our technology against competitors. Although we have filed patent applications for some of our core technologies, we do not currently hold any issued patents other than those disclosed above and we may face delays and difficulties in obtaining any additional patents, or we may not be able to obtain any additional patents at all.

Outside of these patents and patent applications, we seek to protect our technology as trade secrets and technical know-how. However, trade secrets and technical know-how are difficult to maintain and do not provide the same legal protections provided by patents. In particular, only patents will allow us to prohibit others from using independently developed technology that are similar. If competitors develop knowledge substantially equivalent or superior to our trade secrets and technical know-how, or gain access to our knowledge through other means such as observation of our technology that embodies trade secrets at customer sites which we do not control, the value of our trade secrets and technical know-how would be diminished.

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

Although we have filed several patent applications for some of our core technologies, we currently hold only five issued patents and we may face delays and difficulties in obtaining any additional patents, or we may not be able to obtain any additional patents at all.

Patents are a key element of our intellectual property strategy. We have several currently pending patent applications in the United States. It may take a long time for any additional patents to issue from the applications, and we cannot provide any assurance that any additional patents will ultimately be issued or that any patents that have already issued are in a form that will adequately protect our commercial advantage.

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

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2016 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

Our common stock is deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

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

Our directors and executive officers own or control a significant percentage of our common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. Our current officers and directors own an aggregate of 16,400,000 shares of our common stock or a total of approximately 34% of the voting power of all our outstanding shares of stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease our Woburn, Massachusetts headquarters, consisting of approximately 360 square feet of office space, at $351.15 per month which expires on December 30, 2016.

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

FISCAL YEAR 2015	HIGH	LOW
First Quarter	$0.05	$0.015
Second Quarter	$0.0701	$0.02
Third Quarter	$0.026	$0.015
Fourth Quarter	$0.06	$0.01

FISCAL YEAR 2014	HIGH	LOW
First Quarter	$0.068	$0.025
Second Quarter	$0.08	$0.0315
Third Quarter	$0.075	$0.015
Fourth Quarter	$0.073	$0.015

According to the records of our transfer agent, as of February 25, 2016, there were approximately 154 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Rather, we expect to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2015 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

On February 4, 2013, our Board of Directors adopted the Magnolia Solar Corporation 2013 Incentive Stock Plan (the “Plan”).  The purpose of the Plan is to retain executives and selected employees and consultants and reward them for making contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the Plan thereby providing participants with a proprietary interest in our growth and performance. Under the Plan, 5,500,000 shares of our common stock have been reserved.  The Plan is administered by our Board of Directors.

The following table summarizes information as of the close of business on December 31, 2015 about the Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants or rights (a)	Weighted-average exercise price of outstanding options, warrants or rights (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	N/A	N/A

Equity compensation plans not approved by security holders	2,450,000	$0.05	2,335,709

During the year ended December 31, 2015, we granted no shares of common stock under the Plan.

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

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues

Currently we are in an early stage in our development and have recorded $159,882 of revenue for the year ended December 31, 2015 compared to $218,270 of revenue for the year ended December 31, 2014 a decrease of $58,388 or 26.75%. We anticipate emerging from the development stage in fiscal 2017. The revenue recorded is from research and development grants or contracts to develop solar cells using Magnolia’s technology.

Cost of Revenues

Cost of revenues for the year ended December 31, 2015 were $102,069 as compared to $135,356 for the year ended December 31, 2014, a decrease of $33,287 or 24.59%. Cost of revenues were comprised of direct labor, direct travel, materials, and subcontractors for the solar cell development. The decrease in cost of revenues for this period was attributable to reductions in direct labor due to work on some contracts being completed.

Operating Expenses

Indirect and Administrative Labor

Indirect and administrative labor expense for the year ended December 31, 2015 was $160,483 as compared to $198,800 for the year ended December 31, 2014, a decrease of $38,317 or 19.27%. Indirect labor and benefits were comprised of wages for the administrative staff, payroll taxes, health insurance, disability insurance, indirect travel, other administrative expenses, provision for vacation time, and stock compensation expense. The decrease in indirect and administrative expenses for this period was primarily attributable to a decrease in indirect labor, benefits and travel costs.

Professional Fees

Professional fees for the year ended December 31, 2015 were $150,179 as compared to $138,260 for the year ended December 31, 2014, an increase of $11,919 or 8.62%.    Professional fees were comprised of accounting, business services, public relations, audit, and legal fees. The increase in professional fees for this period was attributable primarily to an increase in legal counsel costs incurred with the Ecoark transaction.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2015 was $35,962 as compared to $35,962 for the year ended December 31, 2014, representing no increase or decrease. Depreciation and amortization expense was comprised of amortization of the license fee paid for the technology license, amortization of the debt issue, and depreciation on the property and equipment.

General and Administrative

General and administrative expense for the year ended December 31, 2015 was $37,145 as compared to $43,629 for the year ended December 31, 2014, a decrease of $6,484 or 14.86%. General and administrative expense was comprised of expenses for office lease, computer, office supplies, dues and subscriptions, worker’s compensation, disability insurance, printing, telephone, business meals, repairs and maintenance, public relations, advertising, state taxes, business gifts and other miscellaneous items. The decrease in general and administrative expense for this period was attributable to general costs cuts, offset by bad debts expenses incurred.

Interest Expense

Interest expense for the year ended December 31, 2015 was $240,000 as compared to $240,000 for the year ended December 31, 2014. Interest expense was comprised of interest incurred on outstanding long-term debt.

Net Loss

As a result of the aforesaid, our net loss was $565,941for the year ended December 31, 2015, as compared to a loss of $573,718 for the year ended December 31, 2014, a decrease of $7,777 or 1.36%.

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

At December 31, 2015 and December 31, 2014 we had cash of $45,870 and $25,127, respectively, and working capital deficit of $3,025,606 and $2,766,811, respectively. The decrease in working capital was due to decrease in accounts receivable and an increase in accrued expenses. The opinion of our independent registered public accounting firm on our audited financial statements as of and for the year ended December 31, 2015 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising capital from financing transactions.

Net cash provided by operating activities was $20,743 for the year ended December 31, 2015, as compared to net cash used in operating activities of $93,045 for the year ended December 31, 2014. The increase in net cash provided by operating activities was attributable to a decrease in accounts receivable and an increase in accounts payable.

There were no investing activities for the year ended December 31, 2015 or December 31, 2014. There was no cash used in investing activities because we did not add to plant and equipment.

There were no financing activities for the year ended December 31, 2015 or December 31, 2014. There were no capital raising transactions during the reporting period.

Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. In addition, we have $2,400,000 of original issue discount senior secured convertible notes that originally matured on December 31, 2014. On January 29, 2016, the Company entered into an agreement with holders of the notes to extend the maturity to June 30, 2016. Also on January 29, 2016, we entered into a Merger Agreement with Ecoark providing, among other things, for the acquisition of Ecoark by the Company in a share for share exchange pursuant to which it is contemplated that, immediately following the closing, Ecoark shareholders will own approximately 95% of the outstanding share of the Company. The Company filed a preliminary 14A Proxy Statement informing its shareholders of the Company’s intent to hold a shareholder meeting to vote on certain proposals to amend the Articles of Incorporation to increase of the authorized shares of common stock to 100,000,000 shares, to effect the creation of 5,000,000 shares of "blank check" preferred stock, to approve a reverse stock split of the common stock 1 for 250, and to change the name of the corporation to “Ecoark Holdings Inc.” Subject to the approval of the Company’s shareholders, it is anticipated that the Merger will be completed in March 2016. Under the January 29, 2016 agreement with their holders, the notes will convert to equity when the Merger is completed. However, there can be no assurance that the Company will successfully complete and disseminate the proxy statement or that the proposals therein will be approved by the shareholders. Furthermore, no assurances can be made that the Merger will be completed, as anticipated. In addition, if the Merger does not close, there can be no assurance that we will be successful in reaching a satisfactory agreement with holders of the notes or that we will reach an agreement at all to further extend the notes or convert them into equity.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1, are incorporated herein and made a part hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

No system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Subject to the limitations above, management believes that the consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America, or GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions involving our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report on Form 10-K.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

Name	Age	Position with the Company

Dr. Ashok K. Sood	68	President, Chief Executive Officer and Director

Dr. Yash R. Puri	68	Executive Vice-President, Chief Financial Officer and Director

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

Dr. Puri is also a Professor of Finance and Chairman of the Finance Department at the University of Massachusetts Lowell. Dr. Puri was Principal Investigator of a photovoltaic commercialization project as well as several other grants, and has been a director of a technology commercialization program for engineering students, Chairman of the Management and Finance Department, and acting Associate Dean. In these positions, he successfully managed several externally funded projects and developed many years of experience in technology and growth management.

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

Compliance under Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of reports furnished to us, or written representations that no reports were required, we believe that during the year ended December 31, 2015, our executive officers, directors and 10% holders complied with all filing requirements.

Item 11. Executive Compensation.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by each of our principal executive officer and principal financial officers during the last fiscal year (“named executive officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

				Option	All Other
		Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)		($)
Dr. Ashok K. Sood	2015	17,850			44,850	(1)	62,700
President and CEO	2014	43,160			37,550	(1)	80,710

Dr. Yash R. Puri,	2015	17,850			44,850	(1)	62,700
Exec. VP and CFO	2014	33,920			45,310	(1)	78,230

___________

(1) Represents accrued but unpaid salary.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of February 23, 2016 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Magnolia Solar Corporation, 54 Cummings Park, Suite 316, Woburn, MA 01801. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of February 23, 2016, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Dr. Ashok K. Sood President, Chief Executive Officer and Director	8,300,000	(1)	16.94%

Dr. Yash R. Puri Executive Vice President, Chief Financial Officer and Director	8,100,000		16.53%

Alan Donenfeld Paragon Capital Advisors LLC 110 East 59th Street, 22nd fl New York, NY 10022	9,560,639	(2)	18.21%

Larry Butz Daybreak Special Situations Fund Ltd. 143 E. Main St Suite 150 Lake Zurich, IL 60047	10,071,130	(3)	19.99%

Marilyn Phillips Debt Opportunity LLLP 20711 Sterlington Drive Land O' Lakes, FL 34638	5,746,059	(4)	11.27%

All executive officers and directors as a group (two persons)	41,778,828		74.76%

Data based on 49,004,912 shares of our common stock issued and outstanding as of February 23, 2016.

(1)	Includes 200,000 shares of common stock held in the name of Mr. Sood’s minor child.

(2)	Mr. Donenfeld has sole voting and dispositive power over 2,000 shares of our common stock. In addition, Mr. Donenfeld has sole voting and dispositive power over 6,058,639 shares of our common stock as managing member of Paragon Capital Advisors LLC, the general partner of Paragon Capital LP (“Paragon Capital”). Subject to certain exceptions, we are prohibited from effecting an exercise of warrants and convertible notes to the extent that, as a result of the exercise and conversion, the holder of such shares beneficially owns more than 19.9% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise and conversion. The number of shares and the percentage, as the case may be, in this column is reflective of this ownership limitation and accordingly 3,500,000 shares of our common stock issuable upon exercise of warrants and conversion of convertible notes held by Paragon Capital have been included in the aggregate shares beneficially owned, as such ownership limitation would not affect the exercise of the entire warrant.

(3)	Mr. Butz has sole voting and dispositive power over 36,000 shares of our common stock. In addition, Mr. Butz has sole voting and dispositive power over 8,655,201 shares of our common stock as managing partner of Daybreak Capital Management LLC, the investment advisor to Daybreak Special Situations Master Fund, Ltd (“Daybreak Fund”). Subject to certain exceptions, we are prohibited from effecting an exercise of warrants and convertible notes to the extent that, as a result of the exercise and conversion, the holder of such shares beneficially owns more than 19.9% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise and conversion. The number of shares and the percentage, as the case may be, in this column is reflective of this ownership limitation and accordingly 3,619,071 shares of our common stock of an aggregate 5,000,000 shares issuable upon exercise of warrants and conversion of convertible notes held by Daybreak Fund have been excluded. In the event, this ownership limitation were not in effect, Mr. Butz would beneficially own an aggregate of 13,691,201 or 25.35% of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon exercise of the warrants and conversion of convertible notes.

(4)	Ms. Phillips has shared voting and dispositive power over 3,746,059 shares of our common stock as managing member of Debt Opportunity Fund LLLP (“Debt Opportunity”). Subject to certain exceptions, we are prohibited from effecting an exercise of the warrants and convertible notes to the extent that, as a result of the exercise and conversion, the holder of such shares beneficially owns more than 19.9% in the aggregate of the outstanding shares of our common stock calculated immediately after giving effect to the issuance of shares of common stock upon such exercise and conversion. The number of shares and the percentage, as the case may be, in this column is reflective of this ownership limitation and accordingly 2,000,000 shares of our common stock issuable upon exercise of warrants and conversion of convertible notes held by Debt Opportunity Fund have been included in the aggregate shares beneficially owned, as such ownership limitation would not affect the exercise of the entire warrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, since January 1, 2015 there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors, more than 5% beneficial holders or their family members.

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

Magnolia Solar is amortizing the license fee over the 120 month term of the license.  Magnolia Solar’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2015. Amortization expense for the years ended December 31, 2015 and December 31, 2014 was $35,650 and $35,650 respectively.

Director Independence

None of our current directors are “independent directors,” as that term is defined by listing standards of the national exchanges and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and 2014 were $24,000 and $24,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2015 and 2014 were $15,453 and $20,817.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2015 and 2014 were $1,800 and $1,800, respectively.

All Other Fees

The aggregate fees billed for products and services provided by our principal accountant for the fiscal years ended December 31, 2015 and 2014 were $0.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We do not have an audit committee and as a result our Board of Directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	Certificate of Change (2)

3.3	Amended and Restated Bylaws (2)

10.1	Termination Agreement and Mutual General Release dated as of March 26, 2015 between Magnolia Solar Corporation, Solar Silicon Resources Group and Auzminerals Resource Group Limited (3)

10.2	Agreement and Plan of Merger entered into by and between Magnolia Solar Corporation and Ecoark, Inc., dated January 29, 2016 and filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 4, 2016.

10.3	Form of Modification Agreement between Magnolia Solar Corporation and holders of Original Issue Discount Senior Secured Convertible Notes and Warrants and filed as an exhibit to the Company’s current report on Form 8-K filed with the SEC on February 4, 2016.

21	List of Subsidiaries*

23.1	Consent of KBL, LLP*

31.1	Section 302 Certification of Principal Executive Officer*

31.2	Section 302 Certification of Principal Financial Officer*

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer*

101	The following materials from Magnolia Solar Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders' Deficit, (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

* Filed Herewith

(1)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on June 13, 2008.

(2)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 7, 2010.

(3)	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNOLIA SOLAR CORPORATION

Date: February 26, 2016	By:	/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: February 26, 2016	By:	/s/ Dr. Yash R. Puri
Dr. Yash R. Puri Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Dr. Ashok K. Sood
Dr. Ashok K. Sood	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	February 26, 2016

/s/ Dr. Yash R. Puri
Dr. Yash R. Puri	Executive Vice-President, Chief Financial Officer and Director (Principal Financial Officer)	February 26, 2016

MAGNOLIA SOLAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

MAGNOLIA SOLAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Report of Independent Registered Public Accounting Firm

To the Directors of

Magnolia Solar Corporation

We have audited the accompanying consolidated balance sheets of Magnolia Solar Corporation (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnolia Solar Corporation as of December 31, 2015 and 2014, and the results of its consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in process of completing a merger with another entity while they are continuing their development of their thin film solar cell technology and has incurred substantial losses as a result of this. The lack of profitable operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP

/s/KBL, LLP

New York, NY

February 26, 2016

MAGNOLIA SOLAR CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	DECEMBER 31,	DECEMBER 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$45,870	$25,127
Accounts receivable	10,513	185,455
Prepaid expense	-	1,417
Total current assets	56,383	211,999

Fixed assets, net	311	623

OTHER ASSETS
License with related party, net of accumulated amortization	83,183	118,833
Total other assets	83,183	118,833

TOTAL ASSETS	$139,877	$331,455

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$682,029	$578,810
Current portion of Original Issue Discount Senior Secured Convertible Promissory Note, net of discount	2,400,000	2,400,000
Total current liabilities	3,082,029	2,978,810

TOTAL LIABILITIES	3,082,029	2,978,810

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 47,434,231 and 39,727,316 shares issued and outstanding	47,434	39,727
Additional paid-in capital	2,491,804	2,228,367
Additional paid-in capital - warrants	962,297	962,297
Accumulated deficit	(6,443,687)	(5,877,746)
Total stockholders' deficit	(2,942,152)	(2,647,355)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$139,877	$331,455

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	YEAR ENDED DECEMBER 31, 2015	YEAR ENDED DECEMBER 31, 2014

REVENUE - net	$159,882	$218,270

COST OF REVENUES	102,069	135,356

GROSS PROFIT	57,813	82,914

OPERATING EXPENSES
Indirect and administrative labor	160,483	198,800
Professional fees	150,179	138,260
Depreciation and amortization expense	35,962	35,962
General and administrative	37,145	43,629
Total operating expenses	383,769	416,651

OTHER (INCOME) EXPENSE
Interest expense	239,985	239,981
Total other (income) expense	239,985	239,981

LOSS BEFORE PROVISION FOR INCOME TAXES	(565,941)	(573,718)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(565,941)	$(573,718)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	42,982,899	37,469,963

NET LOSS PER SHARE	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

				Additional
			Additional	Paid-In
	Common Stock		Paid-In	Capital -	Accumulated
	Shares	Amount	Capital	Warrants	Deficits	Total

Balance - December 31, 2013	33,835,268	$33,836	$1,957,574	$962,297	$(5,304,028)	$(2,350,321)

Common shares issued for payment of interest	5,636,597	5,636	234,364	-	-	240,000

Common shares issued for services rendered	255,451	255	8,745	-	-	9,000

Stock based compensation	-	-	27,684	-	-	27,684

Net loss for the year ended December 31, 2014	-	-	-	-	(573,718)	(573,718)

Balance - December 31, 2014	39,727,316	39,727	2,228,367	962,297	(5,877,746)	(2,647,355)

Common shares issued for payment of interest	7,706,915	7,707	232,293	-	-	240,000

Common shares issued for services rendered	-	-	-	-	-	-

Stock based compensation	-	-	31,144	-	-	31,144

Net loss for the year ended December 31, 2015	-	-	-	-	(565,941)	(565,941)

Balance - December 31, 2015	47,434,231	$47,434	$2,491,804	$962,297	$(6,443,687)	$(2,942,152)

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	YEAR ENDED DECEMBER 31, 2015	YEAR ENDED DECEMBER 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(565,941)	$(573,718)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	35,962	35,962
Stock based compensation	31,144	27,684
Common stock issued for services rendered	-	9,000
Common stock issued for payment of interest	240,000	240,000

Change in assets and liabilities:
Decrease in accounts receivable	174,942	41,170
Decrease in prepaid expenses	1,417	-
Increase in accounts payable and accrued expenses	103,219	126,857
Total adjustments	586,684	480,673
Net cash provided by (used in) operating activities	20,743	(93,045)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,743	(93,045)

CASH - BEGINNING OF YEAR	25,127	118,172

CASH - END OF YEAR	$45,870	$25,127

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$912	$1,222

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services rendered	$-	$9,000
Stock issued for payment of interest	$240,000	$240,000
Stock based compensation	$31,144	$27,684

The accompanying notes are an integral part of these consolidated financial statements.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

DECEMBER 31, 2015 AND 2014

Note 1 – Organization and Nature of Business (continued)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been generating revenues from various development contracts with governmental agencies; however the Company has generated losses totaling $565,941 and $573,718 for the years ended December 31, 2015 and 2014, respectively. While the Company raised funds in a private placement that it consummated in 2009 (raising $990,000 in $2,660,000 of Original Issue Discount Senior Secured Convertible Promissory Notes (the “2009 Notes”)), at December 31, 2015 and December 31, 2014, it had cash of $45,870 and $25,127, respectively, and will need to raise additional funds to carry out its business plan.

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

DECEMBER 31, 2015 AND 2014

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

On January 29, 2016, the Company entered into a Merger Agreement with Ecoark, Inc. ("Ecoark") providing, among other things, for the acquisition of Ecoark by the Company in a share for share exchange pursuant to which it is contemplated that at the closing Ecoark shareholders will own approximately 95% of the outstanding shares of the Company. The Company filed a preliminary 14A Proxy Statement informing its shareholders of the Company’s intent to hold a shareholder meeting in order to vote on certain proposals to amend the Articles of Incorporation to increase of the authorized shares of common stock to 100,000,000 shares, to effect the creation of 5,000,000 shares of "blank check" preferred stock, to approve a reverse stock split of the common stock 1 for 250, and to change the name of the corporation to Ecoark Holdings Inc., the approval of which are conditions to closing the merger with Ecoark. Subject to the approval of the Company’s shareholders, it is anticipated that the merger will be completed in March 2016.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 1 – Organization and Nature of Business (continued)

Going Concern (continued)

Should the Company fail to complete the merger, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity or debt that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company may suspend or cease operations altogether.

The development of renewable energy and energy efficiency marks a new era of energy exploration in the United States. The Company continues to explore low cost alternatives for energy solutions which are in line with United States government initiatives for renewable energy sources. The Company hopes that these factors will mitigate the current unstable factors in the United States economy.

Note 2 – Summary of Significant Accounting Policies

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

The consolidated financial statements include all accounts of the entities at December 31, 2015 as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest at December 31, 2015 and 2014

Magnolia Solar Inc.	Delaware, U.S.A.	January 8, 2008	100%

All inter-company balances and transactions have been eliminated.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Accounts Receivable

For financial reporting, current earnings are charged and an allowance is credited with a provision for doubtful accounts based on experience. Accounts deemed uncollectible are charged against this allowance. Receivables are reported on the balance sheet net of such allowance. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company believes no allowance for doubtful accounts is necessary at December 31, 2015 or December 31, 2014.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives (from three to seven years). Additions, renewals, and betterments, unless of a minor amount, are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews their recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell. The Company’s management has determined that the fair value of long-lived assets exceeds the book value and thus no impairment charge is necessary as of December 31, 2015 or December 31, 2014.

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Revenue from inception to December 31, 2015 has been primarily from research and development grants or contracts to develop solar cells using the Company’s technology.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. The Company had no cash equivalents as of December 31, 2015 or December 31, 2014.

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

	December 31,	December 31,
	2015	2014

Net loss	($565,941)	($573,718)

Weighted-average common shares outstanding (Basic)	42,982,899	37,469,963

Weighted-average common stock
Equivalents
Stock options	2,450,000	1,730,355
Warrants	3,785,300	3,785,300

Weighted-average common shares outstanding (Diluted)	49,218,199	42,985,618

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

DECEMBER 31, 2015 AND 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)

During May 2014, the FASB issued an Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The objective of ASU 2014-09 is to (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statements through improved disclosure requirements, and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The effective date of this ASU was subsequently changed with the issuance of ASU 2015-14 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the effect of this standard on its financial statements.

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 3 - Stockholders’ Deficit (continued)

Shares (continued)

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

In October 2015, the Company issued 3,333,333 shares of common stock at its fair value price ($0.02 per share) in lieu of interest payment for a value of $60,000.

As of December 31, 2015, the Company had 47,434,231 shares issued and outstanding.

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

DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015, the following warrants are outstanding:

Balance – December 31, 2008	-	-
Issued – in the 26.6 units	2,660,000	$0.10
Issued – to Placement Agent	725,300	$0.10
Balance – December 31, 2009	3,385,300	$0.10
Balance – December 31, 2010	3,385,300	$0.10
Issued – for public relations	400,000	$0.50
Balance – December 31, 2011	3,785,300	$0.14
Balance – December 31, 2012	3,785,300	$0.14
Balance – December 31, 2013	3,785,300	$0.14
Balance – December 31, 2014	3,785,300	$0.14
Balance – December 31, 2015	3,785,300	$0.14

Stock Options

In May 2014, the Company granted 2,450,000 shares of common stock under the 2013 Incentive Stock Option Plan. Under the 2013 Plan, the Company may grant options to purchase up to 5,500,000 shares of common stock to be granted to Company employees, officers, directors, consultants and advisors. The vesting provisions, exercise price and expiration dates will be established by the Board of Directors (the "Board") of the Company at the date of grant, but incentive stock options may be subject to earlier termination, as provided in the 2013 Plan. As of December 31, 2015, there were 2,335,709 shares available for future grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 3 - Stockholders’ Deficit (continued)

Stock Options (continued)

Expected volatility was calculated based upon the company’s observed median volatility. The risk-free interest rate assumption is based upon the United States Treasury Bond yield curve in effect at the time of grant for instruments with a similar expected life.

The Company recognized compensation cost related to stock-based compensation in the amount of $31,144, for the year ended December 31, 2015. The Company has not recognized any tax benefits or deductions related to the effects of employee stock-based compensation.

In addition, as of December 31, 2015, approximately $10,382 was related to non-vested options which will be recognized over a weighted-average period of approximately 3.42 years.

No options were exercised under all share-based compensation arrangements for the period ending December 31, 2015.

The following is a summary of stock option activity under the Company's stock option plan:

	Number of Options/Shares	Range of Exercise Prices	Weighted- Average Exercise Price

Outstanding as of December 31, 2014	2,450,000	$0.05	$0.05
Options granted	-	$0.00	$0.00
Options exercised	-	$0.00	$0.00
Options forfeited/expired/cancelled	-	$0.00	$0.00
Outstanding as of December 31, 2015	2,450,000	$0.05	$0.05
Exercisable as of December 31, 2015	2,082,500	$0.05	$0.05
Exercisable as of December 31, 2014	980,000	$0.05	$0.05

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 3 - Stockholders’ Deficit (continued)

Stock Options (continued)

Information about stock options outstanding as of December 31, 2015 is as follows:

Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (years)	Number of Options Exercisable
$0.05	2,450,000	3.42	2,082,500
	2,450,000	3.42	2,082,500

Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014

Office equipment and computers	$6,106	$6,106
Furniture and fixtures	2,182	2,182
	8,288	8,288
Accumulated depreciation	(7,977)	(7,665)

	$311	$623

The Company incurred $312 and $312, respectively, in depreciation expense for the periods ended December 31, 2015 and 2014.

Note 5 - License Agreement with Related Party

The Company has entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Optical’s solar cell technology. Magnolia Optical shares common ownership with the Company.

The Company is amortizing the license fee of $356,500 over the 120 month term of the Agreement. Accumulated amortization as of December 31, 2015 and December 31, 2014 was $273,317 and $237,667, respectively. Amortization expense for each of the years ended December 31, 2015 and 2014 was $35,650, respectively. The Company’s management has determined that the fair value of the license exceeds the book value and thus no further impairment or amortization is necessary as of December 31, 2015 or December 31, 2014.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015, the Company issued 18,794,940 shares of its common stock in lieu of interest payments in the aggregate of $700,000 relating to the 2009 Notes in the aggregate principal of $2,400,000.

As of December 31, 2015, the entire $2,400,000 balance of the amended 2009 Notes remains outstanding. In the transaction, the Company recognized a discount of $1,670,000 which was amortized over the original life of the 2009 Notes. The discount represented the original issue discount. In addition, the Company determined that the value of the warrants in the transaction of $412,830 as a discount to the 2009 Notes. This discount was being amortized as well over the original life of the 2009 Notes.

The 2009 Notes mature on June 30, 2016 (these notes were extended on January 29, 2016 and will convert to equity if the merger is completed - see Note 11).

As of December 31, 2015, $2,400,000 of the 2009 Notes are classified as a current liability and the amounts have not been repaid as of the issuance of these financial statements. The modifications made to the debt instruments did not constitute a material modification under ASC 470-50.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

As of December 31, 2015, there is no provision for income taxes, current or deferred.

December 31, 2015
Net operating losses	$1,371,196
Valuation allowance	(1,371,196)
$-

At December 31, 2015, the Company had a net operating loss carry forward in the amount of approximately $4,000,000 available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2015 and 2014 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0.0%

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 8 – Commitments and Contingencies

Office Lease

The Company leases office facilities located in Woburn, MA under a lease agreement that expires December 30, 2016. The Company leased additional office facilities at a second location in Albany, NY under a lease agreement that was canceled effective October 31, 2015. Rent expense for the Company’s facilities for the years ended December 31, 2015 and December 31, 2014 totaled $15,009 and $18,143, respectively.

The future minimum lease payments due under the above mentioned non-cancelable lease agreement is as follows:

Year ending December 31,
2016	$4,212
$4,212

Contract Related Fees

As part of the contract to develop its products, the Company has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first. As of December 31, 2015, the Company has $1,251,885 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the Company’s product. No liability is accrued since no sales have occurred.

Note 9 - Concentration of Credit Risk

The Company maintains its cash in one bank deposit account, which at times may exceed the federally insured limits of $250,000 that exist through December 31, 2015. At December 31, 2015, the Company did not have any uninsured deposits.

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

	December 31, 2015	December 31, 2014
Concentrations in accounts receivable:
Customer A	100%	*
Customer B	*	60%
Customer C	*	40%

	December 31, 2015	December 31, 2014
Concentrations in net revenue:
Customer A	93%	90%

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

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 10 - Fair Value Measurements (continued)

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

December 31, 2015
	Level 1	Level 2	Level 3	Total

Cash	$45,870	$-	$-	$45,870
Total assets	$45,870	$-	$-	$45,870
Original Issue Discount Senior Secured Convertible Promissory Notes	$-	$-	$2,400,000	$2,400,000
Total liabilities	$-	$-	$2,400,000	$2,400,000

December 31, 2014
	Level 1	Level 2	Level 3	Total

Cash	$25,127	$-	$-	$25,127
Total assets	$25,127	$-	$-	$25,127
Original Issue Discount Senior Secured Convertible Promissory Notes	$-	$-	$2,400,000	$2,400,000
Total liabilities	$-	$-	$2,400,000	$2,400,000

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 10 - Fair Value Measurements (continued)

Original Issue Discount Senior Secured Convertible Promissory Notes

Balance, January 1, 2014	$2,400,000
Realized gains (losses)	-
Unrealized gains (losses) relating to instruments still held at the reporting date	-
Purchases, sales, issuances and settlements, net	-
Discount on notes	-
Amortization of discount on notes	-
Conversion of notes to common stock	-
Balance, December 31, 2014	$2,400,000
Realized gains (losses)	-
Unrealized gains (losses) relating to instruments still held at the reporting date	-
Purchases, sales, issuances and settlements, net	-
Discount on notes	-
Amortization of discount on notes	-
Balance, December 31, 2015	$2,400,000

MAGNOLIA SOLAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Note 11 – Subsequent Events

On January 19, 2016, the Company issued 1,570,681 shares of common stock for payment in lieu of cash of interest equal to $60,000.

On January 29, 2016, the Company entered into a Merger Agreement with Ecoark providing, among other things, for the acquisition of Ecoark by the Company in a share for share exchange pursuant to which it is contemplated that at the closing Ecoark shareholders will own approximately 95% of the outstanding share of the Company. The Company filed a 14A and is awaiting approval from the SEC on certain proposals to amend the Articles of Incorporation to increase of the authorized shares of common stock to 100,000,000 shares, to effect the creation of 5,000,000 shares of "blank check" preferred stock, to approve a reverse stock split of the common stock 1 for 250, and to change the name of the corporation to Ecoark Holdings Inc. Upon approval by the SEC, it is anticipated that the merger will be completed in March 2016.

On January 29, 2016, the Company entered into an agreement with holders of the Notes Payable as mentioned in Note 6 to extend the term of the note to June 30, 2016. The notes will convert to equity if the merger is completed.

Management has evaluated subsequent events for the disclosure and/or recognition in the financial statements through the date that the financial statements were available to be issued, which date is February 26, 2016.