Form 10-Q
period 2016-03-31
Ecoark Holdings, Inc.
filed 2016-05-16
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File No. 000-53361

Ecoark Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	14-1760865
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3333 Pinnacle Hills Parkway, Suite 220, Rogers AR 72758

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (479) 259-2989

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

There were 36,011,335 shares of the Registrant’s $0.001 par value common stock outstanding as of May 16, 2016.

Ecoark Holdings, Inc.

PART I — FINANCIAL INFORMATION

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	(Dollars in thousands, except per share data)
	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$8,848	$1,962
Accounts receivable, net of allowance	1,421	972
Inventory, net of reserves	809	743
Prepaid expenses	156	161
Other current assets	-	130
Total current assets	11,234	3,968
Property and equipment, net	360	363
Intangible assets, net	907	852
Other assets	26	25
Total non-current assets	1,293	1,240
TOTAL ASSETS	$12,527	$5,208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$3,000	$3,175
Debt - related parties	742	1,329
Accounts payable	1,244	1,074
Accrued expenses	687	503
Accrued interest	58	40
Deferred revenue	61	-
Total current liabilities	5,792	6,121

COMMITMENTS AND CONTINGENCIES	-	-
Total liabilities	5,792	6,121

STOCKHOLDERS' EQUITY (DEFICIT) (Numbers of shares rounded to thousands)
Ecoark, Inc. Series A, B, C, D Common Shares – exchanged for Ecoark Holdings shares in connection with March 24, 2016 merger	-	588
Ecoark Holdings, Inc. Common Stock, $0.001 par value; 100,000 shares authorized, 31,436 shares issued and outstanding as of March 31,2016	31	-
Additional paid-in-capital	49,897	36,164
Subscription receivable	(4,290)	(55)
Accumulated deficit	(38,810)	(36,587)
Treasury stock, at cost, 3,542 Ecoark Inc. Series A General Common Shares as of December 31, 2015 – canceled in connection with March 24, 2016 merger	-	(928)
Total stockholders' equity (deficit) before non-controlling interest	6,828	(818)
Non-controlling interest	(93)	(95)
Total stockholders' equity (deficit)	6,735	(913)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,527	$5,208

See accompanying notes to the unaudited consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	(Dollars in thousands, except per share, data)
	2016	2015
REVENUES
Revenue from product sales	$1,207	$1,483
Revenue from services	757	742
	1,964	2,225
COST OF REVENUES
Cost of product sales	1,182	1,417
Cost of services	277	224
	1,459	1,641
GROSS PROFIT	505	584
OPERATING EXPENSES:
Salaries and salary related costs, including stock based compensation	1,020	812
Professional fees and consulting	267	750
General and administrative	517	590
Depreciation and amortization	75	416
Research and development	752	777
Total operating expenses	2,631	3,345
Loss from operations	(2,126)	(2,761)

OTHER EXPENSE:
Interest expense, net of interest income	(95)	(206)
Loss from continuing operations before provision for income taxes	(2,221)	(2,967)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	(2,221)	(2,967)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	2	51
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(2,223)	$(3,018)

NET LOSS PER SHARE
Basic	$(0.08)	$(0.13)
Diluted	$(0.08)	$(0.13)

SHARES USED IN CALCULATION OF NET INCOME PER SHARE	(Number of shares in thousands)
Basic	27,847	22,513
Diluted	27,847	22,513

See accompanying notes to the unaudited consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTs OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	(Dollars in thousands)
	2016	2015
Cash flows from operating activities:
Net loss attributable to controlling interest	$(2,223)	$(3,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75	416
Stock-based compensation - options	28	-
Shares of common stock issued for services rendered	-	231
Shares of treasury stock re-issued for services rendered	-	498
Cash acquired in merger transaction	14	-
Change in non-controlling interest on cash	2	51
Changes in assets and liabilities:
Accounts receivable	(449)	(174)
Inventory	(66)	14
Prepaid expenses	5	18
Other assets	130	(20)
Accounts payable	152	283
Accrued expenses	140	284
Accrued interest	18	118
Deferred revenue	61	(142)
Net cash used in operating activities	(2,113)	(1,441)

Cash flows from investing activities:
Purchases of property and equipment	(49)	(8)
Net cash used in investing activities	(49)	(8)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of fees	9,555	-
Collection of subscription receivable	55	31
Re-issuance of treasury shares for cash, net of expenses	200	149
Proceeds from the issuances of debt	185	-
Repayments of debt	(360)	(176)
Proceeds from the issuances of debt - related parties		250
Repayments of debt - related parties	(587)	(104)
Net cash provided by financing activities	9,048	150
NET INCREASE (DECREASE) IN CASH	6,886	(1,299)
Cash - beginning of the period	1,962	2,220
Cash - end of the period	$8,848	$921

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$77	$90
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Intangibles acquired in merger	$77	$-
Payables assumed in merger	$59	$-
Treasury stock re-purchased for release of guarantee	$-	$393

See accompanying notes to the unaudited consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2016

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Organization

Ecoark Holdings, Inc. (“Ecoark Holdings”) is an innovative and growth-oriented company founded in 2007 that develops and deploys intelligent technologies and products in order to meet the demand for sustainable, integrated solutions to contemporary business needs. Ecoark Holdings is a holding company that integrates the businesses of its subsidiaries to provide technological solutions in several industries that support ecological conservation through improvements in efficiency or reduction of waste.

Ecoark, Inc. (“Ecoark”) was founded in 2011 and is located in Rogers, Arkansas, the home office for Ecoark and Ecoark Holdings. Home office staff members are employees of Ecoark, which merged with Magnolia Solar on March 24, 2016 to create Ecoark Holdings as described further in Note 2 below. Ecoark is the parent company for Eco3D, Eco360, Pioneer Products and Intelleflex.

Eco3D, LLC (“Eco3D”) is located in Phoenix, Arizona and provides customers with the latest 3D technologies. Eco3D was formed by Ecoark in November 2013 and Ecoark owns 65% of the LLC. The remaining 35% is reflected as non-controlling interests. Eco3D provides 3D mapping, modeling, and consulting services for clients in retail, construction, healthcare, and multiple other industries throughout the United States and overseas. Eco3D is transitioning businesses from 2D technology that has existed for hundreds of years, to a world of digital 3D. Eco3D incorporates a variety of 3D technologies to achieve customer goals and objectives. Utilizing several techniques, Eco3D can capture existing conditions – topography, buildings, exterior/interior spaces, etc. – in highly accurate detail that allows for 2D and 3D measurement. These measurements form the basis for analysis, design, documentation, and quality control.

Eco360, LLC (“Eco360”) is located in Bentonville, Arkansas and is engaged in research and development activities. Eco360 was formed in November 2014 by Ecoark.

Pioneer Products, LLC (“Pioneer Products”) is located in Bentonville, Arkansas and is involved in the selling of recycled plastic products and other products. In addition to a strong and successful relationship with the world’s largest retailer, Pioneer Products also has vendor relationships with other key retailers. As such, Pioneer strategically leverages its role as a trusted supplier to these retailers with existing and new products. This subsidiary also recovers plastic waste from retail supply chains and creates new consumer products with the reclaimed materials. Pioneer Products was purchased by Ecoark in 2012.

Intelleflex Corporation (“Intelleflex”) is located in San Jose, California and provides food retailers and suppliers intelligent, on-demand solutions for retailers and companies that ship and store products for perishable food quality management. Intelleflex's ZEST Data Services is a secure, multi-tenant cloud-based data collection platform for aggregating and real-time permission-based sharing and analysis of information. ZEST Fresh, a fresh food management solution that utilizes the ZEST Data Service platform, focuses on three primary value propositions – consistent food quality, reduced waste, and improved food safety. ZEST Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence on every pallet. ZEST Delivery provides real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Intelleflex was purchased by Ecoark in September 2013.

Magnolia Solar Inc. (“Magnolia Solar”) is located in Woburn, Massachusetts and is principally engaged in the development and commercialization of its nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia merged with Ecoark on March 24, 2016 to create Ecoark Holdings as described further in Note 2 below.

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings and its direct and indirect subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is a holding company and holds one hundred percent of Eco360, Pioneer Products, Intelleflex and Magnolia Solar. Ecoark owns 65% of Eco3D and the remaining 35% interest is owned by executives of Eco3D.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2016

The Company applies the guidance of Topic 810 “Consolidation” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except when control does not rest with the parent. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheets. For the three months ended March 31, 2016 and 2015, net income attributable to noncontrolling interests of $2 and $51, respectively, is included in the Company’s net loss.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). It is Management's opinion, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2015, which are contained in the Company’s Form 8-K/A as filed with the SEC on May 10, 2016. The consolidated balance sheet as of December 31, 2015, contained herein, was derived from those consolidated financial statements.

Reclassification

The Company has reclassified certain amounts in the 2015 consolidated financial statements to comply with the 2016 presentation. These changes had no effect on the net loss for 2015.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, Management’s estimate of provisions required for non-collectible accounts receivable, obsolete or slow-moving inventory, and determination of the fair value of stock awards issued. Actual results could differ from those estimates.

Cash

Cash consists of cash, demand deposits and money market funds.

Inventory

Inventory is stated at the lower of cost or market. Inventory cost is determined by specific identification on a first in first out basis, and provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company establishes reserves for this purpose.

Property and Equipment and Long-Lived Assets

Property and equipment is stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from five to ten years.

FASB Codification Topic 360 “Property, Plant and Equipment” (“ASC 360”), requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The application of ASC 360 has not materially affected the Company’s reported earnings, financial condition or cash flows.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2016

Intangible assets with definite useful lives are stated at cost less accumulated amortization. Intangible assets capitalized as of March 31, 2016 and December 31, 2015 represent the valuation of the Company-owned patents and customer lists. These intangible assets are being amortized on a straight-line basis over their estimated average useful lives of thirteen and a half years for the patents and three years for the customer lists. Expenditures on intangible assets through the Company’s filing of patent and trademark protection for Company-owned inventions are expensed as incurred.

The Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1. Significant underperformance relative to expected historical or projected future operating results;

2. Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3. Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2016 and 2015.

Advertising Expense

The Company expenses advertising costs, as incurred. Advertising expenses for the three months ended March 31, 2016 and 2015 are included in general and administrative costs.

Software Costs

The Company accounts for software development costs in accordance with ASC 985-730, Software Research and Development, and ASC 985-20, Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires that costs related to the development of the Company’s products be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established. ASC 985-20 specifies that “technological feasibility” can only be established by the completion of a “detailed program design” or if no such design is prepared, upon the completion of a “working model” of the software. The Company’s development process does not include a detailed program design. Management believes that such a design could be produced in the early stages of development but would entail significant wasted expense and delay. Consequently, ASC 985-20 requires that development costs be recorded as an expense until the completion of a “working model”. In the Company’s case, the completion of a working model does not occur until shortly before the time when the software is ready for sale.

Research and Development Costs

Research and development costs are expensed as incurred. These costs include internal salaries and related costs and professional fees for activities related to development.

Subsequent Events

Subsequent events were evaluated through the date the consolidated financial statements were filed.

Shipping and Handling Costs

The Company reports shipping and handling revenues and their associated costs in revenue and cost of revenue, respectively. Shipping revenues and costs for the three months ended March 31, 2016 and 2015 were nominal and are included in cost of product sales.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2016

Revenue Recognition

In regards to product revenue, product revenue primarily consists of the sale of electronic hardware, recycled plastics products, and recycled furniture. These subsidiaries recognize revenue when the following criteria have been met:

Evidence of an arrangement exists. The Company considers a customer purchase order, service agreement, contract, or equivalent document to be evidence of an arrangement.

Delivery has occurred. The Company’s standard transfer terms are free on board (“FOB”) shipping point. Thus, delivery is considered to have occurred when title and risk of loss have passed to the customer at the time of shipment.

The fee is fixed or determinable. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard, which is generally 30-60 days.

Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.

The Company for its software revenue will recognize revenues in accordance with ASC 985-605, Software Revenue Recognition.

Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among the elements based on the relative fair value of each of the elements.

License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance agreements is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. If evidence of fair value does not exist for all elements of a license agreement and post customer support (“PCS”) is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered PCS elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

Cost of license revenue primarily includes product, delivery, and royalty costs. Cost of maintenance and service revenue consists primarily of labor costs for engineers performing implementation services, technical support, and training personnel as well as facilities and equipment costs.

The Company enters into arrangements that can include various combinations of software, services, and hardware. Where elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. The Company uses a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) best estimate of selling price (“ESP”). For software elements, the Company follows the industry specific software guidance which only allows for the use of VSOE in establishing fair value. Generally, VSOE is the price charged when the deliverable is sold separately or the price established by management for a product that is not yet sold if it is probable that the price will not change before introduction into the marketplace.

ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. The process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2016

When the arrangement with a customer includes significant production, modification, or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance and certain production-type contracts contained in ASC 605-35, Construction-Type and Production-Type Contracts. We use the percentage of completion method provided all of the following conditions exist:

●	the contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement;

●	the customer can be expected to satisfy its obligations under the contract;

●	the Company can be expected to perform its contractual obligations; and

●	reliable estimates of progress towards completion can be made.

We measure completion based on achieving milestones detailed in the agreements with the customers. Costs of providing services, including services accounted for in accordance with ASC 605-35, are expensed as incurred.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on Management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when Management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. Management has determined that the allowance for doubtful accounts at March 31, 2016 and December 31, 2015 was $0 and $2, respectively.

Uncertain Tax Positions

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes”. This requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Stock-Based Compensation

The Company follows ASC 718-10 “Share Based Payments”. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. Stock-based compensation expense for all awards granted is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense and additional paid-in capital.

Fair Value of Financial Instruments

ASC 825, "Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments: The carrying amount of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued expenses, and accounts payable to related parties, approximate fair value because of the short-term maturity of those instruments. The Company does not utilize derivative instruments.

Recoverability of Long-Lived Assets

The Company reviews recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2016

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented.

Fair Value Measurements

ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which Management disaggregates the Company in making internal operating decisions. In 2016 and 2015 the Company and its Chief Operating Decision Makers determined that the Company’s products and services were closely related and therefore included all of the operations in one segment.

Related Party Transactions

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

The Company entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Magnolia Optical’s solar cell technology. Magnolia Optical shares common Directors with the Company.

The Company recorded the net license fee of $77 in conjunction with the merger described in Note 2 below. Amortization will continue over the remaining 23 months of the term. The Company’s management has determined that the fair value of the license approximates the book value and thus no impairment is necessary as of March 31, 2016.

Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 changes the accounting for leased assets, principally by requiring balance sheet recognition of assets under lease arrangements. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2016

During August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in ASU 2014-09 will be applied using one of two retrospective methods. The effective date will be the first quarter of the fiscal year ending December 31, 2018. The Company has not determined the potential effects on its consolidated financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company commenced operations in 2007, and has experienced typical start-up costs and losses from operations resulting in an accumulated deficit of $38,810 since inception. The accumulated deficit as well as recurring losses of $2,223 for the three months ended March 31, 2016, and $10,502 and $14,135 for the years ended December 31, 2015 and 2014, respectively and the working capital deficit of $2,153 as of December 31, 2015, have resulted in the uncertainty of the Company to continue as a going concern even though working capital increased to a surplus of $5,442 at March 31, 2016.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company plans to raise additional capital to carry out its business plan and following a reverse merger transaction on March 24, 2016, the Company received $9,555 (see Note 2). The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2016

NOTE 2: MERGER

On January 29, 2016, Ecoark entered into a Merger Agreement (“Merger Agreement”) with Magnolia Solar Corporation (“MSC”) providing, among other things, for the acquisition of the Company by MSC in a share for share exchange pursuant to which it was contemplated that at the closing Ecoark shareholders would own approximately 95% of the outstanding shares of MSC. On March 18, 2016, in a special meeting called by MSC, the shareholders of MSC approved proposals necessary to complete the Merger (“Merger”).

On March 24, 2016, the Merger was closed. Upon closing of the transaction, under the Merger Agreement, Magnolia Solar Acquisition Corporation merged with and into Ecoark, with Ecoark as the surviving corporation, which became a wholly-owned subsidiary of MSC. Thereafter, MSC changed its name to Ecoark Holdings, Inc. The transaction was accounted for as a reverse merger; for accounting purposes Ecoark acquired the assets and liabilities of Magnolia Solar effective March 24, 2016. The historical financial information presented prior to March 24, 2016 is that of Ecoark.

Further, the Articles of Incorporation were amended to increase the authorized shares of common stock to 100,000 shares, to effect the creation of 5,000 shares of "blank check" preferred stock, and to approve a reverse stock split of the MSC common stock of 1 for 250.

After the Merger, the Company had 29,049 shares of common stock issued and outstanding. The MSC’s shareholders and holders of debt, notes, warrants and options received an aggregate of 1,353 shares of the Company’s common stock and Ecoark’s shareholders received an aggregate of 27,696 shares of the Company’s common stock.

On March 24, 2016, FINRA corporate action announced the reverse split and the name change which became effective in the market on March 28, 2016. Following that, the Company stock trades under the symbol “EARK.” All actions to close the Merger were completed in March 2016.

In conjunction with the Merger, MSC offered units consisting of a share and a warrant at a price of $4.00 per unit for a maximum of $20,000 in a private placement offering. Each unit consists of one share of MSC (now Ecoark Holdings) common stock (par value $0.001 per share) and a warrant to purchase one share of MSC (now Ecoark Holdings) common stock exercisable on or before December 31, 2018 at a price of $5.00 per share. The units were offered to an unlimited number of Accredited Investors until the earlier of the date upon which subscriptions for the maximum offering had been received and accepted; March 31, 2016, subject to a 60-day extension at the option of Ecoark Holdings; or the date upon which the offering was terminated by the Company. Through March 31, 2016 the Company received proceeds of $9,555 as a result of subscriptions to the offering. The offering was terminated on April 28, 2016.

NOTE 3: INVENTORY

Inventory, net of reserves, consisted of the following as of March 31, 2016 (unaudited) and December 31, 2015:

	March 31, 2016	December 31, 2015
Inventory	$1,429	$1,363
Inventory Reserves	(620)	(620)
Total	$809	$743

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2016 (unaudited) and December 31, 2015:

	March 31, 2016	December 31, 2015
Furniture and fixtures	$114	$110
Computers and software costs	425	382
Machinery and equipment	478	476
Leasehold improvements	4	4
Total property and equipment	1,021	972
Accumulated depreciation	(661)	(609)
Property and equipment, net	$360	$363

Depreciation expense for the three months ended March 31, 2016 and 2015 was $52 and $67, respectively. There was no impairment on these assets in 2016 or 2015.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2016

NOTE 5: INTANGIBLE ASSETS

The following is a summary of intangible assets as of March 31, 2016 (unaudited) and December 31, 2015:

	March 31, 2016	December 31, 2015
Customer lists	$3,980	$3,980
Patents and licenses	1,090	1,013
Total intangible assets	5,070	4,993
Accumulated amortization	(4,163)	(4.141)
Intangible assets, net	$907	$852

Amortization expense for the three months ended March 31, 2016 and 2015 was $22 and $349, respectively. There was no impairment on these assets in 2016 or 2015.

NOTE 6: CURRENT PORTION OF LONG-TERM DEBT

The following is a summary of long-term debt as of March 31, 2016 (unaudited) and December 31, 2015:

		March 31, 2016	December 31, 2015
Note payable – Celtic Bank	(a)	$-	$175
Note payable – B&B Merritt	(b)	3,000	3,000
Total		$3,000	$3,175

(a)	Fifteen year note payable dated July 11, 2007 in the original principal amount of $1,250 with a bank guaranteed by the U.S. Small Business Administration with Pioneer, prior to the acquisition of Pioneer by the Company. Note accrued interest at the Prime Rate plus 2% (Prime rate 3.25% plus 2% for 2015). The note was fully paid in January 2016.

(b)	Note payable bearing interest at the rate of 10% per annum, unsecured, with quarterly interest payments commencing in January 2015, with the note maturing in October 2016. Upon maturity or anytime prior, so long as the Company has not exercised its right to prepay this note, the lender can exercise its option to convert this note to equity in the Company, with 30 day advance written notice, and acquire up to 3,000 unrestricted Class A Common Shares of Ecoark at $1.00 per share, which consistent with the Merger Agreement is now 1,500 shares of Ecoark Holdings at $2.00 per share. The principal amount along with any accrued interest thereon, if converted to equity shall be deemed fully paid. As of March 31, 2016, no conversions of this debt have occurred. There was no bifurcation of the conversion option as the conversion is deemed to be conventional in nature.

Interest expense on the long-term debt for the three months ended March 31, 2016 and 2015 were $75 and $77, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2016

NOTE 7: DEBT – RELATED PARTIES

The following is a summary of debt – related parties as of March 31, 2016 (unaudited) and December 31, 2015:

		March 31, 2016	December 31, 2015
Promissory note – related party	(a)	-	$50
Promissory note #1 – CEO	(b)	$25	62
Promissory note #2 – CEO	(c)	717	1,217
Total		$742	$1,329

(a)	Unsecured note payable to former shareholder bearing interest at 5% per annum, with monthly principal and interest payments beginning in November 2014, maturing in November 2016. Note was paid in full in March 2016.

(b)	Note payable to the Company’s Chief Executive Officer (CEO), Randy May. On November 30, 2015, after monthly payments were being made, and additional amounts funded in March 2015 and May 2015 totaling $600, the Company combined these amounts into a new one year promissory note in the amount of $3,197 due November 30, 2016. Payments of $37 were made on this note in the first quarter of 2016.

(c)	Note payable with the Company’s CEO commencing November 30, 2015 at an interest rate of 6% per annum (see note b). The beginning principal balance of $3,197 was reduced by $1,980 on December 31, 2015 in exchange for 1,100 shares of Ecoark Series A General Common Shares that were Treasury Shares owned by the Company. The remaining principal balance matures in November 2016. Payments of $500 were made on this note in the first quarter of 2016.

Interest expense on the debt – related parties for the three months ended March 31, 2016 and 2015 was $20 and $44, respectively.

NOTE 8: STOCKHOLDERS’ EQUITY (DEFICIT)

On March 24, 2016, Ecoark Series A, B, C, and D Common Shares were exchanged for Ecoark Holdings Common Shares as more fully described in Note 2 above. The Ecoark Common Shares, including Treasury Shares were canceled after the exchange.

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock. No preferred shares have been issued.

Ecoark Holdings Common Stock

As described in Note 2 above, 100,000 shares of common stock, par value $0.001 were authorized on March 18, 2016. At the merger, the Company had 29,049 shares of common stock issued and outstanding. The MSC’s shareholders and holders of debt, notes, warrants and options received an aggregate of 1,353 shares of the Company’s common stock and Ecoark’s shareholders received an aggregate of 27,696 shares of the Company’s common stock. The Company also issued 2,387 shares of the Company’s common stock pursuant to a private placement offering described in Note 2. See Note 12 below for issuances in April. Total shares issued and outstanding as of March 31, 2016 was 31,436.

Stock Options

On February 16, 2013, the Board of Directors of Ecoark approved the EcoArk Inc. 2013 Stock Option Plan (the “Plan”).The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan is expected to contribute to the attainment of these objectives by offering employees, directors and consultants the opportunity to acquire stock ownership interests in the Company, and other rights with respect to stock of the Company, and to thereby provide them with incentives to put forth maximum efforts for the success of the Company.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2016

Awards under this Plan were only granted in the form of nonstatutory stock options (“Options”) to purchase the Company's Series C Stock prior to the merger with MSC. Upon the consummation of the merger, all outstanding stock options previously granted by Ecoark, were canceled and new stock options in Ecoark Holdings were issued as replacements, with the same terms of the originally issued Series C Stock Options granted by Ecoark under the 2013 Incentive Stock Option Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant options to purchase up to 5,500 shares of common stock to be granted to Company employees, officers, directors, consultants and advisors. The vesting provisions, exercise price and expiration dates will be established by the Board of Directors (the "Board") of the Company at the date of grant, but incentive stock options may be subject to earlier termination, as provided in the 2013 Plan.

In May 2014, Ecoark granted Stock Options to purchase 693 shares to various employees and consultants of Ecoark. The Stock Options had an exercise price of $1.25 per share and have a term of 10 years. The Stock Options vest over a three-year period as follows: 25% immediately; 25% on the first anniversary date; 25% on the second anniversary date; and 25% on the third anniversary date. During 2015 Ecoark issued additional Stock Options on 625 shares of common stock. Therefore, at the end of 2015, Stock Options were outstanding to purchase 1,318 shares of common stock. The total original number of 1,318 Ecoark Stock Options have been divided by two in conjunction with changes required by the Merger Agreement and converted to Stock Options of the Company, and at present options on 659 shares of the Company are outstanding with an adjusted exercise price of $2.50.

Management valued the Stock Options utilizing the Black-Scholes Method, with the following criteria: stock price - $2.50; exercise price - $2.50; expected term – 10 years; discount rate – 0.25%; and volatility – 100%.

The Company records stock based compensation in accordance with ASC 718, and has recorded stock based compensation of $28 and $91 for the three months ended March 31, 2016 and 2015, respectively.

The 2,450 Stock Options of MSC were converted into shares of common stock in accordance with the Merger Agreement with Ecoark.

Warrants

MSC had issued warrants for 3,785 shares that were converted into shares of common stock in accordance with the Merger Agreement with Ecoark.

In March 2016, the Company issued warrants for 2,389 shares in accordance with the private placement. As indicated in the subsequent events, the private placement was completed on April 28, 2016, and additional warrants were issued at the closing. These warrants have a strike price of $5.00 per share and expire on December 31, 2018. As of March 31, 2016, they are the only warrants the Company has outstanding.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2019. Rent expense was approximately $98 and $71 for the three months ended March 31, 2016 and 2015. Future minimum lease payments required under the operating leases are as follows: 2016 - $270, 2017 - $310, 2018 - $296 and 2019 - $155.

Contract Related Fees

Prior to the Merger, a subsidiary of the Company, as part of the contract to develop its products, has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by the contractor have been repaid, or 15 years, whichever comes first. As of March 31, 2016, the subsidiary has $1,252 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the subsidiary’s product related to that contract. The Company has not accrued any liability for this contingency. No liability is accrued since no sales have occurred.

Settlement

In March 2016 the Company agreed to settle a dispute regarding a contract. The agreement required the Company to pay $100 to certain parties within 30 days of the agreement. The amount was recorded as an operating expense and included in accrued expenses as of March 31, 2016. The amount was paid in April 2016.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2016

NOTE 10: PROVISION FOR INCOME TAXES

The provision (benefit) for income taxes for the three months ended March 31, 2016 and 2015 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	As of March 31, 2016	As of December 31, 2015
Deferred tax assets:
Net operating loss before non-deductible items	$(38,244)	$(36,028)
Tax rate	34%	34%
Total deferred tax assets	13,003	12,250
Less: Valuation allowance	(13,003)	(12,250)

Net deferred tax assets	$-	$-

As of March 31, 2016, the Company has a net operating loss carry forward of $38,244 expiring through 2036. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by $753 in the three months ended March 31, 2016.

nOTE 11: CONCENTRATIONS

During the three months ended March 31, 2016 and 2015, the Company had one major customer comprising 62% and 65% of revenue. A major customer is defined as a customer that represents 10% or greater of total sales. Additionally, the Company had two customers as of March 31, 2016 and December 31, 2015 with accounts receivable balances of 46% and 32% of the total accounts receivable. The Company does not believe that the risk associated with these customers will have an adverse effect on the business.

The Company maintained cash balances in excess of the FDIC insured limit in both years. The Company does not consider this risk to be material.

nOTE 12: SUBSEQUENT EVENTS

The settlement referred to in Note 9 was paid in April 2016.

On April 28, 2016, the Company issued 625 shares of common stock to legal and other consultants who advised the Company on the Merger.

The private placement offering described in Note 2 was closed on April 28, 2016. The offering raised $17,347 in capital. The company issued an additional 1,949 shares of its common stock and an additional 1,949 warrants on April 28, 2016. These warrants have a strike price of $5.00 per share and expire on December 31, 2018.

On May 3, 2016, the Company entered into a Share Exchange Agreement (the “Agreement”) by and among the Company, Pioneer Products, Sable Polymer Solutions, LLC, an Arkansas limited liability company (“Sable”), and the holder of all of Sable’s membership interests.

The Company issued 2,000 shares of the Company’s common stock (the “Shares”) in exchange for all of Sable’s membership interests. Sable will be a wholly-owned subsidiary of Pioneer Products.

The seller shall be subject to a lock-up agreement (the “Lock-Up Agreement”) that releases shares from the Lock-Up Agreement over a period of one year (the “Lock-Up Period”). Under the Lock-Up Agreement, the seller shall be permitted to sell 33.3% of the Shares received by the seller after the six-month anniversary of the closing of the transaction. Thereafter, an additional 33.3% of the Shares shall be released at the end of each subsequent three-month period until the end of the Lock-Up Period.

No cash was paid relating to the acquisition of Sable. Sable operates a polymer manufacturing facility north of Atlanta, Georgia.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Such forward-looking statements may be contained in the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” among other places in this Form 10-Q.

Dollar amounts and number of shares below are expressed in thousands, except per share amounts.

Ecoark Holdings, Inc.

Ecoark Holdings, Inc. (“Ecoark Holdings”) is a Nevada corporation incorporated on November 19, 2007. Ecoark Holdings is an innovative, emerging growth company focused on the development and deployment of business solutions and products to the retail, agriculture, food service, commercial real estate and architecture, engineering and construction end markets. Ecoark Holdings has assembled a team and portfolio of proprietary, patented technologies to address the waste in operations, logistics and supply chain. Ecoark Holdings accomplishes this through two wholly-owned operating subsidiaries, Ecoark, Inc. (“Ecoark”) and Magnolia Solar, Inc (“Magnolia Solar”). Further, Ecoark has three operating entities: Intelleflex, Eco3D and Pioneer Products.

Our principal executive offices are located at 3333 Pinnacle Hills Parkway, Suite 220, Rogers, Arkansas 72758, and our telephone number is (479) 259-2979. Our website address is http://ecoarkusa.com/. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this periodic report. You should not rely on any such information in making your decision to purchase our common stock.

Acquisition of Ecoark, Inc.

On January 29, 2016, Ecoark Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ecoark. Pursuant to the Merger Agreement, Ecoark merged with and into a subsidiary of Ecoark Holdings (the “Merger”). Upon the closing of the Merger Agreement, Ecoark and Magnolia Solar, Inc. will continue as the subsidiaries and businesses of Ecoark Holdings.

Prior to the completion of the Merger on March 24, 2016, in a special shareholder meeting on March 18, 2016, the following actions to amend the Articles of Incorporation were undertaken by Ecoark Holdings to:

1. effect a change in the name of our company from Magnolia Solar Corporation to Ecoark Holdings Inc.;

2. effect a reverse stock split of our common stock by a ratio of one-for-two hundred fifty shares (1 for 250);

3. effect an increase in the number of our authorized shares of common stock, par value $0.001 per share, to 100,000; and

4. effect the creation of 5,000 shares of “blank check” preferred stock.

After giving effect to the Merger and the issuance of common stock to the shareholders of Ecoark, the shareholders of Ecoark received 95.34% of the shares of Ecoark Holding’s common stock (27,696,066 shares out of 29,047,062 shares).

In conjunction with the Merger, MSC offered units consisting of a share and a warrant at a price of $4.00 per unit for a maximum of $20,000 in a private placement offering. Each unit consists of one share of MSC (now Ecoark Holdings) common stock (par value $0.001 per share) and a warrant to purchase one share of MSC (now Ecoark Holdings) common stock exercisable on or before December 31, 2018 at a price of $5.00 per share. The units were offered to an unlimited number of Accredited Investors until the earlier of the date upon which subscriptions for the maximum offering had been received and accepted; March 31, 2016, subject to a 60-day extension at the option of Ecoark Holdings; or the date upon which the offering was terminated by the Company. Through March 31, 2016 the Company received proceeds of $9,555 as a result of subscriptions to the offering. The offering was terminated on April 28, 2016. The offering raised $17,347 in capital. The company issued an additional 1,949 shares of its common stock and an additional 1,949 warrants on April 28, 2016. These warrants have a strike price of $5.00 per share and expire on December 31, 2018.

On May 3, 2016, the Company entered into a Share Exchange Agreement (the “Agreement”) by and among the Company, Pioneer Products, Sable Polymer Solutions, LLC, an Arkansas limited liability company (“Sable”), and the holder of all of Sable’s membership interests.

Business Model

Ecoark was founded in 2011 and is located in Rogers, Arkansas, the home office for Ecoark and Ecoark Holdings. Home office staff members are employees of Ecoark, which merged with Magnolia Solar on March 24, 2016 to create Ecoark Holdings. Ecoark is the parent company for Eco3D, Eco360, Pioneer Products and Intelleflex.

Eco3D is located in Phoenix, Arizona and provides customers with the latest 3D technologies. Eco3D was formed by Ecoark in November 2013 and Ecoark owns 65% of the LLC. The remaining 35% is reflected as non-controlling interests. Eco3D provides 3D mapping, modeling, and consulting services for clients in retail, construction, healthcare, and multiple other industries throughout the United States and overseas. Eco3D is transitioning businesses from 2D technology that has existed for hundreds of years, to a world of digital 3D. Eco3D incorporates a variety of 3D technologies to achieve customer goals and objectives. Utilizing several techniques, Eco3D can capture existing conditions – topography, buildings, exterior/interior spaces, etc. – in highly accurate detail that allows for 2D and 3D measurement. These measurements form the basis for analysis, design, documentation, and quality control.

Eco360 is located in Bentonville, Arkansas and is engaged in research and development activities. Eco360 was formed in November 2014 by Ecoark.

Pioneer Products is located in Bentonville, Arkansas and is involved in the selling of recycled plastic products and other products. In addition to a strong and successful relationship with the world’s largest retailer, Pioneer Products also has vendor relationships with other key retailers. As such, Pioneer strategically leverages its role as a trusted supplier to these retailers with existing and new products. This subsidiary also recovers plastic waste from retail supply chains and creates new consumer products with the reclaimed materials. Pioneer Products was purchased by Ecoark in 2012.

Intelleflex is located in San Jose, California and provides food retailers and suppliers intelligent, on-demand solutions for retailers and companies that ship and store products for perishable food quality management. Intelleflex's ZEST Data Services is a secure, multi-tenant cloud-based data collection platform for aggregating and real-time permission-based sharing and analysis of information. ZEST Fresh, a fresh food management solution that utilizes the ZEST Data Service platform, focuses on three primary value propositions – consistent food quality, reduced waste, and improved food safety. ZEST Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence on every pallet. ZEST Delivery provides real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Intelleflex was purchased by Ecoark in September 2013.

Magnolia Solar is located in Woburn, Massachusetts and is principally engaged in the development and commercialization of its nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia merged with Ecoark on March 24, 2016 to create Ecoark Holdings as described further in Note 2 below.

Sales and Marketing

We sell our products and services through direct sales efforts and indirectly through distributors and resellers. Virtually all of our sales to-date have been derived from our direct sales efforts. However, we continue our efforts to establish a network of indirect sales channels.

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years. We incurred no capitalized software development costs in the three months ended March 31, 2016 nor in the years ended December 31, 2015 and 2014.

Competition

The Company faces competition in each of its markets. Some competitors are larger, and some are smaller than our operations.

With regard to Intelleflex, the market for cloud-based, real-time supply chain analytic solutions is rapidly evolving with new competitors with competing technologies, including companies that have greater resources than Ecoark. Some of these companies have brand recognition, established relationships with retailers, and own the manufacturing process. There are currently hundreds of sustainability programs available in the market. These programs are offered through retailers, manufacturers, and service providers. Ecoark believes that, analyzing the competitive factors affecting the market for its solutions, its products compete favorably by offering an integrated supply chain solution, with other companies offering real-time supply chain analytic solutions.

Intellectual Property

Ecoark Holdings and its subsidiaries have had 62 patents issued by the United States Patent and Trademark Office, and about 17 additional patent applications currently pending.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues

Revenues for the three months ended March 31, 2016 were $1,964 as compared to $2,225 for the three months ended March 31, 2015. The 12% decrease was principally due to lower shipments of recycled plastic products by Pioneer Products, offset by sales of new products and a small increase in service revenues. The lower shipments of plastic products was principally due to a difference in the timing of shipments at year-end 2015 versus 2014. New furniture items were introduced in 2016 that partially offset the decrease in sales of plastics. Revenue from services of $757 in 2016 increased 2% from $742 achieved in 2015. Expansion of the 3D mapping, modeling and consulting business along with certain commission income drove the increase in service revenues.

Cost of Revenues and Gross Profit

Cost of revenues for the quarter ended March 31, 2016 was $1,459 as compared to $1,641 for the quarter ended March 31, 2015. The decrease was directly related to the decrease in revenues. The decrease in gross profit from $584 in 2015 to $505 in 2016 was principally a result of lower margins on service revenues as Eco3D expanded its mix of projects, some of which were executed at lower margins. Services achieved a gross margin of 70% in 2015 and 63% in 2016, with the decrease partly due to the mix of new projects. Total gross margin for the Company was steady at 26% in both 2016 and 2015. Margins for products decreased from 5% in 2015 to 2% in 2016 due to costs incurred for the introduction of the new products.

Operating Expenses

Salaries and Salary Related Costs

Salaries for 2016 were $1,020, up 26% from $812 in 2015. The increase was related to a number of individuals who became employees compared with previous contractor status and the expansion of staff at each operation.

Professional Fees and Consulting

Professional fees and consulting expenses for 2016 of $267 were down 64% from $750 incurred in 2015 as a result of the conversion of contractors to employees and a decrease in consulting expense. The reduction in consulting expense was achieved despite a number of costs incurred associated with the Company becoming a public entity in 2016.

General and Administrative

Other general and administrative expenses in 2016 were $517 down from $590 in 2015, partially due to lower marketing expenditures.

Depreciation and Amortization

Depreciation and amortization expense for 2016 was $75, compared to $416 for 2015. The 82% decrease resulted from certain customer list intangibles becoming fully amortized in September 2015.

Research and Development

Research and development expenses were down slightly from $777 in 2015 to $752 in 2016. The majority of these expenses related to the ZEST initiatives at Intelleflex.

Interest Expense

Interest expense, net of interest income, for 2016 was $95 as compared to $206 for 2015. The 54% decrease was a result of lower interest accruing on the related party debt in 2016 because of a decrease in interest rates and lower outstanding balances.

Net Loss

Net loss for 2016 was $2,221 as compared to $2,967 in 2015. The $746 decrease in net loss was primarily from a decrease in total operating expenses of $714, a decrease in net interest expense of $111, offset by a decrease of $79 in gross profit.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

To date we have financed our operations through sales of common stock and the issuance of debt.

At March 31, 2016 and December 31, 2015 we had cash of $8,848 and $1,962, respectively, and working capital improved from a deficit of $2,153 at December 31, 2015 to a working capital surplus of $5,442 at March 31, 2016. The increase in working capital was principally due to the successful private offering that was completed in April 2016. The Company remains dependent upon raising capital from future financing transactions.

Net cash used by operating activities was $2,113 for the three months ended March 31, 2016, as compared to net cash used in operating activities of $1,441 for the three months ended March 31, 2015. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses.

Net cash provided by financing activities in 2016 was $9,048, including $9,755 from the issuance of common stock and warrants, principally related to the private offering less net repayments of debt of $762. In 2015, $180 was received from the issuance of common stock offset by $30 net payments of debt.

Since our inception, the Company has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations in the future. It will need to raise additional funds in the future so that it can expand its operations and repay its indebtedness. The inability to obtain additional capital may restrict its ability to grow and may reduce its ability to continue to conduct business operations.

At December 31, 2015 maturities of the Company’s debt-related parties and long-term debt of $4,504 were due in 2016 and thus were included in current liabilities. The Company made $762 in debt payments during the first quarter of 2016, reducing the balance to $3,742.

From March 31, 2016 to April 28, 2016, we sold 4,336,625 shares to 214 accredited investors through the private offering, which raised a total of $17,347. A portion of the proceeds has been used to retire debt with the remainder to be used for working capital purposes.

On May 3, 2016, the Company entered into a Share Exchange Agreement (the “Agreement”) by and among the Company, Pioneer Products, Sable Polymer Solutions, LLC, an Arkansas limited liability company (“Sable”), and the holder of all of Sable’s membership interests.

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on revenue, income (loss) from operations and net income (loss), as well as the value of certain assets and liabilities on our balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Our management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates on a regular basis and make changes accordingly. Senior management has discussed the development, selection and disclosure of these estimates. Actual results may materially differ from these estimates under different assumptions or conditions. If actual results were to materially differ from these estimates, the resulting changes could have a material adverse effect on our financial condition.

Our critical accounting polices include the following:

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings, Inc. and its subsidiaries, collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Ecoark Holdings is a holding company and holds one hundred percent of Ecoark, Pioneer, Intelleflex and Magnolia Solar directly or indirectly. Ecoark owns 65% of Eco3D and the remaining 35% interest is owned by executives of Eco3D.

The Company applies the guidance of Topic 810 “Consolidation” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except when control does not rest with the parent. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for non-collectible accounts receivable, obsolete or slow-moving inventory, and determination of the fair value of stock awards issued. Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost or market. Inventory cost is determined by specific identification on a first in first out basis, and provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company establishes reserves for this purpose.

Property and Equipment and Long-Lived Assets

Property and equipment is stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from five to ten years.

FASB Codification Topic 360 “Property, Plant and Equipment” (“ASC 360”), requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The application of ASC 360 has not materially affected the Company’s reported earnings, financial condition or cash flows.

Intangible assets with definite useful lives are stated at cost less accumulated amortization. Intangible assets represent the valuation of the company-owned patents and customer lists. These intangible assets are being amortized on a straight-line basis over their estimated average useful lives of thirteen and a half years for the patents and three years for the customer lists. Expenditures on intangible assets through Ecoark’s filing of patent and trademark protection for company-owned inventions are expensed as incurred.

Ecoark assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the company considers to be important which could trigger an impairment review include the following:

1. Significant underperformance relative to expected historical or projected future operating results;

2. Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3. Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Revenue Recognition

Product revenue primarily consists of the sale of electronic hardware, recycled plastics products, and recycled furniture. The Company recognizes revenue when the following criteria have been met:

Evidence of an arrangement exists. The Company considers a customer purchase order, service agreement, contract, or equivalent document to be evidence of an arrangement.

Delivery has occurred. The Company’s standard transfer terms are free on board (“FOB”) shipping point. Thus, delivery is considered to have occurred when title and risk of loss have passed to the customer at the time of shipment.

The fee is fixed or determinable. The Company considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and payment terms are standard, which is generally 30-60 days.

Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.

The Company for its software revenue will recognize revenues in accordance with ASC 985-605, Software Revenue Recognition.

Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among the elements based on the relative fair value of each of the elements.

License revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance agreements is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. If evidence of fair value does not exist for all elements of a license agreement and post customer support (“PCS”) is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered PCS elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

Cost of license revenue primarily includes product, delivery, and royalty costs. Cost of maintenance and service revenue consists primarily of labor costs for engineers performing implementation services, technical support, and training personnel as well as facilities and equipment costs.

The Company enters into arrangements that can include various combinations of software, services, and hardware. Where elements are delivered over different periods of time, and when allowed under U.S. Generally Accepted Accounting Principles (“GAAP”), revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. The Company uses a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) best estimate of selling price (“ESP”). For software elements, the Company follows the industry specific software guidance which only allows for the use of VSOE in establishing fair value. Generally, VSOE is the price charged when the deliverable is sold separately or the price established by management for a product that is not yet sold if it is probable that the price will not change before introduction into the marketplace.

ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. The process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable.

When the arrangement with a customer includes significant production, modification, or customization of the software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance and certain production-type contracts contained in ASC 605-35, Construction-Type and Production-Type Contracts. We use the percentage of completion method provided all of the following conditions exist:

●	the contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement;

●	the customer can be expected to satisfy its obligations under the contract;

●	the Company can be expected to perform its contractual obligations; and

●	reliable estimates of progress towards completion can be made.

We measure completion based on achieving milestones detailed in the agreements with the customers. Costs of providing services, including services accounted for in accordance with ASC 605-35, are expensed as incurred.

Stock-Based Compensation

The Company follows ASC 718-10 “Share Based Payments”. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. Stock-based compensation expense for all awards granted is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense and additional paid-in capital.

Recoverability of Long-Lived Assets

The Company reviews recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Fair Value Measurements

ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

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

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of March 31, 2016, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows. The Company implemented a new cloud-based accounting and ERP system from NetSuite and added to the professional accounting staff. The Company believes that these additions have improved and will continue to improve internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Ecoark is not a party to any lawsuit or administrative proceeding as of the date hereof. Its management is not aware of any lawsuits or administrative proceedings that are threatened or anticipated, and we are not considering the institution or prosecution of any legal proceeding as of the date hereof.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From March 31, 2016 to April 28, 2016, we sold 4,337 shares to 214 accredited investors through the Private Offering, which raised a total of $17,347. Through March 31, 2016 the Company received proceeds of $9,555 as a result of subscriptions to the offering for 2,339 shares. A portion of the proceeds has been used to retire debt with the remainder to be used for working capital purposes. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions are being imposed by placing a Rule 144 legend on the certificate(s). The Company relied on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale as (i) the investors were accredited investors; and (ii) the Company did not use general solicitation or advertising to market the securities issued.

On April 28, 2016, the Company issued 625 shares to legal and other consultants who advised the Company on the merger. The transactions did any public offering within the meaning of Section 4(a)(2) of the Securities Act, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his/her/its own account and not with a view to distribution; and (c) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecoark Holdings, Inc.
(Registrant)

Date: May 16, 2016	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By:	/s/ YASH R. PURI
Dr. Yash R. Puri
Chief Financial Officer
(Principal Financial and Accounting Officer)

