Form 10-K/A
period 2015-12-31
Ecoark Holdings, Inc.
filed 2016-07-06
CIK 1437491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 001- 53361

ECOARK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	39-2075693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

54 Cummings Park, Suite 316 Woburn, MA	01801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 497-2900

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share

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

Large accelerated filer	☐		Accelerated filer o	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

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

EXPLANATORY NOTE

Ecoark Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016 (the “Original 10-K”) to reflect certain changes to Item 9A of Part II – Controls and Procedures. Item 9A including the conclusion of the Company’s principal executive officer and principal financial officer regarding the effectiveness of the Company’s disclosure controls and procedures. In accordance with applicable SEC rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this Amendment.

No changes have been made to the Original 10-K other than to Item 9A of Part II and to the four certification exhibits. This Amendment speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as required to reflect the revisions discussed above. This Amendment should be read in conjunction with the Original 10-K and with our filings with the SEC filed subsequent to the filing of the Original 10-K.

PART II

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the C carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting identified below.

Management's Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the Board regarding the preparation and fair presentation of our published financial statements.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on our assessment, management identified material weaknesses related to a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control. Based on this evaluation, our management concluded that as of December 31, 2015, we did not maintain effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

1

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

31.1	Section 302 Certification of Principal Executive Officer*

31.2	Section 302 Certification of Principal Financial Officer*

32.1	Section 906 Certification of Principal Executive Officer *

32.1	Section 906 Certification of Principal Financial Officer*

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of July, 2016.

Ecoark Holdings, Inc.

By:	/s/ Randy May
Randy May
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Randy May	Chief Executive Officer and Chairman	July 6, 2016
Randy May	(Principal Executive Officer)

/s/ Yash R. Puri	Chief Financial Officer and Director	July 6, 2016
Dr. Yash R. Puri	(Principal Financial and Accounting Officer)

/s/ Greg Landis	Secretary and Director	July 6, 2016
Greg Landis

/s/ Gary E. Metzger	Director	July 6, 2016
Gary E. Metzger

3