Form 10-Q/A
period 2016-03-31
Ecoark Holdings, Inc.
filed 2016-07-07
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to Ecoark Holdings, Inc.'s (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 filed on May 16, 2016 (“Amendment No. 2”) is primarily to amend the financial statements.  We are filing this Amendment No. 2 to reflect the impact of the reverse acquisition on the capital structure at December 31, 2015 in accordance with Accounting Standard Codification 805-40-45, to add a statement of changes in stockholders’ equity, and make other related modifications to the financial statements.  Other items amended include certain items in Part I and Part II which were amended to reflect disclosures made in the Company’s Amendment No. 3 to Form S-1/A.

This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q for the quarterly period ended March 31, 2016 and does not reflect events that may have occurred subsequent to the original filing date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the items noted above, no other information included in the Company’s original Form 10-Q is being amended by this Form 10-Q/A.

Ecoark Holdings, Inc.

PART I — FINANCIAL INFORMATION

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	(Dollars in thousands, except per share data)
	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$8,848	$1,962
Accounts receivable, net of allowance	1,421	972
Inventory, net of reserves	809	743
Prepaid expenses	156	161
Other current assets	-	130
Total current assets	11,234	3,968
Property and equipment, net	360	363
Intangible assets, net	907	852
Other assets	26	25
Total non-current assets	1,293	1,240
TOTAL ASSETS	$12,527	$5,208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of long-term debt	$3,000	$3,175
Debt - related parties	742	1,329
Accounts payable	1,244	1,074
Accrued expenses	687	503
Accrued interest	58	40
Deferred revenue	61	-
Total current liabilities	5,792	6,121

COMMITMENTS AND CONTINGENCIES	-	-
Total liabilities	5,792	6,121

STOCKHOLDERS' EQUITY (DEFICIT) (Numbers of shares rounded to thousands)
Ecoark, Inc. Series A, B, C, D Common Shares – exchanged for Ecoark Holdings shares in connection with March 24, 2016 merger (Restated)	-	30
Ecoark Holdings, Inc. Common Stock, $0.001 par value; 100,000 shares authorized, 31,436 shares issued and outstanding as of March 31,2016	31	-
Additional paid-in-capital (Restated)	49,897	36,722
Subscription receivable	(4,290)	(55)
Accumulated deficit	(38,810)	(36,587)
Treasury stock, at cost, 3,542 Ecoark Inc. Series A General Common Shares as of December 31, 2015 – canceled in connection with March 24, 2016 merger	-	(928)
Total stockholders' equity (deficit) before non-controlling interest	6,828	(818)
Non-controlling interest	(93)	(95)
Total stockholders' equity (deficit)	6,735	(913)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,527	$5,208

See accompanying notes to the unaudited consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	(Dollars in thousands, except per share, data)
	2016	2015
REVENUES
Revenue from product sales	$1,207	$1,483
Revenue from services	757	742
	1,964	2,225
COST OF REVENUES
Cost of product sales	1,182	1,417
Cost of services	277	224
	1,459	1,641
GROSS PROFIT	505	584
OPERATING EXPENSES:
Salaries and salary related costs, including stock based compensation	1,020	812
Professional fees and consulting	267	750
General and administrative	517	590
Depreciation and amortization	75	416
Research and development	752	777
Total operating expenses	2,631	3,345
Loss from operations	(2,126)	(2,761)

OTHER EXPENSE:
Interest expense, net of interest income	(95)	(206)
Loss before provision for income taxes	(2,221)	(2,967)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	(2,221)	(2,967)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	2	51
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(2,223)	$(3,018)

NET LOSS PER SHARE
Basic	$(0.08)	$(0.13)
Diluted	$(0.08)	$(0.13)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE	(Number of shares in thousands)
Basic	27,847	22,513
Diluted	27,847	22,513

See accompanying notes to the unaudited consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Dollar amounts and number of shares in thousands)

			Additional				Non-
	Common		Paid-In-	Subscription	Accumulated	Treasury	controlling
	Shares	Amount	Capital	Receivable	Deficit	Stock	Interest	Total

Balance at December 31, 2015 (Restated)	29,392	$30	$36,722	(55)	$(36,587)	$(928)	$(95)	$(913)

Re-issuance of treasury shares for cash, net of expenses	-	-	148			52		200

Shares issued for cash in private placement, net of expenses	2,389	2	13,843	(4,290)				9,555

Merger adjustments	(345)	(1)	(816)			876		59

Collection of subscription receivable				55				55

Net loss for the period					(2,223)		2	$(2,221)

Balance at March 31, 2016	31,436	$31	$49,897	$(4,290)	$(38,810)	$-	$(93)	$6,735

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). It is Management's opinion, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2015, which are contained in the Company’s Form 8-K/A as filed with the SEC on May 10, 2016. The consolidated balance sheet as of December 31, 2015, contained herein, was derived from those consolidated financial statements. As a result of the merger transaction described in Note 2 and in accordance with ASC 805-40-45, the Company has given retroactive effect to certain share calculations by restating amounts for common shares and additional paid-in capital in the December 31, 2015 balance sheet.

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

Cash

Cash consists of cash, demand deposits and money market funds with an original maturity of three months or less.

Inventory

Inventory is stated at the lower of cost or market. Inventory cost is determined by specific identification on a first in first out basis, and provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company establishes reserves for this purpose.

Property and Equipment and Long-Lived Assets

Property and equipment is stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years for all classes of property and equipment, except leasehold improvements which are depreciated over the shorter of 10 years or the term of the lease.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company tested the carrying value of its intangible assets for recoverability. The projected undiscounted cash flows exceeded the carrying value of these assets by a significant amount. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2016 and 2015.

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which Management disaggregates the Company in making internal operating decisions. In 2016 and 2015 the Company and its Chief Operating Decision Makers determined that the Company’s operations were divided into two segments: Products and Services. See Note 11 for segment information disclosures.

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

The Company entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Magnolia Optical’s solar cell technology. Magnolia Optical shares a common Director and a common Officer with the Company.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2016

NOTE 5: INTANGIBLE ASSETS

The following is a summary of intangible assets as of March 31, 2016 (unaudited) and December 31, 2015:

	March 31, 2016	December 31, 2015
Customer lists	$3,980	$3,980
Patents and licenses	1,090	1,013
Total intangible assets	5,070	4,993
Accumulated amortization	(4,163)	(4,141)
Intangible assets, net	$907	$852

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

Interest expense on the debt – related parties for the three months ended March 31, 2016 and 2015 was $20 and $103, respectively.

NOTE 8: STOCKHOLDERS’ EQUITY (DEFICIT)

On March 24, 2016, Ecoark Series A, B, C, and D Common Shares were exchanged for Ecoark Holdings Common Shares as more fully described in Note 2 above. The Ecoark Common Shares, including Treasury Shares were canceled after the exchange.

As a result of the merger transaction and in accordance with ASC 805-40-45, the Company has given retroactive effect to certain share calculations by restating amounts for common shares and additional paid-in capital in the December 31, 2015 balance sheet.

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock. No preferred shares have been issued.

Ecoark Holdings Common Stock

As described in Note 2 above, 100,000 shares of common stock, par value $0.001 were authorized on March 18, 2016. At the merger, the Company had 29,049 shares of common stock issued and outstanding. The MSC’s shareholders and holders of debt, notes, warrants and options received an aggregate of 1,353 shares of the Company’s common stock and Ecoark’s shareholders received an aggregate of 27,696 shares of the Company’s common stock. The Company also issued 2,389 shares of the Company’s common stock pursuant to a private placement offering described in Note 2. See Note 12 below for issuances in April. Total shares issued and outstanding as of March 31, 2016 were 31,436.

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

In May 2014, Ecoark granted Stock Options to purchase 693 shares to various employees and consultants of Ecoark. The Stock Options had an exercise price of $1.25 per share and have a term of 10 years. The Stock Options vest over a three-year period as follows: 25% immediately; 25% on the first anniversary date; 25% on the second anniversary date; and 25% on the third anniversary date. During 2015 Ecoark issued additional Stock Options on 625 shares of common stock. Therefore, at the end of 2015, Stock Options were outstanding to purchase 1,318 shares of common stock. The total original number of 1,318 Ecoark Stock Options has been divided by two in conjunction with changes required by the Merger Agreement and converted to Stock Options of the Company, and at present options on 659 shares of the Company are outstanding with an adjusted exercise price of $2.50.

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

The Company has determined that a liability has not been accrued because management has determined that it is not probable sales will occur prior to the 15 year expiration of the obligation.

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

nOTE 11: SEGMENT INFORMATION AND CONCENTRATIONS

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which Management disaggregates the Company in making operating decisions. As of March 31, 2016 and for the three months ended March 31, 2016 and 2015, the Company operates in two segments. The segments are Products (principally consisting of Pioneer Products’ operations consisting of sales of recycled plastic products) and Services (principally consisting of Eco3D’s mapping, modeling and consulting services business plus costs associated with developing Intelleflex and Eco360 solutions). Home office costs are allocated to the two segments based on the relative support provided to those segments.

March 31, 2016	Products	Services	Total
Segmented operating revenues	$1,207	$757	$1.964
Cost of revenues	1,182	277	1,459
Gross profit	25	480	505
Total operating expenses net of depreciation and amortization, and interest expense, net	59	2,497	2,556
Depreciation and amortization	-	75	75
Interest expense, net	1	94	95
Net (loss) applicable to common shares	(35)	(2,186)	(2,221)
Non-controlling interest	-	2	2
Net (loss) – controlling interest	$(35)	$(2,188)	$(2,223)
Segmented assets
Property and equipment, net	$-	$360	$360
Intangible assets, net	$15	$892	$907
Capital expenditures	$-	$49	$49

March 31, 2015	Products	Services	Total
Segmented operating revenues	$1,483	$742	$2,225
Cost of revenues	1,417	224	1,641
Gross profit	66	518	584
Total operating expenses net of depreciation and amortization, and interest expense, net	45	2,884	2,929
Depreciation and amortization	332	84	416
Interest expense, net	2	204	206
Net (loss) applicable to common shares	(313)	(2,654)	(2,967)
Non-controlling interest	-	51	51
Net (loss) – controlling interest	$(313)	$(2,705)	$(3,018)
Segmented assets
Property and equipment, net	$-	$403	$403
Intangible assets, net	$661	$894	$1,555
Capital expenditures	$-	$8	$8

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

The Company acquired the assets and liabilities noted below in exchange for the 2,000 shares and is accounting for the acquisition in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

Cash	$81
Receivables, net	1,275
Inventory	909
Property and equipment, net	2,822
Intangible assets	1,028
Goodwill	1,238
Other assets	36
Accounts payable and other liabilities	(981)
Notes payable and current debt	(2,251)
Long-term debt	(280)
$3,877

The intangible assets represent customer lists and will be amortized over three years. The goodwill will not be amortized but will be tested annually for impairment.

The following table shows pro-forma results for the three months ended March 31, 2016 and 2015 as if the acquisition had occurred on January 1, 2015. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Sable and the Company.

	For the three months ended March 31,
	2016	2015
Revenues	$3,200	$4,412
Net loss attributable to controlling interest	$2,529	$3,104
Net loss per share	$(0.08)	$(0.13)

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

Intellectual Property

Ecoark Holdings and its subsidiaries have had 62 patents issued by the United States Patent and Trademark Office, and about 17 additional patent applications are currently pending.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues

Revenues for the three months ended March 31, 2016 were $1,964 as compared to $2,225 for the three months ended March 31, 2015. The 12% decrease was principally due to lower shipments of recycled plastic trash cans by Pioneer Products, offset by sales of a new product, office chairs and a small increase in service revenues. The lower shipments of plastic products were principally due to a difference in the timing of shipments at year-end 2015 versus 2014. Sales of the office chairs introduced in 2016 partially offset the decrease in sales of plastic products. Revenue from services of $757 in 2016 increased 2% from $742 achieved in 2015. Expansion of the 3D mapping, modeling and consulting business along with certain commission income drove the increase in service revenues.

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

Operating Expenses

The Pioneer Products operational activities described above required relatively limited home office support. Therefore, most of the operating expenses below were allocated to the services segment. The services segment includes activities relating to Intelleflex for which the Company has invested considerable resources for support and funding.

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

Net Loss

Net loss for 2016 was $2,221 as compared to $2,967 in 2015. The $746 decrease in net loss was primarily due to a decrease in total operating expenses of $714and a decrease in net interest expense of $111, offset by a decrease of $79 in gross profit.

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

From March 31, 2016 to April 28, 2016, we sold 4,336,625 shares to 214 accredited investors through the private offering, which raised a total of $17,347. The proceeds are to be used for working capital purposes.

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

Property and Equipment and Long-Lived Assets

Property and equipment is stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years for all classes of property and equipment, except leasehold improvements which are depreciated over the shorter of 10 years or the term of the lease.

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

Collection is deemed reasonably assured . Collection is deemed reasonably assured if it is expected that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is deferred and recognized upon cash collection.

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

Stock-Based Compensation

The Company follows ASC 718-10 “Share Based Payments” . The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. Stock-based compensation expense for all awards granted is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “ Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense and additional paid-in capital.

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

Fair Value Measurements

ASC 820, “ Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From March 31, 2016 to April 28, 2016, we sold 4,337 shares to 214 accredited investors through the Private Offering, which raised a total of $17,347. Through March 31, 2016 the Company received proceeds of $9,555 as a result of subscriptions to the offering for 2,389 shares. The proceeds are to be used for working capital purposes. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions are being imposed by placing a Rule 144 legend on the certificate(s). The Company relied on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale as (i) the investors were accredited investors; and (ii) the Company did not use general solicitation or advertising to market the securities issued.

On April 28, 2016, the Company issued 625 shares to legal and other consultants who advised the Company on the merger. The transactions did not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his/her/its own account and not with a view to distribution; and (c) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment.

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

Ecoark Holdings, Inc.
(Registrant)

Date: July 7, 2016	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: July 7, 2016	By:	/s/ YASH R. PURI
Dr. Yash R. Puri
Chief Financial Officer
(Principal Financial and Accounting Officer)

