Form 10-Q
period 2016-06-30
Ecoark Holdings, Inc.
filed 2016-08-12
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File No. 000-53361

Ecoark Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	14-1760865
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3333 S Pinnacle Hills Parkway, Suite 220, Rogers AR 72758

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (479) 259-2977

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

There were 36,021,210 shares of the Registrant’s $0.001 par value common stock outstanding as of August 12, 2016.

Ecoark Holdings, Inc.

PART I — FINANCIAL INFORMATION

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands, except per share data)
	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$8,403	$1,962
Short-term investments	3,500	-
Accounts receivable, net of allowance of $171 and $2 as of June 30, 2016 and December 31, 2015, respectively	3,724	972
Inventory, net of reserves	1,423	743
Prepaid expenses	297	161
Other current assets	107	130
Total current assets	17,454	3,968
Property and equipment, net	3,432	363
Intangible assets, net	3,113	852
Other assets	51	25
Total non-current assets	6,596	1,240
TOTAL ASSETS	$24,050	$5,208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Note payable	$1,500	$-
Current portion of long-term debt	3,180	3,175
Debt - related parties	699	1,329
Accounts payable	2,157	1,074
Accrued expenses	837	503
Accrued interest	75	40
Deferred revenue	113	-
Total current liabilities	8,561	6,121
NON-CURRENT LIABILITIES
Long-term debt	236	-
COMMITMENTS AND CONTINGENCIES	-	-
Total liabilities	8,797	6,121

STOCKHOLDERS' EQUITY (DEFICIT) (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common Stock, $0.001 par value; 100,000 shares authorized, 36,021 and 27,706 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively (Restated)	36	28
Additional paid-in-capital (Restated)	59,992	35,796
Subscription receivable	-	(55)
Accumulated deficit	(44,747)	(36,587)
Total stockholders' equity (deficit) before non-controlling interest	15,281	(818)
Non-controlling interest	(28)	(95)
Total stockholders' equity (deficit)	15,253	(913)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24,050	$5,208

See accompanying notes to the unaudited consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(Dollars in thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUES
Revenue from product sales	$2,362	$1,525	$3,569	$3,009
Revenue from services	1,214	746	1,970	1,488
	3,576	2,271	5,539	4,497
COST OF REVENUES
Cost of product sales	2,433	1,465	3,615	2,882
Cost of services	413	223	690	448
	2,846	1,688	4,305	3,330
GROSS PROFIT	730	583	1,234	1,167
OPERATING EXPENSES:
Salaries and salary related costs, including stock based compensation	1,638	659	2,657	1,456
Professional fees and consulting	3,173	207	3,583	1,045
General and administrative	621	427	993	925
Depreciation and amortization	130	417	205	834
Research and development	943	943	1,695	1,738
Total operating expenses	6,505	2,653	9,133	5,998
Loss from operations	(5,775)	(2,070)	(7,899)	(4,831)

OTHER EXPENSE:
Interest expense, net of interest income	(99)	(194)	(194)	(400)
LOSS BEFORE INCOME TAXES	(5,874)	(2,264)	(8,093)	(5,231)

INCOME TAXES	-	-	-	-
NET LOSS	(5,874)	(2,264)	(8,093)	(5,231)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	64	44	67	94
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(5,938)	$(2,308)	$(8,160)	$(5,325)

NET LOSS PER SHARE
Basic	$(0.17)	$(0.08)	$(0.26)	$(0.19)
Diluted	$(0.17)	$(0.08)	$(0.26)	$(0.19)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE (Number of shares in thousands)
Basic	34,372	27,643	31,097	27,643
Diluted	39,368	27,643	36,093	27,643

See accompanying notes to the unaudited consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

(Dollar amounts and number of shares in thousands)

					Additional			Non-
	Preferred		Common		Paid-In-	Subscription	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interest	Total

Balance at December 31, 2015 (Restated)	-	$-	27,706	$28	$35,796	(55)	$(36,587)	$(95)	$(913)

Re-issuance of treasury shares for cash, net of expenses	-	-	-	-	200	-	-	-	200

Shares issued for cash in private placement, net of expenses	-	-	4,337	4	17,343	-	-	-	17,347

Shares held by Magnolia Solar Corporation at time of merger	-	-	1,351	1	-	-	-	-	1

Shares issued for warrants	-	-	2	-	-	-	-	-	-

Cancellation of treasury shares at time of merger	-	-	-	-	58	-	-	-	58

Collection of subscription receivable	-	-	-	-	-	55	-	-	55

Shares issued for services rendered	-	-	625	1	2,499	-	-	-	2,500

Stock based compensation – options	-	-	-	-	312	-	-	-	312

Shares issued for company acquisition	-	-	2,000	2	3,784	-	-	-	3,786

Net loss for the period	-	-	-	-	-	-	(8,160)	67	$(8,093)

Balance at June 30, 2016	-	$-	36,021	$36	$59,992	$-	$(44,747)	$(28)	$15,253

See accompanying notes to the unaudited consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTs OF CASH FLOWS (UNAUDITED)

	(Dollars in thousands)
	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss attributable to controlling interest	$(8,160)	$(5,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251	834
Stock-based compensation – options	312	250
Shares of common stock issued for services rendered	2,500	25
Shares of treasury stock re-issued for services rendered	-	498
Cash acquired in merger transaction	17	-
Cash acquired in acquisition	41	-
Change in non-controlling interest on cash	67	94
Changes in assets and liabilities:
Accounts receivable	(1,502)	(445)
Inventory	79	-
Prepaid expenses	(125)	-
Other assets	23	29
Accounts payable	303	254
Accrued expenses	198	63
Accrued interest	30	166
Deferred revenue	113	(82)
Net cash used in operating activities	(5,853)	(3,639)

Cash flows from investing activities:
Purchases of property and equipment	(390)	(31)
Purchases of short-term investments	(3,500)	-
Pre-acquisition advance to Sable Polymer Solutions, LLC	(600)	-
Net cash used in investing activities	(4,490)	(31)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	17,347	31
Collection of subscription receivable	55	1
Re-issuance of treasury shares for cash, net of expenses	200	2,366
Repayments of debt	(189)	(122)
Proceeds from issuances of debt - related parties	185	1,476
Repayments of debt - related parties	(814)	(1,533)
Net cash provided by financing activities	16,784	2,219
Net increase (decrease) in cash	6,441	(1,451)
Cash - beginning of period	1,962	2,220
Cash - end of period	$8,403	$769

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$167	$219
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Intangibles acquired in merger	$77	$-
Payables assumed in merger	$59	$-
Assets and liabilities acquired in acquisition of Sable:
Receivables, net	$1,250	$-
Inventory	$759	$-
Property and equipment	$2,822	$-
Identifiable intangible assets	$1,028	$-
Goodwill	$1,264	$-
Other assets	$36	$-
Payables and liabilities assumed	$883	$-
Debt assumed	$2,531	$-
Treasury shares re-purchased for release of guaranty	$-	$393

See accompanying notes to the unaudited consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2016

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

Eco360, LLC (“Eco360”) is located in Rogers, Arkansas and is engaged in research and development activities. Eco360 was formed in November 2014 by Ecoark.

Pioneer Products, LLC (“Pioneer Products”) is located in Rogers, Arkansas and is involved in the selling of recycled plastic products and other products. In addition to a strong and successful relationship with the world’s largest retailer, Pioneer Products also has vendor relationships with other key retailers. As such, Pioneer Products strategically leverages its role as a trusted supplier to these retailers with existing and new products. This subsidiary also recovers plastic waste from retail supply chains and creates new consumer products with the reclaimed materials. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC in a stock transaction on May 3, 2016.

Sable Polymer Solutions, LLC (“Sable”) is located in Flowery Branch, Georgia and specializes in the sale, purchase and processing of quality post-consumer and post-industrial plastic materials. It provides services to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to multinational corporations.

Intelleflex Corporation (“Intelleflex”) is located in San Jose, California and provides food retailers and suppliers intelligent, on-demand solutions for retailers and companies that ship and store products for perishable food quality management. Intelleflex's ZEST Data Services is a secure, multi-tenant cloud-based data collection platform for aggregating and real-time permission-based sharing and analysis of information. ZEST Fresh, a fresh food management solution that utilizes the ZEST Data Services platform, focuses on three primary value propositions – consistent food quality, reduced waste, and improved food safety. ZEST Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence on every pallet. ZEST Delivery provides real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Intelleflex was purchased by Ecoark in September 2013.

Magnolia Solar Inc. (“Magnolia Solar”) is located in Woburn, Massachusetts and is principally engaged in the development and commercialization of its nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia merged with Ecoark on March 24, 2016 to create Ecoark Holdings.

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings and its direct and indirect subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is a holding company and holds one hundred percent of Eco360, Pioneer Products (which owns 100% of Sable), Intelleflex and Magnolia Solar. Ecoark owns 65% of Eco3D and the remaining 35% interest is owned by executives of Eco3D.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2016

The Company applies the guidance of Topic 810 “Consolidation” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. Pursuant to ASC 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except when control does not rest with the parent. Pursuant to ASC 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheets.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). It is Management's opinion, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2015, which are contained in the Company’s Form S-1/A filed with the SEC on July 27, 2016. The consolidated balance sheet as of December 31, 2015, contained herein, was derived from those consolidated financial statements. As a result of the merger transaction described in Note 2 and in accordance with ASC 805-40-45, the Company has given retroactive effect to certain share calculations by restating amounts for common shares, additional paid-in capital and treasury shares in the December 31, 2015 balance sheet and statements of operations.

Reclassification

The Company has reclassified certain amounts in the 2015 consolidated financial statements to conform with the 2016 presentation. These changes had no effect on the net loss for 2015.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2016

Intangible assets with definite useful lives are stated at cost less accumulated amortization. These intangible assets capitalized as of June 30, 2016 and December 31, 2015 represent the valuation of the Company-owned patents and customer lists. These intangible assets are being amortized on a straight-line basis over their estimated average useful lives of thirteen and a half years for the patents and three years for the customer lists. Expenditures on intangible assets through the Company’s filing of patent and trademark protection for Company-owned inventions are expensed as incurred.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company tested the carrying value of its intangible assets for recoverability. The projected undiscounted cash flows exceeded the carrying value of these assets by a significant amount. There were no impairment charges during the six months ended June 30, 2016 and 2015.

Advertising Expense

The Company expenses advertising costs, as incurred. Advertising expenses for the six months ended June 30, 2016 and 2015 are included in general and administrative costs.

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

Shipping and Handling Costs

The Company reports shipping and handling revenues and their associated costs in revenue and cost of revenue, respectively. Shipping revenues and costs for the six months ended June 30, 2016 and 2015 were nominal and are included in cost of product sales.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2016

Revenue Recognition

Product revenue primarily consists of the sale of recycled plastics products, electronic hardware and furniture. Revenue is recognized when the following criteria have been met:

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

The Company will recognize revenues for its software in accordance with ASC 985-605, Software Revenue Recognition.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2016

When the arrangement with a customer includes services or significant production, modification, or customization of software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance and certain production-type contracts contained in ASC 605-35, Construction-Type and Production-Type Contracts. We use the percentage of completion method provided all of the following conditions exist:

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

Uncertain Tax Positions

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes”. This requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates tax positions on an annual basis.

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

Fair Value of Financial Instruments

ASC 825, "Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments: The carrying amount of cash, short-term investments (certificates of deposit), accounts receivable, prepaid and other current assets, accounts payable and accrued expenses, and accounts payable to related parties, approximate fair value because of the short-term maturity of those instruments. The Company does not utilize derivative instruments.

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

JUNE 30, 2016

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which Management disaggregates the Company in making internal operating decisions. In 2016 and 2015 the Company and its Chief Operating Decision Makers determined that the Company’s operations were divided into two segments: Products and Services. See Note 12 for segment information disclosures.

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

Recently Issued Accounting Standards

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718)”. The amendments in ASU No. 2016-09 were issued as part of the FASB's simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods as applicable.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 changes the accounting for leased assets, principally by requiring balance sheet recognition of assets under lease arrangements. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2016

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. ASU 2014-09 and related ASU’s issued in 2016 are based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in ASU 2014-09 will be applied using one of two retrospective methods. The effective date will be the first quarter of the fiscal year ending December 31, 2018. The Company has not determined the potential effects on its consolidated financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company commenced operations in 2007, and has experienced typical start-up costs and losses from operations resulting in an accumulated deficit of $44,747 since inception. The accumulated deficit as well as recurring losses of $8,160 for the six months ended June 30, 2016, and $10,502 and $14,135 for the years ended December 31, 2015 and 2014, respectively and the working capital deficit of $2,153 as of December 31, 2015, have resulted in the uncertainty of the Company to continue as a going concern even though working capital increased to a surplus of $8,893 at June 30, 2016.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised $17,347 additional capital in a private placement subsequent to the reverse merger transaction on March 24, 2016 (see Note 2). The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2016

NOTE 2: MERGER

On January 29, 2016, Ecoark entered into a Merger Agreement (“Merger Agreement”) with Magnolia Solar Corporation (“MSC”) providing, among other things, for the acquisition of Ecoark by MSC in a share for share exchange pursuant to which it was contemplated that at the closing Ecoark shareholders would own approximately 95% of the outstanding shares of MSC. On March 18, 2016, in a special meeting called by MSC, the shareholders of MSC approved proposals necessary to complete the Merger (“Merger”).

On March 24, 2016, the Merger was closed. Upon the closing of the transaction, under the Merger Agreement, Magnolia Solar Acquisition Corporation merged with and into Ecoark, with Ecoark as the surviving corporation, which became a wholly-owned subsidiary of MSC. Thereafter, MSC changed its name to Ecoark Holdings, Inc. The transaction was accounted for as a reverse acquisition; for accounting purposes Ecoark acquired the assets and liabilities of Magnolia Solar effective March 24, 2016. The historical financial information presented prior to March 24, 2016 is that of Ecoark.

Further, the Articles of Incorporation were amended to increase the authorized shares of common stock to 100,000 shares, to effect the creation of 5,000 shares of "blank check" preferred stock, and to approve a reverse stock split of the MSC common stock of 1 for 250.

After the Merger, the Company had 29,057 shares of common stock issued and outstanding. MSC’s shareholders and holders of debt, notes, warrants and options received an aggregate of 1,351 shares of the Company’s common stock and Ecoark’s shareholders received an aggregate of 27,706 shares of the Company’s common stock.

On March 24, 2016, FINRA corporate action announced the reverse split and the name change which became effective in the market on March 28, 2016. The Company stock now trades under the symbol “EARK.” All actions to close the Merger were completed in March 2016.

In conjunction with the Merger, MSC offered units consisting of a share and a warrant at a price of $4.00 per unit for a maximum of $20,000 in a private placement offering. Each unit consisted of one share of MSC (now Ecoark Holdings) common stock (par value $0.001 per share) and a warrant to purchase one share of MSC (now Ecoark Holdings) common stock exercisable on or before December 31, 2018 at a price of $5.00 per share. The units were offered to an unlimited number of Accredited Investors until the earlier of the date upon which subscriptions for the maximum offering had been received and accepted; March 31, 2016, subject to a 60-day extension at the option of Ecoark Holdings; or the date upon which the offering was terminated by the Company. The Company received proceeds of $17,347 as a result of the subscriptions to the offering. The offering was terminated on April 28, 2016.

NOTE 3: INVENTORY

Inventory, net of reserves, consisted of the following:

	June 30, 2016	December 31, 2015
Inventory	$2,043	$1,363
Inventory Reserves	(620)	(620)
Total	$1,423	$743

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2016	December 31, 2015
Machinery and equipment	$3,329	$476
Computers and software costs	525	382
Furniture and fixtures	302	110
Leasehold improvements	29	4
Total property and equipment	4,185	972
Accumulated depreciation	(753)	(609)
Property and equipment, net	$3,432	$363

Depreciation expense for the six months ended June 30, 2016 and 2015 was $144 (including depreciation of $46 relating to Sable production equipment that is included in cost of product sales as opposed to operating expenses) and $136, respectively. There was no impairment on these assets in 2016 or 2015.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2016

NOTE 5: INTANGIBLE ASSETS

The following is a summary of intangible assets:

	June 30, 2016	December 31, 2015
Customer lists	$5,007	$3,980
Patents and licenses	1,090	1,013
Goodwill	1,264	-
Total intangible assets	7,361	4,993
Accumulated amortization	(4,248)	(4,141)
Intangible assets, net	$3,113	$852

Amortization expense for the six months ended June 30, 2016 and 2015 was $107 and $698, respectively. There was no impairment on these assets in 2016 or 2015. The increase in customer lists and the goodwill above resulted from the acquisition of Sable more fully described in Note 14.

NOTE 6: NOTE PAYABLE

The Company has a note payable pursuant to a line of credit maintained with Generations Bank. The note is secured by the accounts receivable, inventory and equipment of Sable and has 5.5% interest payable monthly with a balloon payment that was due on July 16, 2016. The note, guaranteed by the former owner of Sable, now a stockholder of the Company, originated July 15, 2015 with a maximum amount of $1,500 and was in the process of being renewed. The balance of the note was $1,500 at June 30, 2016 and had an average amount outstanding of $1,500 for the period from acquisition on May 3, 2016 to June 30, 2016. The note has since been renegotiated with the bank, and on August 9, 2016 the bank renewed the line of credit effective July 16, 2016. The Company has pledged a $1,500 certificate of deposit as collateral, and the guaranty of the former owner of Sable was eliminated.

Interest expense on the note for the period from acquisition to June 30, 2016 was $13.

NOTE 7: LONG-TERM DEBT

The following is a summary of long-term debt:

		June 30, 2016	December 31, 2015
Note payable – B&B Merritt	(a)	$3,000	$3,000
Note payable – Generations Bank	(b)	208	-
Note payable – Generations Bank	(c)	208	-
Note payable – Celtic Bank	(d)	-	175
Total		3,416	3,175
Less: current portion		(3,180)	(3,175)
Total		$236	$-

(a)	Note payable bearing interest at the rate of 10% per annum, unsecured, with quarterly interest payments commencing in January 2015, with the note maturing in October 2016. Upon maturity or anytime prior, so long as the Company has not exercised its right to prepay this note, the lender can exercise its option to convert this note to equity in the Company, with 30 day advance written notice, and acquire up to 3,000 unrestricted Class A Common Shares of Ecoark at $1.00 per share, which consistent with the Merger Agreement is now 1,500 shares of Ecoark Holdings at $2.00 per share. The principal amount along with any accrued interest thereon, if converted to equity shall be deemed fully paid. As of June 30, 2016, no conversions of this debt have occurred. There was no bifurcation of the conversion option as the conversion is deemed to be conventional in nature.

(b)	Five year note payable dated May 3, 2013 in the original principal amount of $500 accruing interest at 5.5% with monthly payments of $10 and secured by the plant equipment of the Company and the guaranty of the former owner of Sable, now a stockholder of the Company.

(c)	Five year note payable dated February 3, 2014 in the original principal amount of $367 accruing interest at 5.5% with monthly payments of $7 and secured by the plant equipment of the Company and the guaranty of a stockholder of the Company and an entity controlled by the former owner of Sable, now a stockholder of the Company.

(d)	Fifteen year note payable dated July 11, 2007 in the original principal amount of $1,250 with a bank guaranteed by the U.S. Small Business Administration with Pioneer Products, prior to the acquisition of Pioneer Products by Ecoark. Note accrued interest at the Prime Rate plus 2% (Prime rate 3.25% plus 2% for 2015). The note was fully paid in January 2016.

Interest expense on the long-term debt for the six months ended June 30, 2016 and 2015 was $151 and $190, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2016

NOTE 8: RELATED PARTY TRANSACTIONS

The following is a summary of debt – related parties:

		June 30, 2016	December 31, 2015
Promissory note #1 –CEO	(a)	$699	$1,217
Promissory note #2 – CEO	(b)	-	62
Promissory note –related party	(c)	-	50
Total		$699	$1,329

(a)	Note payable with the Company’s Chief Executive Officer (“CEO”), Randy May, commencing November 30, 2015 at an interest rate of 6% per annum (see note b). The beginning principal balance of $3,197 was reduced by $1,980 on December 31, 2015 in exchange for 1,100 shares of Ecoark Series A General Common Shares that were treasury shares owned by Ecoark. The remaining principal balance matures in November 2016.

(b)	Note payable to the Company’s CEO. On November 30, 2015, after monthly payments were being made, and additional amounts funded in March 2015 and May 2015 totaling $600, Ecoark combined these amounts into a new one year promissory note in the amount of $3,197 due November 30, 2016. Note was paid in full in June 2016.

(c)	Unsecured note payable to a former Ecoark shareholder bearing interest at 5% per annum, with monthly principal and interest payments beginning in November 2014, maturing in November 2016. Note was paid in full in March 2016.

Interest expense on the debt – related parties for the six months ended June 30, 2016 and 2015 was $31 and $205, respectively.

The Company entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology related to the application of Magnolia Optical’s solar cell technology. Magnolia Optical shares a common Director and a common Officer with the Company.

The Company recorded the net license fee of $77 in conjunction with the Merger described in Note 2 . Amortization will continue over the remaining 22 months of the term. The Company’s management has determined that the fair value of the license approximates the book value and thus no impairment is necessary as of June 30, 2016.

As more fully described in Note 14, Pioneer Products acquired Sable Polymer Solutions, LLC on May 3, 2016 from a stockholder of the Company. In conjunction with the acquisition, a six-month consulting agreement was entered into with the stockholder of the Company for a total fee of $30.

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT)

On March 24, 2016, Ecoark Common Shares were exchanged for Ecoark Holdings Common Shares as more fully described in Note 2. The Ecoark Common Shares, including Treasury Shares were canceled after the exchange.

As a result of the merger transaction and in accordance with ASC 805-40-45, the Company has given retroactive effect to certain share calculations by restating amounts for common shares, additional paid-in capital and treasury stock in the December 31, 2015 balance sheet.

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock, par value $0.001. No preferred shares have been issued.

Ecoark Holdings Common Stock

As described in Note 2, 100,000 shares of common stock, par value $0.001 were authorized on March 18, 2016. At the Merger, the Company had 29,057 shares of common stock issued and outstanding. MSC’s shareholders and holders of debt, notes, warrants and options received an aggregate of 1,351 shares of the Company’s common stock and Ecoark’s shareholders received an aggregate of 27,706 shares of the Company’s common stock. The Company also issued 4,337 shares of the Company’s common stock pursuant to a private placement offering described in Note 2, 625 shares for services rendered related to the Merger and 2,000 shares for the acquisition of Sable. Total shares issued and outstanding as of June 30, 2016 were 36,021.

The Company’s Board of Directors has authorized Management to issue shares of common stock in exchange for the noncontrolling interest held by executives of Eco3D. Management is negotiating details of the transaction, and no shares have been issued.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2016

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

Awards under this Plan were only granted in the form of nonstatutory stock options (“Options”) to purchase the Company's Series C Stock prior to the merger with MSC. The consummation of the merger automatically converted all outstanding Options previously granted by Ecoark to options under the 2013 Incentive Stock Plan (the “2013 Plan”) of Ecoark Holdings. Under the 2013 Plan, the Company may grant options to purchase up to 5,500 shares of common stock to be granted to Company employees, officers, directors, consultants and advisors. The vesting provisions, exercise price and expiration dates will be established by the Board of Directors (the "Board") of the Company at the date of grant, but incentive stock options may be subject to earlier termination, as provided in the 2013 Plan.

In May 2014, Ecoark granted Options to purchase 693 shares to various employees and consultants of Ecoark. The Options had an exercise price of $1.25 per share and have a term of 10 years. The Options vest over a three-year period as follows: 25% immediately; 25% on the first anniversary date; 25% on the second anniversary date; and 25% on the third anniversary date. During 2015 Ecoark issued additional Options on 625 shares of common stock. Therefore, at the end of 2015, Options under the Ecoark plan were outstanding to purchase 1,318 shares of common stock. The total original number of Options on1,318 Ecoark shares was divided by two in conjunction with changes required by the Merger Agreement and converted to Options of the Company, such that Options on 659 shares of the Company are outstanding with an adjusted exercise price of $2.50. The Board has authorized the conversion of these Options into Restricted Stock Grants. The conversion of the Options has not been completed and the Company is evaluating application of ASC 505, ASC 718 and ASU 2016-09 regarding the conversion.

Management valued the Options utilizing the Black-Scholes Method, with the following criteria: stock price - $2.50; exercise price - $2.50; expected term – 10 years; discount rate – 0.25%; and volatility – 100%.

The Company records stock based compensation in accordance with ASC 718, and has recorded stock based compensation of $339 and $18 for the six months ended June 30, 2016 and 2015, respectively.

The 2,450 Options of MSC were converted into shares of common stock in accordance with the Merger Agreement with Ecoark.

Warrants

MSC had issued warrants for 3,785 shares that were converted into shares of common stock in accordance with the Merger Agreement with Ecoark.

The Company issued 4,337 warrants as part of the private placement that was completed on April 28, 2016. The 4,337 are the only warrants outstanding as of June 30, 2016.

These warrants have a strike price of $5.00 per share and expire on December 31, 2018.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2019. Rent expense was approximately $200 and $166 for the six months ended June 30, 2016 and 2015. Future minimum lease payments required under the operating leases are as follows: 2016 - $187, 2017 - $310, 2018 - $296 and 2019 - $155.

Contract Related Fees

Prior to the Merger, a subsidiary of the Company, as part of a contract to develop its products, has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by a contractor have been repaid, or 15 years after start of sales. As of June 30, 2016, the subsidiary has $1,252 of contract related expenses, all of which will be owed to the contractor, contingent upon the sale of the subsidiary’s product related to that contract.

The Company has determined that a liability need not be accrued because Management has determined that it is not probable sales will occur in this technology.

Lines of Credit

The Company has established a line of credit with a bank allowing the Company to draw up to $500. A certificate of deposit for $500 has been pledged as collateral to secure any borrowings under the line of credit. No amounts have been drawn on the line. In addition, the Company has established a corporate credit card program with the same bank and has approximately $265 in an interest bearing account at the bank to secure charges from the corporate card program.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2016

NOTE 11: INCOME TAXES

The provision (benefit) for income taxes for the six months ended June 30, 2016 and 2015 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	As of June 30, 2016	As of December 31, 2015
Deferred tax assets:
Net operating loss before non-deductible items	$(44,174)	$(36,028)
Tax rate	34%	34%
Total deferred tax assets	15,019	12,250
Less: Valuation allowance	(15,019)	(12,250)
Net deferred tax assets	$-	$-

As of June 30, 2016, the Company had a net operating loss carry forward of $44,174 expiring through 2036. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to Management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by $2,769 in the six months ended June 30, 2016.

nOTE 12: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which Management disaggregates the Company in making operating decisions. As of June 30, 2016 and for the six months ended June 30, 2016 and 2015, the Company operates in two segments. The segments are Products (principally consisting of Pioneer Products’ operations consisting of sales of recycled plastic products) and Services (principally consisting of Eco3D’s mapping, modeling and consulting services business plus costs associated with developing Intelleflex and Eco360 solutions). Home office costs are allocated to the two segments based on the relative support provided to those segments.

Segment information for the periods ended June 30 is as follows:

Three months ended June 30, 2016	Products	Services	Total
Segmented operating revenues	$2,362	$1,214	$3,576
Cost of revenues	2,433	413	2,846
Gross profit	(71)	801	730
Total operating expenses net of depreciation and amortization, and interest expense, net	151	6,224	6,375
Depreciation and amortization	58	72	130
Interest expense, net	17	82	99
Net (loss) applicable to common shares	(297)	(5,577)	(5,874)
Non-controlling interest	-	64	64
Net (loss) – controlling interest	$(297)	$(5,641)	$(5,938)
Segmented assets
Property and equipment, net	$2,880	$552	$3,432
Intangible assets, net	$2,247	$866	$3,113
Capital expenditures	$105	$285	$390

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2016

Three months ended June 30, 2015	Products	Services	Total
Segmented operating revenues	$1,525	$746	$2,271
Cost of revenues	1,465	223	1,688
Gross profit	60	523	583
Total operating expenses net of depreciation and amortization, and interest expense, net	744	1,492	2,236
Depreciation and amortization	332	85	417
Interest expense, net	3	191	194
Net (loss) applicable to common shares	(1,019)	(1,245)	(2,264)
Non-controlling interest	-	44	44
Net (loss) – controlling interest	$(1,019)	$(1,289)	$(2,308)
Segmented assets
Property and equipment, net	$-	$363	$363
Intangible assets, net	$-	$852	$852
Capital expenditures	$-	$31	$31

Six months ended June 30, 2016	Products	Services	Total
Segmented operating revenues	$3,569	$1,970	$5,539
Cost of revenues	3,615	690	4,305
Gross profit	(46)	1,280	1,234
Total operating expenses net of depreciation and amortization, and interest expense, net	210	8,718	8,928
Depreciation and amortization	58	147	205
Interest expense, net	18	176	194
Net (loss) applicable to common shares	(332)	(7,761)	(8,093)
Non-controlling interest	-	67	67
Net (loss) – controlling interest	$(332)	$(7,828)	$(8,160)
Segmented assets
Property and equipment, net	$2,880	$552	$3,432
Intangible assets, net	$2,247	$866	$3,113
Capital expenditures	$105	$285	$390

Six months ended June 30, 2015	Products	Services	Total
Segmented operating revenues	$3,009	$1,488	$4,497
Cost of revenues	2,882	448	3,330
Gross profit	127	1,040	1,167
Total operating expenses net of depreciation and amortization, and interest expense, net	789	4,376	5,165
Depreciation and amortization	664	169	833
Interest expense, net	5	395	400
Net (loss) applicable to common shares	(1,331)	(3,900)	(5,231)
Non-controlling interest	-	94	94
Net (loss) – controlling interest	$(1,331)	$(3,994)	$(5,325)
Segmented assets
Property and equipment, net	$-	$363	$363
Intangible assets, net	$-	$852	$852
Capital expenditures	$-	$31	$31

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2016

NOTE 13: CONCENTRATIONS

During the six months ended June 30, 2016 and 2015, the Company had three and one major customers, respectively, comprising 68% and 66% of revenue. A major customer is defined as a customer that represents 10% or greater of total sales. Additionally, the Company had two customers as of June 30, 2016 and December 31, 2015 with accounts receivable balances of 43% and 32% of the total accounts receivable. The Company does not believe that the risk associated with these customers will have an adverse effect on the business.

In addition, during the six months ended June 30, 2016 and 2015, the Company had one and two major vendors comprising 40% and 84% of purchases, respectively. A major vendor is defined as a vendor that represents 10% or greater of total purchases. Additionally, the Company had one and two vendors as of June 30, 2016 and December 31, 2015 with accounts payable balances of 45% and 63%, respectively, of total accounts payable.

The Company maintained cash and short-term investment (certificates of deposit) balances in excess of the FDIC insured limit in both years. The Company does not consider this risk to be material.

NOTE 14: ACQUISTION OF SABLE

On May 3, 2016, the Company entered into a Share Exchange Agreement (the “Agreement”) by and among the Company, Pioneer Products, Sable, and the holder of all of Sable’s membership interests, an entity controlled by a stockholder of the Company.

The Company issued 2,000 shares of the Company’s common stock (the “Shares”) in exchange for all of Sable’s membership interests. Sable is now a wholly-owned subsidiary of Pioneer Products.

The seller is subject to a lock-up agreement (the “Lock-Up Agreement”) that releases shares from the Lock-Up Agreement over a period of one year (the “Lock-Up Period”). Under the Lock-Up Agreement, the seller shall be permitted to sell 33.3% of the Shares received by the seller after the six-month anniversary of the closing of the transaction. Thereafter, an additional 33.3% of the Shares shall be released at the end of each subsequent three-month period until the end of the Lock-Up Period.

No cash was paid relating to the acquisition of Sable. Sable operates a polymer manufacturing facility north of Atlanta, Georgia.

The Company acquired the assets and liabilities noted below in exchange for the 2,000 shares and has accounted for the acquisition in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

Cash	$41
Receivables, net	1,250
Inventory	759
Property and equipment	2,822
Identifiable intangible assets	1,028
Goodwill	1,264
Other assets	36
Accounts payable and other liabilities	(883)
Notes payable and current debt	(2,100)
Long-term debt	(431)
$3,786

The intangible assets represent customer lists and will be amortized over three years. The goodwill recognized reflects expected synergies from combining operations of Sable and the Company as well as intangible assets that do not qualify for separate recognition including polymer formulas and formulations. The goodwill is not expected to be deductible for tax purposes. The goodwill will not be amortized but will be tested annually for impairment.

The following table shows pro-forma results for the six months ended June 30, 2016 and 2015 as if the acquisition had occurred on January 1, 2015. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Sable and the Company.

	For the six months ended June 30,
	2016	2015
Revenues	$7,385	$10,359
Net loss attributable to controlling interest	$8,830	$5,444
Net loss per share	$(0.28)	$(0.20)

nOTE 15: SUBSEQUENT EVENTS

On August 9, 2016 the Company was notified by the SEC that its registration statement on Form S-1registering the shares issued in the private placement is effective. Also, as noted in Note 6, the note payable was renegotiated with Generations Bank.

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

Ecoark Holdings, Inc.

Ecoark Holdings, Inc. (“Ecoark Holdings” or the “Company”) is a Nevada corporation incorporated on November 19, 2007. Ecoark Holdings is an innovative, emerging growth company focused on the development and deployment of business solutions and products to the retail, agriculture, food service, commercial real estate and architecture, engineering and construction end markets. Ecoark Holdings has assembled a team and portfolio of proprietary, patented technologies to address the waste in operations, logistics and supply chain. Ecoark Holdings accomplishes this through two wholly-owned operating subsidiaries, Ecoark, Inc. (“Ecoark”) and Magnolia Solar, Inc (“Magnolia Solar”). Further, Ecoark has three operating entities: Intelleflex, Eco3D and Pioneer Products.

Our principal executive offices are located at 3333 S Pinnacle Hills Parkway, Suite 220, Rogers, Arkansas 72758, and our telephone number is (479) 259-2977. Our website address is http://ecoarkusa.com/. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this periodic report. You should not rely on any such information in making your decision to purchase our common stock.

Acquisition of Ecoark, Inc.

On January 29, 2016, Ecoark Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ecoark. Pursuant to the Merger Agreement, Ecoark merged with and into a subsidiary of Ecoark Holdings (the “Merger”). After the closing of the Merger Agreement, Ecoark and Magnolia Solar, Inc. continue as the subsidiaries and businesses of Ecoark Holdings.

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

After giving effect to the Merger and the issuance of common stock to the shareholders of Ecoark, the shareholders of Ecoark received 95.34% of the shares of Ecoark Holding’s common stock (27,706 shares out of 29,057 shares).

In conjunction with the Merger, MSC offered units consisting of a share and a warrant at a price of $4.00 per unit for a maximum of $20,000 in a private placement offering. Each unit consisted of one share of MSC (now Ecoark Holdings) common stock (par value $0.001 per share) and a warrant to purchase one share of MSC (now Ecoark Holdings) common stock exercisable on or before December 31, 2018 at a price of $5.00 per share. The units were offered to an unlimited number of Accredited Investors until the earlier of the date upon which subscriptions for the maximum offering had been received and accepted; March 31, 2016, subject to a 60-day extension at the option of Ecoark Holdings; or the date upon which the offering was terminated by the Company. The Company received proceeds of $17,347 as a result of the offering. The offering was terminated on April 28, 2016. The company issued 4,337 shares of its common stock and 4,337 warrants in the offering. The warrants have a strike price of $5.00 per share and expire on December 31, 2018.

On May 3, 2016, the Company entered into a Share Exchange Agreement (the “Agreement”) by and among the Company, Pioneer Products, Sable Polymer Solutions, LLC, an Arkansas limited liability company (“Sable”), and the holder of all of Sable’s membership interests. The Company issued 2,000 shares of the Company’s common stock in exchange for all of Sable’s membership interests. Sable is now a wholly-owned subsidiary of Pioneer Products.

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

Eco360 is located in Rogers, Arkansas and is engaged in research and development activities. Eco360 was formed in November 2014 by Ecoark.

Pioneer Products is located in Rogers, Arkansas and is involved in the selling of recycled plastic products and other products. In addition to a strong and successful relationship with the world’s largest retailer, Pioneer Products also has vendor relationships with other key retailers. As such, Pioneer strategically leverages its role as a trusted supplier to these retailers with existing and new products. This subsidiary also recovers plastic waste from retail supply chains and creates new consumer products with the reclaimed materials. Pioneer Products was purchased by Ecoark in 2012.

Sable Polymer Solutions, LLC (“Sable”), a subsidiary of Pioneer Products, is located in Flowery Branch, Georgia and specializes in the sale, purchase and processing of quality post-consumer and post-industrial plastic materials. It provides services to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to multinational corporations.

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

Magnolia Solar is located in Woburn, Massachusetts and is principally engaged in the development and commercialization of its nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia merged with Ecoark on March 24, 2016 to create Ecoark Holdings.

The consolidated financial statements include the accounts of Ecoark Holdings and its direct and indirect subsidiaries, collectively referred to as the “Company”.

Sales and Marketing

We sell our products and services through direct sales efforts and indirectly through distributors and resellers. Virtually all of our sales to-date have been derived from our direct sales efforts. However, we continue our efforts to establish a network of indirect sales channels.

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years. We incurred no capitalized software development costs in the six months ended June 30, 2016 nor in the years ended December 31, 2015 and 2014.

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

Intellectual Property

Ecoark Holdings and its subsidiaries have had 67 patents issued by the United States Patent and Trademark Office, and about 17 additional patent applications are currently pending.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Revenues

Revenues for the three months ended June 30, 2016 were $3,576 as compared to $2,271 for the three months ended June 30, 2015. The 57% increase was principally due to the acquisition of Sable in May 2016. Revenue from products of $2,362 in 2016 increased 55% from $1,525 in 2015. Excluding the revenue from Sable, product revenues decreased 7% due to lower shipments of recycled plastic trash cans by Pioneer Products. Revenue from services of $1,214 in 2016 increased 63% from $746 achieved in 2015. Expansion of the 3D mapping, modeling and consulting business along with certain commission income drove the increase in service revenues.

Cost of Revenues and Gross Profit

Cost of revenues for the quarter ended June 30, 2016 was $2,846 as compared to $1,688 for the quarter ended June 30, 2015, a 69% increase. The increase was directly related to the acquisition of Sable in the three months ended June 30, 2016. Excluding the cost of revenues of Sable, product cost of revenues decreased 8% due to lower revenues. The 25% increase in gross profit from $583 in 2015 to $730 in 2016 was principally a result of higher margins on service revenues as Eco3D expanded its business. Services achieved a gross margin of 70% in 2015 and 66% in 2016, with the decrease partly due to the mix of new projects. Total gross margin for the Company was 20% in 2016 and 26% in 2015. The margin was lower due to lower margin on services and products. Margins for products decreased from 4% in 2015 to a negative 3% in 2016 due to costs incurred for the introduction of the new products and the acquisition of Sable.

Operating Expenses

The Pioneer Products operational activities described above required relatively limited home office support. Therefore, most of the operating expenses below were allocated to the services segment. The services segment includes activities relating to Intelleflex in which the Company has invested considerable resources for support and funding.

Salaries and Salary Related Costs

Salaries for the three months ended June 30, 2016 were $1,638, an increase of 149% from $659 in 2015. The increase was related to a number of individuals who became employees compared with previous contractor status and the expansion of staff at each operation.

Professional Fees and Consulting

Professional fees and consulting expenses for 2016 of $3,173 increased from $207 incurred in 2015 as a result of a number of costs incurred associated with the Company becoming a public entity in 2016, principally investment banking fees and legal fees related to the Merger. A majority of the compensation, $2,500, was in non-cash form and paid by the issuance of Common Stock.

General and Administrative

Other general and administrative expenses in 2016 were $621, an increase of 45% from $427 in 2015, primarily as a result of increased office support and operating costs associated with business growth.

Depreciation and Amortization

Depreciation and amortization expense for 2016 was $130, compared to $417 for 2015. The 69% decrease resulted from certain customer list intangible assets becoming fully amortized in September 2015.

Research and Development

Research and development expenses were unchanged from $943 in 2015. The majority of these expenses related to the ZEST initiatives at Intelleflex. The Company has had 12 additional patents issued by the United States Patent and Trademark Office in 2016 resulting from its research and development initiatives.

Interest Expense

Interest expense, net of interest income, for 2016 was $99 as compared to $194 for 2015. The 49% decrease was a result of lower interest accruing on the related party debt in 2016 because of a decrease in interest rates and lower outstanding balances as well as an increase in interest income resulting from investments from proceeds of the private offering and an increase in interest expense on debt assumed in the Sable acquisition.

Net Loss

Net loss for 2016 was $5,874 as compared to $2,264 in 2015. The $3,610 increase in net loss was primarily due to a number costs incurred associated with the Company becoming a public entity in 2016 principally investment banking fees and legal fees related to the Merger partially offset by the increase in gross profit.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Revenues

Revenues for the six months ended June 30, 2016 were $5,539 as compared to $4,497 for the six months ended June 30, 2015. The 23% increase was principally due to the acquisition of Sable in May 2016. Revenue from products of $3,569 in 2016 increased 19% from $3,009 in 2015. Excluding the revenue from Sable, product revenues decreased 13% due to lower shipments of recycled plastic trash cans by Pioneer Products, including sales of a new product, office chairs. Revenue from services of $1,970 in 2016 increased 32% from $1,488 achieved in 2015. Expansion of the 3D mapping, modeling and consulting business along with certain commission income drove the increase in service revenues.

Cost of Revenues and Gross Profit

Cost of revenues for the six months ended June 30, 2016 was $4,305 as compared to $3,330 for the six months ended June 30, 2015. The increase was directly related to the acquisition of Sable in May 2016. Excluding the cost of revenues of Sable, product cost of revenues decreased 12% due to lower revenues. The increase in gross profit from $1,167 in 2015 to $1,234 in 2016 was principally a result of higher margins on service revenues as Eco3D expanded its mix of projects. Services achieved a gross margin of 70% in 2015 and 65% in 2016, with the decrease partly due to the mix of new projects. Total gross margin for the Company was 22% in 2016 and 26% in 2015. Margins for products decreased from 4% in 2015 to a negative 1% in 2016 due to costs incurred for the introduction of the new products.

Operating Expenses

The Pioneer Products operational activities described above required relatively limited home office support. Therefore, most of the operating expenses below were allocated to the services segment. The services segment includes activities relating to Intelleflex for which the Company has invested considerable resources for support and funding.

Salaries and Salary Related Costs

Salaries for the six months ended June 30, 2016 were $2,657, up 82% from $1,456 in 2015. The increase was related to a number of individuals who became employees compared with previous contractor status and the expansion of staff at each operation.

Professional Fees and Consulting

Professional fees and consulting expenses for 2016 of $3,583 increased from $1,045 incurred in 2015 as a result of a number of costs incurred associated with the Company becoming a public entity in 2016 principally investment banking fees and legal fees related to the Merger offset by a number of individuals who became employees compared with previous contractor status. A majority of the fees, $2,500, was in non-cash form and paid by the issuance of Common Stock.

General and Administrative

Other general and administrative expenses in 2016 were $993 increased from $925 in 2015, primarily as a result of increased office support and operating costs associated with business growth.

Depreciation and Amortization

Depreciation and amortization expense for 2016 was $251 (including depreciation of $46 relating to Sable production equipment that is included in cost of product sales as opposed to operating expenses), compared to $834 for 2015. The 70% decrease resulted from certain customer list intangibles becoming fully amortized in September 2015.

Research and Development

Research and development expenses decreased 3% from $1,738 in 2015 to $1,695 in 2016. The majority of these expenses related to the ZEST initiatives at Intelleflex. The Company has had an additional 12 patents issued by the United States Patent and Trademark Office in 2016 resulting from its research and development initiatives.

Interest Expense

Interest expense, net of interest income, for 2016 was $194 as compared to $400 for 2015. The 52% decrease was a result of lower interest accruing on the related party debt in 2016 because of a decrease in interest rates and lower outstanding balances as well as an increase in interest income resulting from investments from proceeds of the private offering and an increase in interest expense on debt assumed in the Sable acquisition.

Net Loss

Net loss for 2016 was $8,093 as compared to $5,231 in 2015. The $2,862 increase in net loss was primarily due to a number of costs incurred associated with the Company becoming a public entity in 2016 principally investment banking fees and legal fees related to the Merger in 2016 partially offset by the increase in gross profit.

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

At June 30, 2016 and December 31, 2015 we had cash of $8,403 and $1,962, respectively and investments of $3,500 at June 30, 2016. Working capital improved from a deficit of $2,153 at December 31, 2015 to a working capital surplus of $8,893 at June 30, 2016. The increase in working capital was principally due to the $17,347 raised in the successful private offering that was completed in April 2016. The Company remains dependent upon raising capital from future financing transactions.

Net cash used by operating activities was $5,853 for the six months ended June 30, 2016, as compared to net cash used in operating activities of $3,639 for the six months ended June 30, 2015. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses.

Net cash provided by financing activities in 2016 was $16,784, including $17,347 from the issuance of common stock and warrants, principally related to the private offering less net repayments of debt of $818. In 2015, $31 was received from the issuance of common stock and $2,366 was received from the re-issuance of treasury shares, offset by $179 net payments of debt.

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

At June 30, 2016 maturities of the Company’s note payable, debt-related parties and long-term debt due within one year of $5,379 were included in current liabilities. The Company assumed debt of $1,931 in the acquisition of Sable and made $1,003 in debt payments during the six months ended June 30, 2016, the net of which increased the balance to $5,379 at June 30, 2016.

The Company sold 4,337 shares to 214 accredited investors through the private offering in March and April which raised a total of $17,347. The proceeds are to be used for working capital purposes.

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

Our critical accounting polices include the following:

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings, Inc. and its subsidiaries, collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Ecoark Holdings is a holding company and holds one hundred percent of Ecoark, Pioneer Products (which owns 100% of Sable), Intelleflex and Magnolia Solar directly or indirectly. Ecoark owns 65% of Eco3D and the remaining 35% interest is owned by executives of Eco3D.

The Company applies the guidance of Topic 810 “Consolidation” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. Pursuant to ASC 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except when control does not rest with the parent. Pursuant to ASC 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

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

Revenue Recognition

Product revenue primarily consists of the sale of recycled plastics products, electronic hardware and furniture. Revenue is recognized when the following criteria have been met:

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

The Company will recognize revenues for its software in accordance with ASC 985-605, Software Revenue Recognition.

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

When the arrangement with a customer includes services or significant production, modification, or customization of software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance and certain production-type contracts contained in ASC 605-35, Construction-Type and Production-Type Contracts. We use the percentage of completion method provided all of the following conditions exist:

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

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2016, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company is not a party to any lawsuit or administrative proceeding as of the date hereof. Its management is not aware of any lawsuits or administrative proceedings that are threatened or anticipated, and we are not considering the institution or prosecution of any legal proceeding as of the date hereof.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From March 31, 2016 to April 28, 2016, we sold 4,337 shares to 214 accredited investors through a private offering, which raised a total of $17,347. The proceeds are to be used for working capital purposes. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions are being imposed by placing a Rule 144 legend on the certificate(s). The Company relied on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale as (i) the investors were accredited investors; and (ii) the Company did not use general solicitation or advertising to market the securities issued.

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

On May 3, 2016, the Company issued 2,000 shares of the Company’s common stock in exchange for all of Sable Polymer Solutions, LLC’s membership interests. The transaction did not involve any public offering within the meaning of Section 4(a)(2) of the Securities Act, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his/her/its own account and not with a view to distribution; and (c) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment.

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

Ecoark Holdings, Inc.
(Registrant)

Date: August 12, 2016	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2016	By:	/s/ YASH R. PURI
Dr. Yash R. Puri
Chief Financial Officer
(Principal Financial and Accounting Officer)

