Form 10-Q
period 2016-09-30
Ecoark Holdings, Inc.
filed 2016-11-14
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

There were 36,770,654 shares of the Registrant’s $0.001 par value common stock outstanding as of November 11, 2016.

Ecoark Holdings, Inc.

PART I — FINANCIAL INFORMATION

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands, except per share data)
	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,871	$1,962
Investments (up to $2,000 pledged as collateral for lines of credit)	3,509	-
Accounts receivable, net of allowance of $134 and $2 as of September 30, 2016 and December 31, 2015, respectively	3,712	972
Inventory, net of reserves	1,466	743
Prepaid expenses	193	161
Other current assets	164	130
Total current assets	13,915	3,968
NON-CURRENT ASSETS
Property and equipment, net	3,519	363
Intangible assets, net	2,997	852
Other assets	51	25
Total non-current assets	6,567	1,240
TOTAL ASSETS	$20,482	$5,208

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Note payable	$1,500	$-
Current portion of long-term debt	3,386	3,175
Debt - related parties	679	1,329
Accounts payable	2,402	1,074
Accrued expenses	2,350	503
Accrued interest	85	40
Deferred revenue	162	-
Total current liabilities	10,564	6,121
NON-CURRENT LIABILITIES
Long-term debt, net of current portion	189	-
COMMITMENTS AND CONTINGENCIES	-	-
Total liabilities	10,753	6,121

STOCKHOLDERS' EQUITY (DEFICIT) (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common Stock, $0.001 par value; 100,000 shares authorized, 36,631 and 27,706 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively (Restated)	37	28
Additional paid-in-capital (Restated)	61,005	35,796
Subscription receivable	-	(55)
Accumulated deficit	(51,313)	(36,587)
Total stockholders' equity (deficit) before non-controlling interest	9,729	(818)
Non-controlling interest	-	(95)
Total stockholders' equity (deficit)	9,729	(913)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,482	$5,208

See accompanying notes to the unaudited consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(Dollars in thousands, except per share data)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
REVENUES
Revenue from product sales	$3,860	$1,185	$7,429	$4,194
Revenue from services	1,379	502	3,349	1,990
	5,239	1,687	10,778	6,184
COST OF REVENUES
Cost of product sales	3,816	1,192	7,431	4,074
Cost of services	539	199	1,229	647
	4,355	1,391	8,660	4,721
GROSS PROFIT	884	296	2,118	1,463
OPERATING EXPENSES:
Salaries and salary related costs, including stock based compensation	2,061	768	4,718	2,224
Professional fees and consulting	1,676	351	5,259	1,396
General and administrative	936	383	1,929	1,308
Depreciation and amortization	173	400	378	1,234
Research and development	2,435	764	4,130	2,502
Total operating expenses	7,281	2,666	16,414	8,664
Loss from operations	(6,397)	(2,370)	(14,296)	(7,201)

OTHER EXPENSE:
Interest expense, net of interest income	(92)	(185)	(286)	(585)
Loss on retirement of assets	(25)	-	(25)	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(6,514)	(2,555)	(14,607)	(7,786)

PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	(6,514)	(2,555)	(14,607)	(7,786)
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	52	(34)	119	60
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(6,566)	$(2,521)	$(14,726)	$(7,846)

NET LOSS PER SHARE
Basic	$(0.18)	$(0.11)	$(0.61)	$(0.34)
Diluted	$(0.18)	$(0.11)	$(0.61)	$(0.34)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE (Number of shares in thousands)
Basic	36,193	23,829	24,214	23,167
Diluted	41,189	24,459	35,795	23,660

See accompanying notes to the unaudited consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	(Dollar amounts and number of shares in thousands)
					Additional			Non-
	Preferred		Common		Paid-In-	Subscription	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interest	Total

Balance at December 31, 2015 (Restated)	-	$-	27,706	$28	$35,796	(55)	$(36,587)	$(95)	$(913)

Re-issuance of treasury shares for cash, net of expenses	-	-	-	-	200	-	-	-	200

Shares issued for cash in private placement, net of expenses	-	-	4,337	4	17,316	-	-	-	17,320

Shares held by Magnolia Solar Corporation at time of merger	-	-	1,351	1	-	-	-	-	1

Shares issued in exercise of warrants	-	-	87	-	425	-	-	-	425

Cancellation of treasury shares at time of merger	-	-	-	-	58	-	-	-	58

Collection of subscription receivable	-	-	-	-	-	55	-	-	55

Shares issued for services rendered	-	-	625	1	2,499	-	-	-	2,500

Stock-based compensation – options	-	-	-	-	904	-	-	-	904

Shares issued for company acquisition	-	-	2,000	2	3,784	-	-	-	3,786
Shares issued in exchange for noncontrolling interest	-	-	525	1	23	-	-	(24)	-
Net loss for the period	-	-	-	-	-	-	(14,726)	119	$(14,607)

Balance at September 30, 2016	-	$-	36,631	$37	$61,005	$-	$(51,313)	$-	$9,729

See accompanying notes to the unaudited consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTs OF CASH FLOWS (UNAUDITED)

	(Dollars in thousands)
	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss attributable to controlling interest	$(14,726)	$(7,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	497	1,234
Stock-based compensation – options	904	316
Shares of common stock issued for services rendered	2,500	25
Loss on retirement of assets	25	-
Shares of treasury stock re-issued for services rendered	-	498
Cash acquired in merger transaction	17	-
Cash acquired in acquisition	41	-
Change in noncontrolling interest on cash	119	60
Changes in assets and liabilities:
Accounts receivable	(1,490)	(26)
Inventory	36	(56)
Prepaid expenses	(21)	(40)
Other assets	(34)	-
Accounts payable	548	(283)
Accrued expenses	1,702	231
Accrued interest	40	17
Deferred revenue	162	(82)
Net cash used in operating activities	(9,680)	(5,952)

Cash flows from investing activities:
Purchases of property and equipment	(631)	(44)
Purchases of short-term investments	(3,500)	-
Collection of notes receivable – related party	-	100
Pre-acquisition advance to Sable Polymer Solutions, LLC	(600)	-
Net cash (used in) provided by investing activities	(4,731)	56

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	17,745	-
Collection of subscription receivable	55	31
Re-issuance of treasury shares for cash, net of expenses	200	5,172
Proceeds from draw down on line of credit	203	-
Repayments of long-term debt	(233)	(134)
Proceeds from issuances of debt - related parties	185	1,876
Repayments of debt - related parties	(835)	(2,524)
Net cash provided by financing activities	17,320	4,421
Net increase (decrease) in cash	2,909	(1,475)
Cash - beginning of period	1,962	2,220
Cash - end of period	$4,871	$745

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$262	$560
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Intangibles acquired in merger	$77	$-
Retirement of equipment	25
Payables assumed in merger	$59	$-
Assets and liabilities acquired in acquisition of Sable:
Receivables, net	$1,250	$-
Inventory	$759	$-
Property and equipment	$2,822	$-
Identifiable intangible assets	$1,028	$-
Goodwill	$1,264	$-
Other assets	$36	$-
Payables and liabilities assumed	$883	$-
Debt assumed	$2,531	$-
Treasury shares repurchased for removal of guarantee	$-	$393

See accompanying notes to the unaudited consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2016

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

Ecoark, Inc. (“Ecoark”) was founded in 2011 and is located in Rogers, Arkansas, the home office for Ecoark and Ecoark Holdings. Home office staff members are employees of Ecoark that merged into a wholly-owned subsidiary of Magnolia Solar Corporation (“MSC”) on March 24, 2016 with Ecoark as the surviving entity.At the merger, MSC changed its name to Ecoark Holdings, Inc. Ecoark is the parent company for Eco3D, Eco360, Pioneer Products and Zest Labs, Inc. (formerly known as Intelleflex Corporation)

Eco3D, LLC (“Eco3D”) is located in Phoenix, Arizona and provides customers with the latest 3D technologies. Eco3D was formed by Ecoark in November 2013 and Ecoark owned 65% of the LLC. The remaining 35% was reflected as non-controlling interest until September 2016 when Ecoark Holdings issued shares of stock in exchange for the 35% non-controlling interest. Eco3D provides 3D mapping, modeling, and consulting services for clients in retail, construction, healthcare, and multiple other industries throughout the United States and overseas. Eco3D is transitioning businesses from 2D technology that has existed for hundreds of years, to a world of digital 3D. Eco3D incorporates a variety of 3D technologies to achieve customer goals and objectives. Utilizing several techniques, Eco3D can capture existing conditions – topography, buildings, exterior/interior spaces, etc. – in highly accurate detail that allows for 2D and 3D measurement. These measurements form the basis for analysis, design, documentation, and quality control.

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

Sable Polymer Solutions, LLC (“Sable”) is located in Flowery Branch, Georgia and specializes in the sale, purchase and processing of quality post-consumer and post-industrial plastic materials. It provides products and services to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to multinational corporations.

Zest Labs, Inc. (“Zest Labs”) is located in San Jose, California and provides food retailers and suppliers intelligent, on-demand solutions for retailers and companies that ship and store products for perishable food quality management. Zest Labs’ ZEST Data Services is a secure, multi-tenant cloud-based data collection platform for aggregating and real-time permission-based sharing and analysis of information. ZEST Fresh, a fresh food management solution that utilizes the ZEST Data Services platform, focuses on three primary value propositions – consistent food quality, reduced waste, and improved food safety. ZEST Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence on every pallet. ZEST Delivery provides real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Zest Labs was purchased by Ecoark in September 2013. Effective on October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services.

Magnolia Solar Inc. (“Magnolia Solar”) is located in Woburn, Massachusetts and is principally engaged in the development and commercialization of its nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar was a subsidiary of MSC that merged with Ecoark on March 24, 2016 to create Ecoark Holdings and continues operations as a subsidiary of Ecoark Holdings.

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings and its direct and indirect subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company is a holding company and holds one hundred percent of Ecoark, Eco360, Pioneer Products (which owns 100% of Sable), Zest Labs, Magnolia Solar and Eco3D (Ecoark owned 65% of Eco3D and the remaining 35% interest was owned by executives of Eco3D until September 2016 when the executives’ 35% interest was acquired in exchange for 525 shares of Ecoark Holdings stock).

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2016

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

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheets. In September 2016 the 35% noncontrolling interest was acquired in exchange for 525 shares of Ecoark Holdings stock which eliminated the noncontrolling interest.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). It is Management's opinion, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures employed in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the fiscal year ended December 31, 2015, which are contained in the Company’s Form S-1/A filed with the SEC on July 27, 2016. The consolidated balance sheet as of December 31, 2015, contained herein, was derived from those consolidated financial statements. As a result of the merger transaction described in Note 2 and in accordance with ASC 805-40-45, the Company has given retroactive effect to certain share calculations by restating amounts for common shares, additional paid-in capital and treasury shares in the December 31, 2015 balance sheet and statements of operations.

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

Cash

Cash consists of cash, demand deposits and money market funds with an original maturity of three months or less. The Company holds no cash equivalents.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2016

Intangible assets with definite useful lives are stated at cost less accumulated amortization. These intangible assets capitalized as of September 30, 2016 and December 31, 2015 represent the valuation of the Company-owned patents and customer lists. These intangible assets are being amortized on a straight-line basis over their estimated average useful lives of thirteen and a half years for the patents and three years for the customer lists. Expenditures on intangible assets through the Company’s filing of patent and trademark protection for Company-owned inventions are expensed as incurred.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by Management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company tested the carrying value of its intangible assets for recoverability. The projected undiscounted cash flows exceeded the carrying value of these assets by a significant amount. There were no impairment charges during the nine months ended September 30, 2016 and 2015.

Advertising Expense

The Company expenses advertising costs, as incurred. Advertising expenses for the nine months ended September 30, 2016 and 2015 are included in general and administrative costs.

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

Research and Development Costs

Research and development costs are expensed as incurred. These costs include internal salaries and related costs and professional fees for activities related to development. The majority of these costs relate to the ZEST Data Services platform.

Subsequent Events

Subsequent events were evaluated through the date the consolidated financial statements were filed.

Shipping and Handling Costs

The Company reports shipping and handling revenues and their associated costs in revenue and cost of revenue, respectively. Shipping revenues and costs for the nine months ended September 30, 2016 and 2015 were nominal and are included in cost of product sales.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

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

We measure completion based on achieving milestones detailed in the agreements with the customers. Costs of providing services, including services accounted for in accordance with ASC 605-35, are expensed as incurred and matched with the related revenues.

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

SEPTEMBER 30, 2016

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

Related Party Transactions

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all material related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

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

SEPTEMBER 30, 2016

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

Going Concern

The Company commenced operations in 2007, and has experienced typical start-up costs and losses from operations resulting in an accumulated deficit of $51,313 since inception. The accumulated deficit as well as recurring losses of $14,726 for the nine months ended September 30, 2016, and $10,502 and $14,135 for the years ended December 31, 2015 and 2014, respectively and the working capital deficit of $2,153 as of December 31, 2015, have resulted in the uncertainty of the Company to continue as a going concern even though working capital increased to a surplus of $3,351 at September 30, 2016.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised $17,320 of additional capital, net of expenses, in a private placement subsequent to the reverse merger transaction on March 24, 2016 (see Note 2). The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, ultimately, to profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

NOTE 2: MERGER

On January 29, 2016, Ecoark entered into a Merger Agreement (“Merger Agreement”) with MSC providing, among other things, for the acquisition of Ecoark by MSC in a share for share exchange pursuant to which it was contemplated that at the closing Ecoark shareholders would own approximately 95% of the outstanding shares of MSC. On March 18, 2016, in a special meeting called by MSC, the shareholders of MSC approved proposals necessary to complete the Merger (“Merger”).

On March 24, 2016, the Merger was closed. Upon the closing of the transaction, under the Merger Agreement, Magnolia Solar Acquisition Corporation merged with and into Ecoark with Ecoark as the surviving corporation, which became a wholly-owned subsidiary of MSC. Thereafter, MSC changed its name to Ecoark Holdings, Inc. The transaction was accounted for as a reverse acquisition; for accounting purposes Ecoark acquired the assets and liabilities of Magnolia Solar effective March 24, 2016. The historical financial information presented prior to March 24, 2016 is that of Ecoark.

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

SEPTEMBER 30, 2016

On March 24, 2016, FINRA corporate action announced the reverse split and the name change which became effective in the market on March 28, 2016. The Company stock now trades under the symbol “EARK.” All actions to close the Merger were completed in March 2016.

In conjunction with the Merger, MSC offered units consisting of a share and a warrant at a price of $4.00 per unit for a maximum of $20,000 in a private placement offering. Each unit consisted of one share of MSC (now Ecoark Holdings) common stock (par value $0.001 per share) and a warrant to purchase one share of MSC (now Ecoark Holdings) common stock exercisable on or before December 31, 2018 at a price of $5.00 per share. The units were offered to an unlimited number of Accredited Investors until the earlier of the date upon which subscriptions for the maximum offering had been received and accepted; March 31, 2016, subject to a 60-day extension at the option of Ecoark Holdings; or the date upon which the offering was terminated by the Company. The Company received proceeds of $17,320, net of expenses, as a result of the subscriptions to the offering. The offering was terminated on April 28, 2016.

NOTE 3: INVENTORY

Inventory, net of reserves, consisted of the following:

	September 30, 2016	December 31, 2015
Inventory	$2,086	$1,363
Inventory reserves	(620)	(620)
Inventory, net	$1,466	$743

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2016	December 31, 2015
Machinery and equipment	$3,502	$476
Computers and software costs	497	382
Furniture and fixtures	234	110
Leasehold improvements	59	4
Total property and equipment	4,292	972
Accumulated depreciation	(773)	(609)
Property and equipment, net	$3,519	$363

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $274 (including depreciation of $119 relating to Sable production equipment that is included in cost of product sales as opposed to operating expenses) and $187, respectively. There was no impairment on these assets in 2016 or 2015. In the third quarter of 2016 $134 of equipment with accumulated depreciation of $109 was retired resulting in a noncash loss of $25.

NOTE 5: INTANGIBLE ASSETS

The following is a summary of intangible assets:

	September 30, 2016	December 31, 2015
Customer lists	$5,007	$3,980
Patents and licenses	1,090	1,013
Goodwill	1,264	-
Total intangible assets	7,361	4,993
Accumulated amortization	(4,364)	(4,141)
Intangible assets, net	$2,997	$852

Amortization expense for the nine months ended September 30, 2016 and 2015 was $223 and $1,047, respectively. There was no impairment on these assets in 2016 or 2015. The increase in customer lists and the goodwill above resulted from the acquisition of Sable more fully described in Note 14.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2016

NOTE 6: NOTE PAYABLE

The Company has a note payable pursuant to a line of credit maintained with Generations Bank. The note is secured by the accounts receivable, inventory and equipment of Sable and has a 5.5% interest rate with interest payable monthly and a balloon payment due on July 16, 2017. The note, formerly guaranteed by the former owner of Sable, now a stockholder of the Company, originated July 15, 2015 with a maximum amount of $1,500. The balance of the note was $1,500 at September 30, 2016 and had an average amount outstanding of $1,500 for the period from acquisition on May 3, 2016 to September 30, 2016. The note was renegotiated with the bank, and on August 9, 2016 the bank renewed the line of credit. The Company has pledged a $1,500 certificate of deposit as collateral, and the guaranty of the former owner of Sable was eliminated.

Interest expense on the note for the period from acquisition to September 30, 2016 was $28.

NOTE 7: LONG-TERM DEBT

The following is a summary of long-term debt:

		September 30, 2016	December 31, 2015
Note payable – B&B Merritt	(a)	$3,000	$3,000
Note payable – Generations Bank	(b)	182	-
Note payable – Generations Bank	(c)	190	-
Line of credit – Bank of America	(d)	203	-
Note payable – Celtic Bank	(e)	-	175
Total		3,575	3,175
Less: current portion		(3,386)	(3,175)
Long-term debt, net of current portion		$189	$-

(a)	Note payable bearing interest at the rate of 10% per annum, unsecured, with quarterly interest payments commencing in January 2015, with the note maturing in December 2016. Upon maturity or any time prior, so long as the Company has not exercised its right to prepay this note, the lender can exercise its option to convert this note to equity in the Company, with 30-day advance written notice, and acquire up to 3,000 unrestricted Class A Common Shares of Ecoark at $1.00 per share, which consistent with the Merger Agreement is now 1,500 shares of Ecoark Holdings at $2.00 per share. The principal amount along with any accrued interest thereon, if converted to equity shall be deemed fully paid. As of September 30, 2016, no conversions of this debt have occurred, however in November 2016 the lender provided notice of intent to exercise the full conversion to equity. There was no bifurcation of the conversion option as the conversion is deemed to be conventional in nature.

(b)	Five year note payable dated May 3, 2013 in the original principal amount of $500 accruing interest at 5.5% with monthly payments of $10 and secured by the plant equipment of the Company and the guaranty of the former owner of Sable, now a stockholder of the Company.

(c)	Five year note payable dated February 3, 2014 in the original principal amount of $367 accruing interest at 5.5% with monthly payments of $7 and secured by the plant equipment of the Company and the guaranty of a stockholder of the Company and an entity controlled by the former owner of Sable, now a stockholder of the Company.

(d)

The Company has established a line of credit with Bank of America allowing the Company to draw up to $500. A certificate of deposit for $500 has been pledged as collateral to secure any outstanding borrowings.  The line of credit was established on June 27, 2016 and matures with a balloon payment due on June 27, 2018.  The interest rate on the borrowing is a floating interest rate equal to the LIBOR Daily Floating Rate plus 1.75 percentage points and all interest is paid monthly.  As of September 30, 2016, $203 has been drawn on the line.

(e)	Fifteen year note payable dated July 11, 2007 in the original principal amount of $1,250 with a bank guaranteed by the U.S. Small Business Administration with Pioneer Products, prior to the acquisition of Pioneer Products by Ecoark. Note accrued interest at the Prime Rate plus 2% (Prime rate 3.25% plus 2% for 2015). The note was fully paid in January 2016.

Interest expense on the long-term debt for the nine months ended September 30, 2016 and 2015 was $234 and $232, respectively. Maturities of the long-term debt are as follows: 2017 - $47, $2018 - $128, 2019 - $14.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2016

NOTE 8: RELATED PARTY TRANSACTIONS

The following is a summary of debt – related parties:

		September 30, 2016	December 31, 2015
Promissory note #1 –CEO	(a)	$679	$1,217
Promissory note #2 – CEO	(b)	-	62
Promissory note –related party	(c)	-	50
Debt – related parties		$679	$1,329

(a)	Note payable with the Company’s Chief Executive Officer (“CEO”), Randy May, commencing November 30, 2015 at an interest rate of 6% per annum (see note b). The beginning principal balance of $3,197 was reduced by $1,980 on December 31, 2015 in exchange for 1,100 shares of Ecoark Series A General Common Shares that were treasury shares owned by Ecoark. The remaining principal balance matures in November 2016.

(b)	Note payable to the Company’s CEO. On November 30, 2015, after monthly payments were being made, and additional amounts funded in March 2015 and May 2015 totaling $600, Ecoark combined these amounts into a new one-year promissory note in the amount of $3,197 due November 30, 2016. Note was paid in full in June 2016.

(c)	Unsecured note payable to a former Ecoark shareholder bearing interest at 5% per annum, with monthly principal and interest payments beginning in November 2014, maturing in November 2016. Note was paid in full in March 2016.

Interest expense on the debt – related parties for the nine months ended September 30, 2016 and 2015 was $41 and $306, respectively.

The Company entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology of Magnolia Optical applicable to solar cell applications. Magnolia Optical shares a common Director and a common Officer with the Company.

The Company recorded the net license fee of $77 in conjunction with the Merger described in Note 2. Amortization will continue over the remaining 22 months of the term. The Company’s management has determined that the fair value of the license approximates the book value and thus no impairment is necessary as of September 30, 2016.

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

Ecoark Holdings Common Stock

As described in Note 2, 100,000 shares of common stock, par value $0.001 were authorized on March 18, 2016. At the Merger, the Company had 29,057 shares of common stock issued and outstanding. MSC’s shareholders and holders of debt, notes, warrants and options received an aggregate of 1,351 shares of the Company’s common stock and Ecoark’s shareholders received an aggregate of 27,706 shares of the Company’s common stock. The Company also issued 4,337 shares of the Company’s common stock as described in Note 2 pursuant to a private placement offering, 625 shares for services rendered related to the Merger and 2,000 shares for the acquisition of Sable.

The Company’s Board of Directors (the “Board”) authorized Management to issue shares of common stock in exchange for the noncontrolling interest held by executives of Eco3D. In September 2016, the Company issued 525 shares to acquire the noncontrolling interest. In addition, 85 shares were issued in September upon exercise of warrants. Total shares issued and outstanding as of September 30, 2016 were 36,631.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2016

Stock Options

On February 16, 2013, the Board of Directors of Ecoark approved the EcoArk Inc. 2013 Stock Option Plan (the “Plan”). The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. The Plan is expected to contribute to the attainment of these objectives by offering employees, directors and consultants the opportunity to acquire stock ownership interests in the Company, and other rights with respect to stock of the Company, and to thereby provide them with incentives to put forth maximum efforts for the success of the Company.

Awards under this Plan were only granted in the form of nonstatutory stock options (“Options”) to purchase the Company's Series C Stock prior to the merger with MSC. Under the terms of the Plan, at the time of the merger the Options convert into the right to purchase an equal number of shares of the Company.

In May 2014, Ecoark had granted Options to purchase 693 shares to various employees and consultants of Ecoark. The Options had an exercise price of $1.25 per share and have a term of 10 years. The Options vest over a three-year period as follows: 25% immediately; 25% on the first anniversary date; 25% on the second anniversary date; and 25% on the third anniversary date. During 2015 Ecoark issued additional Options on 625 shares of common stock. Therefore, at the end of 2015, Options under the Ecoark plan were outstanding to purchase 1,318 shares of common stock. The total original number of Options on 1,318 Ecoark shares was divided by two in conjunction with changes required by the Merger Agreement and converted to Options to purchase 659 shares of the Company with an adjusted exercise price of $2.50. The Board authorized the conversion of these Options into Restricted Stock Grants, but later determined that the Options could remain outstanding and exercisable. In September the remaining vesting was accelerated to have those Options 100% vested, and thus, at September 30, 2016, Options on 659 shares of the Company are outstanding with an adjusted exercise price of $2.50 under the Plan.

Management valued the Options utilizing the Black-Scholes Method, with the following criteria: stock price - $2.50; exercise price - $2.50; expected term – 10 years; discount rate – 0.25%; and volatility – 100%.

The Company records stock based compensation in accordance with ASC 718, and has recorded stock based compensation of $904 and $316 for the nine months ended September 30, 2016 and 2015, respectively.

The 2013 Incentive Stock Plan (the “2013 Plan”) of Ecoark Holdings (previously MSC) was registered on February 7, 2013. Under the 2013 Plan, the Company may grant incentive stock of up to 5,500 shares of common stock to Company employees, officers, directors, consultants and advisors. The type of grant, vesting provisions, exercise price and expiration dates will be established by the Board at the date of grant. At the time of the merger, 5,497 shares were available to issue under the 2013 Plan. As of September 30, 2016, the Board has authorized blocks of incentive stock totaling 5,225 shares to be issued to various employees of the Company and delegated the authority to determine numbers and terms of the awards to the management of the Company. None of these awards have yet been distributed to employees and therefore no cost for this incentive stock award is yet recorded. After these awards are completed, 272 shares will remain in the 2013 Plan for future incentive awards.

The 2,450 Options of MSC outstanding at the time of the merger were converted into shares of common stock in accordance with the Merger Agreement with Ecoark.

Warrants

MSC had issued warrants for 3,785 shares that were converted into shares of common stock in accordance with the Merger Agreement with Ecoark. Cashless warrants were exercised for 2 shares in the second quarter.

The Company issued warrants for 4,337 shares as part of the private placement that was completed on April 28, 2016. Warrants for 85 shares were exercised in September, leaving warrants for 4,252 shares outstanding as of September 30, 2016. These warrants have a strike price of $5.00 per share and expire on December 31, 2018.

Additional warrants were committed to in October. See Note 15.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2016

NOTE 10: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2021. Rent expense was approximately $444 and $251 for the nine months ended September 30, 2016 and 2015. Future minimum lease payments required under the operating leases are as follows: 2016 - $196, 2017 - $791, 2018 - $748, 2019 - $606, 2020 - $300 and 2021 - $25.

Contract Related Fees

Prior to the Merger, a subsidiary of the Company, as part of a contract to develop its products, has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by a contractor have been repaid (or three times the funds if non-New York manufactured), or 15 years after start of sales. As of September 30, 2016, the subsidiary has $1,252 of contract related expenses. These funds will be owed to the contractor, as described above, contingent upon the sale of the subsidiary’s product related to that contract.

The Company has determined that a liability need not be accrued because Management has determined that it is not probable sales will occur in this technology.

Lines of Credit

The Company has established a line of credit with a bank allowing the Company to draw up to $500, with $203 drawn as of September 30, 2016. A certificate of deposit for $500 has been pledged as collateral to secure any borrowings under the line of credit. In addition, the Company has established a corporate credit card program with the same bank and has approximately $265 in an interest bearing account at the bank to secure charges from the corporate card program.

ZEST Data Services

The Company has committed to a third party approximately $440 through November for additional work on the ZEST Data Services platform that includes both research and development and professional fees.

NOTE 11: INCOME TAXES

The provision (benefit) for income taxes for the nine months ended September 30, 2016 and 2015 differs from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

	As of September 30, 2016	As of December 31, 2015
Deferred tax assets:
Net operating loss before non-deductible items	$(47,460)	$(36,028)
Tax rate	34%	34%
Total deferred tax assets	16,136	12,250
Less: Valuation allowance	(16,136)	(12,250)
Net deferred tax assets	$-	$-

As of September 30, 2016, the Company had a net operating loss carry forward of $47,460 expiring through 2036. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to Management’s uncertainty about its realization. Furthermore, the net operating loss carry forward may be subject to further limitation pursuant to Section 382 of the Internal Revenue Code. The valuation allowance was increased by $3,886 in the nine months ended September 30, 2016.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2016

nOTE 12: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which Management disaggregates the Company in making operating decisions. As of September 30, 2016 and for the nine months ended September 30, 2016 and 2015, the Company operates in two segments. The segments are Products (principally consisting of Pioneer Products’ operations consisting of sales of recycled plastic products) and Services (principally consisting of Eco3D’s mapping, modeling and consulting services business plus costs associated with developing Zest Labs and Eco360 solutions). Home office costs are allocated to the two segments based on the relative support provided to those segments.

Segment information for the periods ended September 30 is as follows:

Three months ended September 30, 2016	Products	Services	Total
Segmented operating revenues	$3,860	$1,379	$5,239
Cost of revenues	3,816	539	4,355
Gross profit	44	840	884
Total operating expenses net of depreciation and amortization, and interest expense, net	521	6,587	7,108
Depreciation and amortization	90	83	173
Interest and other expense, net	20	97	117
Net (loss) applicable to common shares	(587)	(5,927)	(6,514)
Non-controlling interest	-	52	52
Net (loss) – controlling interest	$(587)	$(5,979)	$(6,566)
Segmented assets
Property and equipment, net	$2,953	$566	$3,519
Intangible assets, net	$2,159	$838	$2,997
Capital expenditures	$233	$398	$631

Three months ended September 30, 2015	Products	Services	Total
Segmented operating revenues	$1,185	$502	$1,687
Cost of revenues	1,192	199	1,391
Gross profit (loss)	(7)	303	296
Total operating expenses net of depreciation and amortization, and interest expense, net	96	2,170	2,266
Depreciation and amortization	290	110	400
Interest expense, net	2	183	185
Net (loss) applicable to common shares	(395)	(2,160)	(2,555)
Non-controlling interest	-	(34)	(34)
Net (loss) – controlling interest	$(395)	$(2,126)	$(2,521)
Segmented assets
Property and equipment, net	$-	$314	$314
Intangible assets, net	$-	$856	$856
Capital expenditures	$-	$44	$44

Nine months ended September 30, 2016	Products	Services	Total
Segmented operating revenues	$7,429	$3,349	$10,778
Cost of revenues	7,431	1,229	8,660
Gross profit (loss)	(2)	2,120	2,118
Total operating expenses net of depreciation and amortization, and interest expense, net	731	15,305	16,036
Depreciation and amortization	148	230	378
Interest and other expense, net	38	273	311
Net (loss) applicable to common shares	(919)	(13,688)	(14,607)
Non-controlling interest	-	119	119
Net (loss) – controlling interest	$(919)	$(12,662)	$(14,726)
Segmented assets
Property and equipment, net	$2,953	$566	$3,519
Intangible assets, net	$2,159	$838	$2,997
Capital expenditures	$233	$398	$631

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2016

Nine months ended September 30, 2015	Products	Services	Total
Segmented operating revenues	$4,194	$1,990	$6,184
Cost of revenues	4,028	693	4,721
Gross profit	166	1,297	1,463
Total operating expenses net of depreciation and amortization, and interest expense, net	209	7,221	7,430
Depreciation and amortization	955	279	1,234
Interest expense, net	7	578	585
Net (loss) applicable to common shares	(1,005)	(6,781)	(7,786)
Non-controlling interest	-	60	60
Net (loss) – controlling interest	$(1,005)	$(6,841)	$(7,846)
Segmented assets
Property and equipment, net	$-	$314	$314
Intangible assets, net	$-	$856	$856
Capital expenditures	$-	$44	$44

NOTE 13: CONCENTRATIONS

During the nine months ended September 30, 2016 and 2015, the Company had two and one major customers, respectively, comprising 50% and 69% of revenue. A major customer is defined as a customer that represents 10% or greater of total sales. Additionally, the Company had one customer as of September 30, 2016 and December 31, 2015 with accounts receivable balances of 19% and 23% of the total accounts receivable. The Company does not believe that the risk associated with these customers will have an adverse effect on the business.

In addition, during the nine months ended September 30, 2016 and 2015, the Company had two major vendors comprising 57% and 96% of purchases, respectively. A major vendor is defined as a vendor that represents 10% or greater of total purchases. Additionally, the Company had one and two vendors as of September 30, 2016 and December 31, 2015 with accounts payable balances of 43% and 63%, respectively, of total accounts payable.

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

SEPTEMBER 30, 2016

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

The following table shows pro-forma results for the nine months ended September 30, 2016 and 2015 as if the acquisition had occurred on January 1, 2015. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Sable and the Company.

	For the nine months ended September 30,
	2016	2015
Revenues	$12,624	$11,538
Net loss attributable to controlling interest	$15,396	$7,965
Net loss per share	$(0.64)	$(0.34)

nOTE 15: SUBSEQUENT EVENTS

The Company engaged the services of consultants to assist it with efforts to raise capital. In addition to cash compensation for those services the Company issued 118 shares of Rule 144 common stock and committed to the issuance of a warrant exercisable into 100 shares of Rule 144 common stock with a strike price of $2.50 per share that vested October 31, 2016 with an expiration date of October 31, 2018. The Company also issued options to purchase 125 shares of stock under the Plan at a strike price of $2.50 per share on October 12, 2016 to a consultant. These options vest immediately and expire on March 31, 2018.

In addition, the Company issued 9 shares for Board compensation and issued 13 shares upon exercise of warrants with a strike price of $5.

Effective on October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services.

Also in October the Company implemented a new system of lockbox and zero balance bank account services to improve controls and achieve efficiencies in treasury operations.

In November 2016 the lender associated with the $3,000 note payable – B&B Merritt provided notice of intent to exercise the full conversion of the note to equity. It is expected that 1,500 shares of common stock will be issued by December 2016 to satisfy that obligation.

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

Ecoark Holdings, Inc.

Ecoark Holdings, Inc. (“Ecoark Holdings” or the “Company”) is a Nevada corporation incorporated on November 19, 2007. Ecoark Holdings is an innovative, emerging growth company focused on the development and deployment of business solutions and products to the retail, agriculture, food service, commercial real estate and architecture, engineering and construction end markets. Ecoark Holdings has assembled a team and portfolio of proprietary, patented technologies to address the waste in operations, logistics and supply chain. Ecoark Holdings accomplishes this through two wholly-owned operating subsidiaries, Ecoark, Inc. (“Ecoark”) and Magnolia Solar, Inc (“Magnolia Solar”). Further, Ecoark has three operating entities: Zest Labs, Inc. (formerly known as Intelleflex Corporation), Eco3D and Pioneer Products.

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

Acquisition of Ecoark, Inc.

On January 29, 2016, Ecoark Holdings (previously MSC) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ecoark. Pursuant to the Merger Agreement, Ecoark merged with and into a wholly-owned subsidiary of Ecoark Holdings (the “Merger”), with Ecoark as the surviving corporation. After the closing of the Merger Agreement, Ecoark and Magnolia Solar, Inc. continue as the subsidiaries and businesses of Ecoark Holdings.

Prior to the completion of the Merger on March 24, 2016, in a special shareholder meeting on March 18, 2016, the following actions to amend the Articles of Incorporation were undertaken by Ecoark Holdings to:

1. effect a change in the name of our company from Magnolia Solar Corporation to Ecoark Holdings, Inc.;

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

In conjunction with the Merger, MSC offered units consisting of a share and a warrant at a price of $4.00 per unit for a maximum of $20,000 in a private placement offering. Each unit consisted of one share of MSC (now Ecoark Holdings) common stock (par value $0.001 per share) and a warrant to purchase one share of MSC (now Ecoark Holdings) common stock exercisable on or before December 31, 2018 at a price of $5.00 per share. The units were offered to an unlimited number of Accredited Investors until the earlier of the date upon which subscriptions for the maximum offering had been received and accepted; March 31, 2016, subject to a 60-day extension at the option of Ecoark Holdings; or the date upon which the offering was terminated by the Company. The Company received proceeds of $17,320, net of expenses, as a result of the offering. The offering was terminated on April 28, 2016. The company issued 4,337 shares of its common stock and 4,337 warrants in the offering. The warrants have a strike price of $5.00 per share and expire on December 31, 2018.

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

Business Model

Ecoark was founded in 2011 and is located in Rogers, Arkansas, the home office for Ecoark and Ecoark Holdings. Home office staff members are employees of Ecoark, which merged into a wholly-owned subsidiary of Magnolia Solar Corporation on March 24, 2016 (with Ecoark as the surviving company) to create Ecoark Holdings. Ecoark is the parent company for Eco3D, Eco360, Pioneer Products and Zest Labs.

Eco3D is located in Phoenix, Arizona and provides customers with the latest 3D technologies. Eco3D was formed by Ecoark in November 2013 and Ecoark owns 100% of the LLC (Ecoark owned 65% of Eco3D and the remaining 35% was owned by executives of Eco3D until September 2016 when the executives’ 35% was acquired in exchange for 525 shares of Ecoark Goldings stock). Eco3D provides 3D mapping, modeling, and consulting services for clients in retail, construction, healthcare, and multiple other industries throughout the United States and overseas. Eco3D is transitioning businesses from 2D technology that has existed for hundreds of years, to a world of digital 3D. Eco3D incorporates a variety of 3D technologies to achieve customer goals and objectives. Utilizing several techniques, Eco3D can capture existing conditions – topography, buildings, exterior/interior spaces, etc. – in highly accurate detail that allows for 2D and 3D measurement. These measurements form the basis for analysis, design, documentation, and quality control.

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

Sable Polymer Solutions, LLC (“Sable”), a subsidiary of Pioneer Products, is located in Flowery Branch, Georgia and specializes in the sale, purchase and processing of quality post-consumer and post-industrial plastic materials. It provides services to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to multinational corporations. Sable was acquired by Pioneer Products on May 3, 2016.

Zest Labs is located in San Jose, California and provides food retailers and suppliers intelligent, on-demand solutions for retailers and companies that ship and store products for perishable food quality management. Zest Labs’ ZEST Data Services is a secure, multi-tenant cloud-based data collection platform for aggregating and real-time permission-based sharing and analysis of information. ZEST Fresh, a fresh food management solution that utilizes the ZEST Data Service platform, focuses on three primary value propositions – consistent food quality, reduced waste, and improved food safety. ZEST Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence on every pallet. ZEST Delivery provides real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Zest Labs was purchased by Ecoark in September 2013. In 2016, Intelleflex undertook a pilot with a major brick and mortar retailer in the United States. The results of this pilot have shown that the Zest Fresh solution significantly impacts the shelf life of fresh produce. Effective on October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services.

Magnolia Solar is located in Woburn, Massachusetts and is principally engaged in the development and commercialization of its nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar was a subsidiary of Magnolia Solar Corporation that acquired Ecoark on March 24, 2016 to create Ecoark Holdings, and continues operations as a subsidiary of Ecoark Holdings.

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

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the ZEST initiatives. We incurred no capitalized software development costs in the nine months ended September 30, 2016 nor in the years ended December 31, 2015 and 2014.

Competition

The Company faces competition in each of its markets. Some competitors are larger, and some are smaller than our operations.

With regard to Zest Labs, the market for cloud-based, real-time supply chain analytic solutions is rapidly evolving with new competitors with competing technologies, including companies that have greater resources than Ecoark Holdings. Some of these companies have brand recognition, established relationships with retailers, and own the manufacturing process. There are currently hundreds of sustainability programs available in the market. These programs are offered through retailers, manufacturers, and service providers. Ecoark Holdings believes that, analyzing the competitive factors affecting the market for its solutions, its products compete favorably by offering an integrated supply chain solution compared with other companies offering real-time supply chain analytic solutions.

Intellectual Property

Ecoark Holdings and its subsidiaries have had 70 patents issued by the United States Patent and Trademark Office, and about 21 additional patent applications are currently pending.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Revenues

Revenues for the three months ended September 30, 2016 were $5,239 as compared to $1,687 for the three months ended September 30, 2015. The 311% increase was principally due to the acquisition of Sable in May 2016. Revenue from products of $3,860 in 2016 increased 326% from $1,185 in 2015. Excluding the revenue from Sable, product revenues increased 20% due to higher shipments of recycled plastic trash cans by Pioneer Products. Revenue from services of $1,379 in 2016 increased 275% from $502 achieved in 2015. Expansion of the 3D mapping, modeling and consulting business along with certain commission income drove the increase in service revenues.

Cost of Revenues and Gross Profit

Cost of revenues for the quarter ended September 30, 2016 was $4,355 as compared to $1,391 for the quarter ended September 30, 2015, a 313% increase. The increase was directly related to the acquisition of Sable. Excluding the cost of revenues of Sable, product cost of revenues increased 24% due to higher sales of trash cans. The 299% increase in gross profit from $296 in 2015 to $884 in 2016 was principally a result of higher margins on service revenues as Eco3D expanded its business. Services achieved a gross margin of 51% in 2015 and 61% in 2016. Total gross margin for the Company was 17% in both 2016 and 2015.

Operating Expenses

The Pioneer Products operational activities described above required relatively limited home office support. Therefore, most of the operating expenses below were allocated to the services segment. The services segment includes activities relating to Zest Labs in which the Company has invested considerable resources for support and funding.

Salaries and Salary Related Costs

Salaries for the three months ended September 30, 2016 were $2,061, an increase of 268% from $768 in 2015. The increase was related to a number of individuals who became employees compared with previous contractor status and the expansion of staff at each operation. In addition, $565 of stock-based compensation was recorded in September 2016 when the vesting of the remaining options was accelerated.

Professional Fees and Consulting

Professional fees and consulting expenses for 2016 of $1,676 increased from $351 incurred in 2015 principally as a result of costs associated with the Company’s pilot of the ZEST Data Services platform. Additional consulting costs were incurred related to the next round of capital raising and efforts related to Sarbanes-Oxley compliance.

General and Administrative

Other general and administrative expenses in 2016 were $936, an increase of 244% from $383 in 2015, primarily as a result of increased rent for expanded facilities and office support and operating costs associated with business growth.

Depreciation and Amortization

Depreciation and amortization expense for 2016 was $173, compared to $400 for 2015. The 57% decrease resulted from certain customer list intangible assets becoming fully amortized in September 2015, offset by depreciation and amortization of Sable assets.

Research and Development

Research and development expenses were $2,435 in 2016 compared to $764 in 2015. The majority of these expenses related to the ZEST initiatives at Zest Labs. The Company incurred $998 of costs in 2016 related to a third party that assisted in a significant pilot of the ZEST Data Services platform. These costs were in addition to expanded internal costs relating to ZEST.

Interest Expense

Interest expense, net of interest income, for 2016 was $92 as compared to $185 for 2015. The 50% decrease was a result of lower interest accruing on the related party debt in 2016 because of a decrease in interest rates and lower outstanding balances as well as an increase in interest income resulting from investments from proceeds of the private offering and an increase in interest expense on debt assumed in the Sable acquisition.

Net Loss

Net loss for 2016 was $6,566 as compared to $2,521 in 2015. The $4,045 increase in net loss was primarily due to increased research and development costs for ZEST, higher consulting and salaries costs, offset by lower amortization and interest expense.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Revenues

Revenues for the nine months ended September 30, 2016 were $10,778 as compared to $6,184 for the nine months ended September 30, 2015. The 174% increase was principally due to the acquisition of Sable in May 2016. Revenue from products of $7,429 in 2016 increased 177% from $4,194 in 2015. Excluding the revenue from Sable, product revenues decreased 3% due to slightly lower shipments of recycled plastic trash cans by Pioneer Products, offset by sales of a new product, office chairs. Revenue from services of $3,349 in 2016 increased 68% from $1,990 achieved in 2015. Expansion of the 3D mapping, modeling and consulting business along with certain commission income drove the increase in service revenues.

Cost of Revenues and Gross Profit

Cost of revenues for the nine months ended September 30, 2016 was $8,660 as compared to $4,721 for the nine months ended September 30, 2015. The increase was directly related to the acquisition of Sable in May 2016. Excluding the cost of revenues of Sable, product cost of revenues decreased 1% due to slightly lower revenues. The increase in gross profit from $1,463 in 2015 to $2,118 in 2016 was principally a result of the increase in higher margin services business revenues as Eco3D expanded. Services achieved a gross margin of 68% in 2015 and 63% in 2016, with the decrease partly due to the mix of new projects. Total gross margin for the Company was 20% in 2016 and 24% in 2015. Margins for products decreased from 4% in 2015 to break even in 2016 due to Sable’s results and costs incurred for the introduction of the new products.

Operating Expenses

The Pioneer Products operational activities described above required relatively limited home office support, and significant support was provided to Sable. However, most of the operating expenses below were allocated to the services segment. The services segment includes activities relating to Zest Labs for which the Company has invested considerable resources for support and funding.

Salaries and Salary Related Costs

Salaries for the nine months ended September 30, 2016 were $4,718, up 212% from $2,224 in 2015. The increase was related to a number of individuals who became employees compared with previous contractor status and the expansion of staff at each operation, along with $904 of stock-based compensation.

Professional Fees and Consulting

Professional fees and consulting expenses for 2016 of $5,259 increased from $1,396 incurred in 2015 as a result of a number of costs incurred associated with the Company becoming a public entity in 2016 principally investment banking fees and legal fees related to the Merger offset by a number of individuals who became employees compared with previous contractor status. A majority of the fees, $2,500, was in non-cash form and paid by the issuance of Common Stock. Consulting expenses related to the ZEST pilot, system implementation efforts and Sarbanes-Oxley compliance also contributed to the increase.

General and Administrative

Other general and administrative expenses in 2016 were $1,929 increased from $1,308 in 2015, primarily as a result of increased office support and operating costs associated with business growth.

Depreciation and Amortization

Depreciation and amortization expense for 2016 was $497 (including depreciation of $119 relating to Sable production equipment that is included in cost of product sales as opposed to operating expenses), compared to $1,234 for 2015. The 60% decrease resulted from certain customer list intangibles becoming fully amortized in September 2015.

Research and Development

Research and development expenses increased 165% from $2,502 in 2015 to $4,130 in 2016. The majority of these expenses related to the ZEST initiatives at Zest Labs. The Company made significant progress in developing and testing the ZEST Data Services platform in 2016 and has had an additional 7 patents issued by the United States Patent and Trademark Office in 2016 resulting from its research and development initiatives.

Interest Expense

Interest expense, net of interest income, for 2016 was $286 as compared to $585 for 2015. The 51% decrease was a result of lower interest accruing on the related party debt in 2016 because of a decrease in interest rates and lower outstanding balances as well as an increase in interest income resulting from investments from proceeds of the private offering offset by an increase in interest expense on debt assumed in the Sable acquisition.

Net Loss

Net loss for 2016 was $14,726 as compared to $7,846 in 2015. The $6,880 increase in net loss was primarily due to a number of costs incurred associated with the Company becoming a public entity in 2016, principally investment banking fees and legal fees related to the Merger in 2016 and significant increases in all operating expenses, partially offset by the decrease in amortization expense and the increase in gross profit.

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

At September 30, 2016 and December 31, 2015 we had cash of $4,871 and $1,962, respectively and investments of $3,509 at September 30, 2016. Working capital improved from a deficit of $2,153 at December 31, 2015 to a working capital surplus of $3,351 at September 30, 2016. The increase in working capital was principally due to the $17,320 raised, net of expenses, in the successful private offering that was completed in April 2016. The Company remains dependent upon raising capital from future financing transactions. Up to $2,000 of short-term investments are pledged as collateral for notes payable.

Net cash used by operating activities was $9,680 for the nine months ended September 30, 2016, as compared to net cash used in operating activities of $5,952 for the nine months ended September 30, 2015. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses.

Net cash provided by financing activities in 2016 was $17,320, including $18,000 from the issuance of common stock and warrants, principally related to the private offering less net repayments of debt of $680. In 2015, $31 was received from the issuance of common stock and $5,172 was received from the re-issuance of treasury shares, offset by $782 net payments of debt.

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

At September 30, 2016 maturities of the Company’s note payable, debt-related parties and long-term debt due within one year of $5,565 were included in current liabilities. The Company assumed debt of $1,931 in the acquisition of Sable and made $1,068 in debt payments during the nine months ended September 30, 2016, the net of which increased the balance to $5,754 at September 30, 2016. The decision by B&B Merritt to convert the $3,000 note payable into common stock will provide a significant boost to liquidity.

The Company sold 4,337 shares to 214 accredited investors through the private offering in March and April which raised $17,320, net of expenses. In September 2016 the Company received proceeds of $425 from the exercise of warrants. The proceeds are being used for working capital purposes, including substantial investments in the ZEST initiatives.

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

Our critical accounting polices include the following:

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings, Inc. and its subsidiaries, collectively referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Ecoark Holdings is a holding company and holds one hundred percent of Ecoark, Pioneer Products (which owns 100% of Sable), Zest Labs, Magnolia Solar and Eco3D (Ecoark owned 65% of Eco3D and the remaining 35% interest was owned by executives of Eco3D until September 2016 when the executives’ 35% interest was acquired in exchange for 525 shares of Ecoark Holdings stock, directly or indirectly.

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

Intangible assets with definite useful lives are stated at cost less accumulated amortization. Intangible assets represent the valuation of the company-owned patents and customer lists. These intangible assets are being amortized on a straight-line basis over their estimated average useful lives of thirteen and a half years for the patents and three years for the customer lists. Expenditures on intangible assets through Ecoark Holding’s filing of patent and trademark protection for company-owned inventions are expensed as incurred.

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

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of September 30, 2016, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows. The Company expanded its implementation of its cloud-based accounting and ERP system from NetSuite and added to the professional accounting staff. The Company believes that these additions have improved and will continue to improve internal controls over financial reporting.

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

None.

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

Ecoark Holdings, Inc.
(Registrant)

Date: November 14, 2016	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ YASH R. PURI
Dr. Yash R. Puri
Chief Financial Officer
(Principal Financial and Accounting Officer)

