Form 10-K
period 2016-12-31
Ecoark Holdings, Inc.
filed 2017-03-15
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549.

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File Number 000-53361

ECOARK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	39-2075693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 S. Pinnacle Hills Parkway, Suite 220 Rogers, AR	72758
(Address of principal executive offices)	(Zip Code)

(479) 259-2977

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $432,431,000.

As of March 10, 2017, there were 39,175,586 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2017 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements under Section 21E of the Exchange Act and other federal securities laws that are subject to a number of risks and uncertainties, many of which are beyond our control including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (the “Commission” or “SEC”).

In some cases, you can identify forward-looking statements by terminology such as “may,’’ “will,’’ “should,’’ “could,’’ “expects,’’ “plans,’’ “intends,’’ “anticipates,’’ “believes,’’ “estimates,’’ “predicts,’’ “seeks,” “potential,’’ or “continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

These forward-looking statements are made only as of the date hereof. We are under no duty to update or revise any of these forward-looking statements after the date of this report or to provide any assurance with respect to future performance or results. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements and should read this report thoroughly with the understanding that the actual results may differ materially from those set forth in the forward-looking statements for many reasons, including, without limitation, unforeseen events beyond management’s control and assumptions that prove to be inaccurate or unfounded. The following list of examples, while not exclusive or exhaustive, includes some of the many possible unforeseen developments that may cause actual results to differ from anticipated or desired results:

●	Overall economic and business conditions;
●	Increased competition in the sustainability consumer and retail markets and the industries in which we compete;
●	Changes in the economic, competitive, legal, and business conditions in local and regional markets and in the national and international marketplace;
●	The actions of national, state and local legislative, regulatory, and judicial bodies and authorities;
●	Delays or interruptions in entering into contracts or acquiring necessary assets;
●	The necessity to expand or curtail operations, obtain additional capital, or change business strategy;
●	Changes in technology; and,
●	Any of the other factors discussed in this report, including those factors discussed in the section entitled “Risk Factors”.

As used in this Annual Report, the terms “we”, “us”, “our”, and “Ecoark Holdings” mean Ecoark Holdings, Inc., a Nevada corporation and its consolidated subsidiaries (the “Company”), unless otherwise indicated.

Except as otherwise indicated, dollar amounts and numbers of shares that follow in this report are presented in thousands, except per share amounts.

Item 1 Business

Overview

Ecoark Holdings, Inc. (“Ecoark Holdings”) is a Nevada corporation incorporated on November 19, 2007 that has developed over the past three years through key acquisitions described below and organic growth. Ecoark Holdings is an innovative, emerging growth company focused on the development and deployment of business solutions and products to the retail, agriculture, food service, commercial real estate and architecture, engineering and construction end markets. Ecoark Holdings has assembled a team and portfolio of proprietary, patented technologies to address the waste in operations, logistics and supply chain. Ecoark Holdings accomplishes this through two wholly-owned operating subsidiaries, Ecoark, Inc. (“Ecoark”) and Magnolia Solar, Inc. (“Magnolia Solar”). Further, Ecoark has three operating subsidiaries: Zest Labs, Inc. (“Zest Labs”), Eco3d, LLC (“Eco3d”) and Pioneer Products, LLC (“Pioneer Products” or “Pioneer”). The Company has 117 employees as of the date of this filing.

Our principal executive offices are located at 3333 S. Pinnacle Hills Parkway, Suite 220, Rogers, Arkansas 72758, and our telephone number is (479) 259-2977. Our website address is http://ecoarkusa.com/. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this report.

Reverse Acquisition/Merger

On January 29, 2016, Ecoark Holdings (previously Magnolia Solar Corporation – “MSC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ecoark. Pursuant to the Merger Agreement, Ecoark merged with and into a subsidiary of Ecoark Holdings (the “Merger”). Ecoark and Magnolia Solar continue as the subsidiaries and businesses of Ecoark Holdings.

From a legal perspective, Magnolia Solar Corporation acquired Ecoark; however, in compliance with financial accounting standards, the transaction was accounted for as a “reverse acquisition” in which it was treated as an acquisition of Magnolia Solar Corporation by Ecoark. Thus, the historical information presented prior to March 24, 2016 (the closing date of the Merger) is that of Ecoark.

Prior to the completion of the Merger on March 24, 2016, in a special shareholder meeting on March 18, 2016, the following actions to amend the Articles of Incorporation were undertaken by Ecoark Holdings to:

1.	effect a change in the name of the company from Magnolia Solar Corporation to Ecoark Holdings, Inc.;

2.	effect a reverse stock split of the common stock by a ratio of one-for-two hundred fifty shares (1 for 250);

3.	effect an increase in the number of authorized shares of common stock, par value $0.001 per share, to 100,000; and

4.	effect the creation of 5,000 shares of “blank check” preferred stock.

After giving effect to the Merger and the issuance of common stock to the shareholders of Ecoark, the shareholders of Ecoark received approximately 95% of the shares of Ecoark Holding’s common stock.

Description of Business

Ecoark Holdings operates through two wholly-owned operating subsidiaries, Ecoark and Magnolia Solar. Further, Ecoark has three operating subsidiaries: Zest Labs, Eco3d and Pioneer Products.

Zest Labs

Zest Labs’ Zest Data Services is a secure, multi-tenant cloud-based data collection platform for aggregating and real-time permission-based sharing and analysis of information. Zest Fresh, a fresh food management solution that utilizes the Zest Data Service platform, focuses on three primary value propositions – consistent food quality, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence on every pallet of delivered fresh food. Zest Delivery offers real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Zest Labs was previously known as Intelleflex Corporation. Effective on October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services.

The Zest Fresh value proposition is to reduce fresh food loss by improving quality consistency. In the U.S. produce market, it is reported that roughly 30% of post-harvest fresh food is lost or wasted and therefore not consumed. Both fresh food producers and retailers bear significant expense when harvested food is either rejected due to early spoilage, or reduced in value due to early ripening. Zest Labs believes that a significant portion of this waste can be attributed to inconsistent quality or freshness based on variable post-harvest processing and handling. Fresh food producers and retailers manage food distribution and inventory based on the harvest date, with the assumption that all food harvested on the same day will have the same freshness. However, studies have shown that post-harvest handling can have a significant effect on the actual remaining freshness, and if not properly accounted for, can result in food loss or spoilage ahead of expectations. Zest Fresh empowers fresh food producers and retailers to significantly reduce the post-harvest loss by providing real-time guidance to process adherence, intelligent distribution and best handling practices, thereby providing significant savings to fresh food producers and retailers.

Zest Fresh is offered to fresh food producers and retailers with pricing based on the number of pallets managed by Zest, typically from the field harvest through retail delivery. The Zest service includes a re-usable wireless sensor device that travels with the pallet of fresh food from the field through retail delivery, continuously collecting product condition data. The collected pallet product data is analyzed in real time by the Zest Fresh cloud application, with the fresh food producers and retailers accessing data through Zest web and mobile applications. Zest Fresh provides workers with real-time feedback on the current handling or processing of each pallet, empowering best practice adherence to achieve maximum freshness. Zest Fresh also provides real-time updates as to actual product freshness for each pallet, enabling intelligent routing and inventory management of each pallet in a manner that ensures optimum delivered freshness.

Zest Delivery manages prepared food delivery from the restaurant through to the customer. Zest Delivery manages the delivery container environment, both monitoring and controlling the product condition. The value of Zest Delivery is to manage prepared meals in an ideal state for consumption, while accommodating extended pre-staging or delivery times. Extended pre-staging times are associated with “instant delivery” services of prepared meals, where the meals are often pre-staged in a delivery area ahead of demand. While pre-staging enables fast demand response time, it can result in prepared meals being staged for extended periods. Zest Delivery monitors and controls the delivery container environment to preserve the prepared meal in ideal, ready to consume condition. Zest Delivery also provides the dispatcher with real-time remote visibility to the condition of available meals, and confirming quality prior to dispatch. Zest Delivery provides automated, real-time visibility for a very distributed fleet of drivers, reflecting prepared meal food safety, quality and availability. Zest Delivery is offered to meal delivery companies based on the quantity of delivery containers and frequency of use.

Zest Labs currently holds rights to 65 U.S. patents, numerous related foreign patents, and U.S. copyrights relating to certain aspects of its Zest software, hardware devices including Radio-Frequency Identification (“RFID”) technology, software, and services. In addition, Zest Labs has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services,” and the Zest logo, and numerous other trademarks and service marks. Many of Zest Labs’ products have been designed to include licensed intellectual property obtained from third-parties. Laws and regulations related to wireless communications devices in the jurisdictions in which Zest Labs operates and seeks to operate are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.

Although most components essential to Zest Labs’ business are generally available from multiple sources, certain key components including, but not limited to, microprocessors, enclosures, certain RFID custom integrated circuits, and application-specific integrated circuits (“ASICs”) are currently obtained by Zest Labs from single or limited sources, principally in Asia.

Zest Labs is part of a very competitive industry that markets solutions to cold supply chain users, such as fresh food growers and retailers. Many other companies, that are both more established and have much greater resources compete in this market. While Zest Fresh and Zest Delivery offer new technical approaches and new user value, it remains uncertain if Zest Labs will gain sufficient adoption of its products to make them viable in the market. Further, it is unclear what industry competitors are developing that might address similar user needs. Zest Labs’ products provide a new approach for industry participants, and as with any new approach, adoption is uncertain as many in the industry can be slow to embrace new technology and/or new approaches. These market challenges can lead to extended sales cycles, that may include extended pilot testing often at Zest Labs’ expense, for which the outcome remains unclear until the completion of each test. For these reasons, and others, forecasting new business adoption and future revenue can be very difficult and volatile.

Eco3d

Eco3d is a services-based company that utilizes LiDAR laser scanning technology to capture existing conditions from natural or man-made structures by creating a 3d data point cloud. These point clouds represent highly accurate dimensional data clearly identifying the X, Y, and Z location from the scanner that emitted millions of points of light from a single position. Eco3d scans the same subject area from different positions to provide even more 3d data. The raw data is registered/meshed together to create a federated data set that is then used to create 2d deliverables or 3d models.

This process represents one of the fastest and most accurate forms of non-contact 3d measurement. The value proposition that Eco3d provides involves utilizing this technology to ultimately save money on labor and materials as it relates to project costs. Secondary, but significant additional propositions include measuring at a distance to maintain the safety of the workforce; helping quality assurance or assessment and control of a structure for overall asset management over the life of a project; providing meta-data to be used in the maintenance of the structure; providing virtual design validation; and communicating the existing conditions to allow for prototype solutions.

Eco3d provides this measuring service throughout North America to clients who want to improve their short-term and long-term operational efficiency. The primary markets are construction, manufacturing, real estate, retail, energy, high purity, and healthcare. All of these industries are in their infancy of utilizing this technology which also makes Eco3d their consultant on the integration of this new technology and proprietary processes. The revenue sources from these existing and target industries represent significant market opportunity. Furthermore, this technology will form the basis for the upcoming democratization of augmented reality and virtual reality. The opportunities for integration know no boundaries geographically, politically, or economically. We live in a 3-dimensional world and this is one of the fastest, least expensive, forms of digitizing/computerizing technology.

Pioneer Products

Pioneer Products began by creating new consumer products using plastic reclaimed from post-consumer and retailers’ waste streams. One of these products is Pioneer Products’ “close-looped” 45-gallon trash can. Pioneer Products generates revenue from the sale of products such as plastic trash cans to 3,700 retail stores, including the largest retailer in the continental U.S., Walmart, a major customer of the Company. Pioneer Products’ competitors include large consumer products companies such as Rubbermaid and Hefty.

Building on a platform of proven retail success, Pioneer Products leverages its reputation and strategic network by acting as a broker for other products and companies that fit into its brand portfolio. Pioneer owns direct vendor relationships and vendor numbers with some of the largest retailers in the U.S. This vendor number facilitates introduction of a new product to a retailer. Additionally, Pioneer’s offerings enable Ecoark to play a key role in supporting and making good on some of Walmart’s goals of retail-level sustainability: reduction of waste within its supply chain and operations.

On May 3, 2016, Sable Polymer Solutions, LLC (“Sable”) was acquired by Ecoark Holdings and Pioneer Products for 2,000 shares of Ecoark Holdings common stock. Sable is a wholly-owned subsidiary of Pioneer Products. Sable specializes in the purchase, sale, and processing of post-consumer and post-industrial plastic materials. It provides services to a variety of customers and suppliers throughout the plastics processing industry, from small extruders, molders and scrap collectors to large corporations.

Magnolia Solar

Magnolia Solar is principally engaged in the development and commercialization of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar believes that this technology has the potential to capture a larger part of the solar spectrum to produce high-efficiency solar cells and incorporates a unique nanostructure-based antireflection coating technology to possibly further increase the solar cell’s performance. If these goals are met, there is the potential of significantly reducing the cost per watt. Since its inception, Magnolia Solar has not generated material revenues or earnings as a result of its activities.

Competition

The Company’s subsidiaries operate in markets for products and services that are highly competitive and face aggressive competition in all areas of their business.

The market for cloud-based, real-time supply chain analytic solutions—the market in which Zest Labs competes—is rapidly evolving. There are several new competitors with competing technologies, including companies that have greater resources than Ecoark Holdings, which operate in this space. Some of these companies have brand recognition, established relationships with retailers, and own the manufacturing process.

Eco3d competes in the market for building information modeling for owners, architects, engineers, planners, surveyors, developers, and contractors for redevelopment, civil engineering, and other requirements. The market for these services is highly competitive with several large companies competing. Many large potential customers have their own teams that perform similar functions for their requirements, limiting access to some market participants.

Pioneer Products competes in the market for recycled products to support sustainability programs of its customers. There are currently hundreds of sustainability programs available in the market. These programs are offered through retailers, manufacturers, and service providers. Several competitors operating in this industry are vertically integrated and offer recycled products similar to those sold by Pioneer.

The market for electricity from renewable sources—the market in which Magnolia Solar competes—is still evolving and is dependent on government incentives and subsidies in the U.S. Several large companies and some foreign nation states aggressively compete to expand their portfolio of products/services for renewable energy solutions. Intense competition in the solar power energy sector has created financial pressures for many market participants.

Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products/services compete favorably by offering integrated solutions to their customers. The Company has incurred research and development expenses of $5,979 and $2,801 in the years ended December 31, 2016 and 2015, respectively, to develop its solutions and differentiate those solutions from competitive offerings.

Item 1A. Risk Factors

There are numerous risks affecting our business, some of which are beyond our control. An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment. If any of the following risks actually occur, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment. In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Note that dollar amounts and numbers of shares that follow in this report are presented in thousands, except per share amounts.

Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

RISK FACTORS RELATING TO OUR OPERATIONS

We have experienced losses since our founding. A failure to obtain profitability and achieve consistent positive cash flows would have a significant adverse effect on our business.

We have incurred operating losses since our inception, including a reported net loss attributable to controlling interest of $25,349 and $10,502 for the years ended December 31, 2016 and 2015, respectively. Cash used in operating activities for the years ended December 31, 2016 and 2015 were $14,097 and $7,671, respectively. We expect to continue to incur operating losses through at least 2017. As of December 31, 2016, we had cash of $1,495, working capital of $1,470, and an accumulated deficit of $61,936. To date, we have funded our operations principally through the sale of our capital stock and debt instruments. We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We require additional financing to support our operations. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new equity financing could have a substantial dilutive effect on our existing stockholders.

At December 31, 2016, we had cash of $1,495, working capital of $1,470 and an accumulated deficit of $61,936. While we closed a $17,320 Private Offering on April 28, 2016, we will need to raise additional capital and our cash position may decline in the future. We may not be successful in maintaining an adequate level of cash resources. We continue to seek additional debt or equity financing in order to support our growing operations. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders. If we cannot obtain additional financing, we will not be able to achieve the sales growth that we need to cover our costs, and our results of operations would be negatively affected.

The Company raised additional debt and equity financing in 2017 as described in Note 16 to the consolidated financial statements and filed an $80,000 shelf registration with the SEC in 2016, a portion of which has already been utilized. Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. The Company is engaged in discussions with a potential major customer to significantly increase revenues and expand operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

We cannot predict our future results because we have a limited operating history.

Our direct wholly-owned subsidiaries, Ecoark and Magnolia Solar were formed on November 28, 2011 and January 8, 2008, respectively. Ecoark began realizing revenues from operations in 2012. Magnolia Solar has not generated any significant revenue. Given our limited operating history, it may be difficult to evaluate our performance or prospects. You should consider the uncertainties that we may encounter as a company that should still be considered an early stage company. These uncertainties include:

●	our ability to market our services and products for a profit;
●	our ability to recruit and retain skilled personnel;
●	our ability to secure and retain key customers; and,
●	our evolving business model.

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

Recent sales have been highly concentrated with one or two major customers, and loss of a major customer would have a significant adverse effect on our business.

As disclosed in our financial statements, sales to two major customers represent significant percentages of total sales. While we do not anticipate loss of any major customer, such a loss could have a significantly negative impact on our business and cash flows.

If we are unable to develop and generate additional demand for our services or products, we will likely suffer serious harm to our business.

We have invested significant resources in developing and marketing our services and products. Some of our services and products are often considered complex and often involve a new approach to the conduct of business by our customers. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our services and products in order to generate additional demand. The market for our services and products may weaken, competitors may develop superior offerings or we may fail to develop acceptable solutions to address new market conditions. Any one of these events could have a material adverse effect on our business, results of operations, cash flow and financial condition.

Undetected errors or failures in our software or services could result in loss or delay in the market acceptance for our products or lost sales.

Because our software services and products, and the environments in which they operate, are complex, our software and products may contain errors that can be detected at any point in its lifecycle. While we continually test our services and products for errors, errors may be found at any time in the future. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our services and products, diversion of development resources, injury to our reputation, increased service and warranty costs, license terminations or renegotiations or costly litigation. Additionally, because our services and products support or rely on other systems and applications, any software or hardware errors or defects in these systems or applications may result in errors in the performance of our service or products, and it may be difficult or impossible to determine where the error resides.

We may not be competitive, and increased competition could seriously harm our business.

Relative to us, some of our current competitors or potential competitors of our products and services may have one or more of the following advantages:

●	longer operating histories;
●	greater financial, technical, marketing, sales and other resources;
●	positive cash flows from operations;
●	greater name recognition;
●	a broader range of products to offer;
●	an established intellectual property portfolio;
●	a larger installed base of customers;
●	superior customer service;
●	higher levels of quality and reliability;
●	dependable and efficient distribution networks; and
●	competitive product and services pricing.

Although no single competitive factor is dominant, current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their offerings that are competitive with our products and services, which may result in increased competition. We cannot assure that we will be able to compete successfully against current or future competitors. Increased competition in mobile data capture products, software, and related products and solutions, or supplies may result in price reductions, lower gross profit margins, and loss of market share, and could require increased spending on research and development, sales and marketing, and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products, which may create additional pressures on our competitive position in the marketplace.

Sales to many of our target customers involve long sales and implementation cycles, which may cause revenues and operating results to vary significantly.

A prospective customer’s decision to purchase our services or products may often involve lengthy evaluation and product qualification processes. Throughout the sales cycle, we anticipate often spending considerable time educating and providing information to prospective customers regarding the use and benefits of our services and products. Budget constraints and the need for multiple approvals within these organizations may also delay the purchase decision. Failure to obtain the timely required approval for a particular project or purchase decision may delay the purchase of our services or products. As a result, we expect that the sales cycle for some of our services and products will typically range from 90 days to more than 360 days, depending on the availability of funding to the prospective customer. These long cycles may cause delays in any potential sale, and we may spend a large amount of time and resources on prospective customers who decide not to purchase our services or products, which could materially and adversely affect our business.

Additionally, some of our services and products are designed for corporate customers, which requires us to maintain a sales force that understands the needs of these customers, engages in extensive negotiations and provides high-level support to complete sales. If we do not successfully market our services and products to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

We will not be able to develop or continue our business if we fail to attract and retain key personnel.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management team and other key personnel. The loss of the services of our executive officers or other key employees could adversely affect our business. Competition for qualified personnel possessing the skills necessary to implement our strategy is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully. We have obtained “key person” life insurance policies covering certain employees.

Our success will depend to a significant degree upon the continued contributions of our key management, engineering and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Randy May, our Chief Executive Officer, Peter Mehring, President of Zest Labs and Ken Smerz, President of Eco3d. If Messrs. May, Mehring or Smerz, or any other key members of our management team, leave our employment, our business could suffer and the share price of our common stock would likely decline. Although we have entered into an employment agreement with each of Messrs. May, Mehring and Smerz, one or more of them may voluntarily terminate his services at any time.

If we do not protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed.

Much of our software and underlying technology is proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and through copyright, patent, trademark, and trade secret laws. However, all of these measures afford only limited protection and may be challenged, invalidated, or circumvented by third parties. Any patent licensed by us or issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property in a cost-effective manner.

Third parties claiming that we infringe their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products and services.

From time to time, we might receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. Because of constant technological change in the markets in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our products, pay monetary amounts as damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. We cannot assure you that any royalty or licensing arrangements that we may seek in such circumstances will be available to us on commercially reasonable terms or at all. We may incur significant expenditures to investigate, defend and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

Periods of sustained economic adversity and uncertainty could negatively affect our business, results of operations and financial condition.

Demand for our services and products depend in large part upon the level of capital and maintenance expenditures by many of our customers. Lower budgets could have a material adverse effect on the demand for our services and products, and our business, results of operations, cash flow and overall financial condition would suffer.

Disruptions in the financial markets may have an adverse impact on regional and world economies and credit markets, which could negatively impact the availability and cost of capital for us and our customers. These conditions may reduce the willingness or ability of our customers and prospective customers to commit funds to purchase our services or products, or their ability to pay for our services after purchase. These conditions could result in bankruptcy or insolvency for some customers, which would impact our revenue and cash collections. These conditions could also result in pricing pressure and less favorable financial terms in our contracts and our ability to access capital to fund our operations.

Patents, trademarks, copyrights and licenses are important to the Company’s business, and the inability to defend, obtain or renew such intellectual property could adversely affect the Company’s operating results.

The Company currently holds rights to patents and copyrights relating to certain aspects of its solar panel technology, RFID technology, software, and services. In addition, the Company has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for "Intelleflex," the Intelleflex logo, "Zest," "Zest Data Services," the Zest logo, and numerous other trademarks and service marks. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

Many of Zest Labs’ products are designed to include intellectual property obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained at all.

Final assembly of certain products is performed by third-party manufacturers. We may be dependent on these third-party manufacturers as a sole-source of supply for the manufacture of such products.

A failure by such manufacturers to provide manufacturing services to us, or any disruption in such manufacturing services, may adversely affect our business results. We may incur increased business disruption risk due to the dependence on these third-party manufacturers, as we are not able to exercise direct control over the assembly or related operations of certain of our products. If these third-party manufacturers experience business difficulties or fail to meet our manufacturing needs, then we may be unable to satisfy customer product demands, lose sales, and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without such third parties continuing to manufacture our products, we may have no other means of final assembly of certain of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming.

Failure of information technology systems and breaches in data security could adversely affect the Company’s financial condition and operating results.

Information technology system failures and breaches of data security could disrupt the Company’s operations by causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, or resulting in the unintentional disclosure of customer or Company information. Management has taken steps to address these concerns by implementing sophisticated network security and internal control measures. There can be no assurance, however, that a system failure or data security breach will not have a material adverse effect on the Company’s financial condition and operating results.

The Company is subject to risks associated with laws, regulations and industry-imposed standards related to wireless communications devices.

Laws and regulations related to wireless communications devices in the many jurisdictions in which Zest Labs operates and seeks to operate are extensive and subject to change. Such changes, which could include but are not limited to restrictions on production, manufacture, distribution, and use of the device, may have a material adverse effect on the Company’s financial condition and operating results.

Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates, which may have a material adverse effect on the Company’s financial condition and operating results.

The Company relies on access to third-party patents and intellectual property, and the Company’s future results could be materially adversely affected if it is alleged or found to have infringed intellectual property rights.

Many of Zest Labs’ products are designed to include third-party intellectual property, and it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods. Although the Company believes that, based on past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms, there is no assurance that the necessary licenses would be available on acceptable terms or at all.

Because of technological changes in the business software, web and device applications, sensors and sensor-based devices, and RFID and wireless communication industries, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of Zest Labs’ products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, Zest Labs may be notified that it may be infringing such rights. Responding to such claims, regardless of their merit, can consume significant time and expense. In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requires it to pay royalties to a third party, the Company’s financial condition and operating results could be materially adversely affected.

The inability to obtain certain raw materials could adversely impact the Company’s ability to deliver on its contractual commitments which could negatively impact operations and cash flows.

Although most components essential to the Company's business are generally available from multiple sources, certain key components including, but not limited to, microprocessors, enclosures, certain RFID custom integrated circuits, and application-specific integrated circuits are currently obtained by the Company from single or limited sources. Magnolia Solar is also developing nanostructured optical coating technology to improve the solar cell performance. The raw materials for this effort are glass, quartz, silicon wafers and nitrogen gas. Some key components, while currently available to the Company from multiple sources, are at times subject to industry-wide availability constraints and pricing pressures. If the supply of a key or single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delayed shipment of completed products to the Company, the Company's ability to ship related products in desired quantities, and in a timely manner, could be adversely affected. The Company's business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if suppliers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. The Company attempts to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. Consistent with industry practice, the Company acquires components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. However, adverse changes in the supply chain of the Company’s vendors may adversely impact the supply of key components.

Our solar products have never been sold on a commercial basis, and we do not know whether they will be accepted by the market.

According to the BP Statistical Review of World Energy published in 2016, the cumulative installed solar PV capacity was about 231 Gigawatt hours at the end of 2015. Total global production of electricity was about 24,098 terawatt hours in 2015. Thus, at the end of 2015 less than 1 percent of electric power came from solar photovoltaic sources. Even with many advances in the solar photovoltaic technology, adoption of solar photovoltaic power technology by energy users remains low and the total solar electricity production capacity remains well below one percent of the world consumption of electricity. Thus, the solar energy market is at a relatively early stage of development and the extent to which solar modules will be widely adopted is uncertain. If our products are not accepted by the market, our business, prospects, results of operations and financial condition will suffer. Moreover, demand for solar modules in our targeted markets may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our proposed products and our ability to sell them at a lower price per watt may be affected by a number of factors, many of which are beyond our control, including, but not limited to:

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

If our proposed products fail to gain sufficient market acceptance, our business plans, prospects, results of operations and financial condition may suffer.

Our ability to manufacture and distribute commercially viable solar cells is unproven, which could have a detrimental effect on our ability to generate or sustain revenues.

The technologies we will use to manufacture solar cells have never been utilized on a commercial basis. Our technology, while intended to create highly efficient solar cells may never achieve technical or commercial viability. All of the tests conducted to date by us with respect to the technology have been performed in a limited scale environment and the same or similar results may not be obtainable at competitive costs on a large-scale commercial basis. We have never utilized technology under the conditions or in the volumes that will be required for us to be profitable and cannot predict all of the difficulties that may arise. Accordingly, our technology may not perform successfully on a commercial basis and may never generate any revenues or be profitable.

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

RISK FACTORS RELATING TO OUR COMMON STOCK AND WARRANTS

We have a substantial number of authorized common and preferred shares available for future issuance that could cause dilution of our stockholders’ interests and adversely impact the rights of holders of our common stock.

We have a total of 100,000 shares of common stock and 5,000 shares of preferred stock authorized for issuance. As of March 10, 2017, we have 39,176 shares of common stock issued and outstanding and no preferred shares issued or outstanding. As of March 10, 2017, we had 55,369 shares of common stock and 5,000 shares of preferred stock available for issuance. Further, out of the 60,824 unissued shares of common stock, as of March 10, 2017, we have 5,455 shares available for future grants under our stock incentive plans. Up to 1,043 shares may be issued related to conversion of convertible notes and warrants described in Note 16 to the consolidated financial statements that describes events subsequent to December 31, 2016. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock would result in a significant reduction of the percentage interest of existing or future investors. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act may significantly and negatively affect the prevailing market price for our common stock. The future sales of shares of our common stock issuable upon the exercise of outstanding warrants and options may have a depressive effect on the market price of our common stock, as such warrants and options would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.

We effected our 1-for-250 reverse stock split on March 18, 2016. However, we cannot assure you that we will be able to comply with the minimum price requirements or minimum equity levels of the NASDAQ Capital Market.

We effected our 1-for-250 reverse stock split on March 18, 2016, with the intent to list our common stock on the NASDAQ Capital Market. We effectuated the reverse stock split in order to achieve the requisite increase in the market price of our common stock to be in compliance with the minimum price requirements of the NASDAQ Capital Market. We cannot assure you that the market price of our common stock or our stockholders’ equity will remain at the levels required for continuing compliance with the requirements. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock or stockholders’ equity and jeopardize our ability to maintain the NASDAQ Capital Market’s minimum price and equity requirements.

There may not be an active market for shares of our common stock.

Our common stock is quoted on the OTCQX which is maintained by the OTC Market Group Inc. under the symbol “EARK”. However, no assurance can be given that an active trading market for our common stock will further develop and continue. As a result, it may become more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock. If we are unable to achieve the NASDAQ Capital Market listing requirements, our common stock would continue to trade on the OTCQX.

Following the reverse stock split, the market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that we will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

Our stock could be subject to volatility.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

●	actual or anticipated fluctuations in our quarterly and annual results;
●	changes in market valuations of companies in our industry;
●	announcements by us or our competitors of new strategies, significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other material developments that may affect our prospects;
●	shortfalls in our operating results from levels forecasted by management;
●	additions or departures of key personnel;
●	sales of our capital stock in the future;
●	liquidity or cash flow constraints; and,
●	fluctuations in stock market prices and volume, which are particularly common for the securities of emerging technology companies, such as us.

We may not pay dividends on our common stock in the foreseeable future.

We have not paid any dividends on our common stock to date. We are unlikely to pay dividends at any time in the foreseeable future; rather, we are likely to retain earnings, if any, to fund our operations and to develop and expand our business.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We continue to issue additional securities to raise capital. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our stockholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. It currently leases office and production space at the following locations: Rogers, Arkansas; Phoenix, Arizona; Flowery Branch, Georgia; Albany, New York; San Jose, California; and Woburn, Massachusetts. The Flowery Branch location is a manufacturing facility that contains extrusion and other equipment. The other locations are principally office facilities located in office buildings or office parks. The current property leases are considered adequate for operations and do not extend beyond five years.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently involved in any pending legal proceeding or litigation other than one suit filed to collect a receivable from a customer. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, from April 22, 2016, was quoted on the OTCQB market and since December, 2016 on the OTCQX market maintained by the OTC Market Group Inc. under the symbol “EARK”. From February 6, 2010 to April 21, 2016, our common stock was listed on the over the counter market under the symbol MGLT. The following table sets forth the high and low prices for our common stock for the periods indicated, as reported by the OTCQB/QX. These prices have been retroactively adjusted for the reverse 1-for-250 stock split that occurred on March 18, 2016, in accordance with Staff Accounting Bulletin (“SAB”) Topic 4:C.

2017	HIGH	LOW
First Quarter (through March 10)	$7.10	$3.99

2016	HIGH	LOW
First Quarter	$18.00	$8.65
Second Quarter	$22.00	$12.00
Third Quarter	$21.00	$7.00
Fourth Quarter	$9.25	$4.48

2015	HIGH	LOW
First Quarter	$12.50	$3.75
Second Quarter	$17.53	$5.00
Third Quarter	$6.50	$3.75
Fourth Quarter	$15.00	$2.50

Holders

As of March 10, 2017, the last reported sales price reported on the OTC Markets Inc. for our common stock was $7.10 per share. As of the date of this filing, we had approximately 717 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Island Stock Transfer, located at 15550 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Dividends

We have never declared or paid any cash dividends on our capital stock.  The payment of dividends on our common stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our Board of Directors may consider appropriate.  We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended December 31, 2016 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition. This discussion should be read in conjunction with the accompanying audited financial statements, and notes thereto, included elsewhere in this report. The information contained in this discussion is subject to a number of risks and uncertainties. We urge you to review carefully the sections of this report entitled “Risk Factors” and “Forward-Looking Statements” for a more complete discussion of the risks and uncertainties associated with an investment in our securities.

Dollar amounts and numbers of shares that follow in this report are presented in thousands, except per share amounts.

OVERVIEW

Ecoark Holdings has grown over the past three years through key acquisitions and organic growth. Ecoark Holdings is an innovative, emerging growth company focused on the development and deployment of business solutions and products to the retail, agriculture, food service, commercial real estate and architecture, engineering and construction end markets. Ecoark Holdings has assembled an experienced management team and a portfolio of proprietary, patented technologies to address the waste in operations, logistics and supply chain.

Ecoark effected a reverse acquisition of the Magnolia Solar Corporation on March 24, 2016 (also referred to as the Merger). Accounting standards required that the transaction be accounted for as an acquisition by Ecoark, therefore the 2015 financial statements and results up through the acquisition date of March 24, 2016 are those of Ecoark, not including Magnolia Solar Corporation. The 2016 results of Magnolia Solar subsequent to the acquisition consisted of $254 of expenses and no revenues, so no further discussion of Magnolia Solar is included in the results of operations for Ecoark Holdings discussed below.

The Company’s principal source of revenues in 2016 and 2015 was Pioneer Products’ sale of recycled plastics products included in our Products segment. Sales of products in 2016 were $9,482 which included $4,435 from Sable (a subsidiary of Pioneer), which was acquired in May 2016. Sales of products in 2015 were $5,020. Margins on product sales are minimal.

Revenues and gross margins for our Services segment represent the results from Eco3d’s mapping, modeling and consulting business. Gross margins in that business have exceeded 60%. The Services segment also includes expenses of Zest Labs. To date Zest Labs has achieved small sales of component products, but no services revenues. Zest Labs’ operating expenses are included in the Services segment and consist principally of $5,979 of research and development expenses in 2016 which were more than double the amount in 2015. The Company believes that Zest Labs’ fresh food management solutions will provide significant services revenues in the future.

The Company incurred significant costs in 2016 relating to raising capital, the acquisitions and compliance with SEC regulatory requirements, including those of the Sarbanes-Oxley Act. Significant progress has been achieved in raising additional capital in the first quarter of 2017 as described below under Liquidity and Capital Resources and in Note 16 to the consolidated financial statements that describes events subsequent to December 31, 2016.

Additional information on our services and products is discussed under the section of this report entitled “Business.”

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2016 and 2015

Revenues

Net sales for the year ended December 31, 2016 were $14,403 as compared to $7,676 for the year ended December 31, 2015. The 88% increase was attributable to the acquisition of Sable which contributed $4,435 in 2016 and the expanded operations of Eco3d. Product sales of $9,482 in 2016 increased 89% from the $5,020 achieved in 2015. The increase was principally due to the acquisition of Sable in May 2016, offset by a small decrease in sales of Pioneer Products’ plastic products manufactured from recycled and other material. Revenue from services of $4,921 in 2016 increased 85% from the $2,656 recorded in 2015. Expansion of the 3d mapping, modeling and consulting business drove the increase in service revenues as Eco3d increased the number of customers which resulted in increases in projects completed for customers.

Cost of Revenues and Gross Profit

Cost of revenues for the year ended December 31, 2016 was $11,847 as compared to $5,946 for the year ended December 31, 2015. The 99% increase was directly related to the increase in revenues. The improvement in gross profit from $1,730 in 2015 to $2,556 in 2016 was principally achieved as a result of the growth in higher margin services revenues at Eco3d. Services achieved a gross margin of 63% in 2016 compared with 64% in 2015. However, total gross margin decreased from 23% in 2015 to 18% in 2016 due to the heavier weighing of lower margin product sales. Margins for products were a negative 6% in 2016 compared to 0% margin in 2015. The negative margin for products in 2016 is the result of transformation efforts at Sable subsequent to the acquisition in May 2016.

Operating Expenses

Operating expenses for 2016 were $27,406 as compared to $11,418 for 2015. The 140% increase of $15,988 was primarily attributable to the increase in operating expenses for our Services segment. The Pioneer Products operational activities described above required relatively limited home office support. Therefore, most of the operating expenses discussed below were allocated to the Services segment. The Services segment includes activities relating to Zest Labs for which the Company has invested considerable resources for support and funding, including expenditures for research and development which are expensed as incurred, the increase in the number of employees to support the revenue growth at Eco3d and costs associated with the Merger and subsequent capital and financing activities.

Salaries and Salary Related Costs

Salaries and related costs for the year ended December 31, 2016 were $7,708, up 149% from $3,090 for the year ended December 31, 2015. The increase resulted from $2,011 of share-based compensation that did not require cash payments, a $1,645 increase over 2015. That cost was principally derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized. Additional information on that equity expense can be found in Note 10 to the consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 718-10. Management was added to the Company in 2016 related to the Merger and to obtain the skills necessary to fulfill regulatory and other requirements of being a publicly traded company. Those additions increased salary and related costs.

Staff was also added at Eco3d to support the expanded operations referred to above regarding the 85% increase in sales as they nearly doubled the number of employees, including client-serving professionals and support staff. The Company also engaged a professional employer organization to handle payroll, benefits and human resources activities, which has positioned the Company for growth and led to an increase in benefits available and associated costs. In addition, a number of individuals who were previously utilized as contractors became employees.

Professional Fees and Consulting

Professional fees and consulting expenses for the year ended December 31, 2016 of $8,559, were up 318% from $2,048 incurred for the year ended December 31, 2015, as a result of costs relating to the Merger, outside services related to the Company taking on additional public reporting responsibilities including Sarbanes-Oxley Act compliance and share-based compensation provided to certain contractors and costs associated with subsequent capital and financing arrangements.

Share-based non-cash compensation of $4,697 in 2016 was up from $894 recorded in 2015. A portion of that cost was calculated using a Black-Scholes model which can vary based on assumptions utilized. Additional information on that equity expense can be found in Note 10 to the consolidated financial statements, which complies with critical accounting policies driven by ASC 505-50. Shares and warrants were provided to investment bankers and attorneys who facilitated the Merger, to other advisors who assisted in raising capital and to other consultants to the Company.

Cash expenses were incurred for attorneys, accountants, financial advisors and other consultants in 2016 that were significantly higher than in 2015. A portion of those costs are not expected to recur, however that will depend on future capital raising activities and other initiatives in which the Company is engaged.

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2016 were $3,040 compared with $2,253 for the year ended December 31, 2015. The increase was principally due to costs relating to Zest Labs pilot projects conducted with a major retailer and with a fresh food delivery organization.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the year ended December 31, 2016 were $2,120 compared to $1,226 for the year ended December 31, 2015. The 73% increase resulted from impairment charges related to intangible assets recorded in the Sable acquisition. A review of that business in the fourth quarter resulted in ceasing business with a number of unprofitable customers, outsourcing densification operations and deciding to sell related equipment as part of the post-acquisition transformation initiatives at Sable.

In the fourth quarter of 2016, the Company performed a review of the recoverability of its long-lived assets in compliance with critical accounting policies under ASC 360. Principally as a result of abandoning Sable customers, impairments were recorded against the customer lists identifiable intangible assets of $553. A related testing of goodwill impairment was performed that resulted in a $682 write-down of the $1,264 recorded in the acquisition. These impairment charges more than offset the reduction of amortization of certain customer list intangibles resulting from the 2013 acquisition of Pioneer Products that became fully amortized in September 2015.

Densification and related equipment at Sable was reduced to estimated fair values totaling $203 net of costs to sell, and an impairment charge of $326 was recorded. If the estimates of fair value that we consider reasonable are not proven to be accurate, adjustments will be recognized in 2017 when the assets are expected to be sold.

Research and Development

Research and development expense increased 114% to $5,979 in 2016 compared with $2,801 in 2015. These costs related primarily to development of the Zest Fresh solution as multiple pilots of the solution were completed in 2016. Significant research and development expenditures related to Zest Fresh are expected to continue.

Interest and Other Expense

Interest expense, net of interest income, for the year ended December 31, 2016 was $355 as compared to $785 for the year ended December 31, 2015. The 55% decrease was a result of lower interest accruing on related-party debt due to a decrease in interest rates and a shift toward equity capital as opposed to debt. The related-party debt was retired during 2016. Additional information on related-party debt can be found in Notes 9 and 16 to the consolidated financial statements. A loss on retirement of assets at Zest Labs of $25 was recorded in 2016.

Net Loss

Net loss for the year ended December 31, 2016 was $25,230 as compared to $10,473 for the year ended December 31, 2015. The $14,757 increase in net loss was primarily due to the $15,988 increase in operating expenses described above offset by an increase of $826 in gross profit and a decrease in net interest expense of $430. Net loss attributable to controlling interest for the years ended December 31, 2016 and 2015, respectively, was $25,349 and $10,502. As described in Note 12 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $53,858 at December 31, 2016 that can be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements.

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

At December 31, 2016 and 2015 we had cash of $1,495 and $1,962, respectively, and working capital of $1,470 at the end of 2016 compared with a working capital deficit of $2,153 at the end of 2015. The increase in working capital was principally due to the increase from the issuance of common stock in a private placement offering and the decrease in the current portion of long-term debt due to repayments of related-party debt and the conversion of debt to equity. The Company is dependent upon raising additional capital from future financing transactions.

Net cash used in operating activities was $14,097 for the year ended December 31, 2016, as compared to net cash used in operating activities of $7,671 for the year ended December 31, 2015. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments.

Net cash used in investing activities was $3,324 for the year ended December 31, 2016, as compared to net cash provided by investing activities of $25 for the year ended December 31, 2015. Net cash used in investing activities is related to purchases and redemptions of certificates of deposit, purchases of property and equipment, and a pre-acquisition investment in Sable.

Net cash provided by financing activities in 2016 was $16,954, including $17,575 from the issuance of common stock, primarily $17,320 (net of fees) raised in a private placement offering, proceeds from a line of credit of $500 and proceeds from the exercise of warrants issued in the private placement offering of $487, offset by net repayments of related-party debt of $1,329 and repayments of long-term debt of $279. In 2015, $8,461 received from the sale of common stock was offset by $1,073 net payments of debt.

At December 31, 2016, $1,685 of Ecoark Holdings’ notes payable and current portion of long-term debt was due in 2017 with the remainder of long-term debt of $642 due over the following two years including $628 due in 2018. Future minimum lease payments required under operating leases are as follows: 2017 - $796, 2018 - $753, 2019 - $606, 2020 - $300, and 2021 - $25. Other less significant commitments and contingencies are disclosed in Note 11 to the consolidated financial statements.

Since our inception, the Company has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations in the future. We will need to raise additional funds in the future so that it can continue to expand its operations and repay its indebtedness. The inability to obtain additional capital may restrict our ability to grow and may reduce the ability to continue to conduct business operations.

As more fully described in Note 16 to the consolidated financial statements, subsequent to December 31, 2016 the Company has been successful in raising over $13,000 through convertible notes and securities purchase agreements. Some of those notes have involved related parties, including directors and officers of the Company. We believe that the terms of those notes and agreements are consistent with terms available in the market for similar instruments with commensurate risk.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ecoark Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ecoark Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2016 and 2015. Ecoark Holdings, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes, examining, on a test, basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecoark Holdings, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its consolidated operations and its consolidated cash flows for each of the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial losses and needs to obtain additional financing to continue the development of their products. The lack of profitable operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ecoark Holdings, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017, expressed an unqualified opinion.

KBL, LLP

/s/ KBL, LLP
New York, NY
March 15, 2017

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands, except per share data)
	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash	$1,495	$1,962
Certificates of deposit (pledged as collateral for lines of credit)	2,008	-
Accounts receivable, net of allowance of $139 and $2 as of December 31, 2016 and 2015, respectively	2,580	972
Inventory, net of reserves	2,053	743
Prepaid expenses	296	161
Assets held for sale	203	-
Other current assets	19	130
Total current assets	8,654	3,968
NON-CURRENT ASSETS
Property and equipment, net	2,942	363
Intangible assets, net	1,647	852
Other assets	55	25
Total non-current assets	4,644	1,240
TOTAL ASSETS	$13,298	$5,208

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,135	$1,074
Accrued liabilities	3,364	543
Note payable	1,500	-
Current portion of long-term debt	185	3,175
Debt - related parties	-	1,329
Total current liabilities	7,184	6,121
NON-CURRENT LIABILITIES
Long-term debt, net of current portion	642	-
COMMITMENTS AND CONTINGENCIES	-	-
Total liabilities	7,826	6,121

STOCKHOLDERS’ EQUITY (DEFICIT) (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 38,303 and 27,706 shares issued and outstanding as of December 31, 2016 and 2015, respectively	38	28
Additional paid-in-capital	67,370	35,796
Subscription receivable	-	(55)
Accumulated deficit	(61,936)	(36,587)
Total stockholders’ equity (deficit) before non-controlling interest	5,472	(818)
Non-controlling interest	-	(95)
Total stockholders’ equity (deficit)	5,472	(913)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,298	$5,208

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	(Dollars in thousands, except per share, data)
	2016	2015
REVENUES
Revenue from product sales	$9,482	$5,020
Revenue from services	4,921	2,656
	14,403	7,676
COST OF REVENUES
Cost of product sales, including $193 of depreciation expense on manufacturing equipment in 2016	10,011	4,999
Cost of services	1,836	947
	11,847	5,946
GROSS PROFIT	2,556	1,730
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation of $2,011 and $366 in 2016 and 2015, respectively	7,708	3,090
Professional fees and consulting, including share-based compensation of $4,697 and $894 in 2016 and 2015, respectively	8,559	2,048
Selling, general and administrative	3,040	2,253
Depreciation, amortization and impairment	2,120	1,226
Research and development	5,979	2,801
Total operating expenses	27,406	11,418
Loss from operations	(24,850)	(9,688)

OTHER EXPENSES:
Interest expense, net of interest income	(355)	(785)
Loss on retirement of assets	(25)	-
Total other expenses	(380)	(785)
LOSS BEFORE PROVISION FOR INCOME TAXES	(25,230)	(10,473)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	(25,230)	(10,473)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	119	29
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(25,349)	$(10,502)

NET LOSS PER SHARE
Basic	$(0.75)	$(0.36)
Diluted	$(0.75)	$(0.36)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE	(Number of shares in thousands)
Basic	33,827	29,344
Diluted	37,431	29,395

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Dollar amounts and number of shares in thousand)
	Preferred		Common		Additional Paid-In-	Subscription	Accumulated	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interest	Total
Balances at January 1, 2015	-	$-	27,643	$28	$18,660	$(31)	$(26,085)	$(124)	$(7,552)

Re-issuance of treasury shares for cash, net of expenses	-	-	-	-	8,485	(55)	-	-	8,430

Shares issued for services rendered	-	-	63	-	894	-	-	-	894

Collection of subscription receivable	-	-	-	-	-	31	-	-	31

Re-issuance of treasury shares for debt conversion	-	-	-	-	7,391	-	-	-	7,391

Share-based compensation – options	-	-	-	-	366	-	-	-	366

Net loss for the year	-	-	-	-	-	-	(10,502)	29	(10,473)

Balances at December 31, 2015	-	-	27,706	28	35,796	(55)	(36,587)	(95)	(913)

Re-issuance of treasury shares for cash, net of expenses	-	-	-	-	200	-	-	-	200

Shares issued for cash in private placement, net of expenses	-	-	4,337	4	17,316	-	-	-	17,320

Shares held by Magnolia Solar Corporation at time of merger	-	-	1,351	1	-	-	-	-	1

Shares issued in exercise of warrants	-	-	100	-	487	-	-	-	487

Cancellation of treasury shares at time of merger	-	-	-	-	58	-	-	-	58

Collection of subscription receivable	-	-	-	-	-	55	-	-	55

Shares issued for services rendered	-	-	743	1	3,423	-	-	-	3,424

Warrants issued for services rendered	-	-	-	-	312	-	-	-	312

Share-based compensation – options	-	-	-	-	1,419	-	-	-	1,419

Share-based compensation – stock-employees	-	-	32	-	161	-	-	-	161

Share-based compensation – stock grants - employees	-	-	-	-	1,292	-	-	-	1,292

Share-based compensation – stock-Board of Directors	-	-	9	-	100	-	-	-	100

Shares issued for company acquisition	-	-	2,000	2	3,784	-	-	-	3,786

Shares issued in exchange for noncontrolling interest	-	-	525	1	23	-	-	(24)	-

Shares issued for conversion of long-term debt	-	-	1,500	1	2,999	-	-	-	3,000

Net loss for the period	-	-	-	-	-	-	(25,349)	119	$(25,230)

Balances at December 31, 2016	-	$-	38,303	$38	$67,370	$-	$(61,936)	$-	$5,472

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	(Dollars in thousands)
	2016	2015
Cash flows from operating activities:
Net loss attributable to controlling interest	$(25,349)	$(10,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares of common stock issued for services rendered	3,685	894
Depreciation, amortization and impairment, including $193 included in cost of product sales in 2016	2,313	1,226
Share-based compensation - options	1,419	366
Share-based compensation – stock grants	1,292	-
Warrants issued for services rendered	312	-
Loss on retirement of assets	25	-
Cash acquired in acquisition	41	-
Cash acquired in merger	17	-
Change in non-controlling interest on cash	119	29
Interest reinvested in certificates of deposit	(8)	-
Changes in assets and liabilities:
Accounts receivable	(358)	(88)
Inventory	(551)	160
Prepaid expenses	(124)	(10)
Other assets	105	(130)
Accounts payable	281	107
Accrued liabilities	2,684	277
Net cash used in operating activities	(14,097)	(7,671)

Cash flows from investing activities:
Purchases of certificates of deposit	(3,500)	-
Redemption of certificates of deposit	1,500	-
Purchases of property and equipment	(724)	(60)
Pre-acquisition investment in Sable	(600)	-
Collection of notes receivable - related party	-	100
Acquisition of intangible assets	-	(15)
Net cash provided by (used in) investing activities	(3,324)	25

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of fees	17,320	31
Re-issuance of treasury shares for cash, net of expenses	200	8,430
Collection of subscription receivable	55	-
Proceeds from line of credit (debt)	500	-
Repayments of long-term debt	(279)	(273)
Proceeds from issuances of debt - related parties	185	1,875
Repayments of debt – related parties	(1,514)	(2,675)
Exercise of warrants	487	-
Net cash provided by financing activities	16,954	7,388
NET DECREASE IN CASH	(467)	(258)
Cash - beginning of year	1,962	2,220
Cash - end of year	$1,495	$1,962

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$413	$551
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Long-term debt converted to common stock	$3,000	$-
Intangibles acquired in merger	$77	$-
Payables assumed in merger	$59	$-
Treasury stock re-purchased for release of guarantee	$-	$393
Treasury stock re-issued for debt conversion - related parties	$-	$7,391
Accrued interest converted into debt - related parties	$-	$235
Assets and liabilities acquired in acquisition of Sable:
Receivables, net	$1,250	$-
Inventory	$759	$-
Property and equipment	$2,822	$-
Identifiable intangible assets	$1,028	$-
Goodwill	$1,264	$-
Other assets	$36	$-
Payables and liabilities assumed	$883	$-
Debt assumed	$2,531	$-

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings, Inc. (“Ecoark Holdings”) is an innovative and growth-oriented company founded in 2007 that develops and deploys intelligent technologies and products in order to meet the demand for sustainable, integrated solutions to contemporary business needs. Ecoark Holdings is a holding company that supports the businesses of its subsidiaries in providing technological solutions for customers to achieve ecological conservation through improvements in efficiency or reduction of waste. Ecoark Holdings is the parent company of Ecoark, Inc. and Magnolia Solar Inc.

Ecoark, Inc. (“Ecoark”) was founded in 2011 and is located in Rogers, Arkansas, the home office for Ecoark and Ecoark Holdings. Ecoark merged into a wholly-owned subsidiary of Magnolia Solar Corporation (“MSC”) on March 24, 2016, with Ecoark as the surviving entity. At the merger, MSC changed its name to Ecoark Holdings, Inc. Ecoark is the parent company of Eco3d, Eco360, Pioneer Products and Zest Labs (formerly known as Intelleflex Corporation).

Eco3d, LLC (“Eco3d”) is located in Phoenix, Arizona and provides customers with 3d technologies. Eco3d was formed by Ecoark in November 2013 and Ecoark owned 65% of the LLC. The remaining 35% was reflected as non-controlling interest until September 2016 when Ecoark Holdings issued shares of stock in exchange for the 35% non-controlling interest. Eco3d provides 3d mapping, modeling, and consulting services for clients in retail, construction, healthcare, and other industries throughout the United States. Eco3d is transitioning businesses from 2d technology to a world of digital 3d. Eco3d incorporates a variety of 3d technologies to achieve customer goals and objectives. Utilizing several techniques, Eco3d can capture existing conditions – topography, buildings, exterior/interior spaces, etc. – in highly accurate detail that allows for 2d and 3d measurement. These measurements form the basis for analysis, design, documentation, and quality control.

Eco360, LLC (“Eco360”) is located in Rogers, Arkansas and engaged in research and development activities. Eco360 was formed in November 2014 by Ecoark. Eco360 does not currently have any active operations.

Pioneer Products, LLC (“Pioneer Products”) is located in Rogers, Arkansas and is involved in the selling of recycled plastic products and other products. It sells to the world’s largest retailer. Pioneer Products strategically leverages its role as a supplier to this retailer with existing and new products. This subsidiary recovers plastic waste from retail supply chains that becomes new consumer products from the reclaimed materials. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC in a stock transaction on May 3, 2016.

Sable Polymer Solutions, LLC (“Sable”) is located in Flowery Branch, Georgia and specializes in the sale, purchase and processing of post-consumer and post-industrial plastic materials. It provides products to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to large corporations.

Zest Labs, Inc. (“Zest Labs”) is located in San Jose, California and offers food retailers and suppliers intelligent, on-demand solutions for retailers and companies that ship and store products for perishable food quality management. Zest Labs’ ZEST Data Services is a secure, multi-tenant cloud-based data collection platform for aggregating and real-time permission-based sharing and analysis of information. ZEST Fresh, a fresh food management solution that utilizes the ZEST Data Services platform, focuses on three primary value propositions – consistent food quality, reduced waste, and improved food safety. ZEST Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. ZEST Delivery offers real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Zest Labs (then known as Intelleflex Corporation) was purchased by Ecoark in September 2013. Effective on October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services.

Magnolia Solar Inc. (“Magnolia Solar”) is located in Woburn, Massachusetts and is principally engaged in the development and commercialization of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar was a subsidiary of MSC that merged with Ecoark on March 24, 2016 to create Ecoark Holdings and continues operations as a subsidiary of Ecoark Holdings.

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings and its direct and indirect subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. Ecoark Holdings is a holding company that holds 100% of Ecoark and Magnolia Solar. Ecoark holds 100% of Eco360, Pioneer Products (which owns 100% of Sable), Zest Labs and Eco3d (Ecoark owned 65% of Eco3d and the remaining 35% interest was owned by executives of Eco3d until September 2016 when the executives’ 35% interest was acquired in exchange for 525 shares of Ecoark Holdings stock).

The Company applies the guidance of Topic 810 Consolidation of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—are consolidated except when control does not rest with the parent. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

Noncontrolling Interests

In accordance with ASC 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In September 2016, the 35% noncontrolling interest of Eco3d was acquired in exchange for 525 shares of Ecoark Holdings stock which eliminated the noncontrolling interest.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “Commission” or the “SEC”). It is management’s opinion that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. As a result of the merger transaction described in Note 2 and in accordance with Staff Accounting Bulletin (“SAB”) Topic 14C and ASC 805-40-45, the Company has given retroactive effect to certain share calculations by restating amounts for common shares, additional paid-in capital and treasury shares in the December 31, 2015 balance sheet and statements of operations.

Reclassification

The Company has reclassified certain amounts in the 2015 consolidated financial statements to comply with the 2016 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data that had no impact on gross profit, as well as certain research and development expenses.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, obsolete or slow-moving inventory, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, liabilities to accrue, allocation of home office expenses for segment reporting and determination of the fair value of stock awards. Actual results could differ from those estimates.

Cash

Cash consists of cash, demand deposits and money market funds with an original maturity of three months or less. The Company holds no cash equivalents. The Company maintains cash balances in excess of the FDIC insured limit. The Company does not consider this risk to be material.

Inventory

Inventory is stated at the lower of cost or market. Inventory cost is determined on a first-in first-out basis that approximates average cost and at standard cost, which approximates average costs in accordance with ASC 330-10-30-12. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company establishes reserves for this purpose.

Property and Equipment and Long-Lived Assets

Property and equipment is stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years for all classes of property and equipment, except leasehold improvements which are depreciated over the term of the lease, which is shorter than the estimated useful life of the improvements.

FASB Codification Topic 360 Property, Plant and Equipment (“ASC 360”), requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company reviews recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company did consider it necessary to record impairment charges during the year ended December 31, 2016 for equipment acquired as part of the Sable acquisition. Fixed assets to be disposed of by sale are carried at the lower of the then current carrying value or fair value less estimated costs to sell.

ASC 360-10 addresses criteria to be considered for long-lived assets expected to be disposed of by sale. Six criteria are listed in ASC 360-10-45-9 that must be met in order for assets to be classified as held for sale. Once the criteria are met, long-lived assets classified as held for sale are to be measured at the lower of carrying amount or fair value less costs to sell. In December 2016 management decided to outsource its densification activities at the Sable facility in Georgia. All six criteria were met and thus the densification and related equipment have been adjusted to fair value and reclassified to current assets in the December 31, 2016 balance sheet.

Intangible assets with definite useful lives are stated at cost less accumulated amortization and impairment. Intangible assets capitalized as of December 31, 2016 and 2015 represent the valuation of the Company-owned patents and customer lists. These intangible assets are being amortized on a straight-line basis over their estimated average useful lives of thirteen and a half years for the patents and three years for the customer lists. Expenditures on intangible assets through the Company’s filing of patent and trademark protection for Company-owned inventions are expensed as incurred.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company tested the carrying value of its intangible assets for recoverability. The projected undiscounted cash flows exceeded the carrying value of these assets for the Company-owned patents. The Company did consider it necessary to record impairment charges during the year ended December 31, 2016 for customer lists and goodwill recorded as part of the Sable acquisition.

Advertising Expense

The Company expenses advertising costs, as incurred. Advertising expenses for the years ended December 31, 2016 and 2015, which were nominal, are included in other general and administrative costs.

Software Costs

The Company accounts for software development costs in accordance with ASC 985-730 Software Research and Development, and ASC 985-20 Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires that costs related to the development of the Company’s products be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established and prior to when a product is available for general release to customers. ASC 985-20 specifies that technological feasibility can be established by the completion of a detailed program design. Costs incurred prior to achieving technological feasibility are expensed. The Company does utilize detailed program designs; however, the Company’s products are released soon after technological feasibility has been established and as a result software development costs have been expensed as incurred.

Research and Development Costs

Research and development costs are expensed as incurred. These costs include internal salaries and related costs and professional fees for activities related to development. The majority of these costs relate to the ZEST Data Services platform, ZEST Fresh and ZEST Delivery.

Subsequent Events

Subsequent events were evaluated through the date the consolidated financial statements were filed.

Shipping and Handling Costs

The Company reports shipping and handling revenues and their associated costs in revenue and cost of revenue, respectively. Shipping revenues and costs for the years ended December 31, 2016 and 2015 were nominal and included in cost of product sales.

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

Collection is deemed reasonably assured. Collection is deemed reasonably assured if it is expected that the customer will be able to pay amounts under the arrangement as payments become due. If it is determined that collection is not reasonably assured, then revenue is reserved and recognized upon cash collection.

The Company will recognize revenues for its software in accordance with ASC 985-605 Software Revenue Recognition. The Company has not generated revenue from software licensing arrangements as of December 31, 2016.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

The Company may enter into arrangements that can include various combinations of software, services, and hardware. Where elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. The Company uses a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) best estimate of selling price (“ESP”). For software elements, the Company follows the industry specific software guidance which only allows for the use of VSOE in establishing fair value. Generally, VSOE is the price charged when the deliverable is sold separately or the price established by Management for a product that is not yet sold if it is probable that the price will not change before introduction into the marketplace.

ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. The process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable.

When the arrangement with a customer includes services or significant production, modification, or customization of software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance and certain production-type contracts contained in ASC 605-35 Construction-Type and Production-Type Contracts. We use the percentage-of-completion method provided all of the following conditions exist:

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

We measure completion based on progress achieved on deliverables detailed in the agreements with the customers. Costs of providing services, including services accounted for in accordance with ASC 605-35, are expensed as incurred and matched with the related revenues.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized, however credit insurance is obtained for some customers, and other receivables are enforceable by liens. Past-due status is based on contractual terms.

Uncertain Tax Positions

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes. This requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

Vacation and Paid-Time-Off Compensation

The Company follows ASC 710-10 Compensation – General. The Company records liabilities and expense when obligations are attributable to services already rendered, will be paid even if an employee is terminated, payment is probable and the amount can be estimated.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

Share-Based Compensation

The Company follows ASC 718-10 Share Based Payments. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. Share-based compensation expense for all awards granted is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee share-based compensation under ASC 505-50 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense and additional paid-in capital.

Fair Value of Financial Instruments

ASC 825 Financial Instruments requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments: The carrying amount of cash, certificates of deposit, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities, and accounts payable to related parties, approximate fair value because of the short-term maturity of those instruments. The Company does not utilize derivative instruments. The carrying amount of the Company’s debt instruments also approximates fair value.

Leases

The Company follows ASC 840 Leases in accounting for leased properties. The Company leases several office facilities and production facilities for terms typically ranging from three to five years and does not act as a lessor. Rent escalations over the term of a lease are considered at the inception of the lease such that the monthly average for all payments is recorded as straight-line rent expense with any differences recorded in accrued liabilities.

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

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

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

Segment Information

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For 2016 and 2015 the Company and its Chief Operating Decision Makers determined that the Company’s operations were divided into two segments: Products and Services. See Note 13 for segment information disclosures.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

Related-Party Transactions

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all material related-party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

Recently Issued Accounting Standards

In August 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

In March 2016, the FASB issued ASU 2016-09 Compensation - Stock Compensation (Topic 718). The amendments in ASU 2016-09 were issued as part of the FASB’s simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the effect of ASU 2016-09 for future periods.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 changes the accounting for leased assets, principally by requiring balance sheet recognition of assets under lease arrangements. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company’s ability to continue as a going concern, and if so, to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 31, 2016. The Company has evaluated this guidance, and assessed the impact in its evaluation of going concern.

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under U.S. GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $61,936 since inception. The accumulated deficit as well as recurring losses of $25,349 and $10,502 for the years ended December 31, 2016 and 2015, respectively, cash used in operating activities in 2016 and 2015 were $14,097 and $7,671, respectively, and working capital of $1,470 as of December 31, 2016, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised $17,320 of additional capital, net of expenses, in a private placement subsequent to the reverse merger transaction on March 24, 2016 (see Note 2). The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. The Company raised additional debt and equity financing as described in Note 16 subsequent to December 31, 2016 and has plans to raise up to $80,000 related to a shelf registration filed with the SEC. Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. The Company is engaged in discussions with a potential major customer to significantly increase revenues and expand operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Further, the Articles of Incorporation were amended to increase the authorized shares of common stock to 100,000 shares, to effect the creation of 5,000 shares of “blank check” preferred stock, and to approve a reverse stock split of the MSC common stock of 1 for 250.

After the Merger, the Company had 29,057 shares of common stock issued and outstanding. MSC’s shareholders and holders of debt, notes, warrants and options received an aggregate of 1,351 shares of the Company’s common stock and Ecoark’s shareholders received an aggregate of 27,706 shares of the Company’s common stock.

As a result of the Merger and in accordance with SAB Topic 14C and ASC 805-40-45, the Company has given retroactive effect to the transaction by adjusting the number of shares in the consolidated balance sheets, consolidated statements of operations, consolidated statement of changes in stockholders’ equity (deficit) and accompanying notes. The retroactive treatment changed the reported common shares and additional paid-in capital in the balance sheets, the shares used in the calculation of net loss per share and resulting net loss per share in the statements of operations, the number of shares and related dollar amounts in the statement of changes in stockholders’ equity (deficit), and various disclosures regarding number of shares and related amounts in these notes to consolidated financial statements. There was no effect on the net loss or total stockholders’ equity (deficit) as a result of the restatement.

The change became effective on March 24, 2016 when the Merger closed.

The financial statements presented herein for the period through March 24, 2016 represent the historical financial information of Ecoark, Inc., except for the capital structure as of December 31, 2015 which represents the historical amounts of MSC, retroactively adjusted to reflect the legal capital structure of MSC.

NOTE 3: INVENTORY

Inventory consisted of the following as of December 31:

	2016	2015
Inventory	$2,391	$1,363
Inventory reserves	(338)	(620)
Total	$2,053	$743

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2016	2015
Machinery and equipment	$2,839	$476
Computers and software costs	715	382
Furniture and fixtures	226	110
Leasehold improvements	90	4
Total property and equipment	3,870	972
Accumulated depreciation and impairment	(928)	(609)
Property and equipment, net	$2,942	$363

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

Depreciation expense for the years ended December 31, 2016 and 2015 was $414 and $159, respectively. The 2016 expense includes $193 of depreciation on manufacturing equipment that is classified as cost of product sales. An impairment charge of $326 was recorded in 2016 ($276 related to assets reclassified to held for sale and $50 for other equipment at Sable). The Company decided to outsource its densification process and therefore has plans to sell the densifiers and related equipment acquired in the Sable acquisition. That equipment was written down to estimated fair value of $203 ($503 in equipment, net of accumulated depreciation of $24 and the impairment of $276) and is included in current assets at December 31, 2016. Approximately $2,744 of equipment at Sable serves as collateral for debt. There was no impairment on property and equipment in 2015. In the third quarter of 2016 $134 of equipment with accumulated depreciation of $109 was retired resulting in a noncash loss of $25, and $12 of fully depreciated property and equipment was retired in 2015.

NOTE 5: INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

	2016	2015
Customer lists	$5,007	$3,980
Patents	1,090	1,013
Goodwill, net of impairment	582	-
Total intangible assets	6,679	4,993
Accumulated amortization and impairment	(5,032)	(4,141)
Intangible assets, net	$1,647	$852

The increase in customer lists and the goodwill above resulted from the acquisition of Sable more fully described in Note 15. Amortization expense for the years ended December 31, 2016 and 2015 was $338 and $1,067, respectively. The Company performed a review of its customers and business at Sable in late 2016. The decision was made to cease doing business with certain customers to improve profitability. As a result, impairment charges of $553 against the customer lists and a related write-down of goodwill of $682 from the initially recorded amount of $1,264 were recorded. There was no impairment on intangible assets in 2015. Amortization amounts for the next five years are: $221, $197, $110, $75 and $75.

NOTE 6: ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2016	2015
Professional fees and consulting costs	$2,379	$110
Share-based compensation	100	-
Vacation and paid time off	319	149
Payroll and employee expenses	294	92
Settlement	-	100
Other	272	92
Total	$3,364	$543

NOTE 7: NOTE PAYABLE

The Company has a note payable pursuant to a line of credit maintained with a bank. The note is secured by the accounts receivable, inventory and equipment of Sable and has a 5.5% interest rate with interest payable monthly and a balloon payment due on November 18, 2017. The note, formerly guaranteed by the former owner of Sable, now a stockholder of the Company, originated July 15, 2015 with a maximum amount of $1,500. The balance of the note was $1,500 at December 31, 2016 and had an average amount outstanding of $1,500 for the period from acquisition on May 3, 2016 to December 31, 2016. The note was renegotiated with the bank, and on February 17, 2017 the bank renewed the line of credit. The Company has pledged a $1,500 certificate of deposit as collateral, and the guaranty of the former owner of Sable was eliminated. The note has standard covenants, and the Company is not in default of any covenant.

Interest expense on the note for the period from acquisition to December 31, 2016 was $44. Accrued interest at December 31, 2016 was not material.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 8: LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

		2016	2015
Note payable – B&B Merritt	(a)	$-	$3,000
Note payable – Generations Bank	(b)	156	-
Note payable – Generations Bank	(c)	171	-
Line of credit – Bank of America	(d)	500	-
Note payable – Celtic Bank	(e)	-	175
Total		827	3,175
Less: current portion		(185)	(3,175)
Long-term debt, net of current portion		$642	$-
(a)	Note payable bearing interest at the rate of 10% per annum, unsecured, with quarterly interest payments commencing in January 2015. The note matured in December 2016. Upon maturity or any time prior, so long as the Company has not exercised its right to prepay this note, the lender could exercise its option to convert this note to equity in the Company, with 30-day advance written notice, and acquire up to 3,000 unrestricted Class A Common Shares of Ecoark at $1.00 per share, which consistent with the Merger Agreement equated to 1,500 shares of Ecoark Holdings at $2.00 per share. The principal amount along with any accrued interest thereon, if converted to equity would be deemed fully paid. The lender exercised its option to convert and 1,500 shares of common stock were issued to satisfy the note obligation in December 2016. There was no bifurcation of the conversion option as the conversion was deemed to be conventional in nature.

(b)	Five-year note payable dated May 3, 2013 in the original principal amount of $500 accruing interest at 5.5% with monthly payments of $10 and secured by the plant equipment of Sable and the guaranty of the former owner of Sable, now a stockholder of the Company. The note has standard covenants, and the Company is not in default of any covenant.

(c)	Five-year note payable dated February 3, 2014 in the original principal amount of $367 accruing interest at 5.5% with monthly payments of $7 and secured by the plant equipment of Sable and the guaranty of a stockholder of the Company and an entity controlled by the former owner of Sable, now a stockholder of the Company. The note has standard covenants, and the Company is not in default of any covenant.

(d)	The Company has established a line of credit with Bank of America allowing the Company to draw up to $500. A certificate of deposit for $500 has been pledged as collateral to secure any outstanding borrowings. The line of credit was established on June 27, 2016 and matures with a balloon payment due on June 27, 2018. The interest rate on the borrowing is a floating interest rate equal to the LIBOR Daily Floating Rate plus 1.75 percentage points and all interest is paid monthly. As of December 31, 2016, $500 has been drawn on the line. The line has standard covenants, and the Company is not in default of any covenant.

(e)	Fifteen-year note payable dated July 11, 2007 in the original principal amount of $1,250 with a bank guaranteed by the U.S. Small Business Administration with Pioneer Products, prior to the acquisition of Pioneer Products by Ecoark. Note accrued interest at the Prime Rate plus 2% (Prime rate 3.25% plus 2% for 2015). The note was fully paid in January 2016.

Interest expense on the long-term debt for the years ended December 31, 2016 and 2015 was $366 and $234, respectively. Maturities of the long-term debt are as follows: 2017 - $185, $2018 - $628, 2019 - $14. Accrued interest at December 31, 2016 was not material.

See Note 16 for additional long-term debt transactions that occurred subsequent to December 31, 2016.

NOTE 9: RELATED-PARTY TRANSACTIONS

Long-term debt – related parties consisted of the following as of December 31:

		2016	2015
Promissory note #1 –CEO	(a)	$-	$1,217
Promissory note #2 – CEO	(b)	-	62
Promissory note –related party	(c)	-	50
Debt – related parties		$-	$1,329

(a)	Note payable with the Company’s Chief Executive Officer (“CEO”), Randy May, commencing November 30, 2015 at an interest rate of 6% per annum (see note b). The beginning principal balance of $3,197 was reduced by $1,980 on December 31, 2015 in exchange for 1,100 shares of Ecoark Series A General Common Shares that were treasury shares owned by Ecoark. The remaining principal balance matured in November 2016 and was paid.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Interest expense on the debt – related parties for the years ended December 31, 2016 and 2015 was $47 and $41, respectively.

The Company entered into a 10-year, renewable, exclusive license with Magnolia Optical Technologies, Inc. (“Magnolia Optical”) on April 30, 2008 for the exclusive rights of the technology of Magnolia Optical applicable to solar cell applications. Magnolia Optical shared a common Director and a common Officer with the Company in 2016.

The Company recorded the net license fee of $77 in conjunction with the Merger described in Note 2. Amortization will continue over the remaining 22 months of the term. The Company’s management has determined that the fair value of the license approximates the book value and thus no impairment is necessary as of December 31, 2016.

As more fully described in Note 15, Pioneer Products acquired Sable Polymer Solutions, LLC on May 3, 2016 from a stockholder of the Company. In conjunction with the acquisition, a six-month consulting agreement was entered into with the stockholder of the Company for a total fee of $30.

See Note 16 for additional related-party transactions that occurred subsequent to December 31, 2016.

NOTE 10: STOCKHOLDERS’ EQUITY (DEFICIT)

As a result of the merger transaction described in Note 2 and in accordance with ASC 805-40-45, the Company has given retroactive effect to certain share numbers and calculations by restating amounts for common shares, additional paid-in capital and treasury stock in the December 31, 2015 balance sheet.

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

In addition to the Merger, the following issuances of common stock occurred in 2016:

The Company issued 4,337 shares of the Company’s common stock as described in Note 1 pursuant to a private placement offering for $17,320.

The Company issued 775 shares for services rendered related to the Merger and to various consultants and an employee during the year valued at $3,584, at share prices ranging from $4.00 to $6.00 per share.

The Company issued 2,000 shares for the acquisition of Sable valued at $3,786.

The Company’s Board of Directors (the “Board”) authorized Management to issue shares of common stock in exchange for the noncontrolling interest held by executives of Eco3d. In September 2016, the Company issued 525 shares to acquire the noncontrolling interest.

The Company issued 98 shares for $487 in the exercise of warrants at $5.00 per share and cashless exercise of warrants for 2 shares.

The Company issued 9 shares for board compensation valued at $100.

The Company issued 1,500 shares to convert a long-term debt valued at $3,000.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

The Company issued 63 shares for services rendered in 2015 at a value of $175, as well as $719 in treasury shares issued for services rendered. In addition to those shares, the Company raised $8,430 (which included $55 from a subscription receivable collected in 2016) from the sale of treasury shares in 2015 (and $200 in 2016 prior to the Merger).

In addition, the Company issued treasury shares from the conversion of debt valued at $7,391.

Total shares issued and outstanding as of December 31, 2016 were 38,303.

Warrants

MSC had issued warrants for 15 shares (post-merger, formerly 3,785) that were converted into shares of common stock in accordance with the Merger Agreement with Ecoark. Consistent with the terms of the Merger, 13 warrants were converted to shares at the time of the Merger. The remaining 2 warrants were exercised in a cashless exchange for shares in the Company’s second quarter.

During 2016, the Company issued 4,337 warrants as part of the private placement that was completed on April 28, 2016, of which 98 of these warrants were exercised for common shares totaling $477, leaving warrants for 4,239 shares outstanding as of December 31, 2016. These warrants have a strike price of $5.00 per share and expire on December 31, 2018.

Additional warrants were issued in October 2016 to a consultant. The warrant is exercisable into 100 shares common stock with a strike price of $2.50 per share that vested October 31, 2016 with an expiration date of October 31, 2018.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

Changes in the warrants are described in the table below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2014	15	$35.00	2.0
Granted	-
Exercised	-
Forfeited	-
Cancelled	-
Balance at December 31, 2015	15	$35.00	1.0
Granted	4,437	$4.94	2.0
Exercised pre-Merger	(13)
Exercised post-Merger	(98)	$(5.00)
Exercised, cashless, post-Merger	(2)
Forfeited	-
Cancelled	-
Balance at December 31, 2016	4,339	$4.94	2.0
Intrinsic value of warrants	$250

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

Stock Options

On February 16, 2013, the Board of Directors of Ecoark approved the Ecoark Inc. 2013 Stock Option Plan (the “Ecoark Plan”). The purposes of the Ecoark Plan were to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the business. The Ecoark Plan was expected to contribute to the attainment of these objectives by offering employees, directors and consultants the opportunity to acquire stock ownership interests in Ecoark, and to thereby provide them with incentives to put forth maximum efforts for the success of Ecoark.

Awards under this Ecoark Plan were only granted in the form of nonstatutory stock options (“Options”) to purchase the Ecoark’s Series C Stock prior to the Merger with MSC. Under the terms of the Ecoark Plan and the Merger, the Options converted into the right to purchase shares of the Company.

In May 2014, Ecoark had granted Options to purchase 693 shares to various employees and consultants of Ecoark. The Options had an exercise price of $1.25 per share and have a term of 10 years. The Options were to vest over a three-year period as follows: 25% immediately; 25% on the first anniversary date; 25% on the second anniversary date; and 25% on the third anniversary date. During 2015 Ecoark issued additional Options on 625 shares of common stock. At the end of 2015, Options under the Ecoark Plan were outstanding to purchase 1,318 shares of common stock. The total original number of Options on 1,318 Ecoark shares was divided by two in conjunction with the exchange ratio required by the Merger Agreement and converted to Options to purchase 659 shares of the Company (Holdings) with an adjusted exercise price of $2.50. In September 2016, the remaining vesting was accelerated to have those Options 100% vested. In 2016, the Company issued options to purchase 125 shares of stock at a strike price of $2.50 per share to a consultant. These options vested immediately and expire on March 31, 2018. In the Company’s fourth quarter of 2016, an optionholder forfeited 125 options and thus, at December 31, 2016, Options on 659 shares of the Company were outstanding with an adjusted exercise price of $2.50. The Board of Directors adjusted the expiration date of these options to March 28, 2018.

Management valued the Options utilizing the Black-Scholes Method, with the following criteria: stock price - $2.50; exercise price - $2.50; expected term – 10 years; discount rate – 0.25%; and volatility – 55.32%.

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees, and has recorded share-based compensation of $1,419 and $366 for the years ended December 31, 2016 and 2015, respectively, relating to the Options. Changes in the Options under the Ecoark Plan are described in the table below.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2014	346	$2.50	2.7
Granted	313	$2.50
Exercised	-
Forfeited	-
Cancelled	-
Balance at December 31, 2015	659	$2.50	2.1
Granted	125	$2.50	0.4
Exercised	-
Forfeited	(125)	$2.50

Balance at December 31, 2016	659	$2.50	1.2
Intrinsic value of options	$1,648

2013 Holdings Plan

The 2013 Incentive Stock Plan of Ecoark Holdings (previously MSC) (the “Holdings Plan”) was registered on February 7, 2013. Under the Holdings Plan, the Company may grant incentive stock in the form of Stock Options, Stock Awards and Stock Purchase Offers of up to 5,500 shares of common stock to Company employees, officers, directors, consultants and advisors. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant. At the time of the Merger, 5,497 shares were available to issue under the Holdings Plan. The Board has authorized blocks of incentive stock totaling 476 shares to be issued to various employees, consultants, advisors and directors of the Company through December 31, 2016, leaving 5,021 shares available to grant. Shares of Stock Awards totaling 159 were issued in 2016. In 2017, additional grants of 750 were granted in January and February, and 542 shares have been issued in these months.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

A reconciliation of the shares available under the Holdings Plan is presented in the table below through December 31, 2016

Number of Shares
Available under the Holdings Plan	5,500
Granted pre-Merger	(13)
Shares cancelled pre-Merger	10
Available at the Merger date	5,497
Shares granted post-Merger	(476)
Options granted post-Merger	-
Balance at December 31, 2016	5,021
Vested stock awards at December 31, 2016	176

Shares issued under the Holdings Plan through December 31, 2016.

	Number of Shares Issued	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2014	3	-
Issued	-	-
Balance at December 31, 2015	3	-
Issued post-merger	159	1.9
Cancelled post-Merger	-	-
Balance at December 31, 2016	162	1.9

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2021. Rent expense was approximately $687 and $337 for the years ended December 31, 2016 and 2015, respectively. The amount for 2016 includes $200 in rent for Sable’s production facility which is included in cost of product sales. Future minimum lease payments required under the operating leases are as follows: 2017 - $796, 2018 - $753, 2019 - $606, 2020 - $300, and 2021 - $25.

Contract Related Fees

Prior to the Merger, a subsidiary of the Company, as part of a contract to develop its products, has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by a contractor have been repaid (or three times the funds if non-New York manufactured), or 15 years after start of sales. As of December 31, 2016, the subsidiary has $1,252 of contract related expenses. These funds will be owed to the contractor, as described above, contingent upon the sale of the subsidiary’s product related to that contract.

The Company has determined that a liability need not be accrued because management has determined that it is not probable sales will occur in this technology.

Lines of Credit

The Company has established a line of credit with a bank allowing the Company to draw up to $500 through June 27, 2018, with $500 drawn as of December 31, 2016. A certificate of deposit for $500 has been pledged as collateral to secure any borrowings under the line of credit. In addition, the Company has established a corporate credit card program with the same bank and has approximately $265 in an interest-bearing account at the bank to secure charges from the corporate card program.

Royalties

The Company has cross-licensing agreements with several technology companies that require payment of royalties upon the sale and or use of certain patented technologies. One of these agreements requires minimum annual payments of $50 until the last of the patents expire.

Settlement

In March 2016, the Company agreed to settle a dispute regarding a contract. The agreement required the Company to pay $100 to certain parties within 30 days of the agreement. The amount was recorded as an operating expense and included in accrued liabilities as of December 31, 2015.

Contract

The Company has engaged the services of a consultant for a period of three years. The arrangement calls for payments of $100 per year plus grants of common stock to pursue additional opportunities on behalf of the Company and its technology.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 12: INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $53,858 at December 31, 2016, expiring through the year 2036. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The table below summarizes the differences between the tax benefit computed at the statutory federal tax rate and the Company’s net income tax benefit for the years ended December 31:

	2016	2015
Tax benefit computed at expected statutory rate	$(8,619)	$(3,570)
State income taxes, net of benefit	-	-
Permanent differences:
Meals and entertainment	15	10
Research and development expenses	115	33
Share-based compensation	-	60
Goodwill impairment	232	-
Other adjustments	191	20
Increase in valuation allowance	8,066	3,447
Net income tax benefit	$-	$-

The table below summarizes the differences between the statutory federal rate and the Company’s effective tax rate as follows for the years ended December 31:

	2016	2015
Federal statutory rate (benefit)	(34.0)%	(34.0)%
State income taxes	-	-
Permanent differences	(2.2)%	1.2%
Change in valuation allowance	31.8%	32.8%
Effective Tax Rate	0%	0%

The Company has deferred tax assets which are summarized as follows at December 31:

	2016	2015
Net operating loss carryover	$18,311	$8,883
Depreciable and amortizable assets	1,489	2,178
Share-based compensation	802	-
Accrued liabilities	144	51
Inventory reserve	115	211
Allowance for bad debts	47	-
Other	4	4
Less: valuation allowance	(20,912)	(11,327)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2016, due to the uncertainty of realizing the deferred income tax assets. The valuation was increased by approximately $9,585 as a result of $8,066 of differences relating to 2016 operations plus the impact of the Merger and acquisition of Sable of $1,519. The Company has not identified any uncertain tax positions and has not received any notices from tax authorities.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 13: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of December 31, 2016, and for the years ended December 31, 2016 and 2015, the Company operates in two segments. The segments are Products (principally consisting of Pioneer Products’ operations consisting of sales of recycled plastic products) and Services (principally consisting of Eco3d’s mapping, modeling and consulting services business plus costs associated with developing Zest Labs and Eco360 solutions). Home office costs are allocated to the two segments based on the relative support provided to those segments.

December 31, 2016	Products	Services	Total
Segmented operating revenues	$9,482	$4,921	$14,403
Cost of revenues	10,011	1,836	11,847
Gross profit (loss)	(529)	3,085	2,556
Total operating expenses net of depreciation, amortization and impairment, and interest and other expense, net	1,279	24,007	25,286
Depreciation, amortization and impairment	1,799	321	2,120
Interest and other expense, net	54	326	380
Net (loss) applicable to common shares	(3,661)	(21,569)	(25,230)
Non-controlling interest income	-	119	119
Net (loss) – controlling interest	$(3,661)	$(21,688)	$(25,349)
Segmented assets
Property and equipment, net	$2,318	$624	$2,942
Intangible assets, net	$837	$810	$1,647
Capital expenditures	$222	$502	$724

December 31, 2015	Products	Services	Total
Segmented operating revenues	$5,020	$2,656	$7,676
Cost of revenues	4,999	947	5,946
Gross profit	21	1,709	1,730
Total operating expenses net of depreciation and amortization, and interest expense, net	178	10,014	10,192
Depreciation and amortization	992	234	1,226
Interest and other expense, net	10	775	785
Net (loss) applicable to common shares	(1,159)	(9,314)	(10,473)
Non-controlling interest income	-	29	29
Net (loss) – controlling interest	$(1,159)	$(9,343)	$(10,502)
Segmented assets
Property and equipment, net	$-	$363	$363
Intangible assets, net	$15	$837	$852
Capital expenditures	$-	$60	$60

NOTE 14: CONCENTRATIONS

During the year ended December 31, 2016 the Company had two major customers comprising 47% of sales and in 2015 the Company had one major customer comprising 65% of sales, all in the products segment. A major customer is defined as a customer that represents 10% or greater of total sales. Additionally, the Company had two customers in the products segment as of December 31, 2016 and 2015 with accounts receivable balances of 20% and 32% of the total accounts receivable. The Company does not believe that risk associated with these customers will have an adverse effect on the business.

In addition, during 2016 and 2015, the Company had two major vendors comprising 52% and 96% of purchases, respectively. A major vendor is defined as a vendor that represents 10% or greater of total purchases. Alternative sources exist such that the risk associated with the two vendors is not expected to have an adverse effect on the Company. Additionally, the Company had two vendors as of December 31, 2016 and 2015 with accounts payable balances of 67% and 63%, respectively, of total accounts payable.

The Company maintained cash balances in excess of the FDIC insured limit in both years. The Company does not consider this risk to be material.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 15: ACQUISITION OF SABLE

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

The seller is subject to a lock-up agreement (the “Lock-Up Agreement”) that releases shares from the Lock-Up Agreement over a period of one year (the “Lock-Up Period”). Under the Lock-Up Agreement, the seller was permitted to sell 33.3% of the Shares received by the seller after the six-month anniversary of the closing of the transaction. Thereafter, an additional 33.3% of the Shares shall be released at the end of each subsequent three-month period until the end of the Lock-Up Period.

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
$3,786

The intangible assets represent customer lists and will be amortized over three years. The goodwill recognized reflects expected synergies from combining operations of Sable and the Company as well as intangible assets that do not qualify for separate recognition including polymer formulas and formulations. The goodwill is expected to be deductible for tax purposes. The goodwill will not be amortized but will be tested annually for impairment. In the fourth quarter of 2016 an impairment charge of $682 was recorded. Since the acquisition Sable has recorded $4,435 in revenues (net of intercompany elimination) and a loss of $2,593 that are included in consolidated results.

The following table shows pro-forma results for the year ended December 31, 2016 and 2015 as if the acquisition had occurred on January 1, 2015. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Sable and the Company.

	For the year ended December 31,
	2016	2015
Revenues	$16,249	$19,542
Net loss attributable to controlling interest	$(26,019)	$(11,707)
Net loss per share	$(0.77)	$(0.40)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

NOTE 16: SUBSEQUENT EVENTS

Secured Convertible Promissory Note

In January 2017, the Company established a 10% secured convertible promissory note to be issued in series up to a maximum of $5,000 (the “Secured Convertible Promissory Note”). Principal on the series is due in one lump sum payment on or before maturity dates ranging from June 30, 2018 to August 28, 2018. The notes bear interest at the rate of 10% per annum and are due and payable quarterly, in arrears, with the initial interest payments due March 31, 2017 and continuing thereafter on each successive June 30, September 30, December 31, and March 31, of each year during the term of the notes.

The Company granted note holders a security interest for the holder’s ratable share of the series notes in the Company’s ownership interest in Eco3d, LLC as collateral. The note holders have the right at the holders’ option to convert all or any portion of the principal amount at a conversion rate per share which range from $4.15 to $7.10 per share. In February 2017, the Company amended the Secured Convertible Promissory Note whereby the collateral of the notes was changed from the ownership interest in Eco3d, LLC to the ownership interest in Sable Polymer Solutions, LLC. In February 2017, the Company amended the Secured Convertible Promissory Note whereby certain holders received a warrant to purchase 10 shares of common stock for every $100 principal amount if the holder converts the note on or before March 31, 2017. Through March 10, 2017 series notes totaling $4,300 have been purchased.

In February 2017, an officer of the Company purchased $100 of the series notes, an independent director on the Company’s Board and a significant shareholder purchased $500 of the series notes, and a director on the Company’s Board and officer of the Company purchased $100 of the series notes. The officers and directors declined the warrants.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

Securities Purchase Agreement

On January 13, 2017, the Company entered into a Securities Purchase Agreement effective January 11, 2017 related to the issuance and sale of up to $5,000 in shares of common stock to an investor. The purchase agreement is pursuant to the Company’s Form S-3 registration statement filed on August 17, 2016.

The purchase date is immediately following the day on which the investor receives a regular purchase notice provided that the investor has received the notice by 2:00 p.m. Eastern Time or the immediately succeeding business day if the investor received the notice after 2:00 p.m. Eastern Time on a trading day. The pricing period on each securities purchase is the five consecutive days immediately prior to the purchase notice.

The purchase price is the average volume-weighted average price (“VWAP”) of the purchase shares during the pricing period multiplied by (i) 77% if the price of the regular purchase request is 100% or less than or equal to the average trailing ten day trading volume on the principal market multiplied by the average VWAP in the pricing period, or (ii) 72% if the price of the regular purchase request is greater than 100% but less than 150% of the average or less than or equal to the average trailing ten day trading volume on the principal market multiplied by the average VWAP in the pricing period, or (iii) 67% if the price of the regular purchase request is greater than 150% but less than 200% of the average trailing tend day trading volume multiplied by the average VWAP in the pricing period. An expense commission totaling 10% of the proceeds is due on each purchase.

The investor made an initial purchase of 125 shares on January 13, 2017 for an aggregate consideration of $469, less expense commission of $47, providing net proceeds of $422.

The investor made a purchase of 145 shares on January 30, 2017 for an aggregate consideration of $540, less expense commission of $54, providing net proceeds of $486.

The investor made a purchase of 61 shares on February 13, 2017 for an aggregate consideration of $200, less expense commission of $20, providing net proceeds of $180.

Securities Purchase Agreement – May and Metzger

On February 28, 2017, the Company entered into a Securities Purchase Agreement related to the issuance and sale of up to 1,100 shares of common stock held by Randy May, CEO, and Gary Metzger, an independent director on the Company’s Board and a significant shareholder. The purchase agreement is pursuant to the Company’s Form S-3 registration statement filed on August 17, 2016. The selling securityholders may sell or distribute the securities included in this prospectus supplement through underwriters, through agents, to dealers, in private transactions, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices. The Company will not receive any of the proceeds from sales of the Common Stock made by the selling securityholders.

Securities Purchase Agreement – Institutional Funds

On March 14, 2017, the Company completed a reserved private placement agreement entered into on March 13, 2017 related to the issuance and sale of 2,000 shares of common stock for $8,000 to two institutional funds which each invested $4,000 in the transaction at $4.00 per share.  The purchase agreement is pursuant to the Company’s Form S-3 registration statement filed on August 17, 2016.  The purchasers also received warrants to purchase 1,000 shares of common stock equal to 50% of the purchaser’s shares for $5.00 for up to 5 years from the date the transaction completed.

Board Appointments

On January 13, 2017, Yash Puri resigned as a member of the Board of Directors and as Executive Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Puri will remain involved in the Company as a part-time employee until June 30, 2017 and then continue as a consultant.

On January 19, 2017, the Company appointed Peter Mehring, President of Zest Labs, and Troy Richards, the Company’s Chief Administrative Officer, to the Company’s Board of Directors to fill two vacancies. After these appointments, there were seven directors on the Company’s Board of Directors, including four independent directors pursuant to Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended, and as defined by NASDAQ Rule 5605(a)(2).

On January 19, 2017, the Company appointed Jay Oliphant, the Company’s Corporate Controller, to serve as the Company’s Principal Financial Officer and Principal Accounting Officer. Mr. Oliphant, 58, served as Controller for Ecoark since January 2016 and then as Corporate Controller for the Company since April 2016.

On January 19, 2017, the Company appointed Jay Puchir as the Company’s Treasurer and Secretary. Mr. Puchir, 41, joined the Company in December 2016.

On March 13, 2017, the Company appointed Randy May, CEO, as President in place of Ashok Sood.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

YEARS ENDED DECEMBER 31, 2016 AND 2015

Fiscal Year-End Change

On January 19, 2017, the Company’s Board of Directors approved a change in the fiscal year of the Company from a fiscal year ending on December 31 to a fiscal year ending on March 31 as permitted by the Company’s bylaws.

Stock Awards – 2013 Holdings Plan

On January 10, 2017, the Company issued 17 shares of common stock to independent directors that were fully vested on December 31, 2016. A total of $25 in shares were issued to each independent director for their participation on the Company’s Board for the most recent quarter ended December 31, 2016. Each independent director was issued 4 shares at $5.86 per share which was the average closing share price of the Company’s stock for the quarter ended December 31, 2016.

The Company engaged the services of consultants to assist it with efforts to raise capital, identify potential acquisitions, and perform acquisition due diligence. In addition to cash compensation for those services the Company granted 550 shares of common stock to the consultants, of which 525 were fully vested on February 20, 2017, and the remaining 25 vest on March 31, 2017. The Company has issued 525 of these shares in 2017. The value of the 550 shares is $2,498.

In 2017, the Company has granted 200 shares to employees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2016.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive and financial officers assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016 based on those criteria.

Our independent registered public accounting firm, which has audited the financial statements included in this annual report, has also issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2016. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ecoark Holdings, Inc. and Subsidiaries

We have audited Ecoark Holdings, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ecoark Holdings, Inc. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ecoark Holdings, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows of Ecoark Holdings, Inc. and Subsidiaries, and our report dated March 15, 2017, expressed an unqualified opinion.

KBL, LLP

/s/ KBL, LLP

New York, NY

March 15, 2017

Changes in Internal Control over Financial Reporting

The Company became subject to additional requirements of the Sarbanes-Oxley Act of 2002 subsequent to June 30, 2016. Management devoted significant effort to improving internal controls over financial reporting throughout 2016, and evaluated the changes in internal control over financial reporting during the quarter ended December 31, 2016. We believe that significant improvements were implemented during that quarter which improved internal controls. Those improvements included significant additions to approval workflows and greater segregation of duties in the Company’s use of its cloud-based financial accounting systems, a more clearly documented delegation of authority approved by the board of directors and greater attention to disclosure controls and procedures.

Item 9B. Other Information

Nothing to report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics is available free of charge on our website at www.ecoarkusa.com. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our code of ethics by posting such amendment or waiver on our website.

In accordance with General Instruction G(3) of Form 10-K, the remaining information required by this item is incorporated by reference from our definitive proxy statement for the 2017 annual meeting of stockholders (the “Proxy Statement”), which we expect to file with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act on or before May 1, 2017.

Item 11. Executive Compensation.

In accordance with General Instruction G(3) of Form 10-K, the information required by this item is incorporated by reference from the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, in accordance with General Instruction G(3) of Form 10-K, the information required by this item is incorporated by reference from the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Options of Ecoark, Inc.

On February 16, 2013, the Board of Directors of Ecoark approved the Ecoark Inc. 2013 Stock Option Plan (the “Ecoark Plan”). The purposes of the Ecoark Plan were to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the business. The Ecoark Plan was expected to contribute to the attainment of these objectives by offering employees, directors and consultants the opportunity to acquire stock ownership interests in Ecoark, and to thereby provide them with incentives to put forth maximum efforts for the success of Ecoark.

2013 Ecoark Holdings Plan

The 2013 Incentive Stock Plan of Ecoark Holdings (previously MSC) (the “Holdings Plan”) was registered on February 7, 2013. Under the Holdings Plan, the Company may grant incentive stock in the form of Stock Options, Stock Awards and Stock Purchase Offers of up to 5,500 shares of common stock to Company employees, officers, directors, consultants and advisors. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant.

The following table contains information about the Ecoark Plan and the Holdings Plan as of December 31, 2016:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	659(1)	$2.50	5,021
Total	659	$2.50	5,021(2)

(1)	Represents options outstanding under the Ecoark Plan.

(2)	Shares available for issuance under the Holdings Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In accordance with General Instruction G(3) of Form 10-K, the information required by this item is incorporated by reference from the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

In accordance with General Instruction G(3) of Form 10-K, the information required by this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger by and between Magnolia Solar Corporation and Ecoark Inc. dated as of January 29, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 4, 2016 (File No. 000-53361).
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 13, 2008 (File No. 333-151633).
3.2	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC as of January 7, 2010 (File No. 000-53361).
3.3	Certificate of Amendment of Certificate of Incorporation of Magnolia Solar Corporation, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 24, 2016 (File No. 000-53361).
3.4	Certificate of Amendment to the Bylaws of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC as of April 14, 2016 (File No. 000-53361).
4.1	Magnolia Solar Corporation 2013 Incentive Stock Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC as of February 7, 2013 (File No. 333-186505)
10.1	Form of Modification Agreement between Magnolia Solar Corporation and holders of Original Issue Discount Senior Secured Convertible Notes and Warrants, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of February 4, 2016 (File No. 000-53361).
10.2	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 6, 2016 (File No. 000-53361).
10.3	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC as of April 29, 2016 (File No. 333-211045).
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC as of May 4, 2016 (File No. 000-53361).
10.5	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the SEC as of May 4, 2016 (File No. 000-53361).
10.6	Share Exchange Agreement by and between Pioneer Products, LLC, Sable Polymer Solutions, LLC and Ecoark Holdings, Inc., dated as of May 3, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 9, 2016 (File No. 000-53361).
10.7	Master License Agreement by and between Magnolia Solar, Inc. and Magnolia Optical Technologies, Inc., dated as of April 30, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Amended Registration Statement on Form S-1/A filed with the SEC as of June 17, 2016 (File No. 333-211045).
10.8	Share Exchange Agreement by and between Ecoark Holdings, Inc., Eco3D, LLC and Ken Smerz and Ted Mort, dated as of September 22, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of September 28, 2016 (File No. 000-53361).
10.9	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361).
10.10	Purchase Agreement by and between Ecoark Holdings, Inc. and Reddiamond Partners LLC, dated as of January 13, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361).
10.11	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 6, 2017 (File No. 000-53361).
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecoark Holdings, Inc.
(Registrant)

Date: March 15, 2017	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2017	By:	/s/ JAY OLIPHANT
Jay Oliphant
Corporate Controller
(Principal Financial and Accounting Officer)

Date: March 15, 2017	By:	/s/ TROY RICHARDS
Troy Richards
Director

Date: March 15, 2017	By:	/s/ PETER MEHRING
Peter Mehring
Director

Date: March 15, 2017	By:	/s/ GARY METZGER
Gary Metzger
Director

Date: March 15, 2017	By:	/s/ CHARLES RATELIFF
Charles Rateliff
Director

Date: March 15, 2017	By:	/s/ JOHN CAHILL
John Cahill
Director

Date: March 15, 2017	By:	/s/ TERRENCE MATTHEWS
Terrence Matthews
Director

