Form 10-QT
period 2017-03-31
Ecoark Holdings, Inc.
filed 2017-05-10
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QT

☐   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☒   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from January 1, 2017 to March 31, 2017

Commission File No. 000-53361

Ecoark Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	30-0680177
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3333 S Pinnacle Hills Parkway, Suite 220, Rogers AR 72758

(Address of principal executive offices) (Zip Code)

(479) 259-2977

(Registrant’s telephone number, including area code)

Former Fiscal Year: December 31

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” or “emerging growth company”

in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There were 42,426,696 shares of the Registrant’s $0.001 par value common stock outstanding as of May 5, 2017.

Ecoark Holdings, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ecoark Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ecoark Holdings, Inc. and Subsidiaries as of March 31, 2017 and December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2017. Ecoark Holdings, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecoark Holdings, Inc. and Subsidiaries as of March 31, 2017 and December 31, 2016, and the results of its consolidated operations and its consolidated cash flows for the three months ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

KBL, LLP

/s/ KBL, LLP
New York, NY
May 9, 2017

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands, except per share data)
	March 31, 2017	December 31, 2016
		(Restated)
ASSETS
CURRENT ASSETS
Cash	$8,648	$1,132
Certificates of deposit (pledged as collateral for lines of credit)	-	2,008
Accounts receivable, net of allowance of $76 and $89 as of March 31, 2017 and December 31, 2016, respectively	1,627	1,008
Inventory, net of reserves	2,104	2,053
Prepaid expenses	2,006	186
Assets held for sale - production equipment	158	203
Current assets of Eco3d classified as held for sale	1,404	2,064
Total current assets	15,947	8,654
NON-CURRENT ASSETS
Property and equipment, net	2,308	2,551
Intangible assets, net	1,567	1,647
Non-current assets of Eco3d classified as held for sale	366	396
Other assets	53	50
Total non-current assets	4,294	4,644
TOTAL ASSETS	$20,241	$13,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,720	$1,984
Accrued liabilities	2,620	3,257
Note payable	-	1,500
Current portion of long-term debt	-	185
Current liabilities of Eco3d classified as held for sale	463	258
Total current liabilities	4,803	7,184
NON-CURRENT LIABILITIES
Long-term debt, net of current portion	500	642
Long-term debt, net of current portion – related party	100	-
COMMITMENTS AND CONTINGENCIES	-	-
Total liabilities	5,403	7,826

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 42,330 and 38,303 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	42	38
Additional paid-in-capital	85,025	67,370
Accumulated deficit	(70,229)	(61,936)
Total stockholders’ equity	14,838	5,472
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,241	$13,298

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	(Dollars in thousands, except per share, data)
	2017	2016
CONTINUING OPERATIONS:		(Unaudited, restated)
REVENUES
Revenue from product sales	$2,447	$1,207
Revenue from services	22	24
	2,469	1,231
COST OF REVENUES
Cost of product sales, including $66 of depreciation expense on manufacturing equipment in 2017	2,542	1,182
Cost of services	21	21
	2,563	1,203
GROSS PROFIT (LOSS)	(94)	28
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation of $1,837 and $28 in 2017 and 2016, respectively	2,985	693
Professional fees and consulting, including share-based compensation of $1,458 in 2017	2,314	409
Selling, general and administrative	482	252
Depreciation, amortization and impairment	357	62
Research and development	1,235	752
Total operating expenses	7,373	2,168
Loss from continuing operations before other expenses	(7,467)	(2,140)

OTHER EXPENSES:
Interest expense, net of interest income	(450)	(87)
Total other expenses	(450)	(87)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(7,917)	(2,227)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(376)	6
PROVISION FOR INCOME TAXES ON INCOME (LOSS) FROM CONTINUING AND DISCONTINUED OPERATIONS	-	-
NET LOSS	(8,293)	(2,221)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	2
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(8,293)	$(2,223)

NET LOSS PER SHARE
Basic: Continuing operations	$(0.20)	$(0.08)
Discontinued operations	$(0.01)	$-
Total	$(0.21)	$(0.08)

Diluted: Continuing operations	$(0.20)	$(0.08)
Discontinued operations	$(0.01)	$-
Total	$(0.21)	$(0.08)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE	(Number of shares in thousands)
Basic	39,134	27,858
Diluted	44,315	28,517

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017

	(Dollar amounts and number of shares in thousand)
	Preferred		Common		Additional Paid-In-	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2017	-	$-	38,303	$38	$67,370	$(61,936)	$5,472

Shares issued for cash in private placement, net of expenses	-	-	2,000	2	7,253	-	7,255

Share-based compensation – stock - Board of Directors ($100 accrued at December 31, 2016)	-	-	38	-	200	-	200

Share-based compensation – stock – services rendered and to be rendered (prepaid)	-	-	550	1	3,072	-	3,073

Exercise of stock options	-	-	25	-	62	-	62

Share-based compensation – stock grants - employees	-	-	250	-	1,837	-	1,837

Shares issued for conversion of notes and accrued interest	-	-	833	1	3,717	-	3,718

Beneficial conversion feature of convertible notes payable	-	-	-	-	57	-	57

Warrants issued for conversion of notes payable	-	-	-	-	370	-	370

Shares issued under equity purchase agreement, net of expenses	-	-	331	-	1,087	-	1,087

Net loss for the period	-	-	-	-	-	(8,293)	(8,293)

Balances at March 31, 2017	-	$-	42,330	$42	$85,025	$(70,229)	$14,838

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	(Dollars in thousands)
	2017	2016
Cash flows from operating activities:		(Unaudited)
Net loss attributable to controlling interest	$(8,293)	$(2,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares of common stock issued for services rendered	1,458	-
Depreciation, amortization and impairment, including $66 included in cost of product sales in 2017	458	75
Share-based compensation – stock - employees	1,837	-
Share-based compensation – options	-	28
Warrants issued for conversion of notes	370	-
Beneficial conversion feature of convertible notes	57	-
Cash acquired in merger	-	14
(Income) loss from discontinued operations	376	(6)
Change in non-controlling interest on cash	-	2
Changes in assets and liabilities:
Accounts receivable	(340)	(449)
Inventory	(52)	(66)
Prepaid expenses	(63)	5
Other assets	8	130
Accounts payable	(348)	152
Accrued liabilities	(229)	219
Net cash used in operating activities of continuing operations	(4,761)	(2,119)
Net cash used in discontinued operations	(47)	6
Net cash used in operating activities	(4,808)	(2,113)

Cash flows from investing activities:
Redemption of certificates of deposit	2,008	-
Purchases of property and equipment	(61)	(49)
Net cash provided by (used in) investing activities	1,947	(49)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	7,255	9,555
Shares issued under equity purchase agreement, net of expenses	1,087	-
Shares issued in exercise of options	62	-
Collection of subscription receivable	-	55
Re-issuance of treasury shares for cash, net of expense	-	200
Repayment of debt – related parties	-	(587)
Proceeds from issuances of debt, including convertible notes – related parties	700	-
Proceeds from issuances of debt, including convertible notes	3,600	185
Repayments of debt	(2,327)	(360)
Net cash provided by financing activities	10,377	9,048
NET INCREASE IN CASH	7,516	6,886
Cash - beginning of period	1,132	1,962
Cash - end of period	$8,648	$8,848

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$38	$77
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Shares issued in conversion of notes payable	$3,718	$-
Intangibles acquired in merger	$-	$77
Payables assumed in merger	$-	$59
Shares issued for accrued board of director fees	$100	$-
Shares issued for prepaid servicers	$1,714	$-

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

Eco3d, LLC (“Eco3d”) is located in Phoenix, Arizona and provides customers with 3d technologies. Eco3d was formed by Ecoark in November 2013 and Ecoark owned 65% of the LLC. The remaining 35% was reflected as non-controlling interest until September 2016 when Ecoark Holdings issued shares of stock in exchange for the 35% non-controlling interest. Eco3d provides 3d mapping, modeling, and consulting services for clients in retail, construction, healthcare, and other industries throughout the United States. As described in Note 3, in March 2017 the Ecoark Holdings Board of Directors (“Ecoark Holdings Board”) approved a plan to sell Eco3d, and the sale was completed in April 2017.

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

Zest Labs, Inc. (“Zest Labs”) is located in San Jose, California and offers food retailers and suppliers intelligent, on-demand solutions for retailers and companies that ship and store products for perishable food quality management. Zest Labs’ Zest Data Services is a secure, multi-tenant cloud-based data collection platform for aggregating and real-time permission-based sharing and analysis of information. Zest Fresh, a fresh food management solution that utilizes the Zest Data Services platform, focuses on three primary value propositions – consistent food quality, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. Zest Delivery offers real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Zest Labs (then known as Intelleflex Corporation) was purchased by Ecoark in September 2013. Effective October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services.

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

Fiscal Year-End Change

On January 19, 2017, the Ecoark Holdings Board approved a change from a fiscal year ending on December 31 to a fiscal year ending on March 31 as permitted by the bylaws. The change applied to all subsidiaries except Eco3d which was sold in April 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings and its direct and indirect subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. Ecoark Holdings is a holding company that holds 100% of Ecoark and Magnolia Solar. Ecoark holds 100% of Eco360, Pioneer Products (which owns 100% of Sable), Zest Labs and Eco3d until April 2017. As described in Note 3, in March 2017 the Ecoark Holdings Board approved a plan to sell Eco3d, and the sale was completed in April 2017. Ecoark previously owned 65% of Eco3d and the remaining 35% interest was owned by executives of Eco3d until September 2016 when the executives’ 35% interest was acquired in exchange for 525 shares of Ecoark Holdings stock.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

Reclassification

The Company has reclassified certain amounts in the 2016 consolidated financial statements to be consistent with the 2017 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data, as well as certain research and development expenses. Reclassifications relating to the discontinued operations of Eco3d are described further in Note 3. The reclassifications had no impact on operations or cash flows for the three months ended March 31, 2016.

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

The Company reviews recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company did consider it necessary to record impairment charges during the three months ended March 31, 2017 and the year ended December 31, 2016 for equipment acquired as part of the Sable acquisition. Fixed assets to be disposed of by sale are carried at the lower of the then current carrying value or fair value less estimated costs to sell.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

ASC 360-10 addresses criteria to be considered for long-lived assets expected to be disposed of by sale. Six criteria are listed in ASC 360-10-45-9 that must be met in order for assets to be classified as held for sale. Once the criteria are met, long-lived assets classified as held for sale are to be measured at the lower of carrying amount or fair value less costs to sell. In December 2016 management decided to outsource its densification activities at the Sable facility in Georgia. All six criteria were met and thus the densification and related equipment have been adjusted to fair value and reclassified to current assets in the December 31, 2016 balance sheet. Additional adjustments to fair value were recorded as of March 31, 2017.

Intangible assets with definite useful lives are stated at cost less accumulated amortization and impairment. Intangible assets capitalized as of March 31, 2017 and December 31, 2016 represent the valuation of the Company-owned patents and customer lists. These intangible assets are being amortized on a straight-line basis over their estimated average useful lives of thirteen and a half years for the patents and three years for the customer lists. Expenditures on intangible assets through the Company’s filing of patent and trademark protection for Company-owned inventions are expensed as incurred.

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

Advertising Expense

The Company expenses advertising costs, as incurred. Advertising expenses for the three months ended March 31, 2017 and 2016, which were nominal, are included in selling, general and administrative costs.

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

Shipping and Handling Costs

The Company reports shipping and handling revenues and their associated costs in revenue and cost of revenue, respectively. Shipping revenues and costs for the three months ended March 31, 2017 and 2016 were nominal and included in cost of product sales.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The Company will recognize revenues for its software in accordance with ASC 985-605 Software Revenue Recognition. The Company has not generated revenue from software licensing arrangements as of March 31, 2017.

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

Revenue Recognition – Discontinued Operations

For discontinued operations of Eco3d, when the arrangement with a customer includes services or significant production, modification, or customization of software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance and certain production-type contracts contained in ASC 605-35 Construction-Type and Production-Type Contracts. Note that revenues and costs of revenues relating to Eco3d have been reclassified to income (loss) from discontinued operations in the statements of operations. We use the percentage-of-completion method provided all of the following conditions exist:

●	the contract includes provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement;

●	the customer can be expected to satisfy its obligations under the contract;

●	the Company can be expected to perform its contractual obligations; and

●	reliable estimates of progress toward completion can be made.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

Share-Based Compensation

The Company follows ASC 718-10 Share Based Payments. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee share-based compensation under ASC 505-50 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged either directly to expense, or to a prepaid expense if shares of common stock are issued in advance of services being rendered, and to additional paid-in capital.

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

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

Segment Information

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For 2017 and 2016 the Company and its Chief Operating Decision Makers determined that the Company’s operations were divided into two segments: Products and Services. See Note 14 for segment information disclosures.

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

Recently Issued Accounting Standards

In January 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to simplify the annual or interim goodwill impairment test. A public business entity that is a U.S. SEC filer should adopt the amendments in this update for its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

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

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $70,229 since inception. The accumulated deficit together with recurring losses of $8,293, $25,349 and $10,502 for the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015, respectively, and cash used in operating activities in the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015 of $4,808, $14,097 and $7,671, respectively, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised $12,642 of additional capital, net of expenses, in the three months ended March 31, 2017 as compared with over $17,000 raised in the first half of 2016. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. The Company has plans to raise up to a cumulative amount of $80,000 related to a shelf registration filed with the SEC. Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

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

As a result of the Merger and in accordance with SAB Topic 14C and ASC 805-40-45, the Company had given retroactive effect to the transaction by adjusting the number of shares in the consolidated balance sheets, consolidated statements of operations, consolidated statement of changes in stockholders’ equity and accompanying notes. The retroactive treatment changed the reported common shares and additional paid-in capital in the balance sheets, the shares used in the calculation of net loss per share and resulting net loss per share in the statements of operations, the number of shares and related dollar amounts in the statement of changes in stockholders’ equity, and various disclosures regarding number of shares and related amounts in these notes to consolidated financial statements. There was no effect on the net loss or total stockholders’ equity as a result of the restatement.

The change became effective on March 24, 2016 when the Merger closed.

The financial statements presented herein for the period through March 24, 2016 represent the historical financial information of Ecoark, Inc.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 3: DISCONTINUED OPERATIONS

On April 14, 2017, the Company sold the assets, liabilities and membership interest in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $1,900 in cash, anticipated payments of $200 to be received over four months for accounts payable and 560 shares of the Company’s common stock that was held by executives of Eco3d. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to Eco3d as a disposal group classified as held for sale and included as part of discontinued operations. Eco3d had been included in the Services segment, and segment disclosures in Note 14 no longer include amounts relating to Eco3d following the reclassification to discontinued operations. There will be no significant continuing involvement with Eco3d. The Company will allow Eco3d to utilize certain accounting system software for up to one year.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheets consisted of the following:

	March 31, 2017	December 31, 2016
Cash	$34	$363
Accounts receivable, net of allowance	1,293	1,572
Prepaid expenses	67	110
Other current assets	10	19
Current assets classified as held for sale	$1,404	$2,064

Property and equipment, net	$362	$391
Other assets	4	5
Non-current assets classified as held for sale	$366	$396

Accounts payable	$68	$151
Accrued liabilities	395	107
Current liabilities classified as held for sale	$463	$258

Major line items constituting income (loss) of discontinued operations in the consolidated statements of operations for the three months ended March 31 consisted of the following:

	2017	2016
Revenue from services	$1,742	$733
Cost of services	806	276
Gross profit	936	457
Operating expenses	1,293	443
Allocated interest expense	19	8
Income (loss) of discontinued operations	$(376)	$6

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing income tax benefit for 2017, and income tax provision for 2016 was considered immaterial. Thus, no separate tax provision or benefit relating to discontinued operations is included here or on the face of the consolidated statements of operations.

Discussions continue with the buyers of Eco3d regarding final adjustments to the balance sheet of Eco3d as of April 14, 2017. Estimated gain on the sale of $800 will be recognized in the Company’s quarter ending June 30, 2017.

NOTE 4: INVENTORY

Inventory consisted of the following:

	March 31, 2017	December 31, 2016
Inventory	$2,456	$2,391
Inventory reserves	(352)	(338)
Total	$2,104	$2,053

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Machinery and equipment	$2,724	$2,707
Computers and software costs	406	471
Furniture and fixtures	107	107
Leasehold improvements	4	4
Total property and equipment	3,241	3,289
Accumulated depreciation and impairment	(933)	(738)
Property and equipment, net	$2,308	$2,551

Depreciation expense for the three months ended March 31, 2017 and 2016 was $98 and $39, respectively. The 2017 expense includes $66 of depreciation on manufacturing equipment that is classified as cost of product sales. An impairment charge of $245 was recorded in March 2017 ($45 related to assets reclassified to held for sale and $200 for other equipment at Sable). The Company decided to outsource its densification process and therefore has plans to sell the densifiers and related equipment acquired in the Sable acquisition. That equipment was written down to estimated fair value of $158, including the 2017 adjustment of $45 and is included in current assets. In the three months ended March 31, 2017, $104 of fully depreciated assets were written off. As described in Note 9 below, the ownership interest in Sable (that includes equipment and other assets) serves as collateral for the remaining outstanding convertible notes.

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2017	December 31, 2016
Customer lists	$5,008	$5,008
Patents	1,090	1,090
Goodwill, net of impairment	582	582
Total intangible assets	6,680	6,680
Accumulated amortization and impairment	(5,113)	(5,033)
Intangible assets, net	$1,567	$1,647

Amortization expense for the three months ended March 31, 2017 and 2016 was $80 and $23, respectively. Amortization amounts for the next five years are: $310, $81, $75, $75 and $75.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Professional fees and consulting costs	$1,777	$2,379
Share-based compensation	-	100
Vacation and paid time off	359	319
Payroll and employee expenses	163	221
Legal fees	112	-
Other	209	238
Total	$2,620	$3,257

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 8: NOTE PAYABLE

The Company had a note payable pursuant to a line of credit maintained with a bank. The note was secured by the accounts receivable, inventory and equipment of Sable and had a 5.5% interest rate with interest payable monthly and a balloon payment due on November 18, 2017. The note, formerly guaranteed by the former owner of Sable, now a stockholder of the Company, originated July 15, 2015 with a maximum amount of $1,500. The balance of the note was $1,500 at December 31, 2016 and had an average amount outstanding of $1,500 for the period from acquisition on May 3, 2016 to March 16, 2017. The note was renegotiated with the bank, and on February 17, 2017 the bank renewed the line of credit. The Company had pledged a $1,500 certificate of deposit as collateral, and the guaranty of the former owner of Sable was eliminated. The note had standard covenants, and the Company was not in default of any covenant. The note along with all accrued interest was repaid on March 17, 2017.

Interest expense on the note in 2017 was $12.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following:

		March 31, 2017	December 31, 2016
Secured convertible promissory note	(a)	$500	$-
Note payable – Generations Bank	(b)	-	156
Note payable – Generations Bank	(c)	-	171
Line of credit – Bank of America	(d)	-	500
Total		500	827
Less: current portion		-	(185)
Long-term debt, net of current portion		$500	$642

(a)

Secured convertible promissory note (“convertible note”) bearing interest at 10% per annum, entered into on January 10, 2017 for $500. Principal due in one lump sum payment on or before July 10, 2018. The convertible note was part of the financing the Company entered into in the three months ended March 31, 2017, that raised $4,300 (of a maximum of $5,000) in convertible notes ($700 of which were from related parties, see Note 10) bearing interest at 10% per annum. On March 30, 2017, $3,700 of these notes were converted (and $600 of the $700 related to the related parties) into shares of common stock, along with the related accrued interest on those notes. The interest is due and payable quarterly, in arrears, with the initial interest payments due March 31, 2017 and continuing thereafter on each successive June 30, September 30, December 31, and March 31, of each year during the term of the notes.

The Company granted note holders a security interest for the holder’s ratable share of the series notes in the Company’s ownership interest in Eco3d as collateral. The note holders have the right at the holders’ option to convert all or any portion of the principal amount at a conversion rate per share which range from $4.15 to $7.10 per share. In February 2017, the Company amended the convertible note whereby the collateral of the notes was changed from the ownership interest in Eco3d to the ownership interest in Sable. In February 2017, the Company amended the convertible note whereby certain holders (not including related parties) received a warrant to purchase 10 shares of common stock for every $100 principal amount if the holder converted the note on or before March 31, 2017.

(b)	Five-year note payable dated May 3, 2013 in the original principal amount of $500 accruing interest at 5.5% with monthly payments of $10 and secured by the plant equipment of Sable and the guaranty of the former owner of Sable, now a stockholder of the Company. The note had standard covenants, and the Company was not in default of any covenant. The note along with all accrued interest was repaid on March 24, 2017.

(c)	Five-year note payable dated February 3, 2014 in the original principal amount of $367 accruing interest at 5.5% with monthly payments of $7 and secured by the plant equipment of Sable and the guaranty of a stockholder of the Company and an entity controlled by the former owner of Sable, now a stockholder of the Company. The note had standard covenants, and the Company was not in default of any covenant. The note along with all accrued interest was repaid on March 24, 2017.

(d)

The Company had established a line of credit with Bank of America allowing the Company to draw up to $500. A certificate of deposit for $500 had been pledged as collateral to secure any outstanding borrowings.  The line of credit was established on June 27, 2016 and matures with a balloon payment due on June 27, 2018.  The interest rate on the borrowing was a floating interest rate equal to the LIBOR Daily Floating Rate plus 1.75 percentage points and all interest is paid monthly.  As of December 31, 2016, $500 had been drawn on the line. The line has standard covenants, and the Company was not in default of any covenant at December 31, 2016. The $500 drawn along with all accrued interest was repaid on March 20, 2017, and the certificate of deposit was redeemed at that time.

Interest expense on the long-term debt for the three months ended March 31, 2017 and 2016 was $8 and $76, respectively.

See Note 10 for long-term debt transactions with related parties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 10: RELATED-PARTY TRANSACTIONS

Long-term debt – related parties consisted of a $100 note payable purchased by the Company’s Chief Administrative Officer, Troy Richards, in February 2017, who declined the warrants. The convertible note has terms consistent with those described in Note 9 (a) above and was not converted as of March 31, 2017.

In February 2017, in addition to Mr. Richard’s note, an independent director on the Company’s Board who is a significant shareholder purchased $500 of the series notes, and an officer of the Company purchased $100 of the series notes. The officers and directors declined the warrants. The $600 of notes were converted as of March 31, 2017.

Interest expense on the convertible notes held by related parties for the three months ended March 31, 2017 was $5.

On February 28, 2017, the Company entered into a Securities Purchase Agreement related to the issuance and sale of up to 1,100 shares of common stock held by Randy May, Chairman of the Board and former CEO, and Gary Metzger, an independent director on the Company’s Board and a significant shareholder. The purchase agreement is pursuant to the Company’s Form S-3 registration statement filed on August 17, 2016. The selling securityholders may sell or distribute the securities included in this prospectus supplement through underwriters, through agents, to dealers, in private transactions, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices. The Company will not receive any of the proceeds from sales of the common stock made by the selling securityholders.

NOTE 11: STOCKHOLDERS’ EQUITY

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

In 2017, the Company issued 2,000 shares of the Company’s common stock pursuant to a private placement offering for $7,255, net of expenses (see Securities Purchase Agreement – Institutional Funds below).

The Company issued 38 shares for board compensation valued at $200, of which $100 was accrued for at December 31, 2016.

The Company issued 550 shares for services rendered and to be rendered (prepaid) to consultants under the 2013 Incentive Stock Plan of Ecoark Holdings (previously MSC) (the “Holdings Plan”) valued at $3,073.

The Company issued 25 shares for $62 in the exercise of options under the Ecoark Inc. 2013 Stock Option Plan (the “Ecoark Plan”) at $2.50 per share.

The Company issued 250 shares to employees in stock grants vested under the Holdings Plan.

The Company issued 833 shares in conversion of notes payable and accrued interest on that debt (both third parties and related parties) valued at $3,718.

The Company issued 331 shares under an equity purchase agreement, net of expenses for $1,087.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The purchase price is the volume-weighted average price (“VWAP”) of the purchase shares during the pricing period multiplied by (i) 77% if the price of the regular purchase request is 100% or less than or equal to the average trailing ten day trading volume on the principal market multiplied by the average VWAP in the pricing period, or (ii) 72% if the price of the regular purchase request is greater than 100% but less than 150% of the average or less than or equal to the average trailing ten day trading volume on the principal market multiplied by the average VWAP in the pricing period, or (iii) 67% if the price of the regular purchase request is greater than 150% but less than 200% of the average trailing ten day trading volume multiplied by the average VWAP in the pricing period. An expense commission totaling 10% of the proceeds is due on each purchase.

The investor made an initial purchase of 125 shares on January 13, 2017 for an aggregate consideration of $469, less expense commission of $47, providing net proceeds of $422.

The investor made a second purchase of 145 shares on January 30, 2017 for an aggregate consideration of $540, less expense commission of $55, providing net proceeds of $485.

The investor made a third purchase of 61 shares on February 13, 2017 for an aggregate consideration of $200, less expense commission of $20, providing net proceeds of $180.

Securities Purchase Agreement – Institutional Funds

On March 14, 2017, the Company completed a reserved private placement agreement entered into on March 13, 2017 related to the issuance and sale of 2,000 shares of common stock for $8,000 ($7,255 net of expenses) to institutional purchasers at $4.00 per share.  The purchase agreement is pursuant to the Company’s Form S-3 registration statement filed on August 17, 2016.  The purchasers also received warrants to purchase 1,000 shares of common stock equal to 50% of the purchaser’s shares for $5.00 for up to 5 years from the date the transaction completed. The investment bankers for the transaction received warrants to purchase 140 shares of common stock for $5.00 for up to 5 years, the same terms as the investors.

Total shares issued and outstanding as of March 31, 2017 were 42,330.

Warrants

MSC had issued warrants for 15 shares (post-merger, formerly 3,785) that were converted into shares of common stock in accordance with the Merger Agreement with Ecoark. Consistent with the terms of the Merger, warrants for 13 shares were converted to shares at the time of the Merger. The remaining warrants for 2 shares were exercised in a cashless exchange for shares during the second quarter of 2016.

During 2016, the Company issued 4,337 warrants as part of the private placement that was completed on April 28, 2016, of which 98 of these warrants were exercised for common shares totaling $477, leaving warrants for 4,239 shares outstanding as of December 31, 2016. These warrants have a strike price of $5.00 per share and expire on December 31, 2018.

Warrants were issued in October 2016 to a consultant. The warrants are exercisable into 100 shares common stock with a strike price of $2.50 per share that vested October 31, 2016 with an expiration date of October 31, 2018.

As discussed in Note 9, the Company on March 30, 2017 issued warrants to the convertible note holders that converted their notes into shares of common stock in accordance with the amended Secured Convertible Promissory Note. The warrants are exercisable into 310 shares of common stock with a strike price of $7.50 per share, and expire on December 31, 2018. The warrants were valued using the Black-Scholes model, which incorporated a volatility of 82% and a discount yield of 1.27%. The value of the warrants of $370 is included in interest expense and additional paid in capital.

As discussed above, the Company on March 14, 2017 issued 1,000 warrants to the institutional investors that purchased the 2,000 shares of common stock in the private placement. The warrants have a strike price of $5.00 and mature in March 2022. In addition, the brokers of the transaction received 140 warrants with the same terms as the investors.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Changes in the warrants are described in the table below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	15	$35.00	1.0
Granted	4,437	$4.94	2.0
Exercised pre-Merger	(13)
Exercised pre-Merger	(98)	$(5.00)
Exercised cashless, post-Merger	(2)
Forfeited	-
Cancelled	-
Balance at December 31, 2016	4,339	$4.94	2.0
Granted	1,450	$5.53	4.3
Exercised	-
Forfeited	-
Cancelled	-
Balance at March 31, 2017	5,789	$5.09	2.6
Intrinsic value of warrants	$195

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Stock Options

On February 16, 2013, the Board of Directors of Ecoark approved the Ecoark Plan. The purposes of the Ecoark Plan were to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the business. The Ecoark Plan was expected to contribute to the attainment of these objectives by offering employees, directors and consultants the opportunity to acquire stock ownership interests in Ecoark, and to thereby provide them with incentives to put forth maximum efforts for the success of Ecoark.

Awards under the Ecoark Plan were only granted in the form of nonstatutory stock options (“Options”) to purchase the Ecoark’s Series C Stock prior to the Merger with MSC. Under the terms of the Ecoark Plan and the Merger, the Options converted into the right to purchase shares of the Company.

In May 2014, Ecoark had granted Options to purchase 693 shares to various employees and consultants of Ecoark. The Options had an exercise price of $1.25 per share and have a term of 10 years. The Options were to vest over a three-year period as follows: 25% immediately; 25% on the first anniversary date; 25% on the second anniversary date; and 25% on the third anniversary date. During 2015 Ecoark issued additional Options on 625 shares of common stock. At the end of 2015, Options under the Ecoark Plan were outstanding to purchase 1,318 shares of common stock. The total original number of Options on 1,318 Ecoark shares was divided by two in conjunction with the exchange ratio required by the Merger Agreement and converted to Options to purchase 659 shares of the Company (Holdings) with an adjusted exercise price of $2.50. In September 2016, the remaining vesting was accelerated to have those Options 100% vested. In 2016, the Company issued options to purchase 125 shares of stock at a strike price of $2.50 per share to a consultant. These options vested immediately and expire on March 31, 2018. In the Company’s fourth quarter of 2016, an optionholder forfeited 125 options and thus, at December 31, 2016, Options on 659 shares of the Company were outstanding with an adjusted exercise price of $2.50. The Board adjusted the expiration date of these options to March 28, 2018.

Management valued the Options utilizing the Black-Scholes Method, with the following criteria: stock price - $2.50; exercise price - $2.50; expected term – 10 years; discount rate – 0.25%; and volatility – 55.32%.

Options for 250 shares were issued to a consultant in 2017 with an exercise price of $2.50 and an expiration date of March 28, 2018, and Options were exercised for 25 shares in March 2017 at $2.50 per share providing $62 in cash to the Company.

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees, and has recorded share-based compensation of $575 and $28 for the three months ended March 31, 2017 and 2016, respectively, relating to the Options. Changes in the Options under the Ecoark Plan are described in the table below

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	659	$2.50	2.1
Granted	125	$2.50	0.4
Exercised	-
Forfeited	(125)	$2.50

Balance at December 31, 2016	659	$2.50	1.2
Granted	250	$2.50	1.0
Exercised	(25)	$2.50
Forfeited	-
Balance at March 31, 2017	884	$2.50	1.0
Intrinsic value of options	$1,724

2013 Holdings Plan

The Holdings Plan was registered on February 7, 2013. Under the Holdings Plan, the Company may grant incentive stock in the form of Stock Options, Stock Awards and Stock Purchase Offers of up to 5,500 shares of common stock to Company employees, officers, directors, consultants and advisors. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant. At the time of the Merger, 5,497 shares were available to issue under the Holdings Plan. The Board has authorized blocks of incentive stock totaling 5,486 shares to be issued to various employees, consultants, advisors and directors of the Company through March 31, 2017, leaving 11 shares available to grant.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Stock Awards – Three Months Ended March 31, 2017

On January 10, 2017, the Company issued 17 shares of common stock to independent directors that were fully vested and accrued for on December 31, 2016. A total of $25 in shares were issued to each independent director for their participation on the Company’s Board for the most recent quarter ended December 31, 2016. Each independent director was issued 4 shares at $5.86 per share which was the average closing share price of the Company’s stock for the quarter ended December 31, 2016. On March 31, 2017, the Company granted and issued 21 shares of common stock to independent directors that were fully vested on March 31, 2017. A total of $25 in shares were issued to each independent director for their participation on the Company’s Board for the most recent quarter ended March 31, 2017. Each independent director was issued 5 shares at $4.70 per share which was the average closing share price of the Company’s stock for the quarter ended March 31, 2017.

The Company engaged the services of consultants to assist it with efforts to raise capital, identify potential acquisitions, and perform acquisition due diligence. In addition to cash compensation for those services the Company granted 550 shares of common stock to the consultants that were fully vested as of March 31, 2017. The Company issued these shares in March 2017. The grant date value of the 550 shares was $2,498. Of the $2,498, as of March 31, 2017, $1,714 is recorded as prepaid expenses as the contractual service term of the consultants runs through December 31, 2017.

The Company granted and issued 250 shares to employees valued at $1,245 based on grant date fair values.

In March 2017, the Company granted 4,189 shares to employees that vest through December 31, 2018. The values were based on grant date fair value of March 21, 2017 ($4.90 per share) and will be expensed through the completion of the vesting at December 31, 2018. The share-based compensation expense related to these grants for the three months ended March 31, 2017 was $592. Share-based compensation costs of approximately $22,000 for grants not yet recognized will be recognized as expense through December 31, 2018, subject to any changes for actual versus estimated forfeitures.

A reconciliation of the shares available under the Holdings Plan is presented in the table below through March 31, 2017

Number of Shares
Available under the Holdings Plan	5,500
Granted pre-Merger	(13)
Shares cancelled pre-Merger	10
Available at the Merger date	5,497
Shares granted post-Merger	(476)
Options granted post-Merger	-
Balance at December 31, 2016	5,021
Shares granted	(5,010)
Balance at March 31, 2017	11
Vested stock awards at March 31, 2017	997

Shares issued under the Holdings Plan through March 31, 2017.

	Number of Shares Issued	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	3	-
Issued post-merger	159	1.9
Balance at December 31, 2016	162	-
Issued	813	1.9
Balance at March 31, 2017	975	1.8

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2021. Rent expense was approximately $176 and $76 for the three months ended March 31, 2017 and 2016, respectively. The amount for 2017 includes $72 in rent for Sable’s production facility which is included in cost of product sales. Future minimum lease payments required under the operating leases for the fiscal years ending March 31 are as follows: 2018 - $608, 2019 - $496, 2020 - $413, and 2021 - $250.

Corporate Card Program

The Company has established a corporate credit card program with a bank and has approximately $265 in an interest-bearing account at the bank to secure charges from the corporate card program.

Royalties

The Company has cross-licensing agreements with several technology companies that require payment of royalties upon the sale and or use of certain patented technologies. One of these agreements requires minimum annual payments of $50 until the last of the patents expire.

Contract Related Fees

Prior to the Merger, a subsidiary of the Company, as part of a contract to develop its products, has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by a contractor have been repaid (or three times the funds if non-New York manufactured), or 15 years after start of sales. As of March 31, 2017, the subsidiary has $1,252 of contract related expenses. These funds will be owed to the contractor, as described above, contingent upon the sale of the subsidiary’s product related to that contract.

The Company has determined that a liability need not be accrued because management has determined that it is not probable sales will occur in this technology.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 13: INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $60,798 at March 31, 2017, expiring through the year 2037. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The table below summarizes the differences between the tax benefit computed at the statutory federal tax rate and the Company’s net income tax benefit for the three months ended March 31:

	2017	2016
Tax benefit computed at expected statutory rate	$(2,820)	$(756)
State income taxes, net of benefit	-	-
Permanent differences:
Meals and entertainment	4	2
Research and development expenses	18	29
Intangibles	48	48
Other adjustments	124	-
Increase in valuation allowance	2,626	677
Net income tax benefit	$-	$-

The table below summarizes the differences between the statutory federal rate and the Company’s effective tax rate as follows for the three months ended March 31:

	2017	2016
Federal statutory rate (benefit)	(34.0)%	(34.0)%
State income taxes	-	-
Permanent differences	2.6%	1.2%
Change in valuation allowance	31.4%	32.8%
Effective Tax Rate	0%	0%

The Company has deferred tax assets which are summarized as follows:

	March 31, 2017	December 31, 2016
Net operating loss carryover	$20,671	$18,311
Depreciable and amortizable assets	1,464	1,489
Share-based compensation	1,003	802
Accrued liabilities	122	144
Inventory reserve	119	115
Allowance for bad debts	154	47
Other	4	4
Less: valuation allowance	(23,537)	(20,912)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at March 31, 2017 and December 31, 2016, due to the uncertainty of realizing the deferred income tax assets. The Company has not identified any uncertain tax positions and has not received any notices from tax authorities.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 14: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of March 31, 2017, and for the three months then ended and the years ended December 31, 2016 and 2015, the Company operated in two segments. The segments are Products (principally consisting of Pioneer Products’ operations consisting of sales of recycled plastic products) and Services (principally consisting of costs associated with developing Zest Labs solutions). Amounts related to Eco3d’s mapping, modeling and consulting services business have been reclassified to discontinued operations and thus are excluded from the amounts in the tables below. Home office costs are allocated to the two segments based on the relative support provided to those segments.

March 31, 2017	Products	Services	Total
Segmented operating revenues	$2,447	$22	$2,469
Cost of revenues	2,542	21	2,563
Gross profit (loss)	(95)	1	(94)
Total operating expenses net of depreciation, amortization and impairment, and interest and expense, net	526	6,490	7,016
Depreciation, amortization and impairment	297	60	357
Interest expense, net of interest income	12	438	450
Loss from continuing operations	$(930)	$(6,987)	$(7,917)
Segmented assets
Property and equipment, net	$2,073	$235	$2,308
Intangible assets, net	$785	$782	$1,567
Capital expenditures	$21	$34	$55

March 31, 2016	Products	Services	Total
Segmented operating revenues	$1,207	$24	$1,231
Cost of revenues	1,182	21	1,203
Gross profit	25	3	28
Total operating expenses net of depreciation and amortization, and interest expense, net	59	2,047	2,106
Depreciation, amortization and impairment	-	62	62
Interest expense, net of interest income	1	86	87
Loss from continuing operations	$(35)	$(2,192)	$(2,227)
Segmented assets
Property and equipment, net	$-	$242	$242
Intangible assets, net	$15	$892	$907
Capital expenditures	$-	$3	$3

NOTE 15: CONCENTRATIONS

During the three months ended March 31, 2017 the Company had four major customers comprising 85% of sales and in 2016 the Company had one major customer comprising 98% of sales, all in the products segment. A major customer is defined as a customer that represents 10% or greater of total sales. Additionally, the Company had four customers in the products segment as of March 31, 2017 and December 31, 2016 with accounts receivable balances of 75% and 69% of the total accounts receivable, respectively. The Company does not believe that risk associated with these customers will have an adverse effect on the business.

In addition, during 2017 and 2016, the Company had two major vendors comprising 56% and 63% of purchases, respectively. A major vendor is defined as a vendor that represents 10% or greater of total purchases. Alternative sources exist such that the risk associated with the two vendors is not expected to have an adverse effect on the Company. Additionally, the Company had two vendors as of March 31, 2017 and December 31, 2016 with accounts payable balances of 62% and 70%, respectively, of total accounts payable.

The Company maintained cash balances in excess of the FDIC insured limit in both years. The Company does not consider this risk to be material.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 16: ACQUISITION OF SABLE

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

The seller was subject to a lock-up agreement (the “Lock-Up Agreement”) that released shares from the Lock-Up Agreement over a period of one year (the “Lock-Up Period”). Under the Lock-Up Agreement, the seller was permitted to sell 33.3% of the Shares received by the seller after the six-month anniversary of the closing of the transaction. Thereafter, an additional 33.3% of the Shares was released at the end of each subsequent three-month period until the end of the Lock-Up Period.

No cash was paid relating to the acquisition of Sable. Sable operates a polymer manufacturing facility north of Atlanta, Georgia.

The Company acquired the assets and liabilities noted below in exchange for the 2,000 shares and accounted for the acquisition in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

Cash	$41
Receivables, net	1,250
Inventory	759
Property and equipment	2,822
Identifiable intangible assets	1,028
Goodwill	1,264
Other assets	36
Accounts payable and other liabilities	(883)
Notes payable and current debt	(2,100)
Long-term debt	(431)
$3,786

The intangible assets represent customer lists and will be amortized over three years. The goodwill recognized reflects expected synergies from combining operations of Sable and the Company as well as intangible assets that do not qualify for separate recognition including polymer formulas and formulations. The goodwill is expected to be deductible for tax purposes. The goodwill will not be amortized but will be tested annually for impairment. In the fourth quarter of 2016 an impairment charge of $682 was recorded. Since the acquisition Sable has recorded $4,435 in revenues (net of intercompany elimination) and a loss of $2,593 in 2016, and $1,261 in revenues (net of intercompany eliminations) and a loss of $587 (including impairment charges of $245) for the three months ended March 31, 2017 that are included in consolidated results.

The following table shows pro-forma results for the three months ended March 31, 2016 as if the acquisition had occurred on January 1, 2015. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Sable and the Company.

For the three months ended March 31, 2016
Revenues	$3,311
Net loss attributable to controlling interest	$(2,429)
Net loss per share	$(0.09)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 17: SUBSEQUENT EVENTS

On April 14, 2017, the Company completed the sale of Eco3d for $1,900 in cash, accounts payable of $200 to be received over four months and 560 shares of the Company’s common stock previously held by executives of Eco3d. Discussions continue with the buyers of Eco3d regarding final adjustments to the balance sheet of Eco3d as of April 14, 2017. Estimated gain on the sale of $800 will be recognized in the Company’s quarter ending June 30, 2017. As part of the consideration paid by the buyers of Eco3d, proceeds went to repay the intercompany loan of approximately $1,200.

In April 2017, the Company issued 97 shares of common stock pursuant to the stock awards granted that are more fully described in Note 11.

The Board elected Susan Chambers and Steve Nelson to fill vacancies from an increase in the board size from seven directors to eight directors, the maximum currently allowed by the Company’s Articles of Incorporation, and the voluntary resignation of Troy Richards, effective on April 24, 2017. Mr. Richards resigned from the Board to allow for the appointments of the two new directors and the resulting majority of independent directors serving on the Board, but will remain as the Company’s Chief Administrative Officer. The Board also appointed Ms. Chambers as the chair of the Board’s Compensation Committee and Mr. Nelson as chair of the Board’s Audit Committee. Ms. Chambers and Mr. Nelson are independent under the SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and in accordance with Rule 5605(a)(2) of the Marketplace Rules of NASDAQ. The Board has determined that Mr. Nelson qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

Ms. Chambers previously served as the Chief Human Resource Officer for Walmart from 2006 to her retirement in July 2015. Ms. Chambers currently serves on the board of directors of USA Truck, Inc. (NASDAQ:USAK) and as chair of its executive compensation committee. Ms. Chambers’ senior leadership experience in human resources, technology, supply chain, and risk management and her service on the board of another public company are among the many attributes that qualify her to serve as a member of the Board.

Mr. Nelson has been a lecturer for the Department of Accounting at the University of Central Arkansas since 2015. In 2015, Mr. Nelson retired as Vice-President, Controller of Dillard’s, Inc. (NYSE:DDS), where he was responsible for administering all aspects of financial accounting and reporting. Mr. Nelson’s 35-year career as a CPA and his extensive experience as controller of a publicly traded company qualify him to serve on the Board and its Audit Committee.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business that were discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Such forward-looking statements may be contained in the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” among other places in this Form 10-QT.

Dollar amounts and number of shares below are expressed in thousands, except per share amounts.

Ecoark Holdings, Inc.

Ecoark Holdings, Inc. (“Ecoark Holdings”) is a Nevada corporation incorporated on November 19, 2007 that has developed over the years through key acquisitions described below and organic growth. Ecoark Holdings is an innovative company focused on the development and deployment of business solutions and products to the retail, agriculture and food service markets. Ecoark Holdings has assembled a team and portfolio of proprietary, patented technologies to address the waste in operations, logistics and supply chain. Ecoark Holdings accomplishes this through two wholly-owned operating subsidiaries, Ecoark, Inc. (“Ecoark”) and Magnolia Solar, Inc. (“Magnolia Solar”). Further, Ecoark has two operating subsidiaries: Zest Labs, Inc. (“Zest Labs”) and Pioneer Products, LLC (“Pioneer Products” or “Pioneer”). The subsidiary Eco3d, LLC (“Eco3d”) was sold on April 14, 2017 and is reported as discontinued operations in the consolidated financial statements in this report.

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

After giving effect to the Merger and the issuance of common stock to the shareholders of Ecoark, the shareholders of Ecoark received 95% of the shares of Ecoark Holding’s common stock (27,706 shares out of 29,057 shares).

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

Sale of Eco3d

On April 14, 2017, the Company sold the assets, liabilities and membership interest in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $1,900 in cash, future payments of $200 to be received over four months for accounts payable and 560 shares of the Company’s common stock that was held by executives of Eco3d. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to Eco3d as a disposal group classified as held for sale and included them as part of discontinued operations. Eco3d had been included in the Services segment, and segment disclosures no longer include amounts relating to Eco3d following the reclassification to discontinued operations. There will be no significant continuing involvement with Eco3d. Discussions continue with the buyers of Eco3d regarding final adjustments to the balance sheet of Eco3d as of April 14, 2017. Estimated gain on the sale of $800 which will be recognized in the Company’s quarter ending June 30, 2017.

Description of Business

Ecoark Holdings operates through two wholly-owned operating subsidiaries, Ecoark and Magnolia Solar. Further, Ecoark has two operating subsidiaries: Zest Labs and Pioneer Products.

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

Pioneer Products

Pioneer Products began by creating new consumer products using plastic reclaimed from post-consumer and retailers’ waste streams. One of these products is Pioneer Products’ “close-looped” 45-gallon trash can. Pioneer Products generates revenue from the sale of products such as plastic trash cans to 3,700 retail stores of the largest retailer in the continental U.S., Walmart, a major customer of the Company. Pioneer Products’ competitors include large consumer products companies such as Rubbermaid and Hefty.

Building on a platform of proven retail success, Pioneer Products leverages its reputation and strategic network by acting as a broker for other products and companies that fit into its brand portfolio. Pioneer owns direct vendor relationships and vendor numbers with some of the largest retailers in the U.S. This vendor number facilitates introduction of a new product to a retailer. Additionally, Pioneer’s offerings enable Ecoark to play a key role in supporting and working to achieve some of Walmart’s goals of retail-level sustainability: reduction of waste within its supply chain and operations.

The acquisition of Sable in May 2016 allowed Pioneer to purchase, process and sell quality post-consumer and post-industrial plastic materials. In addition to providing plastic for Pioneer’s trash cans, Sable sells to other customers in the plastics processing industry.

Magnolia Solar

Magnolia Solar is principally engaged in the development and commercialization of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar believes that this technology has the potential to capture a larger part of the solar spectrum to produce high-efficiency solar cells and incorporates a unique nanostructure-based antireflection coating technology to possibly further increase the solar cell’s performance. If these goals are met, there is the potential of significantly reducing the cost per watt. Since its inception, Magnolia Solar has not generated material revenues or earnings as a result of its activities. Magnolia Solar currently holds 8 U.S. patents related to its technologies.

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

Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $1,235 and $5,979 in the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, to develop its solutions and differentiate those solutions from competitive offerings.

Sales and Marketing

We sell our products and services through direct sales efforts and indirectly through distributors and resellers. Virtually all of our sales to-date have been derived from our direct sales efforts. However, we continue our efforts to establish a network of indirect sales channels.

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest initiatives. We incurred no capitalized software development costs in the three months ended March 31, 2017 nor in the years ended December 31, 2016 and 2015.

Intellectual Property

Ecoark Holdings and its subsidiaries have had 73 patents issued by the United States Patent and Trademark Office, and about 24 additional patent applications are currently pending.

RESULTS OF OPERATIONS

Overview

The discussion below addresses the Company’s operations and liquidity. It is significantly impacted by the acquisition of Sable in May 2016, after the three months ended March 31, and the sale of Eco3d in April 2017 described above. No activity from Sable is included in 2016 results, and results from Eco3d are included in one line for discontinued operations in the statements of operations. Therefore, Eco3d revenues and expenses are not included in the amounts and discussion below.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenues, Cost of Revenues and Margins

The Company’s principal source of revenues in 2017 and 2016 was Pioneer Products’ sale of recycled plastics products included in our Products segment. Sales of products for the three months ended March 31, 2017 increased to $2,447 which included $1,261 from Sable (a subsidiary of Pioneer), which was acquired in May 2016, offset by a small decrease in trash can sales. Sales of products for the three months ended March 31, 2016 were $1,207, $1,240 lower than 2017 as Sable was not acquired until May of 2016.

The Company’s cost of revenues for the three months ended March 31, 2017 and 2016 was $2,563 and $1,203, respectively, which was principally compromised of Pioneer Products’ cost of product sales included in our Products segment. Cost of product sales for the three months ended March 31, 2017 was $2,542, which was an increase of $1,360 from the same period in 2016, and included $66 of depreciation expense on manufacturing equipment. This increase was primarily the result of cost of product sales from Sable. Cost of product sales for the three months ended March 31, 2016 was $1,182.

Resulting margins on product sales were slightly negative, $95 in 2017 and $25 in 2016, as seasonal demand is lower in the first part of the calendar year thereby limiting the Company’s ability to achieve full utilization of available manufacturing capability. Volumes in the latter part of the 2017 quarter have improved.

Pioneer also receives commission income for certain brokerage and marketing support. That service revenue amounted to $22 and $24 in 2017 and 2016, respectively. Small margins were achieved on that service activity in both three-month periods. Zest Labs sold minor volumes of hardware in 2017, but no services revenue has been achieved to date.

Operating Expenses

Operating expenses for 2017 were $7,373 as compared to $2,168 for 2016. The 240% increase of $5,205 was primarily attributable to the increase in operating expenses for our Services segment, including share-based compensation. The Pioneer Products operational activities described above required relatively limited home office support. Therefore, most of the operating expenses below were allocated to the Services segment. The Services segment includes activities relating to Zest Labs in which the Company has invested considerable resources for support and funding.

Salaries and Salary Related Costs

Salaries and related costs for the three months ended March 31, 2017 were $2,985, up 331% from $693 for the three months ended March 31, 2016. The reverse acquisition of Magnolia did not occur until the end of March 2016, thus salaries and related costs were those of a private company in 2016. By 2017 the Company had expanded staff and support necessary to fulfill the responsibilities and compliance aspects of a publicly traded company.

The $2,292 increase in salaries and related costs included $1,837 of share-based compensation expense that did not require cash payments, a $1,809 increase over 2016. The Company elected to make stock awards a significant part of the total compensation packages offered in order to provide incentives for employees without requiring cash expenditures at this stage of the Company’s development. This also aligns employee goals with those of stockholders. The 2017 cost was principally derived from amortization of stock awards granted in March 2017 while the 2016 expense represented estimates of stock option expense calculated using a Black-Scholes model, results of which can vary based on assumptions utilized. Additional information on that equity expense can be found in Note 11 to the consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718-10. Share-based compensation costs of approximately $22,000 for grants not yet recognized will be recognized as expense through December 31, 2018, subject to any changes for actual versus estimated forfeitures.

Other factors driving the increase in salaries and salary related costs 2017 over 2016 include the engagement of a professional employer organization in 2016 after March 31 to handle payroll, benefits and human resources activities, which has positioned the Company for growth and led to an increase in benefits available and associated costs. In addition, a number of individuals who were previously utilized as contractors became employees, and the acquisition of Sable resulted in the addition of two non-production positions.

Professional Fees and Consulting

Professional fees and consulting expenses for the three months ended March 31, 2017 of $2,314 were up 466% from $409 incurred for the three months ended March 31, 2016, as a result of outside services costs related to the Company’s additional public reporting responsibilities including Sarbanes-Oxley Act compliance and share-based compensation provided to certain contractors for business development purposes and costs associated with capital and financing arrangements.

The $1,905 increase included share-based non-cash compensation expense of $1,458 in 2017 that was not incurred in 2016. Additional information on that equity expense can be found in Note 11 to the consolidated financial statements, which complies with critical accounting policies driven by ASC 505-50. Additional costs were incurred in 2017 for legal, audit, investor and public relations support required to comply with SEC reporting responsibilities including Sarbanes-Oxley requirements and a review of the Company’s incentive compensation plan and proxy.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2017 were $482 compared with $252 for the three months ended March 31, 2016. The increase was principally due to higher rent for additional facilities including common area maintenance cost adjustments in 2017, higher travel costs as the Company expanded its Zest Labs pilot projects with a major retailer and produce growers, and other marketing costs.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the three months ended March 31, 2017 were $357 (net of $66 included in cost of product sales related to production equipment at Sable) compared to $62 for the three months ended March 31, 2016. The 476% increase primarily resulted from impairment charges related to equipment and amortization of intangible assets at Sable. A review of that business in late 2016 resulted in a decision to outsource densification operations and sell related equipment as part of the post-acquisition transformation initiatives at Sable. In 2017 an additional impairment of $45 was recorded to adjust the carrying value of the equipment to fair value. The equipment is expected to be sold in 2017.

An impairment charge of $200 was taken in 2017 against the recorded value of a production line that has experienced operational and capacity challenges. Intangible asset amortization at Sable contributed an additional $51 expense in 2017. Depreciation on Zest Labs and home office equipment and amortization of software costs were higher in 2017 versus 2016.

Research and Development

Research and development expense increased 64% to $1,235 in the three months ended March 31, 2017 compared with $752 during the same period in 2016. These costs related to development of the Zest Fresh solution as pilots of the solution continued in 2017. Significant research and development expenditures related to Zest Fresh are expected to continue.

Interest Expense

Interest expense, net of interest income, for the three months ended March 31, 2017 was $450 as compared to $87 for the three months ended March 31, 2016. The 417% increase reflects $370 of expense related to warrants issued to holders of convertible notes as an incentive to convert, $57 related to a beneficial conversion feature of another note agreement, 10% interest charged on convertible notes in 2017 for approximately one month in March 2017 prior to conversion of most of the notes, and interest on a note payable and equipment loans at Sable prior to those notes being repaid in March 2017.

Net Loss

Net loss for the three months ended March 31, 2017 was $8,293 as compared to $2,221 for the three months ended March 31, 2016. The $6,072 increase in net loss was primarily due to the $5,205 increase in operating expenses described above, $376 loss from discontinued operations that reflects the net results from the operations of Eco3d, and a $363 increase in interest expense, net of interest income. As described in Note 13 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $60,798 at March 31, 2017 that can be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements, and no tax benefit has been accrued for either continuing or discontinued operations.

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

At March 31, 2017 and December 31, 2016, we had cash of $8,648 and $1,132, respectively. Those amounts exclude the cash held by Eco3d which has been included in assets held for sale given the sale of that subsidiary on April 14, 2017. Working capital of $11,144 at March 31, 2017 compared favorably with working capital of $1,470 at the end of 2016. The increase in working capital was principally due to the 2017 issuance of common stock to two institutional investors for $7,255 net of expenses, the issuance of convertible notes for $4,300 and the issuance of shares under an equity purchase agreement for $1,087 net of expenses. The $4,300 of convertible notes included $700 provided by directors and officers of the Company, $600 of which was converted to common shares. These cash inflows were partially offset by the repayment of previous debt. The Company is dependent upon raising additional capital from future financing transactions until such time that cash flow from operations is positive.

Net cash used in operating activities was $4,808 in the three months ended March 31, 2017, as compared to net cash used in operating activities of $2,113 in the same period in 2016. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments.

Net cash provided by investing activities in the three months ended March 31, 2017 was $1,947 reflecting the redemption of $2,008 of certificates of deposit (“CD’s”) used to repay the notes payable collateralized by the CD’s offset by $61 of capital expenditures. In the three months ended March 31, 2016, $49 of capital expenditures were the only use of cash in investing activities.

Net cash provided by financing activities in the three months ended March 31, 2017 was $10,377, including the issuance of stock and convertible notes offset by payments of debt described above. In the 2017 quarter $9,048 net cash was provided by financing activities, notably $9,555 in proceeds from issuance of common stock net of fees.

At March 31, 2017, $600 of Ecoark Holdings’ notes payable are due in July 2018, including $100 payable to the Company’s Chief Administrative Officer. Future minimum lease payments required under operating leases are as follows for the fiscal years ending March 31: 2018 - $608, 2019 - $496, 2020 - $413, and 2021 - $250. Other less significant commitments and contingencies are disclosed in Note 12 to the consolidated financial statements.

Since our inception, the Company has experienced negative cash flow from operations and may experience significant negative cash flow from operations in the future. We will need to raise additional funds in the future to continue to expand the Company’s operations and meet its obligations. The inability to obtain additional capital may restrict our ability to grow and may reduce the ability to continue to conduct business operations as a going concern.

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

Our critical accounting polices include the following:

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings and its direct and indirect subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. Ecoark Holdings is a holding company that holds 100% of Ecoark and Magnolia Solar. Ecoark holds 100% of Eco360, Pioneer Products (which owns 100% of Sable), Zest Labs and Eco3d until April 2017. In March 2017 the Ecoark Holdings Board approved a plan to sell Eco3d, and the sale was completed in April 2017. Ecoark previously owned 65% of Eco3d and the remaining 35% interest was owned by executives of Eco3d until September 2016 when the executives’ 35% interest was acquired in exchange for 525 shares of Ecoark Holdings stock.

The Company applies the guidance of Topic 810 “Consolidation” of the FASB ASC to determine whether and how to consolidate another entity. Pursuant to ASC 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except when control does not rest with the parent. Pursuant to ASC 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

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

Share-Based Compensation

The Company follows ASC 718-10 “Share Based Payments”. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense, or to a prepaid expense if shares of common stock are issued in advance of services being rendered, and to additional paid-in capital.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, and December 31, 2016, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of March 31, 2017, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Bylaws of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Reports on Form 8-K filed with the SEC as of April 28, 2017 (File No. 000-53361)
4.1	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361)
4.2	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 3, 2017 (File No. 000-53361)
10.1	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361)
10.2	Purchase Agreement by and between Ecoark Holdings, Inc. and RedDiamond Partners LLC, dated as of January 13, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361)
10.3	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 6, 2017 (File No. 000-53361)
10.4	Form of Securities Purchase Agreement by and between Ecoark Holdings, Inc. and Purchasers defined therein, dated as of March 14, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361)
10.5	Asset Purchase Agreement by and between Ecoark Holdings, Inc., Eco3d Acquisition LLC and Eco3d LLC, dated as of April 10, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 14, 2017 (File No. 000-53361)
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecoark Holdings, Inc.
(Registrant)

Date: May 9, 2017	By:	/s/ JAY PUCHIR
Jay Puchir
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ JAY OLIPHANT
Jay Oliphant
Principal Financial and Accounting Officer

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Bylaws of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Reports on Form 8-K filed with the SEC as of April 28, 2017 (File No. 000-53361)
4.1	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361)
4.2	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 3, 2017 (File No. 000-53361)
10.1	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361)
10.2	Purchase Agreement by and between Ecoark Holdings, Inc. and RedDiamond Partners LLC, dated as of January 13, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361)
10.3	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 6, 2017 (File No. 000-53361)
10.4	Form of Securities Purchase Agreement by and between Ecoark Holdings, Inc. and Purchasers defined therein, dated as of March 14, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361)
10.5	Asset Purchase Agreement by and between Ecoark Holdings, Inc., Eco3d Acquisition LLC and Eco3d LLC, dated as of April 10, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 14, 2017 (File No. 000-53361)
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

