Form 10-QT/A
period 2017-03-31
Ecoark Holdings, Inc.
filed 2017-06-02
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QT/A

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

There were 45,054,803 shares of the Registrant’s $0.001 par value common stock outstanding as of May 31, 2017.

Ecoark Holdings, Inc.

Introductory Note to this Transition Report:  This transition report is being filed in order to effect a change in fiscal year of the registrant to March 31 of each year from December 31 of each year.  This change was approved by the Board of Directors on January 19, 2017.

The information in this transition report, excluding Part II, Item 5 herein, reflects information for the transition period January 1, 2017 until March 31, 2017, which period is subsequent to the registrant’s last completed fiscal year (December 31, 2016), and such information is being provided in accordance with Rule 15d-10 under the Securities Exchange Act of 1934, as amended.

The inclusion within this transition report of audited financial statements as of and for the twelve months ended March 31, 2017 (as set forth in Part II, Item 5) is being provided as supplemental information and is intended to accelerate the Company’s ability to qualify for listing on the Nasdaq Capital Market under NASDAQ Stock Market Rules.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ecoark Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ecoark Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2017 and December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2017. Ecoark Holdings, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

KBL, LLP

/s/ KBL, LLP
New York, NY
May 9, 2017, except for Note 17 which is dated June, 2, 2017

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

	(Dollar amounts and number of shares in thousands)
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

Discussions continue with the buyers of Eco3d regarding final adjustments to the balance sheet of Eco3d as of April 14, 2017. Estimated gain on the sale will be recognized in the Company’s quarter ending June 30, 2017 and is disclosed in Note 17 below.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

NOTE 17: SUBSEQUENT EVENTS

On April 14, 2017, the Company completed the sale of Eco3d for $1,900 in cash, accounts payable of $200 to be received over four months and 560 shares of the Company’s common stock previously held by executives of Eco3d. The 560 shares were cancelled subsequent to completion of the sale. Discussions continue with the buyers of Eco3d regarding final adjustments to the balance sheet of Eco3d as of April 14, 2017. Estimated gain on the sale of $600 will be recognized in the Company’s quarter ending June 30, 2017. As part of the consideration paid by the buyers of Eco3d, proceeds went to repay an intercompany loan of approximately $1,200.

In April and May 2017, the Company issued 130 shares of common stock pursuant to the stock awards granted.

In May 2017, an employee of the Company resigned and the separation agreement provided for the vesting of 10 shares, which were issued, and forfeiture of 15 shares of common stock pursuant to the stock awards granted.

In May 2017, the Company issued 49 shares of common stock to a consultant upon the exercise of warrants with an exercise price of $2.50 per share, and warrants for an additional 51 shares were forfeited in this cashless exercise.

On May 18, 2017, the Company entered into an exchange agreement with Zest Labs, 440labs, Inc., a Massachusetts corporation (“440labs”), SphereIt, LLC, a Massachusetts limited liability company (“SphereIt”) and three of 440labs’ executive employees that resulted in the Company acquiring all of the shares of 440labs in exchange for 300 shares of the Company’s common stock issued to SphereIt. 440labs is an IoT, cloud and mobile software development company which is now a subsidiary of Zest Labs. 440labs’ three executive employees signed employment agreements pursuant to which each of the three executive employees received 100 shares of the Company’s common stock and became employed by Zest Labs.

With this acquisition, 440labs became a wholly-owned subsidiary of Zest Labs that will provide development and runtime operations expertise to help expand the depth and breadth of Zest Fresh deployments. 440labs has been a key development partner of Zest Labs for more than four years, contributing its expertise in scalable enterprise cloud solutions and mobile applications. At Zest Labs, 440lab’s leadership and engineering teams will augment the company’s development of modern, enterprise-scale solutions that connect to distributed IoT deployments. 440labs blends onshore/offshore resources to optimize development and provide extended runtime operations coverage, which is critical to broad-based deployments.

The Company acquired the assets noted below in exchange for the 300 shares and has accounted for the acquisition in accordance with ASC 805. Based on the fair values, as determined by an independent third party, at the effective date of acquisition the purchase price was recorded as follows:

Identifiable intangible assets	$1,435
Goodwill	88
$1,523

The following table shows pro-forma results for the twelve months ended March 31, 2017 as if the acquisition had occurred on April 1, 2016. These unaudited pro forma results of operations are based on the historical financial statements and related notes of 440labs and the Company.

Revenue	$10,830
Net loss attributable to controlling interest	$(31,099)
Net loss per share	$(0.85)

On May 23, 2017, the Company entered into definitive agreements with two existing institutional investors for an offering of 2,500 shares of common stock, at a price per share of $4.00, issued with warrants to purchase 1,875 shares of common stock. The warrants have an exercise price of $5.50 per share and will expire five years from the date of issuance. Net proceeds from the offering of $9,100, excluding potential proceeds from the exercise of the warrants, were received on May 26.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Such forward-looking statements may be contained in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, among other places in this Form 10-QT/A.

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

Sale of Eco3d

On April 14, 2017, the Company sold the assets, liabilities and membership interest in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $1,900 in cash, future payments of $200 to be received over four months for accounts payable and 560 shares of the Company’s common stock that was held by executives of Eco3d. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company has reflected amounts relating to Eco3d as a disposal group classified as held for sale and included them as part of discontinued operations. Eco3d had been included in the Services segment, and segment disclosures no longer include amounts relating to Eco3d following the reclassification to discontinued operations. There will be no significant continuing involvement with Eco3d. Discussions continue with the buyers of Eco3d regarding final adjustments to the balance sheet of Eco3d as of April 14, 2017. Estimated gain on the sale of $600 which will be recognized in the Company’s quarter ending June 30, 2017.

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

Although most components essential to Zest Labs’ business are generally available from multiple sources, certain key components including, but not limited to, microprocessors, enclosures, certain RFID custom integrated circuits, and application-specific integrated circuits are currently obtained by Zest Labs from single or limited sources, principally in Asia.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The inclusion within Part II, Item 5 of this transition report of audited financial statements as of and for the twelve months ended March 31, 2017 is being provided as supplemental information and is intended to accelerate the Company’s ability to qualify for listing on the Nasdaq Capital Market under NASDAQ Stock Market Rules.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ecoark Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ecoark Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the twelve months ended March 31, 2017. Ecoark Holdings, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecoark Holdings, Inc. and Subsidiaries as of March 31, 2017, and the results of its consolidated operations and its consolidated cash flows for the twelve months ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

KBL, LLP

/s/ KBL, LLP
New York, NY
June 2, 2017

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

MARCH 31, 2017

(Dollars in thousands, except per share data)

ASSETS
CURRENT ASSETS
Cash	$8,648
Accounts receivable, net of allowance of $76	1,627
Inventory, net of reserves	2,104
Prepaid expenses	2,006
Assets held for sale - production equipment	158
Current assets of Eco3d classified as held for sale	1,404
Total current assets	15,947
NON-CURRENT ASSETS
Property and equipment, net	2,308
Intangible assets, net	1,567
Non-current assets of Eco3d classified as held for sale	366
Other assets	53
Total non-current assets	4,294
TOTAL ASSETS	$20,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,720
Accrued liabilities	2,620
Current liabilities of Eco3d classified as held for sale	463
Total current liabilities	4,803
NON-CURRENT LIABILITIES
Long-term debt, net of current portion	500
Long-term debt, net of current portion – related party	100
COMMITMENTS AND CONTINGENCIES	-
Total liabilities	5,403

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-
Common stock, $0.001 par value; 100,000 shares authorized, 42,330 shares issued and outstanding	42
Additional paid-in-capital	85,025
Accumulated deficit	(70,229)
Total stockholders’ equity	14,838
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,241

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE TWELVE MONTHS ENDED MARCH 31, 2017

(Dollars in thousands, except per share data)

CONTINUING OPERATIONS:
REVENUES
Revenue from product sales	$10,722
Revenue from services	108
10,830
COST OF REVENUES
Cost of product sales, including $259 of depreciation expense on manufacturing equipment	11,374
Cost of services	110
11,484
GROSS LOSS	(654)
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation of $4,167	8,512
Professional fees and consulting, including share-based compensation of $3,895	10,053
Selling, general and administrative	2,413
Depreciation, amortization and impairment	2,324
Research and development	6,462
Total operating expenses	29,764
Loss from continuing operations before other expenses	(30,418)
OTHER EXPENSES:
Loss on retirement of assets	(25)
Interest expense, net of interest income	(659)
Total other expenses	(684)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND LOSS FROM DISCONTINUED OPERATIONS	(31,102)
LOSS FROM DISCONTINUED OPERATIONS	(201)
PROVISION FOR INCOME TAXES ON LOSS FROM CONTINUING AND DISCONTINUED OPERATIONS	-
NET LOSS	(31,303)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	116
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(31,419)

NET LOSS PER SHARE
Basic: Continuing operations	$(0.85)
Discontinued operations	$(0.01)
Total	$(0.86)

Diluted: Continuing operations	$(0.85)
Discontinued operations	$(0.01)
Total	$(0.86)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE	(Number of shares in thousands)
Basic	36,624
Diluted	41,323

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED MARCH 31, 2017

	(Dollar amounts and number of shares in thousands)
					Additional			Non-
	Preferred		Common		Paid-In-	Subscription	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interest	Total
Balances at April 1, 2016	-	$-	31,436	$31	$49,897	$(4,290)	$(38,810)	$(93)	$6,735

Shares issued for cash in private placements, net of expenses	-	-	3,949	4	10,754	4,290	-	-	15,048

Share-based compensation – stock - Board of Directors	-	-	48	-	300	-	-	-	300

Share-based compensation – stock – services rendered and to be rendered (prepaid)	-	-	653	1	4,433	-	-	-	4,434

Exercise of stock options	-	-	25	-	62	-	-	-	62

Share-based compensation – stock grants – employees	-	-	307	-	3,368	-	-	-	3,368

Shares issued for conversion of notes and accrued interest	-	-	2,333	2	6,717	-	-	-	6,719

Beneficial conversion feature of convertible notes payable	-	-	-	-	56	-	-	-	56

Warrants issued for conversion of notes payable	-	-	-	-	370	-	-	-	370

Shares issued under equity purchase agreement, net of expenses	-	-	331	-	1,087	-	-	-	1,087

Shares issued for services rendered	-	-	625	1	2,499	-	-	-	2,500

Shares issued for company acquisition -	-	-	2,000	2	3,784	-	-	-	3,786

Share-based compensation - options -	-	-	-	-	877	-	-	-	877

Shares issued for cash in exercise of warrants	-	-	98	-	487	-	-	-	487

Shares issued in exchange for non-controlling interest	-	-	525	1	22	-	-	(23)	-

Warrants issued for services rendered	-	-	-	-	312	-	-	-	312

Net loss for the period	-	-	-	-	-	-	(31,419)	116	(31,303)

Balances at March 31, 2017	-	$-	42,330	$42	$85,025	$-	$(70,229)	$-	$14,838

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MARCH 31, 2017

(Dollars in thousands)

Cash flows from operating activities:
Net loss attributable to controlling interest	$(31,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares of common stock issued for services rendered	5,520
Depreciation, amortization and impairment, including $259 included in cost of product sales	2,697
Share-based compensation – stock – employees	3,368
Share-based compensation – options	877
Share-based compensation – warrants	312
Warrants issued for conversion of notes	370
Beneficial conversion feature of convertible notes	56
Cash acquired in acquisition	41
Loss from discontinued operations	201
Loss on retirement of assets	25
Change in non-controlling interest on cash	116
Cash acquired in merger transaction	3
Interest reinvested in certificate of deposit	(8)
Changes in assets and liabilities:
Accounts receivable	(249)
Inventory	(537)
Prepaid expenses	(192)
Other assets	(17)
Accounts payable	(219)
Accrued liabilities	2,135
Net cash used in operating activities of continuing operations	(16,920)
Net cash used in discontinued operations	(131)
Net cash used in operating activities	(17,051)
Cash flows from investing activities:
Purchase of certificates of deposit	(3,500)
Redemption of certificates of deposit	3,508
Pre-acquisition advance to Sable Polymer Solutions, LLC	(600)
Purchases of property and equipment	(736)
Net cash used in investing activities	(1,328)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	15,020
Shares issued under equity purchase agreement, net of expenses	1,087
Shares issued in exercise of options	62
Shares issued in exercise of warrants	487
Proceeds from line of credit	500
Repayment of line of credit	(500)
Proceeds from issuances of debt, including convertible notes – related parties	700
Proceeds from issuances of debt, including convertible notes	3,600
Repayments of debt	(1,931)
Repayments of debt – related party	(742)
Net cash provided by financing activities	18,283
NET DECREASE IN CASH	(96)
Cash – beginning of period	8,744
Cash - end of period	$8,648
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$380
Cash paid for income taxes	$-

SUMMARY OF NONCASH ACTIVITIES:
Shares issued in conversion of notes payable	$6,718
Shares issued for prepaid services	$1,714
Assets and liabilities acquired in acquisition of Sable:
Receivables, net	$1,250
Inventory	$759
Property and equipment	$2,822
Identifiable intangible assets	$1,028
Goodwill	$1,264
Other assets	$36
Payables and liabilities assumed	$883
Debt assumed	$2,531

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

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

TWELVE MONTHS ENDED MARCH 31, 2017

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

The Company reviews recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company did consider it necessary to record impairment charges during the twelve months ended March 31, 2017 for equipment acquired as part of the Sable acquisition. Fixed assets to be disposed of by sale are carried at the lower of the then current carrying value or fair value less estimated costs to sell.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

ASC 360-10 addresses criteria to be considered for long-lived assets expected to be disposed of by sale. Six criteria are listed in ASC 360-10-45-9 that must be met in order for assets to be classified as held for sale. Once the criteria are met, long-lived assets classified as held for sale are to be measured at the lower of carrying amount or fair value less costs to sell. In December 2016 management decided to outsource its densification activities at the Sable facility in Georgia. All six criteria were met and thus the densification and related equipment have been adjusted to fair value and reclassified to current assets in the consolidated balance sheet.

Intangible assets with definite useful lives are stated at cost less accumulated amortization and impairment. Intangible assets capitalized as of March 31, 2017 represent the valuation of the Company-owned patents and customer lists. These intangible assets are being amortized on a straight-line basis over their estimated average useful lives of thirteen and a half years for the patents and three years for the customer lists. Expenditures on intangible assets through the Company’s filing of patent and trademark protection for Company-owned inventions are expensed as incurred.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company tested the carrying value of its intangible assets for recoverability. The projected undiscounted cash flows exceeded the carrying value of these assets for the Company-owned patents. The Company did consider it necessary to record impairment charges during the twelve months ended March 31, 2017 for customer lists and goodwill recorded as part of the Sable acquisition.

Advertising Expense

The Company expenses advertising costs, as incurred. Advertising expenses for the twelve months ended March 31, 2017, which were nominal, are included in selling, general and administrative costs.

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

Shipping and Handling Costs

The Company reports shipping and handling revenues and their associated costs in revenue and cost of revenue, respectively. Shipping revenues and costs for the twelve months ended March 31, 2017 were nominal and included in cost of product sales.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

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

Revenue Recognition – Discontinued Operations

For discontinued operations of Eco3d, when the arrangement with a customer includes services or significant production, modification, or customization of software, we recognize the related revenue using the percentage-of-completion method in accordance with the accounting guidance and certain production-type contracts contained in ASC 605-35 Construction-Type and Production-Type Contracts. Note that revenues and costs of revenues relating to Eco3d have been reclassified to loss from discontinued operations in the statement of operations. We use the percentage-of-completion method provided all of the following conditions exist:

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

TWELVE MONTHS ENDED MARCH 31, 2017

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

TWELVE MONTHS ENDED MARCH 31, 2017

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

Recently Issued Accounting Standards

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09 Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718 and are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to simplify the annual or interim goodwill impairment test. A public business entity that is a U.S. SEC filer should adopt the amendments in this update for its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

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

TWELVE MONTHS ENDED MARCH 31, 2017

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

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $70,229 since inception. The accumulated deficit together with the loss of $31,419 for the twelve months ended March 31, 2017 and losses in prior periods, and cash used in operating activities in the twelve months ended March 31, 2017 of $17,051 have resulted in the uncertainty of the Company’s ability to continue as a going concern.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised over $30,000 of additional capital subsequent to the Merger, net of expenses, up to March 31, 2017 and approximately $9,100 since March 31, 2017. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. The Company has plans to raise up to a cumulative amount of $80,000 related to a shelf registration filed with the SEC. Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

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

TWELVE MONTHS ENDED MARCH 31, 2017

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

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheet as of March 31, 2017 consisted of the following:

Cash	$34
Accounts receivable, net of allowance	1,293
Prepaid expenses	67
Other current assets	10
Current assets classified as held for sale	$1,404

Property and equipment, net	$362
Other assets	4
Non-current assets classified as held for sale	$366

Accounts payable	$68
Accrued liabilities	395
Current liabilities classified as held for sale	$463

Major line items constituting loss from discontinued operations in the consolidated statement of operations for the twelve months ended March 31, 2017 consisted of the following:

Revenue from services	$5,821
Cost of services	2,354
Gross profit	3,467
Operating expenses	3,597
Allocated interest expense	71
Loss from discontinued operations	$(201)

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing income tax benefit. Thus, no separate tax provision or benefit relating to discontinued operations is included here or on the face of the consolidated statement of operations.

Discussions continue with the buyers of Eco3d regarding final adjustments to the balance sheet of Eco3d as of April 14, 2017. Estimated gain on the sale of $600 will be recognized in the Company’s quarter ending June 30, 2017.

NOTE 4: INVENTORY

Inventory consisted of the following as of March 31, 2017:

Inventory	$2,456
Inventory reserves	(352)
Total	$2,104

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2017:

Machinery and equipment	$2,724
Computers and software costs	406
Furniture and fixtures	107
Leasehold improvements	4
Total property and equipment	3,241
Accumulated depreciation and impairment	(933)
Property and equipment, net	$2,308

Depreciation expense for the twelve months ended March 31, 2017 was $382. The expense includes $259 of depreciation on manufacturing equipment that is classified as cost of product sales. An impairment charge of $571 was recorded in the twelve months ended March 31, 2017 ($321 related to assets reclassified to held for sale and $250 for other equipment at Sable). The Company decided to outsource its densification process and therefore has plans to sell the densifiers and related equipment acquired in the Sable acquisition. That equipment was written down from $479 to an estimated fair value of $158, which represents the impairment of $321, and is included in current assets. In the twelve months ended March 31, 2017, $104 of fully depreciated assets were written off. As described in Note 9 below, the ownership interest in Sable (that includes equipment and other assets) serves as collateral for the remaining outstanding convertible notes. Additionally $134 of equipment with accumulated depreciation of $109 was retired resulting in a noncash loss of $25.

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2017:

Customer lists	$5,008
Patents	1,090
Goodwill, net of impairment	582
Total intangible assets	6,680
Accumulated amortization and impairment	(5,113)
Intangible assets, net	$1,567

Amortization expense for the twelve months ended March 31, 2017 was $395. The Company performed a review of its customers and business at Sable in late 2016. The decision was made to cease doing business with certain customers to improve profitability. As a result, impairment charges of $1,235 ($553 against the customer lists and a related write-down of goodwill of $682 from the initially recorded amount of $1,264) were recorded. Amortization amounts for the next five years are: $310, $81, $75, $75 and $75.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31, 2017:

Professional fees and consulting costs	$1,777
Vacation and paid time off	359
Payroll and employee expenses	163
Legal fees	112
Other	209
Total	$2,620

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

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

Interest expense on the note in the twelve months ended March 31, 2017 was $52.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2017:

Secured convertible promissory note	(a)	$500
Note payable – Generations Bank	(b)	-
Note payable – Generations Bank	(c)	-
Note payable – B&B Merritt	(d)	-
Line of credit – Bank of America	(e)	-
Total		500
Less: current portion		-
Long-term debt, net of current portion		$500

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

(b)	Five-year note payable dated May 3, 2013 in the original principal amount of $500 accruing interest at 5.5% with monthly payments of $10 and secured by the plant equipment of Sable and the guaranty of the former owner of Sable, now a stockholder of the Company. The note was assumed in the acquisition of Sable on May 3, 2016, had standard covenants, and the Company was not in default of any covenant. The note along with all accrued interest was repaid on March 24, 2017.

(c)	Five-year note payable dated February 3, 2014 in the original principal amount of $367 accruing interest at 5.5% with monthly payments of $7 and secured by the plant equipment of Sable and the guaranty of a stockholder of the Company and an entity controlled by the former owner of Sable, now a stockholder of the Company. The note was assumed in the acquisition of Sable on May 3, 2016, had standard covenants, and the Company was not in default of any covenant. The note along with all accrued interest was repaid on March 24, 2017.

(d)	Note payable bearing interest at the rate of 10% per annum, unsecured, with quarterly interest payments commencing in January 2015. The note matured in December 2016. Upon maturity or any time prior, so long as the Company has not exercised its right to prepay this note, the lender could exercise its option to convert this note to equity in the Company, with 30-day advance written notice, and acquire up to 3,000 unrestricted Class A Common Shares of Ecoark at $1.00 per share, which consistent with the Merger Agreement equated to 1,500 shares of Ecoark Holdings at $2.00 per share. The principal amount along with any accrued interest thereon, if converted to equity would be deemed fully paid. The lender exercised its option to convert and 1,500 shares of common stock were issued to satisfy the note obligation in December 2016. There was no bifurcation of the conversion option as the conversion was deemed to be conventional in nature.

(e)	The Company had established a line of credit with Bank of America allowing the Company to draw up to $500. A certificate of deposit for $500 had been pledged as collateral to secure any outstanding borrowings. The line of credit was established on June 27, 2016 and matures with a balloon payment due on June 27, 2018. The interest rate on the borrowing was a floating interest rate equal to the LIBOR Daily Floating Rate plus 1.75 percentage points and all interest is paid monthly. As of December 31, 2016, $500 had been drawn on the line. The line has standard covenants, and the Company was not in default of any covenant at December 31, 2016. The $500 drawn along with all accrued interest was repaid on March 20, 2017, and the certificate of deposit was redeemed at that time.

Interest expense on the long-term debt for the twelve months ended March 31, 2017 was $233.

See Note 10 for long-term debt transactions with related parties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

NOTE 10: RELATED-PARTY TRANSACTIONS

The Company had a note payable to the Company’s former Chief Executive Officer (“CEO”) and current Chairman of the Board of Directors, Randy May, commencing November 30, 2015 at an interest rate of 6% per annum. The beginning principal balance of $3,197 was reduced by $1,980 on December 31, 2015 in exchange for 1,100 shares of Ecoark Series A General Common Shares that were treasury shares owned by Ecoark. The remaining principal balance matured in November 2016 and was paid.

The Company had a note payable to the Company’s former CEO and current Chairman of the Board of Directors. On November 30, 2015, after monthly payments were being made, and additional amounts funded in March 2015 and May 2015 totaling $600, Ecoark combined these amounts into a new one-year promissory note in the amount of $3,197 due November 30, 2016. Note was paid in full in June 2016.

The Company had an unsecured note payable to a former Ecoark shareholder in the amount of $50 bearing interest at 5% per annum, with monthly principal and interest payments beginning in November 2014, maturing in November 2016. Note was paid in full in March 2016.

Interest expense on the above debt – related parties for the twelve months ended March 31, 2017 was $28.

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

Interest expense on the convertible notes held by related parties for the twelve months ended March 31, 2017 was $5.

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

The Company issued 3,949 shares of the Company’s common stock pursuant to private placement offerings for $15,048, net of expenses, in a private placement of 1,949 shares subsequent to the reverse merger transaction (see Note 2) and 2,000 shares through a private placement with institutional investors (see Securities Purchase Agreement – Institutional Funds below).

The Company issued 48 shares for board compensation valued at $300.

The Company issued 653 shares for services rendered and to be rendered (prepaid) to consultants under the 2013 Incentive Stock Plan of Ecoark Holdings (previously MSC) (the “Holdings Plan”) valued at $4,434.

The Company issued 25 shares for $62 in the exercise of options under the Ecoark Inc. 2013 Stock Option Plan (the “Ecoark Plan”) at $2.50 per share.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

The Company issued 307 shares to employees in stock grants vested under the Holdings Plan.

The Company issued 2,333 shares in conversion of notes payable and accrued interest on that debt (both third parties and related parties) valued at $6,719.

The Company issued 331 shares under an equity purchase agreement, net of expenses for $1,087.

The Company issued 625 shares for services rendered at a value of $2,500.

The Company issued 2,000 shares for the acquisition of Sable valued at $3,786.

The Company issued 98 shares for $487 in the exercise of warrants at $5.00 per share.

The Company’s Board of Directors (the “Board”) authorized management to issue shares of common stock in exchange for the non-controlling interest held by executives of Eco3d. In September 2016, the Company issued 525 shares to acquire the non-controlling interest.

Private Placement subsequent to Merger

The Company raised $7,793 of additional capital, net of expenses, in a private placement which was completed on April 28, 2016, subsequent to the reverse merger transaction (see Note 2). The Company sold units to the selling securityholders for $4.00 per unit consisting of one share of common stock and a warrant to purchase one share of common stock for $5.00.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

Warrants

MSC had issued warrants for 15 shares (post-merger, formerly 3,785) that were converted into shares of common stock in accordance with the Merger Agreement with Ecoark. Consistent with the terms of the Merger, warrants for 13 shares were converted to shares at the time of the Merger. The remaining warrants for 2 shares were exercised in a cashless exchange for shares.

The Company issued 4,337 warrants as part of the private placement that was completed on April 28, 2016, of which 98 of these warrants were exercised for common shares totaling $477, leaving warrants for 4,239 shares outstanding. These warrants have a strike price of $5.00 per share and expire on December 31, 2018.

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

Changes in the warrants are described in the table below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at March 31, 2016	2	$35.00	1.0
Granted	5,887	$5.09	2.6
Exercised	(98)
Exercised cashless, post-Merger	(2)
Forfeited	-
Cancelled	-
Balance at March 31, 2017	5,789	$5.09	2.6
Intrinsic value of warrants	$195

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

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

In May 2014, Ecoark had granted Options to purchase 693 shares to various employees and consultants of Ecoark. The Options had an exercise price of $1.25 per share and have a term of 10 years. The Options were to vest over a three-year period as follows: 25% immediately; 25% on the first anniversary date; 25% on the second anniversary date; and 25% on the third anniversary date. During 2015 Ecoark issued additional Options on 625 shares of common stock. At the end of December 2015, Options under the Ecoark Plan were outstanding to purchase 1,318 shares of common stock. The total original number of Options on 1,318 Ecoark shares was divided by two in conjunction with the exchange ratio required by the Merger Agreement and converted to Options to purchase 659 shares of the Company (Holdings) with an adjusted exercise price of $2.50. In September 2016, the remaining vesting was accelerated to have those Options 100% vested. In October 2016, the Company issued options to purchase 125 shares of stock at a strike price of $2.50 per share to a consultant. These options vested immediately and expire on March 31, 2018. In December 2016, an optionholder forfeited 125 options and thus, as of December 31, 2016, Options on 659 shares of the Company were outstanding with an adjusted exercise price of $2.50. The Board adjusted the expiration date of these options to March 28, 2018.

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

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees, and has recorded share-based compensation of $1,080 for the twelve months ended March 31, 2017, relating to the Options. Changes in the Options under the Ecoark Plan are described in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at March 31, 2016	659	$2.50	2.1
Granted	375	$2.50	1.0
Exercised	(25)	$2.50
Forfeited	(125)	$2.50
Balance at March 31, 2017	884	$2.50	1.0
Intrinsic value of options	$1,724

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

Stock Awards

The Company awards $25 in value of shares that vest upon award, based on the average closing share price for the quarter, to each independent director for their participation on the Company’s Board meetings. The Company issued 10 shares for the quarter ended September 30, 2016, 17 shares for the quarter ended December 31, 2016 and 21 shares for the quarter ended March 31, 2017.

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

In March 2017, the Company granted 4,189 shares to employees that vest through December 31, 2018. The values were based on grant date fair value of March 21, 2017 ($4.90 per share) and will be expensed through the completion of the vesting at December 31, 2018. The share-based compensation expense related to these grants for the twelve months ended March 31, 2017 was $592. Share-based compensation costs of approximately $22,000 for grants not yet recognized will be recognized as expense through December 31, 2018, subject to any changes for actual versus estimated forfeitures.

A reconciliation of the shares available under the Holdings Plan is presented in the table below through March 31, 2017:

Number of Shares
Available under the Holdings Plan	5,500
Granted pre-Merger	(13)
Shares cancelled pre-Merger	10
Available at the Merger date	5,497
Shares granted post-Merger	(5,486)
Balance at March 31, 2017	11
Vested stock awards at March 31, 2017	997

Shares issued under the Holdings Plan through March 31, 2017:

	Number of Shares Issued	Weighted Average Remaining Contractual Life (Years)
Balance at March 31, 2016	3	-
Issued	972	1.9
Balance at March 31, 2017	975	1.8

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2021. Rent expense was approximately $625 for the twelve months ended March 31, 2017. The amount includes $261 in rent for Sable’s production facility which is included in cost of product sales. Future minimum lease payments required under the operating leases for the fiscal years ending March 31 are as follows: 2018 - $608, 2019 - $496, 2020 - $413, and 2021 - $250.

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

TWELVE MONTHS ENDED MARCH 31, 2017

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

The table below summarizes the differences between the tax benefit computed at the statutory federal tax rate and the Company’s net income tax benefit for the three months ended March 31, 2017 and year ended December 31, 2016. The Company presents amounts for these periods as they represent the tax years for the Company which are different from the twelve months ended March 31, 2017:

	2017	2016
Tax benefit computed at expected statutory rate	$(2,820)	$(8,619)
State income taxes, net of benefit	-	-
Permanent differences:
Meals and entertainment	4	15
Research and development expenses	18	115
Intangibles	48	232
Other adjustments	124	191
Increase in valuation allowance	2,626	8,066
Net income tax benefit	$-	$-

The table below summarizes the differences between the statutory federal rate and the Company’s effective tax rate as follows for the three months ended March 31:

	2017	2016
Federal statutory rate (benefit)	(34.0)%	(34)%
State income taxes	-	-
Permanent differences	2.6%	(2.2)%
Change in valuation allowance	31.4%	31.8%
Effective tax rate	0%	0%

The Company has deferred tax assets which are summarized as follows:

	March 31, 2017	December 31, 2016
Net operating loss carryover	$20,671	$18,311
Depreciable and amortizable assets	1,464	1,489
Share-based compensation	1,003	802
Accrued liabilities	122	144
Inventory reserve	119	115
Allowance for bad debts	154	47
Other	4	4
Less: valuation allowance	(23,537)	(20,912)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at March 31, 2017 due to the uncertainty of realizing the deferred income tax assets. The Company has not identified any uncertain tax positions and has not received any notices from tax authorities.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

NOTE 14: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10, Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of March 31, 2017, and for the twelve months then ended, the Company operated in two segments. The segments are Products (principally consisting of Pioneer Products’ operations consisting of sales of recycled plastic products) and Services (principally consisting of costs associated with developing Zest Labs solutions). Amounts related to Eco3d’s mapping, modeling and consulting services business have been reclassified to discontinued operations and thus are excluded from the amounts in the tables below. Home office costs are allocated to the two segments based on the relative support provided to those segments.

March 31, 2017	Products	Services	Total
Segmented operating revenues	$10,722	$108	$10,830
Cost of revenues	11,374	110	11,484
Gross loss	(652)	(2)	(654)
Total operating expenses net of depreciation, amortization and impairment, and interest and expense, net	984	26,481	27,465
Depreciation, amortization and impairment	2,095	229	2,324
Interest expense, net of interest income	66	593	659
Loss from continuing operations	$(3,797)	$(27,305)	$(31,102)
Segmented assets
Property and equipment, net	$2,073	$235	$2,308
Intangible assets, net	$785	$782	$1,567
Capital expenditures	$243	$136	$379

NOTE 15: CONCENTRATIONS

During the twelve months ended March 31, 2017 the Company had two major customers comprising 60% of sales all in the products segment. A major customer is defined as a customer that represents 10% or greater of total sales. Additionally, the Company had four customers in the products segment as of March 31, 2017 with accounts receivable balances of 75% of the total accounts receivable. The Company does not believe that risk associated with these customers will have an adverse effect on the business.

In addition, the Company had two major vendors comprising 47% of purchases. A major vendor is defined as a vendor that represents 10% or greater of total purchases. Alternative sources exist such that the risk associated with the two vendors is not expected to have an adverse effect on the Company. Additionally, the Company had two vendors as of March 31, 2017 with accounts payable balances of 62% of total accounts payable.

The Company maintained cash balances in excess of the FDIC insured limit in both years. The Company does not consider this risk to be material.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

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
$3,786

The intangible assets represent customer lists and will be amortized over three years. The goodwill recognized reflects expected synergies from combining operations of Sable and the Company as well as intangible assets that do not qualify for separate recognition including polymer formulas and formulations. The goodwill is expected to be deductible for tax purposes. The goodwill will not be amortized but will be tested annually for impairment. An impairment charge of $682 was recorded. Since the acquisition Sable has recorded $5,696 in revenues (net of intercompany elimination) and a loss of $3,180 (including impairment charges of $1,806) for the twelve months ended March 31, 2017 that are included in consolidated results.

The following table shows pro-forma results for the twelve months ended March 31, 2017 as if the acquisition had occurred on April 1, 2016. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Sable and the Company.

For the twelve months ended March 31, 2017
Revenues	$11,329
Net loss attributable to controlling interest	$(31,883)
Net loss per share	$(0.87)

NOTE 17: SUBSEQUENT EVENTS

On April 14, 2017, the Company completed the sale of Eco3d for $1,900 in cash, accounts payable of $200 to be received over four months and 560 shares of the Company’s common stock previously held by executives of Eco3d. The 560 shares were cancelled subsequent to completion of the sale. Discussions continue with the buyers of Eco3d regarding final adjustments to the balance sheet of Eco3d as of April 14, 2017. Estimated gain on the sale of $600 will be recognized in the Company’s quarter ending June 30, 2017. As part of the consideration paid by the buyers of Eco3d, proceeds went to repay an intercompany loan of approximately $1,200.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

TWELVE MONTHS ENDED MARCH 31, 2017

In April and May 2017, the Company issued 130 shares of common stock pursuant to the stock awards granted.

In May 2017, an employee of the Company resigned and the separation agreement provided for the vesting of 10 shares, which were issued, and forfeiture of 15 shares of common stock pursuant to the stock awards granted.

In May 2017, the Company issued 49 shares of common stock to a consultant upon the exercise of warrants with an exercise price of $2.50 per share, and warrants for an additional 51 shares were forfeited in this cashless exercise.

On May 18, 2017, the Company entered into an exchange agreement with Zest Labs, 440labs, Inc., a Massachusetts corporation (“440labs”), SphereIt, LLC, a Massachusetts limited liability company (“SphereIt”) and three of 440labs’ executive employees that resulted in the Company acquiring all of the shares of 440labs in exchange for 300 shares of the Company’s common stock issued to SphereIt. 440labs is an IoT, cloud and mobile software development company which is now a subsidiary of Zest Labs. 440labs’ three executive employees signed employment agreements pursuant to which each of the three executive employees received 100 shares of the Company’s common stock and became employed by Zest Labs.

With this acquisition, 440labs became a wholly-owned subsidiary of Zest Labs that will provide development and runtime operations expertise to help expand the depth and breadth of Zest Fresh deployments. 440labs has been a key development partner of Zest Labs for more than four years, contributing its expertise in scalable enterprise cloud solutions and mobile applications. At Zest Labs, 440lab’s leadership and engineering teams will augment the company’s development of modern, enterprise-scale solutions that connect to distributed IoT deployments. 440labs blends onshore/offshore resources to optimize development and provide extended runtime operations coverage, which is critical to broad-based deployments.

The Company acquired the assets noted below in exchange for the 300 shares and has accounted for the acquisition in accordance with ASC 805. Based on the fair values, as determined by an independent third party, at the effective date of acquisition the purchase price was recorded as follows:

Identifiable intangible assets	$1,435
Goodwill	88
$1,523

The following table shows pro-forma results for the twelve months ended March 31, 2017 as if the acquisition had occurred on April 1, 2016. These unaudited pro forma results of operations are based on the historical financial statements and related notes of 440labs and the Company.

Revenue	$10,830
Net loss attributable to controlling interest	$(31,099)
Net loss per share	$(0.85)

On May 23, 2017, the Company entered into definitive agreements with two existing institutional investors for an offering of 2,500 shares of common stock, at a price per share of $4.00, issued with warrants to purchase 1,875 shares of common stock. The warrants have an exercise price of $5.50 per share and will expire five years from the date of issuance. Net proceeds from the offering of $9,100, excluding potential proceeds from the exercise of the warrants, were received on May 26.

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

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Bylaws of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Reports on Form 8-K filed with the SEC as of April 28, 2017 (File No. 000-53361)
4.1	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361)
4.2	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 3, 2017 (File No. 000-53361)
4.3	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361)
10.1	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361)
10.2	Purchase Agreement by and between Ecoark Holdings, Inc. and RedDiamond Partners LLC, dated as of January 13, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361)
10.3	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 6, 2017 (File No. 000-53361)
10.4	Form of Securities Purchase Agreement by and between Ecoark Holdings, Inc. and Purchasers defined therein, dated as of March 14, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361)
10.5	Asset Purchase Agreement by and between Ecoark Holdings, Inc., Eco3d Acquisition LLC and Eco3d LLC, dated as of April 10, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 14, 2017 (File No. 000-53361)
10.6	Form of Securities Purchase Agreement by and between Ecoark Holdings, Inc. and various purchasers, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361)
10.7	Exchange Agreement, dated May 18, 2017, by and among Ecoark Holdings, Inc., Zest Labs, Inc., 440labs, Inc., SphereIt, LLC, and certain employees of 440labs, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC as of May 24, 2017 (File No. 000-53361)
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed herewith.

39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecoark Holdings, Inc.
(Registrant)

Date: June 2, 2017	By:	/s/ JAY PUCHIR
Jay Puchir
Chief Executive Officer
(Principal Executive Officer)

Date: June 2, 2017	By:	/s/ JAY OLIPHANT
Jay Oliphant
Principal Financial and Accounting Officer

40

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Bylaws of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Reports on Form 8-K filed with the SEC as of April 28, 2017 (File No. 000-53361)
4.1	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361)
4.2	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 3, 2017 (File No. 000-53361)
4.3	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361)
10.1	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361)
10.2	Purchase Agreement by and between Ecoark Holdings, Inc. and RedDiamond Partners LLC, dated as of January 13, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361)
10.3	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 6, 2017 (File No. 000-53361)
10.4	Form of Securities Purchase Agreement by and between Ecoark Holdings, Inc. and Purchasers defined therein, dated as of March 14, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361)
10.5	Asset Purchase Agreement by and between Ecoark Holdings, Inc., Eco3d Acquisition LLC and Eco3d LLC, dated as of April 10, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 14, 2017 (File No. 000-53361)
10.6	Form of Securities Purchase Agreement by and between Ecoark Holdings, Inc. and various purchasers, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361)
10.7	Exchange Agreement, dated May 18, 2017, by and among Ecoark Holdings, Inc., Zest Labs, Inc., 440labs, Inc., SphereIt, LLC, and certain employees of 440labs, Inc., incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC as of May 24, 2017 (File No. 000-53361)
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

41