Form 10-Q
period 2017-06-30
Ecoark Holdings, Inc.
filed 2017-08-09
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

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

Not applicable

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

There were 45,551,847 shares of the Registrant’s $0.001 par value common stock outstanding as of August 4, 2017.

Ecoark Holdings, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands, except per share data)
	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($265 pledged as collateral for credit)	$11,562	$8,648
Accounts receivable, net of allowance of $25 and $76 as of June 30, and March 31, 2017, respectively	1,462	1,627
Inventory, net of reserves	2,775	2,104
Prepaid expenses	1,227	2,006
Assets held for sale - production equipment	158	158
Other current assets	504	-
Current assets – discontinued operations	-	1,404
Total current assets	17,688	15,947
NON-CURRENT ASSETS
Property and equipment, net	2,254	2,308
Intangible assets, net	2,918	1,567
Non-current assets – discontinued operations	-	366
Other assets	53	53
Total non-current assets	5,225	4,294
TOTAL ASSETS	$22,913	$20,241

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,267	$1,720
Accrued liabilities	1,138	2,620
Current liabilities – discontinued operations	-	463
Total current liabilities	2,405	4,803
NON-CURRENT LIABILITIES
Long-term debt, net of current portion	500	500
Long-term debt, net of current portion - related party	100	100
COMMITMENTS AND CONTINGENCIES
Total liabilities	3,005	5,403

STOCKHOLDERS' EQUITY (Number of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 45,528 shares issued and 45,400 shares outstanding as of June 30, 2017, and 42,330 issued and outstanding as of March 31, 2017	45	42
Additional paid-in-capital	104,278	85,025
Accumulated deficit	(83,838)	(70,229)
Treasury stock, at cost, 128 shares as of June 30, 2017	(577)	-
Total stockholders' equity	19,908	14,838
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,913	$20,241

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2017 AND 2016

	(Dollars in thousands, except per share data)
	2017	2016
		(Restated)
CONTINUING OPERATIONS:
REVENUES
Revenue from product sales	$2,462	$2,362
Revenue from services	44	31
	2,506	2,393
COST OF REVENUES
Cost of product sales, including $67 and $46 of depreciation expense on manufacturing equipment in 2017 and 2016, respectively	2,753	2,433
Cost of services	41	23
	2,794	2,456
GROSS LOSS	(288)	(63)
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation of $8,551 and $312 in 2017 and 2016, respectively	9,678	1,262
Professional fees and consulting, including share-based compensation of $1,201 and $2,500 in 2017 and 2016, respectively	1,907	3,161
Selling, general and administrative	499	433
Depreciation and amortization	181	109
Research and development	1,620	943
Total operating expenses	13,885	5,908
Loss from continuing operations before other expenses	(14,173)	(5,971)

OTHER EXPENSE:
Interest expense, net of interest income	(15)	(87)
Total other expense	(15)	(87)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(14,188)	(6,058)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(57)	184
Gain on disposal of discontinued operations	636	-
Total discontinued operations	579	184
PROVISION FOR INCOME TAXES FROM CONTINUING AND DISCONTINUED OPERATIONS	-	-
NET LOSS	(13,609)	(5,874)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	64
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(13,609)	$(5,938)

NET LOSS PER SHARE
Basic: Continuing operations	$(0.32)	$(0.19)
Discontinued operations	$-	$-
Total	$(0.32)	$(0.19)
Diluted: Continuing operations	$(0.32)	$(0.19)
Discontinued operations	$-	$-
Total	$(0.32)	$(0.19)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE (in thousands)
Basic	43,247	30,909
Diluted	43,247	30,909

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY  (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2017

	(Dollar amounts and number of shares in thousands)
	Preferred		Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance at March 31, 2017	-	$-	42,330	$42	$85,025	$(70,229)	$-	$14,838

Shares issued for cash in private placement, net of expenses	-	-	2,500	3	9,103	-	-	9,106

Share-based compensation - stock - Board of Directors	-	-	28	-	125	-	-	125

Share-based compensation - stock - employees	-	-	581	1	7,047	-	-	7,048

Share-based compensation - options - employees	-	-	-	-	3	-	-	3

Share-based compensation - employment agreements	-	-	300	-	1,500	-	-	1,500

Warrant conversion -cashless	-	-	49	-	-	-	-	-

Shares issued for 440labs acquisition	-	-	300	-	1,500	-	-	1,500

Shares received and canceled - sale of Eco3d	-	-	(560)	(1)	(25)	-	-	(26)

Purchase of treasury shares from employees	-	-	-	-	-	-	(577)	(577)

Net loss for the period	-		-	-	-	(13,609)	-	(13,609)

Balance at June 30, 2017	-	$-	45,528	$45	$104,278	$(83,838)	$(577)	$19,908

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2017 AND 2016

	(Dollars in thousands)
	2017	2016
Cash flows from operating activities:

Net loss attributable to controlling interest	$(13,609)	$(5,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including $67 in 2017 and $46 in 2016 included in cost of product sales	254	176
Shares of common stock issued for services rendered	1,201	2,500
Share-based compensation – stock - employees	7,048	-
Share-based compensation – options	3	312
Change in non-controlling interest on cash	-	64
Cash acquired in acquisition	-	41
Share-based compensation due to employment agreements	1,500	-
(Income) loss from discontinued operations	57	(184)
Gain on sale of discontinued operations	(636)	-
Changes in assets and liabilities:
Accounts receivable	95	(1,053)
Inventory	(494)	145
Prepaid expenses	(290)	(130)
Other current assets	(498)	-
Other assets	4	(107)
Accounts payable	(479)	151
Accrued liabilities	(1,824)	97
Net cash used in operating activities of continuing operations	(7,668)	(3,926)
Net cash provided by discontinued operations	92	255
Net cash used in operating activities	(7,576)	(3,671)

Cash flows from investing activities:
Proceeds from sale of Eco3d	2,006	-
Purchases of short-term investments	-	(3,500)
Pre-acquisition advance to Sable Polymer Solutions	-	(600)
Purchases of property and equipment – continuing operations	(45)	(186)
Net cash provided by (used in) investing activities of continuing operations	1,961	(4,286)
Purchases of property and equipment – discontinued operations	-	(155)
Net cash provided by (used in) investing activities	1,961	(4,441)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	9,106	7,792
Purchase of treasury shares from employees	(577)	-
Repayments of debt - related parties	-	(42)
Repayments of debt	-	(14)
Net cash provided by financing activities	8,529	7,736
NET INCREASE (DECREASE) IN CASH	2,914	(376)
Cash - beginning of period	8,648	8,744
Cash - end of period	$11,562	$8,368
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$15	$90
Cash paid for income taxes	$-	$-
SUMMARY OF NONCASH ACTIVITIES:
Shares issued in conversion of notes payable	$-	$3,718
Inventory in transit recorded as accrued liabilities	$177	$-
Shares issued for accrued board of director fees	$-	$100
Shares issued for prepaid services	$-	$1,714
Assets and liabilities acquired via acquisition of companies:
Receivables, net	$-	$1,250
Inventory	$-	$759
Property and equipment	$-	$2,822
Identifiable intangible assets	$1,435	$1,028
Goodwill	$65	$1,264
Other assets	$-	$36
Payables and liabilities assumed	$-	$883
Debt assumed	$-	$2,531

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings, Inc. (“Ecoark Holdings”) is an innovative and growth-oriented company founded in 2007 that develops and deploys intelligent technologies and products in order to meet the demand for sustainable, integrated solutions to contemporary business needs. Ecoark Holdings is a holding company that supports the businesses of its subsidiaries. Ecoark Holdings is the parent company of Ecoark, Inc. and Magnolia Solar Inc.

Ecoark, Inc. (“Ecoark”) was founded in 2011 and is located in Rogers, Arkansas, the home office for Ecoark and Ecoark Holdings. Ecoark merged into a wholly-owned subsidiary of Magnolia Solar Corporation (“MSC”) on March 24, 2016, with Ecoark as the surviving entity. At the merger (“Merger”), MSC changed its name to Ecoark Holdings, Inc. Ecoark is the parent company of Eco360, Pioneer Products and Zest Labs (formerly known as Intelleflex Corporation). Ecoark was also the parent company of Eco3d until it was sold in April 2017, as discussed below.

Eco3d, LLC (“Eco3d”) is located in Phoenix, Arizona and provides customers with 3d technologies. Eco3d was formed by Ecoark in November 2013 and Ecoark owned 65% of the LLC. The remaining 35% was reflected as non-controlling interest until September 2016 when Ecoark Holdings issued shares of stock in exchange for the 35% non-controlling interest. Eco3d provides 3d mapping, modeling, and consulting services for clients in retail, construction, healthcare, and other industries throughout the United States. As described further in Note 2, in March 2017 the Ecoark Holdings Board of Directors (“Ecoark Holdings Board”) approved a plan to sell Eco3d, and the sale was completed in April 2017.

Eco360, LLC (“Eco360”) is located in Rogers, Arkansas and has engaged in research and development activities. Eco360 was formed in November 2014 by Ecoark. Eco360 does not currently have any active operations.

Pioneer Products, LLC (“Pioneer Products”) is located in Rogers, Arkansas and is involved in the selling of recycled plastic products and other products. It sells to the world’s largest retailer. Pioneer Products strategically leverages its role as a supplier to this retailer with existing and new products. This subsidiary recovers plastic waste from retail supply chains that is converted to new consumer products from the reclaimed materials, completing a closed loop and reducing waste sent to landfills. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC in a stock transaction on May 3, 2016.

Sable Polymer Solutions, LLC (“Sable”) is located in Flowery Branch, Georgia and specializes in the purchase, processing and sale of post-consumer and post-industrial plastic materials. It provides materials to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to large corporations.

Zest Labs, Inc. (“Zest Labs”) is located in San Jose, California and offers food retailers and suppliers intelligent, on-demand solutions for retailers and companies that ship and store products for perishable food quality management. Zest Labs’ Zest Data Services is a secure, multi-tenant cloud-based data collection platform for aggregating and real-time permission-based sharing and analysis of information. Zest Fresh, a fresh food management solution that utilizes the Zest Data Services platform, focuses on three primary value propositions – consistent food quality, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. Zest Delivery offers real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Zest Labs (then known as Intelleflex Corporation) was purchased by Ecoark in September 2013. Effective October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services. Zest Labs acquired 440labs, Inc. in a stock transaction on May 23, 2017.

440labs, Inc. (“440labs”) is located in Boston, Massachusetts and is a software development and information solutions provider for cloud, mobile, and IoT (Internet of Things) applications. 440labs has been a key development partner with Zest Labs for more than four years, contributing its expertise in scalable enterprise cloud solutions and mobile applications.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Fiscal Year-End Change

On January 19, 2017, the Ecoark Holdings Board approved a change from a fiscal year ending on December 31 to a fiscal year ending on March 31 as permitted by the bylaws of Ecoark Holdings. The change applied to all subsidiaries except Eco3d which was sold in April 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings and its direct and indirect subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. Ecoark Holdings is a holding company that holds 100% of Ecoark and Magnolia Solar. Ecoark holds 100% of Eco360, Pioneer Products (which owns 100% of Sable), Zest Labs (which owns 100% of 440labs) and, until April 2017, Eco3d. As described further in Note 2, in March 2017 the Ecoark Holdings Board approved a plan to sell Eco3d, and the sale was completed in April 2017. Ecoark previously owned 65% of Eco3d and the remaining 35% interest was owned by executives of Eco3d until September 2016 when the executives’ 35% interest was acquired in exchange for 525 shares of Ecoark Holdings stock. In conjunction with the sale of Eco3d in April 2017, the 525 shares were reacquired by the Company and canceled.

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

Noncontrolling Interests

In accordance with ASC 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In September 2016, the 35% noncontrolling interest of Eco3d was acquired in exchange for 525 shares of Ecoark Holdings stock which eliminated the noncontrolling interest. On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d and the 525 shares of Ecoark Holdings were returned as part of the sales proceeds and were subsequently canceled.

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

Reclassification

The Company has reclassified certain amounts in the 2016 consolidated financial statements to be consistent with the 2017 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data, as well as certain research and development expenses. Reclassifications relating to the discontinued operations of Eco3d are described further in Note 2. The reclassifications had no impact on operations or cash flows for the three months ended June 30, 2016.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, obsolete or slow-moving inventory, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, liabilities to accrue, allocation of home office expenses for segment reporting and determination of the fair value of stock awards and forfeiture rates. Actual results could differ from those estimates.

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

Property and Equipment and Long-Lived Assets

Property and equipment is stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from two to ten years for all classes of property and equipment, except leasehold improvements which are depreciated over the term of the lease when shorter than the estimated useful life of the improvements.

FASB Codification Topic 360 Property, Plant and Equipment (“ASC 360”), requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company reviews recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company determined that no impairment was necessary for the three months ended June 30, 2017.

ASC 360-10 addresses criteria to be considered for long-lived assets expected to be disposed of by sale. Six criteria are listed in ASC 360-10-45-9 that must be met in order for assets to be classified as held for sale. Once the criteria are met, long-lived assets classified as held for sale are to be measured at the lower of carrying amount or fair value less costs to sell. In December 2016, management decided to outsource its densification activities at the Sable facility in Georgia. All six criteria were met and thus the densification and related equipment have been adjusted to fair value and reclassified to current assets in the balance sheets.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Intangible assets with definite useful lives are stated at cost less accumulated amortization and impairment. Identifiable intangible assets capitalized represent the valuation of the Company-owned patents, customer lists, outsourced vendor relationships and non-compete agreements. These intangible assets are being amortized on a straight-line basis over their estimated average useful lives of thirteen and a half years for the patents, three years for the customer lists and outsourced vendor relationships and two years for the non-compete agreements. Expenditures on intangible assets through the Company’s filing of patent and trademark protection for Company-owned inventions are expensed as incurred.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company tested the carrying value of its intangible assets for recoverability. The Company determined that no impairment was necessary for the three months ended June 30, 2017.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended June 30, 2017 and 2016, which were nominal, are included in selling, general and administrative costs.

Software Costs

The Company accounts for software development costs in accordance with ASC 985-730 Software Research and Development, and ASC 985-20 Costs of Software to be Sold, Leased or Marketed. ASC 985-20 requires that costs related to the development of the Company’s products be capitalized as an asset when incurred subsequent to the point at which technological feasibility of the enhancement is established and prior to when a product is available for general release to customers. ASC 985-20 specifies that technological feasibility can be established by the completion of a detailed program design. Costs incurred prior to achieving technological feasibility are expensed. The Company does utilize detailed program designs; however, the Company’s products are expected to be released soon after technological feasibility has been established and as a result software development costs have been expensed as incurred.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Shipping and Handling Costs

The Company reports shipping and handling revenues and their associated costs in product revenue and cost of revenue, respectively. Shipping revenues and costs for the three months ended June 30, 2017 and 2016 were nominal.

Revenue Recognition

Product revenue primarily consists of the sale of recycled plastics products. Revenue is recognized when the following criteria have been met:

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

The Company will recognize revenues for its software in accordance with ASC 985-605 Software Revenue Recognition. The Company has not generated revenue from software licensing arrangements as of June 30, 2017.

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
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

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

Revenue Recognition – Discontinued Operations

For discontinued operations of Eco3d, when the arrangement with a customer includes services or significant production, modification, or customization of software, we recognized the related revenue using the percentage-of-completion method in accordance with the accounting guidance and certain production-type contracts contained in ASC 605-35 Construction-Type and Production-Type Contracts. Note that revenues and costs of revenues relating to Eco3d have been reclassified to income (loss) from discontinued operations in the statements of operations. We used the percentage-of-completion method provided all of the following conditions exist:

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

We measured completion based on progress achieved on deliverables detailed in the agreements with the customers. Costs of providing services, including services accounted for in accordance with ASC 605-35, were expensed as incurred and matched with the related revenues.

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
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Vacation and Paid-Time-Off Compensation

The Company follows ASC 710-10 Compensation – General. The Company records liabilities and expense when obligations are attributable to services already rendered, will be paid even if an employee is terminated, payment is probable and the amount can be estimated.

Share-Based Compensation

The Company follows ASC 718-10 Share-Based Payments. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual forfeitures when estimating the forfeiture rate. The Company facilitates payment of the employee tax withholdings resulting from the issuances of these awards by remitting the employee taxes and recovering the resulting amounts due from the employee from the sale of shares issued sufficient to cover the amount due the Company.

The Company measures compensation expense for its non-employee share-based compensation under ASC 505-50 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair values of options and shares issued are used to measure the transactions, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged either directly to expense, or to a prepaid expense if shares of common stock are issued in advance of services being rendered, and to additional paid-in capital.

Fair Value of Financial Instruments

ASC 825 Financial Instruments requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments. The carrying amount of cash, certificates of deposit, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities, and amounts payable to related parties approximate fair value because of the short-term maturity of those instruments. The Company does not utilize derivative instruments. The carrying amount of the Company’s debt instruments also approximates fair value.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only basic weighted average number of common shares are used in the computations.

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

Segment Information

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For fiscal year 2018 the Company and its Chief Operating Decision Maker determined that the Company’s operations were divided into two segments: Zest Labs and Pioneer Products. See Note 13 for segment information disclosures.

Related-Party Transactions

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all material related-party transactions (see Note 9). All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

Recently Issued Accounting Standards

In May 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. The FASB issued this update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The amendments in this update are required for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to simplify the annual or interim goodwill impairment test. A public business entity that is a U.S. SEC filer must adopt the amendments in this update for its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities must apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company is assessing the impact, if any, of implementing this guidance on its financial position and results of operations.

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
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

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

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under U.S. GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is assessing the impact, if any, of implementing this guidance on its financial position, results of operations and liquidity.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows. The Company has adopted ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. Cash paid when shares were directly withheld for tax-withholding purposes were classified as a financing activity in the statement of cash flows. There were no other impacts from this adoption.

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $83,838 since inception. The accumulated deficit together with losses of $13,609 for the three months ended June 30, 2017, and cash used in operating activities in the three months ended June 30, 2017 of $7,576 have resulted in the uncertainty of the Company’s ability to continue as a going concern.

These consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised $9,106 of additional capital, net of expenses, in the three months ended June 30, 2017, as compared with over $12,000 raised in the three-month transition period ended March 31, 2017. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. The Company intends to raise up to a cumulative amount of $80,000 pursuant to its shelf registration filed with the SEC. Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. There can be no assurance that such capital will be available or on terms acceptable to the Company. The Company intends to further develop its product offerings and customer bases. The Company’s plans to achieve profitability include evaluating the cost structure and processes of its operations, both at the margin and operating expense levels, as well as pursuing additional strategic acquisitions and dispositions. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 2: DISCONTINUED OPERATIONS

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,006 in cash, anticipated payments of $94 to be received by August 2017, and 560 shares of the Company’s common stock (including 525 shares that had been exchanged for the noncontrolling interest in September 2016) that was held by executives of Eco3d, which were canceled upon receipt. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company had reflected amounts relating to Eco3d as a disposal group classified as held for sale at March 31, 2017 and has included amounts relating to Eco3d as part of discontinued operations for the three months ended June 30, 2017 and 2016. Eco3d had been included in the Services segment, and segment disclosures in Note 13 no longer include amounts relating to Eco3d following the reclassification to discontinued operations. There will be no significant continuing involvement with Eco3d. The Company will allow Eco3d to utilize certain accounting system software for up to one year.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheets consisted of the following:

	June 30, 2017	March 31, 2017
	(Unaudited)
Cash	$-	$34
Accounts receivable, net of allowance	-	1,293
Prepaid expenses	-	67
Other current assets	-	10
Current assets - discontinued operations	$-	$1,404

Property and equipment, net	$-	$362
Other assets	-	4
Non-current assets - discontinued operations	$-	$366

Accounts payable	$-	$67
Accrued liabilities	-	396
Current liabilities - discontinued operations	$-	$463

Major line items constituting income (loss) of discontinued operations in the consolidated statements of operations for the three months ended June 30 consisted of the following:

	2017	2016
Revenue from services	$188	$1,183
Cost of services	103	390
Gross profit	85	793
Operating expenses	142	597
Allocated interest expense	-	12
Income (loss) of discontinued operations	$(57)	$184

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing income tax benefit for 2017, and the income tax provision for 2016 was considered immaterial. Thus, no separate tax provision or benefit relating to discontinued operations is included here or on the face of the consolidated statements of operations.

Gain on the sale of Eco3d of $636 was recognized in discontinued operations in the three months ended June 30, 2017.

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 3: INVENTORY

Inventory, net of reserves, consisted of the following:

	June 30, 2017	March 31, 2017
	(Unaudited)
Inventory	$3,107	$2,456
Inventory reserves	(332)	(352)
Total	$2,775	$2,104

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2017	March 31, 2017
	(Unaudited)
Machinery and equipment	$2,769	$2,724
Computers and software costs	406	406
Furniture and fixtures	107	107
Leasehold improvements	4	4
Total property and equipment	3,286	3,241
Accumulated depreciation and impairment	(1,032)	(933)
Property and equipment, net	$2,254	$2,308

Depreciation expense for the three months ended June 30, 2017 and 2016 was $99 and $70, respectively. The expense includes $67 and $46 for the three months ended June 30, 2017 and 2016, respectively, of depreciation on manufacturing equipment that is classified as cost of product sales.

An impairment charge of $245 was recorded in March 2017 ($45 related to assets reclassified to held for sale and $200 for other equipment at Sable). The Company decided to outsource its densification process and therefore has plans to sell the densifiers and related equipment acquired in the Sable acquisition. That equipment was written down to estimated fair value of $158 and is included in current assets as of June 30, and March 31, 2017. As described in Note 8 below, the ownership interest in Sable (that includes equipment and other assets) serves as collateral for the remaining outstanding convertible notes.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 5: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30,	March 31,
	2017	2017
	(Unaudited)
Customer lists	$5,008	$5,008
Patents	1,090	1,090
Outsourced vendor relationships	1,016	-
Non-compete agreements	419	-
Goodwill, net of impairment	647	582
Total intangible assets	8,180	6,680
Accumulated amortization and impairment	(5,262)	(5,113)
Intangible assets, net	$2,918	$1,567

The outsourced vendor relationships, non-compete agreements and $65 of goodwill were recorded as part of the acquisition of 440labs described in Note 15 below.

Total amortization expense for the three months ended June 30, 2017 and 2016 was $149 and $85, respectively. Amortization amounts for the next five years are: $208, $630, $440, $117 and $75.

NOTE 6: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	March 31,
	2017	2017
	(Unaudited)
Professional fees and consulting costs	$223	$1,777
Vacation and paid time off	376	359
Inventory in transit	177	89
Legal fees	106	112
Payroll and employee expenses	46	163
Other	210	120
Total	$1,138	$2,620

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 7: NOTE PAYABLE

The Company had a note payable pursuant to a line of credit maintained with a bank. The note was secured by the accounts receivable, inventory and equipment of Sable and had a 5.5% interest rate with interest payable monthly and a balloon payment due on November 18, 2017. The note, formerly guaranteed by the former owner of Sable, now a stockholder of the Company, originated July 15, 2015 with a maximum amount of $1,500. The balance of the note was $1,500 for the period from acquisition on May 3, 2016 to March 16, 2017. The Company had pledged a $1,500 certificate of deposit as collateral, and the guaranty of the former owner of Sable was eliminated. The note had standard covenants, and the Company was not in default of any covenant. The note along with all accrued interest was repaid on March 17, 2017. Interest expense on the note for the three months ended June 30, 2016 was $14.

NOTE 8: LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	March 31,
	2017	2017
	(Unaudited)
Secured convertible promissory note	$500	$500
Less: current portion	-	-
Long-term debt, net of current portion	$500	$500

The Company has a secured convertible promissory note (“convertible note”) bearing interest at 10% per annum, entered into on January 10, 2017 for $500 with the principal due in one lump sum payment on or before July 10, 2018. The convertible note was part of the financing the Company entered into in the three months ended March 31, 2017, that raised $4,300 (of a maximum of $5,000) in convertible notes ($700 of which were from related parties, see Note 9) bearing interest at 10% per annum. On March 30, 2017, $3,700 of these notes were converted (and $600 of the $700 in connection with the related parties) into shares of common stock, along with the related accrued interest on those notes. The interest is due and payable quarterly, in arrears, on September 30, and December 31, 2017, and March 31, and June 30, 2018.

The Company has granted note holders a security interest for the holder’s ratable share of the series notes in the Company’s ownership interest in Sable as collateral. The note holders have the right at the holders’ option to convert all or any portion of the principal amount at a conversion rate per share which ranges from $4.15 to $7.10 per share. In February 2017, the Company amended the convertible note whereby certain holders (not including related parties) received a warrant to purchase 10 shares of common stock for every $100 principal amount if the holder converted the note on or before March 31, 2017.

Interest expense on the long-term debt for the three months ended June 30, 2017 and 2016 was $13 and $77, respectively. The $77 of interest expense in 2016 was incurred on debt that has been repaid.

See Note 9 for long-term debt transactions with related parties.

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 9: RELATED-PARTY TRANSACTIONS

Long-term debt – related parties consisted of a $100 note payable purchased by the Company’s Chief Administrative Officer, Troy Richards, in February 2017, who declined the warrants. The convertible note has terms consistent with those described in Note 8 above, including being due in one lump sum payment on or before July 10, 2018 and remains outstanding as of June 30, 2017.

In February 2017, in addition to Mr. Richards’ note, an independent director on the Company’s Board, who is a significant shareholder, purchased $500 of the series notes, and an officer of the Company purchased $100 of the series notes. The officers and directors declined the warrants. The $600 of notes were converted in March 2017.

Interest expense on the convertible notes held by related parties for the three months ended June 30, 2017 was $2.

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

NOTE 10: STOCKHOLDERS’ EQUITY

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock, par value $0.001. No preferred shares have been issued.

Ecoark Holdings Common Stock

The Company has 100,000 shares of common stock, par value $0.001 which were authorized on March 18, 2016.

In May 2017, the Company issued 2,500 shares of the Company’s common stock pursuant to a private placement offering for $9,106, net of expenses (see Securities Purchase Agreement – Institutional Funds below).

The Company issued 28 shares to members of the Board as compensation for their services in the quarter ended June 30, 2017, valued at $125.

During the quarter ended June 30, 2017, the Company issued 20 shares to a consultant and 561 shares to employees in stock grants vested under the 2013 Ecoark Holdings Incentive Stock Plan (“2013 Incentive Stock Plan”). The employees’ shares were valued at $7,048. The Company acquired 128 shares of common stock from employees in lieu of amounts required to satisfy minimum withholding requirements of $577 upon vesting of the employees’ stock.

The Company issued 300 shares upon the execution of employment agreements with employees of 440labs valued at $1,500 recorded as share-based compensation for the three months ended June 30, 2017.

The Company issued 300 shares for the acquisition of 440labs valued at $1,500.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,006 in cash, anticipated payments of $94 to be received by August 2017 and 560 shares of the Company’s common stock that was held by executives of Eco3d, which shares were canceled.

Securities Purchase Agreement – Institutional Funds

On May 22, 2017, the Company completed a reserved private placement agreement related to the issuance and sale of 2,500 shares of common stock for $10,000 ($9,106 net of expenses) to institutional purchasers at $4.00 per share. The purchase agreement is pursuant to the Company’s Form S-3 registration statement filed on August 17, 2016. The purchasers also received warrants to purchase 1,875 shares of common stock equal to 50% of the purchaser’s shares for $5.50 for up to 5 years from the date the transaction completed. The investment bankers for the transaction received warrants to purchase 175 shares of common stock for $5.50 for up to 5 years, the same terms as the investors.

As of June 30, 2017, 45,528 total shares were issued and 45,400 shares were outstanding, net of 128 treasury shares.

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

During 2016, the Company issued 4,337 warrants as part of the private placement that was completed on April 28, 2016, of which 98 of these warrants were exercised for common shares totaling $487, leaving warrants for 4,239 shares outstanding that have a strike price of $5.00 per share and expire on December 31, 2018.

Warrants were issued in October 2016 to a consultant. The warrants were exercisable into 100 shares of common stock with a strike price of $2.50 per share that vested October 31, 2016 with an expiration date of October 31, 2018. In May 2017, 49 shares of the warrants were exercised in a cashless exchange and the remaining 51 shares were forfeited.

As discussed in Note 8, the Company on March 30, 2017 issued warrants to the convertible note holders that converted their notes into shares of common stock in accordance with the amended secured convertible promissory note. The warrants are exercisable into 310 shares of common stock with a strike price of $7.50 per share, and expire on December 31, 2018. The warrants were valued using the Black-Scholes model, which incorporated a volatility of 82% and a discount yield of 1.27%. The value of the warrants of $370 was included in interest expense for the three months ended March 31, 2017 and additional paid in capital.

On March 14, 2017, the Company issued 1,000 warrants to institutional investors that purchased 2,000 shares of common stock in a private placement. The warrants have a strike price of $5.00 and mature in March 2022. In addition, the brokers of the transaction received 140 warrants with the same terms as the investors.

As discussed above, on May 22, 2017, the Company issued 1,875 warrants to the institutional investors that purchased the 2,500 shares of common stock in the reserved private placement. The warrants have a strike price of $5.50 and mature in November 2022. In addition, the brokers of the transaction received 175 warrants with the same terms as the investors.

Changes in the warrants are described in the table below:

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	15	$35.00	1.0
Granted	4,437	$4.94	2.0
Exercised pre-Merger	(13)
Exercised pre-Merger	(98)	$(5.00)
Exercised cashless, post-Merger	(2)
Forfeited	-
Canceled	-
Balance at December 31, 2016	4,339	$4.94	2.0
Granted	1,450	$5.53	4.3
Exercised Cash	-
Exercised Cashless	-
Forfeited	-
Canceled	-
Balance at March 31, 2017	5,789	$5.09	2.6
Granted	2,050	$5.50	5.2
Exercised Cash	-
Exercised Cashless	(49)
Forfeited	(51)
Canceled	-
Balance at June 30, 2017	7,739	$5.26	3.3
Intrinsic value of warrants	$-

2013 Option Plan

On February 16, 2013, the Board of Directors of Ecoark approved the 2013 Ecoark Stock Option Plan (“2013 Option Plan”). The purposes of the 2013 Option Plan were to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the business. The 2013 Option Plan was expected to contribute to the attainment of these objectives by offering employees, directors and consultants the opportunity to acquire stock ownership interests in Ecoark, and to thereby provide them with incentives to put forth maximum efforts for the success of Ecoark.

Awards under the 2013 Option Plan were only granted in the form of nonstatutory stock options (“Options”) to purchase Ecoark’s Series C Stock prior to the Merger with MSC. Under the terms of the 2013 Option Plan and the Merger, the Options converted into the right to purchase shares of the Company.

In May 2014, Ecoark had granted Options to purchase 693 shares to various employees and consultants of Ecoark. The Options had an exercise price of $1.25 per share and a term of 10 years. The Options were to vest over a three-year period as follows: 25% immediately; 25% on the first anniversary date; 25% on the second anniversary date; and 25% on the third anniversary date. During 2015 Ecoark issued additional Options on 625 shares of common stock. At the end of 2015, Options under the 2013 Option Plan were outstanding to purchase 1,318 shares of common stock. The total original number of Options to purchase 1,318 shares of Ecoark common stock was divided by two in conjunction with the exchange ratio required by the Merger agreement and converted to Options to purchase 659 shares of Ecoark Holdings with an adjusted exercise price of $2.50. In September 2016, the remaining vesting was accelerated to have those Options 100% vested. In 2016, the Company issued Options to purchase 125 shares of stock at a strike price of $2.50 per share to a consultant. These options vested immediately and expire on March 31, 2018. In the Company’s fourth quarter of 2016, an option holder forfeited 125 options and thus, at December 31, 2016, Options on 659 shares of the Company were outstanding with an adjusted exercise price of $2.50. The Board adjusted the expiration date of these options to March 28, 2018.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Management valued the Options utilizing the Black-Scholes model, with the following criteria: stock price - $2.50; exercise price - $2.50; expected term – 10 years; discount rate – 0.25%; and volatility – 55.32%.

Options for 250 shares were issued to a consultant in 2017 with an exercise price of $2.50 and an expiration date of March 28, 2018, and Options were exercised for 25 shares in March 2017, at $2.50 per share providing $62 in cash to the Company. As of June 30, 2017, the number of Options outstanding was 884.

Changes in the Options under the 2013 Option Plan are described in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	659	$2.50	2.1
Granted	125	$2.50	0.4
Exercised	-
Forfeited	(125)	$2.50
Balance at December 31, 2016	659	$2.50	1.2
Granted	250	$2.50	1.0
Exercised	(25)	$2.50
Forfeited	-
Balance at March 31, 2017	884	$2.50	1.0
Granted	-
Exercised	-
Forfeited	-
Balance at June 30, 2017	884	$2.50	0.8
Intrinsic value of options	$981

2013 Incentive Stock Plan

The 2013 Incentive Stock Plan was registered on February 7, 2013. Under the 2013 Incentive Stock Plan, the Company may grant incentive stock in the form of Stock Options, Stock Awards and Stock Purchase Offers of up to 5,500 shares of common stock to Company employees, officers, directors, consultants and advisors. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant. At the time of the Merger, 5,497 shares were available to issue under the 2013 Incentive Stock Plan. The Board has authorized blocks of incentive stock totaling 5,486 shares to be issued to various employees, consultants, advisors and directors of the Company through June 30, 2017 and 65 shares have been forfeited, leaving 76 shares available to grant.

The Company engaged the services of consultants to assist it with efforts to raise capital, identify potential acquisitions, recruit talent, and perform acquisition due diligence. In June 2017, the Company issued 20 shares to a consultant for grants that were fully vested with a grant value of $98.

The Company issued 581 shares to employees for grants that were fully vested, with grant values of $3,065.

At June 30, 2017, the Company has issued 1,581 shares for fully vested grants and granted awards for 3,843 shares that will be expensed through the completion of vesting at December 31, 2018. The share-based compensation expense related to these grants for the three months ended June 30, 2017 was $7,013. Share-based compensation costs of approximately $11,700 for grants not yet recognized will be recognized as expense through December 31, 2018, subject to any changes for actual versus estimated forfeitures.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

A reconciliation of the shares available under the 2013 Incentive Stock Plan is presented in the table below through June 30, 2017:

Number of Shares
Available under the 2013 Incentive Stock Plan	5,500
Granted pre-Merger	(13)
Shares canceled pre-Merger	10
Available at the Merger date	5,497
Shares granted post-Merger	(476)
Shares forfeited	-
Balance at December 31, 2016	5,021
Shares granted	(5,010)
Shares forfeited	-
Balance at March 31, 2017	11
Shares granted	-
Shares forfeited	65
Balance at June 30, 2017	76
Vested stock awards at June 30, 2017	1,581

Shares issued under the 2013 Incentive Stock Plan through June 30, 2017:

	Number of Shares Issued	Weighted Average Remaining Contractual Life (Years)

Balance at December 31, 2015	3
Issued post-Merger	159	1.9
Balance at December 31, 2016	162
Issued	813	1.9
Balance at March 31, 2017	975	1.8
Issued	606	1.5
Balance at June 30, 2017	1,581	1.5

2017 Omnibus Incentive Plan

The 2017 Ecoark Holdings Omnibus Incentive Plan (“2017 Omnibus Incentive Plan”) was registered on June 14, 2017. Under the 2017 Omnibus Incentive Plan, the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards. Awards of up to 4,000 shares of common stock to Company employees, officers, directors, consultants and advisors are available under the 2017 Omnibus Incentive Plan. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant. The Board has authorized awards totaling 1,668 shares to employees and directors of the Company through June 30, 2017, comprised of 400 incentive stock options, 1,105 of service-based restricted stock shares, 135 of performance-based restricted stock shares and 28 shares to the independent members of the Board.

On June 30, 2017, the Company issued 28 shares of common stock to independent directors that were fully vested with a grant value of $125. A total of $25 in shares was issued to each independent director for their participation on the Company’s Board for the most recent quarter ended June 30, 2017. Each independent director was issued 6 shares at $4.47 per share which was the average closing share price of the Company’s stock for the quarter ended June 30, 2017.

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

In June 2017, the Board awarded 400 incentive stock options to employees, which grants are at an exercise price of $3.36, a term of 10 years and a vesting period over four years. None of the options have vested. Management valued the options utilizing the Black-Scholes model, with the following criteria: stock price - $3.36; exercise price - $3.36; expected term – 10 years; discount rate – 0.22%; and volatility – 88.76%.

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees, and has recorded share-based compensation of $3 for the three months ended June 30, 2017 relating to the options. Changes in the options under the 2017 Omnibus Incentive Plan are described in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

2017 Omnibus Incentive Plan
Granted	400	$3.36	10.0
Exercised	-
Forfeited	-
Balance at June 30, 2017	400	$3.36	10.0
Intrinsic value of options	$100

In June 2017, the Board authorized awards of 135 shares of restricted stock whose vesting is contingent upon annual reviews, which may include specific performance metrics. The values were based on grant date fair value as of June 28, 2017 ($3.36 per share), will be expensed through the completion of the vesting in 2020 and were accrued assuming that performance goals will be achieved. The share-based compensation expense related to these grants for the three months ended June 30, 2017 was $2.

A summary of the activity for performance grants as of June 30, 2017, and changes during the quarter then ended is presented below:

Weighted
Average
	Number of	Remaining
	Performance	Contractual
	Shares	Life (Years)
2017 Omnibus Incentive Plan
Granted	135	3.0
Forfeited	-
Balance at June 30, 2017	135	3.0
Vested stock awards at June 30, 2017	-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

In June 2017, the Board authorized awards of 1,105 shares of restricted stock whose vesting is contingent upon completion of periods of service to employees that vest through 2020. The values were based on grant date fair value of June 28, 2017 ($3.36 per share) and will be expensed through the completion of the vesting. The share-based compensation expense related to these grants for the three months ended June 30, 2017 was $32.

A summary of the activity for service-based grants as of June 30, 2017, and changes during the quarter then ended is presented below:

	Number of	Weighted Average Remaining
	Service	Contractual
	Shares	Life (Years)
2017 Omnibus Incentive Plan
Granted	1,105	3.0
Forfeited	-
Balance at June 30, 2017	1,105	3.0

Share-based compensation costs of approximately $4,300 for performance and service grants not yet recognized will be recognized as expense through 2020, subject to any changes for actual versus estimated forfeitures.

A reconciliation of the shares available under the 2017 Omnibus Incentive Plan is presented in the table below through June 30, 2017:

Number of Shares
Available under the 2017 Omnibus Incentive Plan	4,000
Shares granted	(1,668)
Shares forfeited	-
Balance at June 30, 2017	2,332
Vested stock awards at March 31, 2017	28

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 11: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2021. Rent expense was approximately $165 and $118 for the three months ended June 30, 2017 and 2016, respectively. The amounts for 2017 and 2016 include $72 and $47, respectively, in rent for Sable's production facility which is included in cost of product sales. Future minimum lease payments required under the operating leases are as follows (by fiscal year): 2018 - $444, 2019 - $496, 2020 - $413, 2021 - $250.

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

Contract Related Fees

Prior to the Merger, a subsidiary of the Company, as part of a contract to develop its products, has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by a contractor have been repaid (or three times the funds if non-New York manufactured), or 15 years after start of sales. As of June 30, 2017, the subsidiary has $1,252 of contract-related expenses. These funds will be owed to the contractor, as described above, contingent upon the sale of the subsidiary’s product related to that contract.

The Company has determined that a liability need not be accrued because management has determined that it is not probable sales will occur in this technology.

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 12: INCOME TAXES

The Company accounts for income taxes under ASC Topic 740 Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement basis and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $70,800 at June 30, 2017, expiring through the year 2037. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The provision (benefit) for income taxes for the three months ended June 30, 2017 and 2016 differs from the amount expected as a result of applying statutory tax rates to the losses before income taxes principally due to establishing a valuation allowance to fully offset the income tax benefit and fully reserve deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required taxable income is uncertain, the Company has recorded a full valuation allowance.

The Company’s deferred tax assets are summarized as follows:

	June 30, 2017	March 31, 2017
Net operating loss carryover	$24,072	$20,671
Depreciable and amortizable assets	871	1,464
Share-based compensation	2,452	1,003
Accrued liabilities	128	122
Inventory reserve	112	119
Allowance for bad debts	137	154
Other	5	4
Less: valuation allowance	(27,777)	(23,537)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at June 30, 2017 and March 31, 2017, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance increased by $4,240 in the three months ended June 30, 2017. The Company has not identified any uncertain tax positions and has not received any notices from tax authorities.

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 13: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of June 30, 2017, and for the three months ended June 30, 2017 and 2016, the Company operated in two segments. The segments are Pioneer Products (principally consisting of Pioneer Products’ operations consisting of sales of recycled plastic products and materials) and Zest Labs (principally consisting of costs associated with developing Zest Labs solutions). Amounts related to Eco3d’s mapping, modeling and consulting services business have been reclassified to discontinued operations and thus are excluded from the amounts in the tables below. The reclassification of Eco3d to discontinued operations caused the reportable segments to change from the previously reported Products and Services to the current reporting of Pioneer Products and Zest Labs. The principal change was the removal of Eco3d from the Services segment. Prior period segment information has been restated as a result. Home office costs are allocated to the two segments based on the relative support provided to those segments.

June 30, 2017	Pioneer Products	Zest Labs	Total
Segmented operating revenues	$2,505	$1	$2,506
Cost of revenues	2,781	13	2,794
Gross loss	(276)	(12)	(288)
Total operating expenses net of depreciation, amortization, and interest expense, net	1,264	12,440	13,704
Depreciation and amortization	53	128	181
Interest expense, net of interest income	-	15	15
Loss from continuing operations	$(1,593)	$(12,595)	$(14,188)
Segmented assets
Property and equipment, net	$2,056	$198	$2,254
Intangible assets, net	$747	$2,171	$2,918
Capital expenditures	$33	$12	$45

June 30, 2016	Pioneer Products	Zest Labs	Total
Segmented operating revenues	$2,387	$6	$2,393
Cost of revenues	2,441	15	2,456
Gross loss	(54)	(9)	(63)
Total operating expenses net of depreciation, amortization, and interest expense, net	413	5,386	5,799
Depreciation and amortization	57	52	109
Interest expense, net of interest income	17	70	87
Loss from continuing operations	$(541)	$(5,517)	$(6,058)
Segmented assets
Property and equipment, net	$2,908	$270	$3,178
Intangible assets, net	$2,280	$833	$3,113
Capital expenditures	$109	$77	$186

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 14: CONCENTRATIONS

During the three months ended June 30, 2017 the Company had four major customers comprising 87% of sales and in 2016 the Company had two major customers comprising 66% of sales, all in the Pioneer Products segment. A major customer is defined as a customer that represents 10% or greater of total sales. Additionally, the Company had three customers in the Pioneer Products segment as of June 30, 2017 with accounts receivable balances of 80% and four customers with balances of 75% of the total accounts receivable as of March 31, 2017. The Company does not believe that risk associated with these customers will have an adverse effect on the business.

In addition, during 2017 the Company had one major vendor comprising 34% and in 2016 had two major vendors comprising 40% of purchases. A major vendor is defined as a vendor that represents 10% or greater of total purchases. Alternative sources exist such that the risk associated with the vendors is not expected to have an adverse effect on the Company. Additionally, the Company had two vendors as of June 30, 2017, with accounts payable balances of 42% and two vendors with 62% of total accounts payable at March 31, 2017.

The Company maintained cash balances in excess of the FDIC insured limit in both years. The Company does not consider this risk to be material.

NOTE 15: ACQUISITIONS

Sable

On May 3, 2016, the Company entered into a Share Exchange Agreement (the “Agreement”) by and among the Company, Pioneer Products, Sable, and the holder of all of Sable’s membership interests, an entity controlled by a stockholder of the Company.

The Company issued 2,000 shares of the Company’s common stock (the “Shares”) in exchange for all of Sable’s membership interests. Sable has since been a wholly-owned subsidiary of Pioneer Products.

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
$3,786

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

The intangible assets represent customer lists that are being amortized over three years. The goodwill recognized reflects expected synergies from combining operations of Sable and the Company as well as intangible assets that do not qualify for separate recognition including polymer formulas and formulations. The goodwill is not expected to be deductible for tax purposes. The goodwill will not be amortized but will be tested annually for impairment. Since the acquisition, Sable has recorded $6,804 in revenues (net of intercompany elimination) and a loss of $3,726 that are both included in the consolidated results.

The following table shows pro-forma results for the three months ended June 30, 2016 as if the acquisition had occurred on April 1, 2016. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Sable and the Company.

Revenues	$2,891
Net loss attributable to controlling interest	$(6,585)
Net loss per share	$(0.21)

440labs

On May 18, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”) with Zest Labs, 440labs, SphereIt, LLC, a Massachusetts limited liability company (“SphereIt”) and three of 440labs’ executive employees. Pursuant to the Exchange Agreement, on May 23, 2017 the Company has acquired all of the shares of 440labs in exchange for 300 shares of the Company’s common stock issued to SphereIt. 440labs’ three executive employees signed employment agreements pursuant to which each of the three executive employees received 100 shares of the Company’s common stock and became employed by Zest Labs.

No cash was paid relating to the acquisition of 440labs. 440labs is a software development and information solutions provider for cloud, mobile, and IoT applications. 440labs’ experienced leadership and engineering teams will augment Zest Labs’ development of modern, enterprise scale solutions that robustly connect to distributed IoT deployments. 440labs blends onshore/offshore resources to optimize development and provide extended runtime operations coverage, critical to broad-based deployments.

The Company acquired the assets and liabilities noted below in exchange for the 300 shares and accounted for the acquisition in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

Identifiable intangible assets	$1,435
Goodwill	65
$1,500

The primary business of 440labs is providing development services to Zest Labs. In consolidation, the revenues of 440labs would be eliminated against the expenses of Zest Labs that were paid to 440labs, resulting in an insignificant impact to the net losses of the Company. The goodwill is not expected to be deductible for tax purposes. The goodwill will not be amortized but will be tested annually for impairment.

NOTE 16: SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company has issued 152 shares of common stock pursuant to stock awards granted and awarded grants for an additional 136 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Such forward-looking statements may be contained in the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Notes to Consolidated Financial Statements (Unaudited)” among other places in this Form 10-Q.

Dollar amounts and number of shares below are expressed in thousands, except per share amounts.

Ecoark Holdings, Inc.

Ecoark Holdings, Inc. (“Ecoark Holdings”) is a Nevada corporation incorporated on November 19, 2007 that has developed over the years through key acquisitions described below and organic growth. Ecoark Holdings is an innovative company that has been focused on the development and deployment of business solutions and products to the retail, agriculture and food service markets. Ecoark Holdings has assembled a team and portfolio of proprietary, patented technologies to address the waste in operations, logistics and supply chains. Ecoark Holdings accomplishes this through two wholly-owned operating subsidiaries, Ecoark, Inc. (“Ecoark”) and Magnolia Solar, Inc. (“Magnolia Solar”). Further, Ecoark has two operating subsidiaries: Zest Labs, Inc. (“Zest Labs”) and Pioneer Products, LLC (“Pioneer Products” or “Pioneer”). The subsidiary Eco3d, LLC (“Eco3d”) was sold on April 14, 2017 and is reported as discontinued operations in the consolidated financial statements in this report.

Our principal executive offices are located at 3333 S. Pinnacle Hills Parkway, Suite 220, Rogers, Arkansas 72758, and our telephone number is (479) 259-2977. Our website address is http://ecoarkusa.com/. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this report.

Acquisition of Sable

On May 3, 2016, the Company entered into a share exchange agreement by and among the Company, Pioneer Products, Sable Polymer Solutions, LLC, an Arkansas limited liability company (“Sable”), and the holder of all of Sable’s membership interests. The Company issued 2,000 shares of the Company’s common stock in exchange for all of Sable’s membership interests. Sable has since been a wholly-owned subsidiary of Pioneer Products.

Sale of Eco3d

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,006 in cash, future payments of $94 to be received by August, 2017 and 560 shares of the Company’s common stock that were held by executives of Eco3d, which shares were canceled. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company reflected amounts relating to Eco3d as a disposal group classified as held for sale at March 31, 2017 and included them as part of discontinued operations for the three months ended June 30, 2017 and 2016. Eco3d had been included in the Services segment, and segment disclosures no longer include amounts relating to Eco3d following the reclassification to discontinued operations. There will be no significant continuing involvement with Eco3d. Gain on the sale of $636 was recognized in the Company’s quarter ended June 30, 2017.

Acquisition of 440 Labs

On May 18, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”) with Zest Labs, 440labs, Inc., a Massachusetts corporation (“440labs”), SphereIt, LLC, a Massachusetts limited liability company (“SphereIt”) and three of 440labs’ executive employees. Pursuant to the Exchange Agreement, on May 23, 2017 the Company acquired all of the shares of 440labs in exchange for 300 shares of the Company’s common stock issued to SphereIt. 440labs is a cloud and mobile software developer which is now a subsidiary of Zest Labs. 440labs’ three executive employees signed employment agreements pursuant to which each of the three executive employees received 100 shares of the Company’s common stock and became employed by Zest Labs.

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

Zest Labs currently holds rights to 66 U.S. patents, numerous related foreign patents, and U.S. copyrights relating to certain aspects of its Zest software, hardware devices including Radio-Frequency Identification (“RFID”) technology, software, and services. In addition, Zest Labs has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services,” and the Zest logo, and numerous other trademarks and service marks. Many of Zest Labs’ products have been designed to include licensed intellectual property obtained from third-parties. Laws and regulations related to wireless communications devices in the jurisdictions in which Zest Labs operates and seeks to operate are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.

Although most components essential to Zest Labs’ business are generally available from multiple sources, certain key components including, but not limited to, microprocessors, enclosures, certain RFID custom integrated circuits, and application-specific integrated circuits are currently obtained by Zest Labs from single or limited sources, principally in Asia.

Zest Labs is part of a very competitive industry that markets solutions to cold supply chain users, such as fresh food growers and retailers. Many other companies that are both more established and command much greater resources compete in this market. While Zest Fresh and Zest Delivery offer new technical approaches and new user value, it remains uncertain if Zest Labs will gain sufficient adoption of its products to make them viable in the market. Further, it is unclear what industry competitors are developing that might address similar user needs. Zest Labs’ products provide a new approach for industry participants, and as with any new approach, adoption is uncertain as many in the industry can be slow to embrace new technology and/or new approaches. These market challenges can lead to extended sales cycles that may include extended pilot testing often at Zest Labs’ expense, for which the outcome remains unclear until the completion of each test. For these reasons, and others, forecasting new business adoption and future revenue can be very difficult and volatile.  However, the Company believes that Zest Fresh offers fresh food retailers an opportunity to differentiate their businesses in ways that the shipment of canned and boxed food products cannot, as competition in the grocery market continues to accelerate.

The acquisition of 440labs in May 2017 allowed Zest Labs to internally maintain its software development and information solutions for cloud, mobile, and IoT applications. 440labs has been a key development partner with Zest Labs for more than four years, contributing its expertise in scalable enterprise cloud solutions and mobile applications.

Pioneer Products

Pioneer Products began by creating new consumer products using plastic reclaimed from post-consumer and retailers’ waste streams. One of these products is Pioneer Products’ “closed-loop” 45-gallon trash can. Pioneer Products generates revenue from the sale of products such as plastic trash cans to 3,700 retail stores of the largest retailer in the continental U.S., Walmart, a major customer of the Company. Pioneer Products’ competitors include large consumer products companies such as Rubbermaid and Hefty.

Building on a platform of proven retail success, Pioneer Products leverages its reputation and strategic network by acting as a broker for other products and companies that fit into its brand portfolio. Pioneer owns direct vendor relationships and vendor numbers with some of the largest retailers in the U.S. This vendor number facilitates introduction of a new product to a retailer. Additionally, Pioneer’s offerings enable Ecoark to play a key role in supporting and working to achieve one of Walmart’s goals of retail-level sustainability: reduction of waste within its supply chain and operations.

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

Sales and Marketing

We sell our products and services through direct sales efforts and indirectly through distributors and resellers. Virtually all sales to date have been derived from our direct sales efforts. However, we continue our efforts to establish a network of indirect sales channels.

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest initiatives. Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $1,620 and $943 in the three months ended June 30, 2017 and 2016, respectively, to develop its solutions and differentiate those solutions from competitive offerings. We incurred no capitalized software development costs in the three months ended June 30, 2017 and 2016.

Intellectual Property

Ecoark Holdings and its subsidiaries have had 74 patents issued by the United States Patent and Trademark Office, and about 24 additional patent applications are currently pending.

RESULTS OF OPERATIONS

Overview

The discussion below addresses the Company’s operations and liquidity which were significantly impacted by the acquisition of Sable in May 2016, 440labs in May 2017 and the sale of Eco3d in April 2017 as described above. No activity from 440labs and only two months of activity from Sable are included in the 2016 results as the Sable acquisition occurred May 3, 2016. Results from Eco3d are included as discontinued operations in the statements of operations. Therefore, Eco3d revenues and expenses are not included in the amounts and discussion of results of continuing operations below, except in the Net Loss summary.

Results of Continuing Operations for the Three Months Ended June 30, 2017 and 2016

Revenues, Cost of Revenues and Margins

The Company’s principal source of revenues in 2017 and 2016 was Pioneer Products’ sale of recycled plastic products and materials, which includes the sales of Sable, its wholly-owned subsidiary. Pioneer sales for the three months ended June 30, 2017 increased to $2,505 from $2,387 during the same period in 2016, an increase of $118 or 5% due to three months of sales from Sable included in 2017 versus just under two months in 2016. The increase in Sable’s sales of recycled plastic materials was offset by a $22 decrease in sales of consumer trash cans made from recycled materials. Commissions from product representation increased from $21 in 2016 to $44 in 2017.

The Company’s cost of revenues for the three months ended June 30, 2017 and 2016 was also principally from Pioneer, including Sable. Cost of revenues for Pioneer of $2,781 in 2017 increased $340 from the same period in 2016, or 14%. The increase in cost of revenues resulted from the inclusion of the full three months of operations of Sable in 2017 compared to the inclusion of only the two-month period after the May 2016 acquisition of Sable in 2016.

Resulting margins on Pioneer sales were negative 11% in 2017 compared to negative 2% in 2016. The worsening margin in 2017 reflects an increase in labor and materials costs in the production of recycled plastic materials.

Zest Labs sold a small number of RFID tags in the three months ended June 30, 2017 and 2016 resulting in immaterial revenue from product sales. No revenues from services have been achieved to date. The cost of revenues of $13 in the 2017 quarter and $15 in the 2016 quarter principally consist of minimum royalties recorded relating to cross-licensing agreements.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 were $13,885 as compared to $5,908 for the same period in 2016. The increase of $7,977 was primarily attributable to the increase in operating expenses for our Zest Labs segment, including share-based compensation in 2017. The Pioneer Products operational activities described above are charged with direct allocations for required home office support. Other operating expenses described below were allocated to the Zest Labs segment to reflect the considerable resources provided to Zest.

Salaries and Salary Related Costs

Salaries and related costs for the three months ended June 30, 2017 were $9,678 compared to $1,262 for the three months ended June 30, 2016. The $8,416 increase was almost entirely due to previously disclosed share-based compensation of $8,551 in 2017 compared to $312 in 2016 that did not require cash payments.

The Company elected to make stock awards a significant part of the total compensation packages offered in order to provide incentives for employees without requiring cash expenditures at this stage of the Company’s development. This also aligns employee goals with those of stockholders. The 2017 cost was principally derived from amortization of stock awards granted in March 2017 that amounted to $7,048 in the quarter ended June 30, 2017. Under that award program, the Company issues shares of Company stock to employees’ accounts and has engaged a broker to “sell to cover” a sufficient number of shares from the employees’ accounts to cover the required taxes related to the income attributable to the employees. The cost of the awards is amortized over the expected service period of the employees. In addition to these costs, $1,500 of non-cash share-based compensation was expensed in 2017 related to shares issued upon the execution of employment agreements with employees of 440labs when that entity was acquired in May 2017 and those individuals became employees of Zest Labs.

The 2016 expense represented estimates of stock option expense calculated using a Black-Scholes model, results of which can vary based on assumptions utilized. Additional information on equity expense can be found in Note 10 to the consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718-10.

Professional Fees and Consulting

Professional fees and consulting expenses for the three months ended June 30, 2017 of $1,907 were down $1,254, or 40% from $3,161 incurred for the three months ended June 30, 2016. The decrease was due primarily to $2,500 of non-cash share-based compensation to investment and legal advisors in 2016 related to the Merger described in Note 1 to the consolidated financial statements, partially offset by the accelerated amortization of share-based compensation in 2017 previously recorded as a prepaid asset but expensed upon termination of a contract with a consultant engaged by the Company, along with additional share-based compensation for a small number of consultants.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2017 were $499 compared with $433 for the three months ended March 31, 2016. The 15% increase was principally due to increased legal costs associated with the development of the business, increased investor relation costs and increased amortization of insurance premiums.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended June 30, 2017 were $181 compared to $109 for the three months ended June 30, 2016 (net of $67 and 46 included in cost of product sales related to production equipment at Sable for 2017 and 2016, respectively). The $72 increase primarily resulted from the acquisition of 440labs in May 2017 and the amortization of the related identifiable intangible assets for the period subsequent to the May 23, 2017 acquisition.

Research and Development

Research and development expense increased $677 or 72% to $1,620 in the three months ended June 30, 2017 compared with $943 during the same period in 2016. These costs related to development of the Zest Fresh solution as pilots of the solution expanded in 2017 and additional wages and development costs for research and development activities were incurred. Significant research and development expenditures related to Zest Fresh are expected to continue.

Interest Expense

Interest expense, net of interest income, for the three months ended June 30, 2017 was $15 as compared to $87 for the three months ended June 30, 2016. The $72 decrease is the result of the retirement of $2,327 of debt during the three-month transition period ended March 31, 2017. The only debt now outstanding is $600 of convertible notes with an annual interest rate of 10%.

Net Loss

Net loss for the three months ended June 30, 2017 was $13,609 as compared to $5,938 for the three months ended June 30, 2016. The $7,671 increase in net loss was primarily due to the $6,940 increase in non-cash share-based compensation, the $677 increase in research and development expense on Zest and an unfavorable change from income from discontinued operations of $184 in 2016 to a $57 loss from discontinued operations in 2017 and other smaller increased costs, offset by the $636 gain from the sale of Eco3d. As described in Note 12 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $70,800 at June 30, 2017 that can be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements, and no tax benefit has been accrued for either continuing or discontinued operations.

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

At June 30, 2017 and March 31, 2017, we had cash of $11,562 and $8,648, respectively. Working capital of $15,283 at June 30, 2017 compared favorably with working capital of $11,144 at March 31, 2017. The increase in working capital was principally due to the May 2017 issuance of common stock to institutional investors for $9,106 net of expenses and the $2,006 proceeds from the sale of Eco3d, offset by net operating losses. The Company is dependent upon raising additional capital from future financing transactions until such time that cash flow from operations is positive.

Net cash used in operating activities was $7,576 in the three months ended June 30, 2017, as compared to net cash used in operating activities of $3,671 in the same period in 2016. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments.

Net cash provided by investing activities in the three months ended June 30, 2017 was $1,961 reflecting the $2,006 proceeds from the sale of Eco3d, offset by $45 of capital expenditures. In the three months ended June 30, 2016, investing activities consisted of $341 of capital expenditures (including $155 for discontinued operations), a $600 advance to Sable prior to the acquisition and the purchase of $3,500 certificates of deposit.

Net cash provided by financing activities in the three months ended June 30, 2017 was $8,529 as a result of the issuance of stock for $9,106 net of expenses offset by the purchase of $577 treasury shares of common stock acquired from employees in lieu of amounts required to satisfy minimum withholding requirements upon vesting of the employees’ stock. In the three months ended June 30, 2016, $7,736 net cash was provided by financing activities, notably $7,792 in proceeds from the issuance of common stock net of fees offset by repayments of debt of $56.

At June 30, 2017, $600 of Ecoark Holdings’ convertible notes payable are due in July 2018. Future minimum lease payments required under operating leases are as follows (by fiscal year): 2018 - $449, 2019 - $496, 2020 - $413, and 2021 - $250. Other less significant commitments and contingencies are disclosed in Note 11 to the consolidated financial statements.

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

Our critical accounting polices include the following:

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings and its direct and indirect subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. Ecoark Holdings is a holding company that holds 100% of Ecoark and Magnolia Solar. Ecoark holds 100% of Eco360, Pioneer Products (which owns 100% of Sable), Zest Labs (which owns 100% of 440labs) and previously Eco3d until April 2017. In March 2017, the Ecoark Holdings Board approved a plan to sell Eco3d, and the sale was completed in April 2017. Ecoark previously owned 65% of Eco3d and the remaining 35% interest was owned by executives of Eco3d until September 2016 when the executives’ 35% interest was acquired in exchange for 525 shares of Ecoark Holdings stock. In conjunction with the sale of Eco3d in April 2017, the 525 shares were reacquired by the Company and canceled.

The Company applies the guidance of Topic 810 Consolidation of the FASB ASC to determine whether and how to consolidate another entity. Pursuant to ASC 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except when control does not rest with the parent. Pursuant to ASC 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for non-collectible accounts receivable, obsolete or slow-moving inventory, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, liabilities to accrue, allocation of home office expenses for segment reporting and determination of the fair value of stock awards issued and forfeiture rates. Actual results could differ from those estimates.

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

Intangible assets with definite useful lives are stated at cost less accumulated amortization. Intangible assets represent the valuation of the company-owned patents, customer lists, outsourced vendor relationships and non-compete agreements. These intangible assets are being amortized on a straight-line basis over their estimated average useful lives of thirteen and a half years for the patents and three years for the customer lists and outsourced vendor relationships and two years for the non-compete agreements. Expenditures on intangible assets through Ecoark Holding’s filing of patent and trademark protection for company-owned inventions are expensed as incurred.

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

 Revenue Recognition

Product revenue primarily consists of the sale of recycled plastics products. Revenue is recognized when the following criteria have been met:

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

Share-Based Compensation

The Company follows ASC 718-10 “Share Based Payments”. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual forfeitures when estimating the forfeiture rate. The Company facilitates payment of the employee tax withholdings resulting from the issuances of these awards by remitting the employee taxes and recovering the resulting amounts due from the employee from the sale of shares issued sufficient to cover the amount due the Company.

The Company measures compensation expense for its non-employee share-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair values of options and shares issued are used to measure the transactions, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense, or to a prepaid expense if shares of common stock are issued in advance of services being rendered, and to additional paid-in capital.

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

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

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

Off-Balance Sheet Arrangements

As of June 30, 2017, and March 31, 2017, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2017, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently involved in any pending legal proceeding or litigation. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business that were discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the quarter ended June 30, 2017, which were not registered under the Securities Act of 1933, as amended.

The following table contains information regarding shares of common stock withheld from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon vesting of the employees’ stock during the three months ended June 30, 2017. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

(Number of shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares That May Yet to Be Purchased
April 1, 2017 to April 30, 2017	36	$4.45
May 1, 2017 to May 31, 2017	38	$4.45
June 1, 2017 to June 30, 2017	54	$4.50

(1)	The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Bylaws of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Reports on Form 8-K filed with the SEC as of April 28, 2017 (File No. 000-53361)
4.1	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361)
4.2	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 3, 2017 (File No. 000-53361)
10.1	Form of Securities Purchase Agreement, dated May 22, 2017, by and between Ecoark Holdings, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361)
10.2	Asset Purchase Agreement by and between Ecoark Holdings, Inc., Eco3d Acquisition LLC and Eco3d LLC, dated as of April 10, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 14, 2017 (File No. 000-53361)
10.3	Exchange Agreement, dated May 18, 2017, by and among Ecoark Holdings, Inc., Zest Labs, Inc., 440labs, Inc., SphereIt, LLC, Kenneth Wilner, David Crisafi, and Scott Durgin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 24, 2017 (File No. 000-53361))
10.4	Form of Employment Agreement for 440Labs, Inc. Executives (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 24, 2017 (File No. 000-53361))
10.5	Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, effective June 13, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated and filed with the SEC on June 14, 2017 (File No. 333-218748))
10.6	Form of Stock Option Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC on June 20, 2017 (File No. 000-53361))
10.7	Form of Restricted Stock Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC on June 20, 2017 (File No. 000-53361))
10.8	Form of Restricted Stock Unit Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC on June 20, 2017 (File No. 000-53361))
10.9*	Employment Agreement by and between Ecoark Holdings, Inc. and Stephen Dacus
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecoark Holdings, Inc.
(Registrant)

Date: August 9, 2017	By:	/s/ JAY PUCHIR
Jay Puchir
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ JAY OLIPHANT
Jay Oliphant
Principal Financial and Accounting Officer

