Form 10-Q
period 2017-09-30
Ecoark Holdings, Inc.
filed 2017-11-08
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

There were 46,271,795 shares of the Registrant’s $0.001 par value common stock outstanding as of November 6, 2017.

Ecoark Holdings, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands,
	except per share data)
	September 30,	March 31,
	2017	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($265 pledged as collateral for credit)	$8,316	$8,648
Accounts receivable, net of allowance of $50 and $76 as of September 30, 2017 and March 31, 2017 respectively	1,032	1,627
Inventory, net of reserves	2,925	2,104
Prepaid expenses	656	2,006
Assets held for sale - production equipment	-	158
Other current assets	130	-
Current assets held for sale - (Note 2)	-	1,404
Total current assets	13,059	15,947
NON-CURRENT ASSETS
Property and equipment, net	2,297	2,308
Intangible assets, net	2,021	1,567
Non-current assets held for sale - (Note 2)	-	366
Other assets	53	53
Total non-current assets	4,371	4,294
TOTAL ASSETS	$17,430	$20,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,673	$1,720
Accrued liabilities	1,131	2,620
Current portion of long-term debt	500	-
Current portion of long-term debt – related party	100	-
Current liabilities held for sale - (Note 2)	-	463
Total current liabilities	3,404	4,803
NON-CURRENT LIABILITIES
Long-term debt, net of current portion	-	500
Long-term debt, net of current portion - related party	-	100
COMMITMENTS AND CONTINGENCIES
Total liabilities	3,404	5,403

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 46,369 shares issued and 46,174 shares outstanding as of September 30, 2017 and 42,330 shares issued and outstanding as of March 31, 2017	46	42
Additional paid-in-capital	110,565	85,025
Accumulated deficit	(95,805)	(70,229)
Treasury stock, at cost	(780)	-
Total stockholders’ equity	14,026	14,838
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,430	$20,241

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)

CONTINUING OPERATIONS:
REVENUES
Revenue from product sales	$1,869	$3,859	$4,330	$6,221
Revenue from services	36	30	80	61
	1,905	3,889	4,410	6,282
COST OF REVENUES
Cost of product sales, including $89 and $73 of depreciation expense on manufacturing equipment for three months and $156 and $119 for six months in 2017 and 2016, respectively	2,285	3,819	5,038	6,252
Cost of services	10	25	51	28
	2,295	3,844	5,089	6,280
GROSS PROFIT (LOSS)	(390)	45	(679)	2
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation of $6,161 and $565 for three months and $14,714 and $877 for six months in 2017 and 2016, respectively	7,479	1,567	17,157	2,848
Professional fees and consulting, including share-based compensation of $444 and $0 for three months and $1,645 and $2,500 for six months in 2017 and 2016, respectively	833	1,681	2,741	4,841
Selling, general and administrative	499	662	1,043	1,094
Depreciation, amortization, and impairment	1,024	150	1,205	260
Research and development	1,659	2,435	3,232	3,378
Total operating expenses	11,494	6,495	25,378	12,421
Loss from continuing operations before other expenses	(11,884)	(6,450)	(26,057)	(12,419)

OTHER EXPENSE:
Interest expense, net of interest income	(15)	(80)	(30)	(167)
Loss on retirement of assets	(61)	(25)	(61)	(25)
Total other expenses	(76)	(105)	(91)	(192)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(11,960)	(6,555)	(26,148)	(12,611)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	42	(57)	224
Gain on disposal of discontinued operations	-	-	636	-
Total discontinued operations	-	42	579	224
PROVISION FOR INCOME TAXES	(7)	-	(7)	-
NET LOSS	(11,967)	(6,513)	(25,576)	(12,387)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	52	-	116
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(11,967)	$(6,565)	$(25,576)	$(12,503)

NET (LOSS) INCOME PER SHARE
Basic: Continuing operations	$(0.27)	$(0.18)	$(0.59)	$(0.39)
Discontinued operations	$-	$-	$0.01	$0.01
Total	$(0.27)	$(0.18)	$(0.58)	$(0.38)
Diluted: Continuing operations	$(0.27)	$(0.18)	$(0.59)	$(0.39)
Discontinued operations	$-	$-	$0.01	$0.01
Total	$(0.27)	$(0.18)	$(0.58)	$(0.38)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	45,101	36,193	44,184	32,683

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED SEPTEMBER 30, 2017

	(Dollar amounts and number of shares in thousands)
	Preferred		Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balances at March 31, 2017	-	$-	42,330	$42	$85,025	$(70,229)	-	$14,838

Shares issued for cash in private placement, net of expenses	-	-	2,500	3	9,103	-	-	9,106

Share-based compensation - stock - Board of Directors	-	-	65	-	250	-	-	250

Share-based compensation - stock - employees	-	-	1,385	2	12,971	-	-	12,973

Share-based compensation - options - employees	-	-	-	-	241	-	-	241

Share-based compensation due to employment agreement	-	-	300	-	1,500	-	-	1,500

Warrant conversion - cashless	-	-	49	-	-	-	-	-

Shares issued for company acquisition	-	-	300	-	1,500	-	-	1,500

Shares received from sale of company, subsequently retired	-	-	(560)	(1)	(25)	-	-	(26)

Purchase of treasury shares from employees	-	-	-	-	-	-	(780)	(780)

Net loss for the period	-	-	-	-	-	(25,576)	-	(25,576)

Balances at September 30, 2017	-	$-	46,369	$46	$110,565	$(95,805)	$(780)	$14,026

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	(Dollars in thousands)
	2017	2016
Cash flows from operating activities:
Net loss attributable to controlling interest	$(25,576)	$(12,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment, including $156 in 2017 and $119 in 2016 included in cost of product sales	1,366	422
Shares of common stock issued for services rendered	1,645	2,500
Share-based compensation – stock - employees	12,973	-
Share-based compensation – options	241	876
Change in non-controlling interest on cash	-	117
Cash acquired in acquisition	-	41
Share-based compensation due to employment agreements	1,500	-
(Income) loss from discontinued operations	57	(224)
Gain on sale of discontinued operations	(636)	-
Loss on retirement of assets	61	25
Changes in assets and liabilities:
Accounts receivable	525	(1,041)
Inventory	(821)	102
Prepaid expenses	(38)	(26)
Other current assets	(119)	-
Other assets	4	(164)
Accounts payable	(72)	396
Accrued liabilities	(1,653)	1,659
Net cash used in operating activities of continuing operations	(10,543)	(7,820)
Net cash provided by discontinued operations	92	197
Net cash used in operating activities	(10,451)	(7,623)

Cash flows from investing activities:
Proceeds from sale of Eco3d	2,029	-
Purchases of short-term investments	-	(3,500)
Pre-acquisition advance to Sable Polymer Solutions, LLC	-	(600)
Purchases of property and equipment	(236)	(582)
Net cash provided by (used in) investing activities	1,793	(4,682)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	9,106	7,793
Purchase of treasury shares from employees	(780)	-
Repayments of debt - related parties	-	(63)
Repayments of debt	-	(58)
Net cash provided by financing activities	8,326	7,672
NET DECREASE IN CASH	(332)	(4,633)
Cash - beginning of period	8,648	8,744
Cash - end of period	$8,316	$4,111

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$30	$90
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Assets and liabilities acquired via acquisition of companies:
Receivables, net	$-	$1,250
Inventory	$-	$759
Property and equipment	$-	$2,822
Identifiable intangible assets	$1,435	$1,028
Goodwill	$65	$1,264
Other assets	$28	$36
Payables and liabilities assumed	$-	$883
Debt assumed	$-	$2,531

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings, Inc. (“Ecoark Holdings”) is an innovative AgTech company that is focused on modernizing the post-harvest fresh food supply chain for a wide range of organizations including growers, distributors and retailers. Ecoark Holdings is a holding company that supports the businesses of its subsidiaries. Ecoark Holdings is the parent company of Ecoark, Inc. and Magnolia Solar Inc.

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

Pioneer Products, LLC (“Pioneer Products” or “Pioneer”) is located in Rogers, Arkansas and is involved in the selling of recycled plastic products and other products. It sells to the world’s largest retailer. This subsidiary recovers plastic waste from retail supply chains that is converted to new consumer products from the reclaimed materials, completing a closed loop and reducing waste sent to landfills. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC in a stock transaction on May 3, 2016.

Sable Polymer Solutions, LLC (“Sable”) is located in Flowery Branch, Georgia and specializes in the purchase, processing and sale of post-consumer and post-industrial plastic materials. It provides materials to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to large corporations.

Zest Labs, Inc. (“Zest Labs” or “Zest”) is located in San Jose, California and offers food retailers and suppliers intelligent, on-demand solutions for the retailers and companies that ship and store products for perishable food quality management. Zest Labs’ Zest Data Services is a secure, multi-tenant cloud-based data collection platform for aggregating and real-time permission-based sharing and analysis of information. Zest Fresh, a fresh food management solution that utilizes the Zest Data Services platform, focuses on three primary value propositions – consistent food quality, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. Zest Delivery offers real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Zest Labs (then known as Intelleflex Corporation) was purchased by Ecoark in September 2013. Effective October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services. Zest Labs acquired 440labs, Inc. in a stock transaction on May 23, 2017.

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
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

The Company applies the guidance of Topic 810 Consolidation of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. Pursuant to ASC paragraph 810-10-15-10, all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—are consolidated except when control does not rest with the parent. Pursuant to ASC paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

Noncontrolling Interests

In accordance with ASC 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In September 2016, the 35% noncontrolling interest of Eco3d was acquired in exchange for 525 shares of Ecoark Holdings stock, which eliminated the noncontrolling interest. On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d, and the 525 shares of Ecoark Holdings were returned as part of the sales proceeds and were subsequently canceled.

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

Reclassification

The Company has reclassified certain amounts in the 2016 consolidated financial statements to be consistent with the 2017 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data, as well as certain research and development expenses. Reclassifications relating to the discontinued operations of Eco3d are described further in Note 2. The reclassifications had no impact on operations or cash flows for the six months ended September 30, 2016.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Inventory

Inventory is stated at the lower of cost or market. Inventory cost is determined on average cost and at standard cost, which approximates average costs in accordance with ASC 330-10-30-12. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company establishes reserves for this purpose. Effective April 1, 2017, the Company changed its inventory costing method at Sable from first-in first-out (“FIFO”) to average cost. FIFO costs approximated average cost. The change was made in conjunction with a system conversion that enabled the Company to move from a periodic to a perpetual inventory system. In accordance with ASC 250-10-45-11 through 45-13, management determined that the change was preferable because it provides better operational control and visibility into inventory levels and costs, and it facilitates cost analysis at a batch level that was not available previously. The effect of the change was not material to the Company’s fiscal first or second quarter consolidated financial statements.

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

ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has early adopted Accounting Standard Update (“ASU”) 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment effective April 1, 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

ASC 360-10 addresses criteria to be considered for long-lived assets expected to be disposed of by sale. Six criteria are listed in ASC 360-10-45-9 that must be met in order for assets to be classified as held for sale. Once the criteria are met, long-lived assets classified as held for sale are to be measured at the lower of carrying amount or fair value less costs to sell. In December 2016, management decided to outsource its densification activities at the Sable facility in Georgia. All six criteria were met and thus the densification and related equipment have been adjusted to fair value and reclassified to current assets in the balance sheets. During the six months ended September 30, 2017, the most significant of these assets were sold and the immaterial balances of the remaining assets were written off.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company tested the carrying value of its intangible assets for recoverability during the six months ended September 30, 2017, and impairments were recorded during this period.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for the six months ended September 30, 2017 and 2016, which were nominal, are included in selling, general and administrative costs.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Shipping and Handling Costs

The Company reports shipping and handling revenues and their associated costs in product revenue and cost of revenue, respectively. Shipping revenues and costs for the six months ended September 30, 2017 and 2016 were nominal.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company early adopted effective April 1, 2017. No cumulative adjustment to accumulated deficit was required as a result of this adoption, and the early adoption did not have a material impact on our consolidated financial statements as no material arrangements prior to the adoption were impacted under the new pronouncement.

The Company accounts for a contract when it has been approved and committed to, each party’s rights regarding the goods or services to be transferred have been identified, the payment terms have been identified, the contract has commercial substance, and collectability is probable. Revenue is generally recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

Product revenue consists primarily of the sale of recycled plastics products by Pioneer and Sable. Contracts for products are for products held in inventory and typically are on thirty- to sixty-day payment terms. Management’s evaluation of credit risk involves judgement and may include securing insurance coverage on the recoverability of the receivables. Revenues are recognized when obligations under the terms of a contract with the customer are satisfied and when control of the promised goods are transferred to the customer, typically when products are shipped to the customer. Expected costs of standard warranties and claims are recognized as expense.

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty- to sixty-day payment terms from when the Company satisfies the performance obligation in the contract.

Services contracts include research contracts for the government. The contracts define delivery dates for which the performance obligation will be satisfied over time. Revenue is recognized over time based on the output method to measure the Company’s progress toward complete satisfaction of a performance obligation.

The Company accounts for contract costs in accordance with ASC Topic 340-40, Contracts with Customers. The Company recognizes the cost of sales of a contract as expense when incurred or at the time a performance obligation is satisfied. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future and the costs are expected to be recovered. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for returns and doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses, credit insurance and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized, however credit insurance is obtained for some customers. Past-due status is based on contractual terms.

Uncertain Tax Positions

The Company follows ASC 740-10 Accounting for Uncertainty in Income Taxes. This requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates tax positions on an annual basis.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Share-Based Compensation

The Company follows ASC 718 Compensation – Stock Compensation and has early adopted ASU 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting as of July 1, 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual forfeitures when estimating the forfeiture rate. The Company facilitates payment of the employee tax withholdings resulting from the issuances of these awards by remitting the employee taxes and recovering the resulting amounts due from the employee either via payments from employees or from the sale of shares issued sufficient to cover the amounts due the Company.

The Company measures compensation expense for its non-employee share-based compensation under ASC 505-50 Equity-Based Payments to Non-Employees. The fair values of options and shares issued are used to measure the transactions, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged either directly to expense, or to a prepaid expense if shares of common stock are issued in advance of services being rendered, and to additional paid-in capital.

The Company adopted ASU 2016-09 Improvements to Employee Share-Based Payment Accounting effective April 1, 2017. Cash paid when shares were directly withheld for tax withholding purposes is classified as a financing activity in the statement of cash flows. There were no other impacts from this adoption.

Fair Value of Financial Instruments

ASC 825 Financial Instruments requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments. The carrying amount of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities, and amounts payable to related parties approximate fair value because of the short-term maturity of those instruments. The Company does not utilize derivative instruments. The carrying amount of the Company’s debt instruments also approximates fair value.

Leases

The Company follows ASC 840 Leases in accounting for leased properties. The Company leases several office facilities and production facilities for terms typically ranging from three to five years. Rent escalations over the term of a lease are considered at the inception of the lease such that the monthly average for all payments is recorded as straight-line rent expense with any differences recorded in accrued liabilities.

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options, grants and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only basic weighted average number of common shares are used in the computations.

Fair Value Measurement

ASC 820 Fair Value Measurement defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For fiscal year 2018 the Company and its Chief Operating Decision Maker determined that the Company’s operations were divided into two segments: Zest Labs and Pioneer Products. See Note 14 for segment information disclosures.

Related-Party Transactions

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all material related-party transactions (see Note 10). All transactions are recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

Recently Adopted Accounting Pronouncements

In May 2014, August 2015 and May 2016, the FASB issued ASU 2014-09 Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, which implement ASC Topic 606. ASU 2017-13 issued in September 2017 clarifies SEC Staff guidance on the transition to ASC 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under U.S. GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company adopted the above ASUs (ASC Topic 606) effective April 1, 2017. The adoption of these ASUs did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. The FASB issued this update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The amendments in this update are required for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 and early adoption is permitted. The Company adopted ASU 2017-09 as of July 1, 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to simplify the annual or interim goodwill impairment test. A public business entity that is a U.S. SEC filer must adopt the amendments in this update for its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 effective April 1, 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The amendments in this update are required for public business entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The update is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. Public business entities must apply the amendments in this update to annual periods beginning after December 15, 2017. Early application is permitted under certain conditions. The Company adopted ASU 2017-01 effective April 1, 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provided guidance on eight specific cash flow issues. This update provided specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 31, 2017. Early adoption is permitted. The Company adopted ASU 2016-15 effective April 1, 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements.

The Company adopted ASU 2016-09 Improvements to Employee Share-Based Payment Accounting effective April 1, 2017. Cash paid when shares were directly withheld for tax withholding purposes is classified as a financing activity in the statement of cash flows. There were no other impacts from this adoption.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Recent Accounting Pronouncements Pending Adoption

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 changes the accounting for leased assets, principally by requiring balance sheet recognition of assets under lease arrangements. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company does not expect that adoption of ASU 2016-02 will have a material impact on our consolidated financial statements.

There were other updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries or transactions that are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $95,805 since inception. The accumulated deficit together with losses of $25,576 for the six months ended September 30, 2017, and net cash used in operating activities in the six months ended September 30, 2017 of $10,451, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

These consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised $9,106 of additional capital, net of expenses, in the six months ended September 30, 2017, as compared with over $12,000 raised in the three-month transition period ended March 31, 2017. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. The Company disclosed its intention to raise up to a cumulative amount of $80,000 pursuant to its shelf registration filed with the SEC (approximately $23,000 has been raised with $57,000 remaining through August 2019). Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. There can be no assurance that such capital will be available or on terms acceptable to the Company. The Company intends to further develop its product offerings and customer bases. The Company’s plans to achieve profitability include evaluating the cost structure and processes of its operations, both at the margin and operating expense levels, as well as pursuing additional strategic acquisitions and dispositions. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern as determined by management. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 2: DISCONTINUED OPERATIONS

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,029 in cash through September 30, 2017 and 560 shares of the Company’s common stock (including 525 shares that had been exchanged for the noncontrolling interest in September 2016) that was held by executives of Eco3d, which were canceled upon receipt. Additional payments of $30 will be received in November. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company had reflected amounts relating to Eco3d as a disposal group classified as held for sale at March 31, 2017 and has included amounts relating to Eco3d as part of discontinued operations for the six months ended September 30, 2017 and 2016. Eco3d had been included in the Services segment, and segment disclosures in Note 14 no longer include amounts relating to Eco3d following the reclassification to discontinued operations. There will be no significant continuing involvement with Eco3d.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheets consisted of the following:

	September 30, 2017	March 31, 2017
	(Unaudited)
Cash	$-	$34
Accounts receivable, net of allowance	-	1,293
Prepaid expenses	-	67
Other current assets	-	10
Current assets - held for sale	$-	$1,404

Property and equipment, net	$-	$362
Other assets	-	4
Non-current assets - held for sale	$-	$366

Accounts payable	$-	$67
Accrued liabilities	-	396
Current liabilities - held for sale	$-	$463

Major line items constituting income (loss) of discontinued operations in the consolidated statements of operations for the six months ended September 30 consisted of the following:

	2017	2016
Revenue from services	$188	$2,531
Cost of services	103	942
Gross profit	85	1,589
Operating expenses	142	1,341
Allocated interest expense	-	24
Income (loss) of discontinued operations	$(57)	$224

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 3: REVENUE

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company early adopted effective April 1, 2017. No cumulative adjustment to accumulated deficit was required, and the early adoption did not have a material impact on our consolidated financial statements, as no material arrangements prior to the adoption were impacted by the new pronouncement.

The following table disaggregates the Company’s revenue by major source:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Six months ended September 30, 2017	Six months ended September 30, 2016
Revenue:
Pioneer and Sable	$1,885	$3,872	$4,389	$6,260
Zest Labs	20	17	21	22
	$1,905	$3,889	$4,410	$6,282

The $20 of Zest Labs revenues in the three months ended September 30, 2017 were from Software as a Service (“SaaS”) revenues from produce growers. Zest revenues prior to that period were from hardware sales. Pioneer and Sable revenues were from the sale of recycled plastic and products made from that plastic. There were no contract asset or contract liability balances at September 30, 2017 and March 31, 2017, respectively. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 4: INVENTORY

Inventory, net of reserves, consisted of the following:

	September 30, 2017	March 31, 2017
	(Unaudited)

Inventory	$3,265	$2,456
Inventory reserves	(340)	(352)
Total	$2,925	$2,104

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2017	March 31, 2017
	(Unaudited)
Machinery and equipment	$2,931	$2,724
Computers and software costs	406	406
Furniture and fixtures	107	107
Leasehold improvements	4	4
Total property and equipment	3,448	3,241
Accumulated depreciation and impairment	(1,151)	(933)
Property and equipment, net	$2,297	$2,308

Depreciation expense for the six months ended September 30, 2017 and 2016 was $220 and $222, respectively, which includes $156 and $119, respectively, depreciation on manufacturing equipment that is classified as cost of product sales.

An impairment charge of $245 was recorded in March 2017 ($45 related to assets reclassified to held for sale and $200 for other equipment at Sable). The Company decided to outsource its densification process and therefore sold the densifiers and related equipment acquired in the Sable acquisition. An asset with a fair value of $5 was placed back in service, $58 of equipment was sold at a loss of $30 and the remainder of that equipment was written off. As described in Note 9 below, the ownership interest in Sable (that includes equipment and other assets) serves as collateral for the remaining outstanding convertible notes.

Additionally, the Company retired equipment valued at $34, with accumulated depreciation of $1 for a trade in of $2 cash for a net loss on disposition of $31 in the six months ended September 30, 2017. The total loss on disposition between the property and equipment and assets held for sale in the six months ended September 30, 2017 was $61.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2017	March 31, 2017
	(Unaudited)
Customer lists	$5,008	$5,008
Patents	1,090	1,090
Outsourced vendor relationships	1,016	-
Non-compete agreements	419	-
Goodwill, net of impairment	65	582
Total intangible assets	7,598	6,680
Accumulated amortization and impairment	(5,577)	(5,113)
Intangible assets, net	$2,021	$1,567

The outsourced vendor relationships, non-compete agreements and $65 of goodwill were recorded as part of the acquisition of 440labs described in Note 16 below.

Amortization expense for the six months ended September 30, 2017 and 2016 was $371 and $201, respectively. Amortization amounts for the next five years are: $332, $630, $440, $117 and $75. The Company performed a review of its customers and business results at Sable in 2017 to assess the recoverability of the carrying value of intangibles. As a result, impairment charges of $98 against the customer lists and a related write-down of goodwill of $582 from the initially recorded amount of $1,264 were recorded in the six months ended September 30, 2017. Following that write-down, remaining goodwill of $65 relates to the 440labs acquisition.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2017	March 31, 2017
	(Unaudited)
Professional fees and consulting costs	$186	$1,777
Inventory in transit	127	89
Vacation and paid time off	390	359
Payroll and employee expenses	123	163
Legal fees	43	112
Straight-line rent	91	95
Other	171	25
Total	$1,131	$2,620

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 8: NOTE PAYABLE

The Company had a note payable pursuant to a line of credit maintained with a bank. The note was secured by the accounts receivable, inventory and equipment of Sable and had a 5.5% interest rate with interest payable monthly and a balloon payment due on November 18, 2017. The note, formerly guaranteed by the former owner of Sable, then a stockholder of the Company, originated July 15, 2015 with a maximum amount of $1,500. The balance of the note was $1,500 for the period from acquisition on May 3, 2016 to March 16, 2017. The Company had pledged a $1,500 certificate of deposit as collateral, and the guaranty of the former owner of Sable was eliminated. The note had standard covenants, and the Company was not in default of any covenant. The note along with all accrued interest was repaid on March 17, 2017. Interest expense on the note for the six months ended September 30, 2016 was $28.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2017	March 31, 2017
	(Unaudited)
Secured convertible promissory note	$500	$500
Less: current portion	(500)	-
Long-term debt, net of current portion	$-	$500

The Company has a secured convertible promissory note (“convertible note”) bearing interest at 10% per annum, entered into on January 10, 2017 for $500 with the principal due in one lump sum payment on or before July 10, 2018. The convertible note was part of the financing the Company entered into in the three months ended March 31, 2017, that raised $4,300 (of a maximum of $5,000) in convertible notes ($700 of which were from related parties, see Note 10) bearing interest at 10% per annum. On March 30, 2017, $3,700 of these notes were converted (and $600 of the $700 in connection with the related parties) into shares of common stock, along with the related accrued interest on those notes. The interest is due and payable quarterly, in arrears, on December 31, 2017, and March 31, and June 30, 2018.

The Company granted note holders a security interest for the holder’s ratable share of the series notes in the Company’s ownership interest in Sable as collateral. The note holders had the right at the holders’ option to convert all or any portion of the principal amount at a conversion rate per share which ranges from $4.15 to $7.10 per share (the only non-related party note still outstanding has a conversion price of $4.50). In February 2017, the Company amended the convertible note whereby certain holders (not including related parties) received a warrant to purchase 10 shares of common stock for every $100 principal amount if the holder converted the note on or before March 31, 2017.

Interest expense on long-term debt for the six months ended September 30, 2017 and 2016 was $25 and $158 respectively.

See Note 10 for long-term debt transactions with related parties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 10: RELATED-PARTY TRANSACTIONS

Long-term debt – related parties consisted of a $100 note payable purchased by the Company’s Chief Administrative Officer, Troy Richards, in February 2017, who declined the warrants. The convertible note has terms consistent with those described in Note 9 above, including being due in one lump sum payment on or before July 10, 2018 and remains outstanding as of September 30, 2017. The related party note is convertible into shares of common stock at a conversion price of $4.15.

In February 2017, in addition to Mr. Richards’ note, an independent director on the Company’s Board, who is a significant shareholder, purchased $500 of the series notes, and an officer of the Company purchased $100 of the series notes. The officers and director declined the warrants. The $600 of notes were converted in March 2017.

Interest expense on the convertible notes held by related parties for the six months ended September 30, 2017 was $5.

On February 28, 2017, the Company entered into a Securities Purchase Agreement related to the issuance and sale of up to 1,100 shares of common stock held by Randy May, Chairman of the Board and CEO, and Gary Metzger, an independent director on the Company’s Board and a significant shareholder. The purchase agreement is pursuant to the Company’s Form S-3 registration statement filed on August 17, 2016. The selling securityholders may sell or distribute the securities included in this prospectus supplement through underwriters, through agents, to dealers, in private transactions, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices. The Company will not receive any of the proceeds from sales of the common stock made by the selling securityholders.

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

The Company issued 28 shares in the quarter ended June 30, 2017, valued at $125 and 37 shares in the quarter ended September 30, 2017, valued at $125, to members of the Board as compensation for their services.

During the six months ended September 30, 2017, the Company issued 20 shares to a consultant and 1,199 shares to employees in stock grants vested under the 2013 Ecoark Holdings Incentive Stock Plan (“2013 Incentive Stock Plan”). During the six months ended September 30, 2017, the Company issued 166 shares to employees in stock grants vested under the 2017 Ecoark Holdings Omnibus Incentive Plan (“2017 Omnibus Incentive Plan”). The total employee share-based compensation expense for the six months ended September 30, 2017 was $12,973. The Company acquired 195 shares of common stock from employees in lieu of amounts required to satisfy minimum tax withholding requirements of $780 upon vesting of the employees’ stock.

The Company issued 300 shares upon the execution of employment agreements with employees of 440labs valued at $1,500 recorded as share-based compensation for the three months ended June 30, 2017.

The Company issued 300 shares for the acquisition of 440labs valued at $1,500.

In May 2017, the Company issued 49 shares for the cashless exercise of 100 warrants to a consultant. The remaining 51 shares were forfeited.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,029 in cash and 560 shares of the Company’s common stock that was held by executives of Eco3d, which shares were canceled.

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

As of September 30, 2017, 46,565 total shares were issued and 46,370 shares were outstanding, net of 195 treasury shares.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Changes in the warrants are described in the table below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	15	$35.00	1.0
Granted	4,437	$4.94	2.0
Exercised pre-Merger	(13)
Exercised pre-Merger	(98)	$(5.00)
Exercised cashless, post-Merger	(2)
Forfeited	-
Cancelled	-
Balance at December 31, 2016	4,339	$4.94	2.0
Granted	1,450	$5.53	4.3
Exercised Cash	-
Exercised Cashless	-
Forfeited	-
Cancelled	-
Balance at March 31, 2017	5,789	$5.09	2.6
Granted	2,050	$5.50	5.2
Exercised Cash	-
Exercised Cashless	(49)
Forfeited	(51)
Cancelled	-
Balance at September 30, 2017	7,739	$5.26	3.3
Intrinsic value of warrants	$-

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Management valued the Options utilizing the Black-Scholes model with the following criteria: stock price - $2.50; exercise price - $2.50; expected term – 10 years; discount rate – 0.25%; and volatility – 55%.

Options for 250 shares were issued to a consultant in 2017 with an exercise price of $2.50 and an expiration date of March 28, 2018, and Options were exercised for 25 shares in March 2017, at $2.50 per share providing $62 in cash to the Company. As of September 30, 2017, the number of Options outstanding was 884.

Changes in the Options under the 2013 Option Plan are described in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	659	$2.50	2.1
Granted	125	$2.50	0.4
Exercised	-
Forfeited	(125)	$2.50
Balance at December 31, 2016	659	$2.50	1.2
Granted	250	$2.50	1.0
Exercised	(25)	$2.50
Forfeited	-
Balance at March 31, 2017	884	$2.50	1.0
Granted	-
Exercised	-
Forfeited	-
Balance at September 30, 2017	884	$2.50	0.8
Intrinsic value of options	$309

2013 Incentive Stock Plan

The 2013 Incentive Stock Plan was registered on February 7, 2013. Under the 2013 Incentive Stock Plan, the Company may grant incentive stock in the form of Stock Options, Stock Awards and Stock Purchase Offers of up to 5,500 shares of common stock to Company employees, officers, directors, consultants and advisors. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant. At the time of the Merger, 5,497 shares were available to issue under the 2013 Incentive Stock Plan. The Board has authorized blocks of incentive stock totaling 5,486 shares to be issued to various employees, consultants, advisors and directors of the Company through September 30, 2017 and 141 shares have been forfeited, leaving 152 shares available to grant.

The Company engaged the services of consultants to assist it with efforts to raise capital, identify potential acquisitions, recruit talent, and perform acquisition due diligence. In June 2017, the Company issued 20 shares to a consultant for grants that were fully vested with a grant value of $98.

The Company has issued 1,219 shares to employees for grants that were fully vested, with grant values of $6,089 during the six months ended September 30, 2017.

As of September 30, 2017, the Company has issued 2,219 shares for fully vested grants and granted awards for 3,129 shares that will be expensed through the completion of vesting at December 31, 2018, resulting in 152 shares available for award. The share-based compensation expense related to these grants for the six months ended September 30, 2017 was $12,968. Share-based compensation costs of approximately $6,800 for grants not yet recognized will be recognized as expense through December 31, 2018, subject to any changes for actual versus estimated forfeitures.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

A reconciliation of the shares available under the 2013 Incentive Stock Plan is presented in the table below through September 30, 2017.

Number of Shares
Available under the 2013 Incentive Stock Plan	5,500
Granted pre-Merger	(13)
Shares cancelled pre-Merger	10
Available at the Merger date	5,497
Shares granted post-Merger	(476)
Options granted post-Merger	-
Balance at December 31, 2016	5,021
Shares granted	(5,010)
Balance at March 31, 2017	11
Shares granted	-
Shares forfeited	141
Balance at September 30, 2017	152
Vested stock awards at September 30, 2017	2,225

Shares issued under the 2013 Incentive Stock Plan through September 30, 2017:

Number of Shares Issued
Balance at December 31, 2015	3
Issued post-merger	159
Balance at December 31, 2016	162
Issued	813
Balance at March 31, 2017	975
Issued	1,244
Balance at September 30, 2017	2,219

2017 Omnibus Incentive Plan

The 2017 Omnibus Incentive Plan was registered on June 14, 2017. Under the 2017 Omnibus Incentive Plan, the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards. Awards of up to 4,000 shares of common stock to Company employees, officers, directors, consultants and advisors are available under the 2017 Omnibus Incentive Plan. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant. The Board has authorized awards totaling 1,916 shares to employees and directors of the Company through September 30, 2017, comprised of 611 incentive stock options, 1,105 of service-based restricted stock shares, 135 of performance-based restricted stock shares and 65 shares to the independent members of the Board.

The Company has issued 166 shares to employees for fully vested grants and granted awards for 1,685 shares that will be expensed through the completion of vesting at June 30, 2021. The share-based compensation expense related to these grants for the six months ended September 30, 2017 was $559. Share-based compensation costs of approximately $4,200 for grants not yet recognized will be recognized as expense through June 30, 2021 subject to any changes for actual versus estimated forfeitures.

On June 30, 2017, the Company issued 28 shares of common stock and on September 30, 2017, the Company issued 37 shares of common stock to independent directors that were fully vested with a grant value of $125 in each quarter, for a total of 65 shares with a grant value of $250. A total of $25 in shares was issued to each independent director for their participation on the Company’s Board in each quarter. The shares were issued based on the average closing share price of the Company’s stock for each quarter.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees, and has recorded share-based compensation of $241 for the six months ended September 30, 2017 relating to the options. Management valued the options utilizing the Black-Scholes model with the following criteria ranges: stock price - $3.02 to $3.76 exercise price - $3.02 to $3.76; expected term – 10 years; discount rate – 2.20% to 2.27%; and volatility – 89 to 94%. Changes in the options under the 2017 Omnibus Incentive Plan are described in the table below

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Granted	611
Exercised	-
Forfeited	-
Balance at September 30, 2017	611	$3.38	9.7
Intrinsic value of options	$-

In June 2017, the Board authorized awards of 135 shares of restricted stock whose vesting is contingent upon annual reviews, which may include specific performance metrics. The values were based on grant date fair value as of June 28, 2017 ($3.36 per share), will be expensed through the completion of the vesting in 2020 and were accrued assuming that performance goals will be achieved. The share-based compensation expense related to these grants for the six months ended September 30, 2017 was $72.

A summary of the activity for performance grants as of September 30, 2017 and since inception in June 2017 is presented below:

	Number of Performance Shares	Weighted Average Remaining Contractual Life (Years)
Granted	135	2.7
Forfeited	-
Balance at September 30, 2017	135	2.7
Vested stock awards at September 30, 2017	-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

In June 2017, the Board authorized awards of 1,105 shares of restricted stock whose vesting is contingent upon completion of periods of service to employees that vest through 2020. The values were based on grant date fair value of June 28, 2017 ($3.36 per share) and will be expensed through the completion of the vesting. The share-based compensation expense related to these grants for the six months ended September 30, 2017 was $1,328.

A summary of the activity for service-based grants as of September 30, 2017 and since inception in June 2017 is presented below:

	Number of Grants Issued	Weighted Average Remaining Contractual Life (Years)
Granted	1,105	2.7
Forfeited	-
Balance at September 30, 2017	1,105	2.7

Share-based compensation costs of approximately $2,692 for performance and service grants not yet recognized will be recognized as expense through 2020, subject to any changes for actual versus estimated forfeitures.

A reconciliation of the shares available under the 2017 Omnibus Incentive Plan is presented in the table below through September 30, 2017:

Number of Shares
Available under the Omnibus Incentive Plan	4,000
Shares granted	(1,916)
Shares forfeited	-
Balance at September 30, 2017	2,084
Vested stock awards at September 30, 2017	232

Shares issued under the 2017 Omnibus Incentive Plan through September 30, 2017:

Number of Shares Issued

Issued	232
Balance at September 30, 2017	232

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2021. Rent expense was approximately $332 and $284 for the six months ended September 30, 2017 and 2016, respectively. The amount for 2017 and 2016 includes $153 and $119 in rent for Sable’s production facility which is included in cost of product sales. Future minimum lease payments required under the operating leases are as follows: 2018 - $315, 2019 - $578, 2020 - $496, 2021 - $386.

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

Contract Related Fees

Prior to the Merger, a subsidiary of the Company, as part of a contract to develop its products, has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by a contractor have been repaid (or three times the funds if non-New York manufactured), or 15 years after start of sales. As of September 30, 2017, the subsidiary has $1,252 of contract-related expenses. These funds will be owed to the contractor, as described above, contingent upon the sale of the subsidiary’s product related to that contract.

The Company has determined that a liability need not be accrued because management has determined that it is not probable sales will occur in this technology.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 13: INCOME TAXES

The Company accounts for income taxes under ASC Topic 740 Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement basis and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $82,880 at September 30, 2017, expiring through the year 2037. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The provision (benefit) for income taxes for the six months ended September 30, 2017 and 2016 differs from the amount expected as a result of applying statutory tax rates to the losses before income taxes principally due to establishing a valuation allowance to fully offset the income tax benefit other than minimum state income taxes payable of $7. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required taxable income is uncertain, the Company has recorded a full valuation allowance against deferred tax assets.

The Company’s deferred tax assets are summarized as follows:

	September 30, 2017	March 31, 2017
Net operating loss carryover	$27,961	$20,671
Depreciable and amortizable assets	1,628	1,464
Share-based compensation	4,542	1,003
Accrued liabilities	167	122
Inventory reserve	116	119
Allowance for bad debts	162	154
Other	328	4
Less: valuation allowance	(34,904)	(23,537)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at September 30, 2017 and March 31, 2017, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance increased by $11,367 in the six months ended September 30, 2017. The Company has not identified any uncertain tax positions and has not received any notices from tax authorities.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 14: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of September 30, 2017, and for the six months ended September 30, 2017 and 2016, the Company operated in two segments. The segments are Pioneer (principally consisting of Pioneer Products’ operations consisting of sales of recycled plastic products and materials) and Zest Labs (principally consisting of costs associated with developing Zest Labs solutions). Amounts related to Eco3d’s mapping, modeling and consulting services business have been reclassified to discontinued operations and thus are excluded from the amounts in the tables below. The reclassification of Eco3d to discontinued operations caused the reportable segments to change from the previously reported Products and Services to the current reporting of Pioneer and Zest Labs. The principal change was the removal of Eco3d from the Services segment. Prior period segment information has been restated as a result. Home office costs are allocated to the two segments based on the relative support provided to those segments.

Three months ended September 30, 2017	Pioneer	Zest Labs	Total
Segmented operating revenues	$1,885	$20	$1,905
Cost of revenues	2,276	19	2,295
Gross profit (loss)	(391)	1	(390)
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	311	10,220	10,531
Depreciation, amortization and impairment	828	196	1,024
Interest expense, net of interest income	-	15	15
Loss from continuing operations before income taxes	$(1,530)	$(10,430)	$(11,960)
Segmented assets
Property and equipment, net	$2,117	$180	$2,297
Intangible assets, net	$11	$2,010	$2,021
Capital expenditures	$181	$10	$191

Three months ended September 30, 2016	Pioneer	Zest Labs	Total
Segmented operating revenues	$3,872	$17	$3,889
Cost of revenues	3,832	12	3,844
Gross profit	40	5	45
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	502	5,868	6,370
Depreciation, amortization and impairment	90	60	150
Interest expense, net of interest income	20	60	80
Loss from continuing operations before income taxes	$(572)	$(5,983)	$(6,555)
Segmented assets
Property and equipment, net	$2,953	$217	$3,170
Intangible assets, net	$2,187	$810	$2,997
Capital expenditures	$123	$-	$123

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Six months ended September 30, 2017	Pioneer	Zest Labs	Total
Segmented operating revenues	$4,389	$21	$4,410
Cost of revenues	5,056	33	5,089
Gross (loss)	(667)	(12)	(679)
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	1,568	22,666	24,234
Depreciation, amortization and impairment	881	324	1,205
Interest expense, net of interest income	-	30	30
Loss from continuing operations before income taxes	$(3,116)	$(23,032)	$(26,148)
Segmented assets
Property and equipment, net	$2,117	$180	$2,297
Intangible assets, net	$11	$2,010	$2,021
Capital expenditures	$214	$22	$236

Six months ended September 30, 2016	Pioneer	Zest Labs	Total
Segmented operating revenues	$6,260	$22	$6,282
Cost of revenues	6,269	11	6,280
Gross profit (loss)	(9)	11	2
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	633	11,553	12,186
Depreciation, amortization and impairment	148	112	260
Interest expense, net of interest income	37	130	167
Loss from continuing operations before income taxes	$(827)	$(11,784)	$(12,611)
Segmented assets
Property and equipment, net	$2,953	$217	$3,170
Intangible assets, net	$2,187	$810	$2,997
Capital expenditures	$232	$77	$309

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 15: CONCENTRATIONS

During the six months ended September 30, 2017 and 2016, the Company had three major customers, respectively, comprising 73% of revenue. A major customer is defined as a customer that represents 10% or greater of total sales. Additionally, the Company had three and four customers as of September 30, 2017 and 2016, respectively, with accounts receivable balances of 74% of the total accounts receivable at both dates.

In addition, during the six months ended September 30, 2017 and 2016, the Company had one major vendor comprising 32% and 30% of purchases, respectively. A major vendor is defined as a vendor that represents 10% or greater of total purchases. Additionally, the Company had two vendors as of September 30, 2017 and March 31, 2017 with accounts payable balances of 46% and 42% respectively, of total accounts payable.

The Company maintained cash balances in excess of the FDIC insured limit in both years. The Company does not consider this risk to be material.

NOTE 16: ACQUISITIONS

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
$3,786

The intangible assets represent customer lists that were being amortized over three years. The goodwill recognized reflected expected synergies from combining operations of Sable and the Company as well as intangible assets that did not qualify for separate recognition including polymer formulas and formulations. The goodwill is not expected to be deductible for tax purposes. The goodwill was not amortized but was tested for impairment. As a result of the impairment testing, the remaining balance of goodwill was written off, and the unamortized intangible assets were fully impaired. Since the acquisition, Sable has recorded $7,527 in revenues (net of intercompany elimination) and a loss of $5,220 that are both included in the consolidated results.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The following table shows pro-forma results for the six months ended September 30, 2016 as if the acquisition had occurred on April 1, 2016. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Sable and the Company.

Revenues	$6,782
Net loss attributable to controlling interest	$(13,192)
Net loss per share	$(0.54)

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

No cash was paid relating to the acquisition of 440labs. 440labs is a software development and information solutions provider for cloud, mobile, and IoT applications. 440labs’ experienced leadership and engineering teams will augment Zest Labs’ development of modern, enterprise scale solutions that robustly connect to distributed IoT deployments. 440labs blends onshore and offshore resources to optimize development and provide extended runtime operations coverage, critical to broad-based deployments.

The Company acquired the assets and liabilities noted below in exchange for the 300 shares and accounted for the acquisition in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

Identifiable intangible assets	$1,435
Goodwill	65
$1,500

The primary business of 440labs is providing development services to Zest Labs. In consolidation, the revenues of 440labs prior to the acquisition would have been eliminated against the expenses of Zest Labs that were paid to 440labs, resulting in an insignificant impact to the net losses of the Company. The goodwill is not expected to be deductible for tax purposes. The goodwill will not be amortized but will be tested at least annually for impairment.

NOTE 17: SUBSEQUENT EVENTS

On September 25, 2017, Charles Rateliff notified the Company that he would be voluntarily relinquishing his positions as Chief Financial Officer and Treasurer, and as a member of the Board, effective October 1, 2017. Following his departure, Mr. Rateliff will continue as an advisor to the Company. Upon relinquishment of the position as Chief Financial Officer and Treasurer, Mr. Rateliff forfeited 150 shares in the 2017 Omnibus Incentive Plan. In his capacity as an advisor to the Company, Mr. Rateliff will receive 75 shares of stock grants under the 2017 Omnibus Incentive Plan of which 25 shares vested upon commencement of the advisor agreement and were issued October 1, 2017, 25 shares vest on April 1, 2018 and 25 shares vest based on the earliest of the Company achieving a performance metric or October 1, 2018.

Effective October 13, 2017, the Compensation Committee of the Board of Directors of the Company issued new option awards to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. In addition, the Committee approved new option awards that vest over a four-year period to induce certain employees to accept the replacement options, to compensate them for diminution in value of their existing awards and in consideration of a number of other factors, including each individual’s role and responsibility with the Company, their years of service to the Company, and market precedents and standards for modification of equity awards. With respect to the replacement options, grantees agreed to forfeit the existing awards covering 2,303 shares of the Company’s common stock and were granted the replacement options to purchase an equal number shares of Company common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants (October 13, 2017). In consideration of the agreements, the majority of the replacement options vested immediately upon grant. The remaining replacement options will vest in 12 equal installments, with the first installment vesting on January 15, 2018, and additional installments vesting on the last day of each of the eleven successive three-month periods, subject to continued employment by the Company. The replacement options were issued under the 2017 Omnibus Incentive Plan or 2013 Incentive Stock Plan to correspond with the plan under which the existing awards were issued. With respect to the new options, the individuals were granted options to purchase 2,909 shares of Company common stock that vest at a rate of 25% per year on October 13th of each year from 2018 to 2021, subject to continued employment by the Company. As with the replacement options, the new options have an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grant. The new options were not granted under any of the Company’s existing equity compensation plans. The modifications referred to above are expected to result in incremental expense of $6,048 being recorded in the Company’s third fiscal quarter.

Subsequent to September 30, 2017, the Company has issued 64 shares of common stock pursuant to stock awards granted from the 2013 Incentive Stock Plan and 75 shares of common stock pursuant to stock awards granted from the 2017 Omnibus Incentive Plan. The Company acquired 42 shares of common stock from employees in lieu of amounts required to satisfy minimum withholding requirements upon vesting of the employees’ stock.

On October 26, 2017, the Company entered into a consulting agreement for $8 per month-to-month basis unless otherwise terminated and agreed to issue warrants for 75 shares of common stock at $2.10 per share, vesting at 20% per month and with a term of five years.

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

Ecoark Holdings, Inc.

Ecoark Holdings, Inc. (“Ecoark Holdings”) is a Nevada corporation incorporated on November 19, 2007 that has developed over the years through key acquisitions described below and organic growth. Ecoark Holdings is an innovative AgTech company that is focused on modernizing the post-harvest fresh food supply chain for a wide range of organizations including growers, distributors and retailers. The Company’s Zest Fresh solution, a breakthrough approach to quality management of post-harvest fresh food, is specifically designed to help substantially reduce the $161,000,000 amount of food loss the U.S. experiences each year. Ecoark Holdings operates through two wholly-owned operating subsidiaries, Ecoark, Inc. (“Ecoark”) and Magnolia Solar, Inc. (“Magnolia Solar”). Further, Ecoark has two operating subsidiaries: Zest Labs, Inc. (“Zest Labs” or “Zest”) and Pioneer Products, LLC (“Pioneer Products” or “Pioneer”). The subsidiary Eco3d, LLC (“Eco3d”) was sold on April 14, 2017 and is reported as discontinued operations in the consolidated financial statements in this report.

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

Sale of Eco3d

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,029 in cash, future payments of $30 to be received and 560 shares of the Company’s common stock that were held by executives of Eco3d, which shares were canceled. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company reflected amounts relating to Eco3d as a disposal group classified as held for sale at March 31, 2017 and included them as part of discontinued operations for the six months ended September 30, 2017 and 2016. Eco3d had been included in the Services segment, and segment disclosures no longer include amounts relating to Eco3d following the reclassification to discontinued operations. There will be no significant continuing involvement with Eco3d. Gain on the sale of $636 was recognized in the Company’s quarter ended June 30, 2017.

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

New Corporate Strategy

On September 26, 2017, the Company announced that its Board of Directors has unanimously approved a new corporate strategy. The Company is transitioning from a diversified holding company into a company focused solely on its Zest Labs asset. The Company will explore divesting all non-core holdings and will appropriate all proceeds toward working capital for Zest. The Company will be focusing on three separate areas: The primary focus will continue to be the commercialization of the Zest Fresh solution at both retailers and suppliers across the country and abroad. The next area will be on licensing, partnerships, or joint ventures to apply a branding of the Zest Fresh certification to various perishable consumer goods and products. The final area will be to identify any bolt-on technologies that can be acquired to open up new sales and distribution channels for the Zest solution.

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

Zest Labs has developed the industry’s first freshness indicator called the ZIPR Code, which stands for Zest Intelligent Pallet Routing. The ZIPR code has three main components: Harvest Quality which sets total freshness capacity (for example, 12 days for strawberries), Handling Impact which reflects aging acceleration due to improper handling, and Future Handling which accurately reflects how the product will be handled (for example, store shelf temperature may be 40 degrees Fahrenheit instead of the ideal 34 degrees Fahrenheit).

Zest Fresh is offered to fresh food producers and retailers with pricing based on the number of pallets managed by Zest, typically from the field harvest through retail delivery. The Zest service includes a re-usable wireless sensor device that travels with the pallet of fresh food from the field through retail delivery, continuously collecting product condition data. The collected pallet product data is analyzed in real time by the Zest Fresh cloud application, with the fresh food producers and retailers accessing data through Zest web and mobile applications. Zest Fresh provides workers with real-time feedback on the current handling or processing of each pallet, empowering best practice adherence to achieve maximum freshness. Zest Fresh also provides real-time updates as to actual product freshness for each pallet, enabling intelligent routing and inventory management of each pallet in a manner that ensures optimum delivered freshness. Zest also offers integrated blockchain support to grower and shipper customers via the Zest Fresh platform.

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

Zest Labs currently holds rights to 68 U.S. patents (four additional patents pending), numerous related foreign patents, and U.S. copyrights relating to certain aspects of its Zest software, hardware devices including Radio-Frequency Identification (“RFID”) technology, software, and services. In addition, Zest Labs has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services,” and the Zest logo, and numerous other trademarks and service marks. Many of Zest Labs’ products have been designed to include licensed intellectual property obtained from third-parties. Laws and regulations related to wireless communications devices in the jurisdictions in which Zest Labs operates and seeks to operate are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.

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

Magnolia Solar

Magnolia Solar is principally engaged in the development and commercialization of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar believes that this technology has the potential to capture a larger part of the solar spectrum to produce high-efficiency solar cells and incorporates a unique nanostructure-based antireflection coating technology to possibly further increase the solar cell’s performance. If these goals are met, there is the potential of significantly reducing the cost per watt. Since its inception, Magnolia Solar has not generated material revenues or earnings as a result of its activities. In September 2017, the U.S. Air Force Research Laboratory awarded Magnolia Solar a fixed price contract for research that is expected to provide $150 in funding through April 2018. The first payment of $30 was received in October 2017. Magnolia Solar currently holds 8 U.S. patents related to its technologies.

Competition

The Company’s subsidiaries operate in markets for products and services that are highly competitive and face aggressive competition in all areas of their business.

The market for cloud-based, real-time supply chain analytic solutions—the market in which Zest Labs competes—is rapidly evolving. There are several new competitors with competing technologies, including companies that have greater resources than Ecoark Holdings, which operate in this space. Some of these companies are subsidiaries of large publicly traded companies that have brand recognition, established relationships with retailers, and own the manufacturing process.

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

Sales and Marketing

We sell our products and services principally through direct sales efforts and the utilization of third-party agents.

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest initiatives. Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $3,232 and $3,378 in the six months ended September 30, 2017 and 2016, respectively, to develop its solutions and differentiate those solutions from competitive offerings. We incurred no capitalized software development costs in the six months ended September 30, 2017 and 2016.

Intellectual Property

Ecoark Holdings and its subsidiaries have had 76 patents issued by the United States Patent and Trademark Office, and about 22 additional patent applications are currently pending.

RESULTS OF OPERATIONS

Overview

The discussion below addresses the Company’s operations and liquidity which were significantly impacted by the acquisitions of Sable in May 2016, 440labs in May 2017 and the sale of Eco3d in April 2017 as described above. No activity from 440labs and only five months of activity from Sable are included in the 2016 results for the six months ended September 30 as the Sable acquisition occurred May 3, 2016. Results from Eco3d are included as discontinued operations in the statements of operations. Therefore, Eco3d revenues and expenses are not included in the amounts and discussion of results of continuing operations below, except in the Net Loss summary.

Results of Continuing Operations for the Three Months Ended September 30, 2017 and 2016

Revenues, Cost of Revenues and Margins

The Company’s principal source of revenues in 2017 and 2016 was Pioneer Products’ sale of recycled plastic products and materials, which includes the sales of Sable, its wholly-owned subsidiary. Pioneer sales for the three months ended September 30, 2017 decreased to $1,885 from $3,872 during the same period in 2016, a decrease of $1,987 or 51% due primarily to Sable’s business plan to restructure its customer base and establish the foundation to enhance sales prices and volumes and not engaging in brokerage sales. Pioneer had a small decrease in sales of consumer trash cans made from recycled materials due to fewer promotions by a customer.

Zest Labs generated its first Software as a Service (“SaaS”) revenue associated with deploying the Zest Fresh solution to multiple growers of fresh produce during the quarter.

The Company’s cost of revenues for the three months ended September 30, 2017 and 2016 was also principally from Pioneer, including Sable. Cost of revenues for Pioneer of $2,276 in 2017 decreased $1,556 from the same period in 2016, or 41%. The decrease in cost of revenues resulted primarily from Sable due to the aforementioned restructure of its customer base and associated restructure of its vendor base. Sable also did not engage in brokerage sales in 2017.

Resulting margins on Pioneer sales were negative 21% in 2017 or a gross loss of $391 compared to a small gross profit of $40 in 2016. The worsening margin in 2017 reflects lower sales volumes that prevented Sable from covering fixed overhead costs. Sable also converted its inventory to a perpetual average cost method to support the manufacturing of product associated with the aforementioned changes.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 were $11,494 as compared to $6,495 for the same period in 2016. The increase of $4,999 was primarily attributable to the increase in operating expenses for our Zest Labs segment, including non-cash share-based compensation in 2017 and the impairment of goodwill and identifiable intangible assets relating to Sable of $675. The Pioneer operational activities described above are charged with direct allocations for required home office support. Other operating expenses described below, except for the impairment of Sable assets, were allocated to the Zest Labs segment to reflect the considerable resources provided to Zest Labs.

Salaries and Salary Related Costs

Salaries and related costs for the three months ended September 30, 2017 were $7,479 compared to $1,567 for the three months ended September 30, 2016. The $5,912 increase was due to share-based compensation of $6,161 in 2017 compared to $565 in 2016 that did not require cash payments and salaries and related costs related to the acquisition of 440labs in May 2017.

The Company elected to make stock awards a significant part of the total compensation packages offered in order to provide incentives for employees without requiring cash expenditures at this stage of the Company’s development. This also aligns employee goals with those of stockholders. The 2017 cost was principally derived from amortization of stock awards granted in March 2017 under the 2013 Incentive Stock Plan and amortization of stock awards under the 2017 Omnibus Incentive Plan that amounted to $6,164 in the quarter ended September 30, 2017. Under those award programs, the Company issues shares of Company stock to employees’ accounts and has engaged a broker-dealer to “sell to cover” a sufficient number of shares from the employees’ accounts to cover the required taxes related to the income attributable to the employees. The cost of the awards is amortized over the expected service period of the employees.

The 2016 expense represented estimates of stock option expense related to the 2013 Incentive Stock Plan calculated using a Black-Scholes model, results of which can vary based on assumptions utilized. Additional information on equity expense can be found in Note 11 to the consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718-10.

Professional Fees and Consulting

Professional fees and consulting expenses for the three months ended September 30, 2017 of $833 were down $848, or 50% from $1,681 incurred for the three months ended September 30, 2016. The decrease was due primarily to consultant services associated with a pilot in 2016, offset by $319 of share-based compensation in 2017 related to shares awarded to consultants.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2017 were $499 compared with $662 for the three months ended September 30, 2016. The 25% decrease was principally due to efforts to control general and administrative costs including travel and travel-related costs in 2017.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the three months ended September 30, 2017 were $1,024 compared to $150 for the three months ended September 30, 2016 (net of $89 and $73 included in cost of product sales related to production equipment at Sable for 2017 and 2016, respectively). The $874 increase primarily resulted from the impairment of intangible assets of Sable of $675 and the acquisition of 440labs in May 2017 and the amortization of the related identifiable intangible assets for the period subsequent to the May 23, 2017 acquisition.

Research and Development

Research and development expense decreased $776 or 32% to $1,659 in the three months ended September 30, 2017 compared with $2,435 during the same period in 2016. These costs related to development of the Zest Fresh solution. Pilots of the solution expanded in 2017 and additional wages and development costs for research and development activities were incurred. These increases were more than offset by consulting costs related to the pilot in 2016 that did not recur in 2017. Significant research and development expenditures related to Zest Fresh are expected to continue.

Interest Expense

Interest expense, net of interest income, for the three months ended September 30, 2017 was $15 as compared to $80 for the three months ended September 30, 2016. The $65 decrease is the result of the retirement of $2,327 of debt during the three-month transition period ended March 31, 2017. The only debt now outstanding is $600 of convertible notes with an annual interest rate of 10%.

Net Loss

Net loss for the three months ended September 30, 2017 was $11,967 as compared to $6,513 for the three months ended September 30, 2016. The $5,454 increase in net loss was primarily due to the $6,040 increase in non-cash share-based compensation and the $675 from the impairment of intangible assets of Sable, offset by the $848 decrease in professional fees and $776 decrease in research and development. As described in Note 13 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $82,880 at September 30, 2017 that can potentially be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements, and no tax benefit has been accrued for either continuing or discontinued operations.

Results of Continuing Operations for the Six Months Ended September 30, 2017 and 2016

Revenues, Cost of Revenues and Margins

The Company’s principal source of revenues in 2017 and 2016 was Pioneer Products’ sale of recycled plastic products and materials, which includes the sales of Sable, its wholly-owned subsidiary. Pioneer sales for the six months ended September 30, 2017 decreased to $4,389 from $6,260 during the same period in 2016, a decrease of $1,871 or 30% due primarily to Sable’s business plan to restructure its customer base and establish the foundation to enhance sales prices and volumes and not engaging in brokerage sales. Pioneer had a small decrease in sales of consumer trash cans made from recycled materials due to fewer promotions by a customer.

Zest Labs generated its first Software as a Service (“SaaS”) revenue associated with deploying the Zest Fresh solution to multiple growers of fresh produce during the three months ended September 30, 2017 and small amounts of revenue from hardware sales in the prior quarter.

The Company’s cost of revenues for the six months ended September 30, 2017 and 2016 was also principally from Pioneer, including Sable. Cost of revenues for Pioneer of $5,056 in 2017 decreased $1,213 from the same period in 2016, or 19%. The decrease in cost of revenues resulted primarily from Sable due to the aforementioned restructure of its customer base and associated restructure of its vendor base. Sable also did not engage in brokerage sales in 2017.

Gross loss on Pioneer sales was $667 in 2017 compared to $9 in 2016. The worsening margin in 2017 reflects lower sales volumes that prevented Sable from covering fixed overhead costs. Sable also converted its inventory to a perpetual average cost method to support the manufacturing of product associated with the aforementioned changes.

Operating Expenses

Operating expenses for the six months ended September 30, 2017 were $25,378 as compared to $12,421 for the same period in 2016. The increase of $12,957 was primarily attributable to the increase in operating expenses for our Zest Labs segment, including share-based compensation in 2017. The Pioneer Products operational activities described above are charged with direct allocations for required home office support. Other operating expenses described below were allocated to the Zest Labs segment to reflect the considerable resources provided to Zest Labs.

Salaries and Salary Related Costs

Salaries and related costs for the six months ended September 30, 2017 were $17,157 compared to $2,848 for the six months ended September 30, 2016. The $14,309 increase was almost entirely due to share-based compensation of $14,714 in 2017 compared to $877 in 2016 that did not require cash payments and salaries and related costs associated with the acquisition of 440labs in May 2017.

The Company elected to make stock awards a significant part of the total compensation packages offered in order to provide incentives for employees without requiring cash expenditures at this stage of the Company’s development. This also aligns employee goals with those of stockholders. The 2017 cost was principally derived from amortization of stock awards granted in March 2017 under the 2013 Incentive Stock Plan and amortization of stock awards under the 2017 Omnibus Incentive Plan that amounted to $13,214 in the six months ended September 30, 2017. Under that award program, the Company issues shares of Company stock to employees’ accounts and has engaged a broker dealer to “sell to cover” a sufficient number of shares from the employees’ accounts to cover the required taxes related to the income attributable to the employees. The cost of the awards is amortized over the expected service period of the employees. In addition to these costs, $1,500 of non-cash share-based compensation was expensed in 2017 related to shares issued upon the execution of employment agreements with employees of 440labs when that entity was acquired in May 2017 and those individuals became employees of Zest Labs.

The 2016 expense represented estimates of stock option expense calculated using a Black-Scholes model, results of which can vary based on assumptions utilized. Additional information on equity expense can be found in Note 11 to the consolidated financial statements, which complies with critical accounting policies driven by FASB ASC 718-10.

Professional Fees and Consulting

Professional fees and consulting expenses for the six months ended September 30, 2017 of $2,741 were down $2,100, or 43% from $4,841 incurred for the six months ended September 30, 2016. The decrease was due primarily to $2,500 of non-cash share-based compensation to investment and legal advisors in 2016 related to the Merger described in Note 1 to the consolidated financial statements and consulting services associated with a Zest pilot in 2016, partially offset by the accelerated amortization of share-based compensation in 2017 previously recorded as a prepaid asset but expensed upon termination of a contract with a consultant engaged by the Company, along with additional share-based compensation for a small number of consultants.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended September 30, 2017 were $1,043 compared with $1,094 for the six months ended September 30, 2016. The 5% decrease was principally due to efforts to control general and administrative costs, including travel.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the six months ended September 30, 2017 were $1,205 compared to $260 for the six months ended September 30, 2016 (net of $156 and $119 included in cost of product sales related to production equipment at Sable for 2017 and 2016, respectively). The $945 increase primarily resulted from the impairment of intangible assets at Sable of $675 and the acquisition of 440labs in May 2017 and the amortization of the related identifiable intangible assets for the period subsequent to the May 23, 2017 acquisition.

Research and Development

Research and development expense decreased $146 or 4% to $3,232 in the six months ended September 30, 2017 compared with $3,378 during the same period in 2016. These costs related to development of the Zest Fresh solution. Pilots of the solution expanded in 2017 and additional wages and development costs for research and development activities were incurred. These increases were more than offset by consulting costs related to the pilot in 2016 that did not recur in 2017. Significant research and development expenditures related to Zest Fresh are expected to continue.

Interest Expense

Interest expense, net of interest income, for the six months ended September 30, 2017 was $30 as compared to $167 for the six months ended September 30, 2016. The $137 decrease is the result of the retirement of $2,327 of debt during the three-month transition period ended March 31, 2017. The only debt now outstanding is $600 of convertible notes with an annual interest rate of 10%.

Net Loss

Net loss for the six months ended September 30, 2017 was $25,576 as compared to $12,387 for the six months ended September 30, 2016. The $13,189 increase in net loss was primarily due to the $12,982 increase in non-cash share-based compensation, the $146 decrease in research and development expense and an unfavorable change from income from discontinued operations of $224 in 2016 to a $57 loss from discontinued operations in 2017 and other smaller increased costs, offset by the $636 gain from the sale of Eco3d. As described in Note 13 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $82,880 at September 30, 2017 that can potentially be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements, and no tax benefit has been accrued for either continuing or discontinued operations.

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

At September 30, 2017 and March 31, 2017, we had cash of $8,316 and $8,648, respectively. Working capital of $9,655 at September 30, 2017 compared unfavorably with working capital of $11,144 at March 31, 2017. The decrease in working capital was principally due to net cash used in operating activities of $10,451, amortization of prepaid expenses, and reclassification of $600 of convertible notes from long-term to current offset by the May 2017 issuance of common stock to institutional investors for $9,106 net of expenses and the $2,029 proceeds from the sale of Eco3d, offset by net operating losses. The Company is dependent upon raising additional capital from future financing transactions until such time that cash flow from operations is positive. The Company disclosed its intention to raise up to a cumulative amount of $80,000 pursuant to its shelf registration filed with the SEC (approximately $23,000 has been raised with $57,000 remaining through August 2019).

Net cash used in operating activities was $10,451 in the six months ended September 30, 2017, as compared to net cash used in operating activities of $7,623 in the same period in 2016. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments.

Net cash provided by investing activities in the six months ended September 30, 2017 was $1,793 reflecting the $2,029 proceeds from the sale of Eco3d, offset by $236 of capital expenditures. In the six months ended September 30, 2016, investing activities consisted of $582 of capital expenditures (including $273 for discontinued operations), a $600 advance to Sable prior to the acquisition and the purchase of $3,500 certificates of deposit.

Net cash provided by financing activities in the six months ended September 30, 2017 was $8,326 as a result of the issuance of stock for $9,106 net of expenses offset by the purchase of $780 treasury shares of common stock acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon vesting of the employees’ stock. In the six months ended September 30, 2016, $7,672 net cash was provided by financing activities, notably $7,793 in proceeds from the issuance of common stock net of fees offset by repayments of debt of $121.

At September 30, 2017, $600 of Ecoark Holdings’ convertible notes payable are due in July 2018. Future minimum lease payments required under operating leases are as follows (by fiscal year): 2018 - $315, 2019 - $578, 2020 - $496, and 2021 - $386. Other less significant commitments and contingencies are disclosed in Note 12 to the consolidated financial statements.

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

Inventory

Inventory is stated at the lower of cost or market. Inventory cost is determined on an average cost basis and at standard cost, which approximates average costs in accordance with ASC 330-10-30-12. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company establishes reserves for this purpose. Effective April 1, 2017, the Company changed its inventory costing method at Sable from first-in first-out (“FIFO”) to average cost. FIFO costs approximated average cost. The change was made in conjunction with a system conversion that enabled the Company to move from a periodic to a perpetual inventory system. In accordance with ASC 250-10-45-11 through 45-13, management determined that the change was preferable because it provides better operational control and visibility into inventory levels and costs, and it facilitates cost analysis at a batch level that was not available previously. The effect of the change was not material to the Company’s fiscal first or second quarter consolidated financial statements.

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

ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company early adopted effective April 1, 2017. No cumulative adjustment to accumulated deficit was required as a result of this adoption, and the early adoption did not have a material impact on our consolidated financial statements as no material arrangements prior to the adoption were impacted under the new pronouncement.

The Company accounts for a contract when it has been approved and committed to, each party’s rights regarding the goods or services to be transferred has been identified, the payment terms have been identified, the contract has commercial substance, and collectability is probable. Revenue is generally recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

Product revenue consists primarily of the sale of recycled plastics products by Pioneer and Sable. Contracts for products are for products held in inventory and typically are on thirty- to sixty-day payment terms. Management’s evaluation of credit risk involves judgement and may include securing insurance coverage on the recoverability of the receivables. Revenues are recognized when obligations under the terms of a contract with the customer are satisfied and when control of the promised goods are transferred to the customer, typically when products are shipped to the customer. Expected costs of standard warranties and claims are recognized as expense.

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty- to sixty-day payment terms from when the Company satisfies the performance obligation in the contract.

Services contracts include research contracts for the government. The contracts define delivery dates for which the performance obligation will be satisfied over time. Revenue is recognized over time based on the output method to measure the Company’s progress toward complete satisfaction of a performance obligation.

The Company accounts for contract costs in accordance with ASC Topic 340-40, Contracts with Customers. The Company recognizes the cost of sales of a contract as expense when incurred or at the time a performance obligation is satisfied. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future and the costs are expected to be recovered. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained.

Share-Based Compensation

The Company follows ASC 718 Compensation – Stock Compensation and has early adopted ASU 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting as of July 1, 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual forfeitures when estimating the forfeiture rate. The Company facilitates payment of the employee tax withholdings resulting from the issuances of these awards by remitting the employee taxes and recovering the resulting amounts due from the employee either via payments from employees or from the sale of shares issued sufficient to cover the amounts due the Company.

The Company measures compensation expense for its non-employee share-based compensation under ASC 505-50 Equity-Based Payments to Non-Employees. The fair values of options and shares issued are used to measure the transactions, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged either directly to expense, or to a prepaid expense if shares of common stock are issued in advance of services being rendered, and to additional paid-in capital.

The Company adopted ASU 2016-09 Improvements to Employee Share-Based Payment Accounting effective April 1, 2017. Cash paid when shares were directly withheld for tax withholding purposes is classified as a financing activity in the statement of cash flows. There were no other impacts from this adoption.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, and March 31, 2017, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of September 30, 2017, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the quarter ended September 30, 2017, which were not registered under the Securities Act of 1933, as amended.

The following table contains information regarding shares of common stock withheld from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon vesting of the employees’ stock during the three months ended September 30, 2017. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

(Number of shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares That May Yet to Be Purchased

July 1, 2017 to July 31, 2017	-	$-
August 1, 2017 to August 31, 2017	-	$-
September 1, 2017 to September 30, 2017	67	$3.02

(1)	The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Non-Qualified Stock Option Agreement by and between Ecoark Holdings, Inc. and Peter Mehring dated October 13, 2017
10.2*	Non-Qualified Stock Option Agreement by and between Ecoark Holdings, Inc. and Jay Oliphant dated October 13, 2017
10.3*	Employment Agreement by and between Ecoark Holdings, Inc. and Randy May
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecoark Holdings, Inc.
(Registrant)

Date: November 8, 2017	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ JAY OLIPHANT
Jay Oliphant
Principal Financial and Accounting Officer

