Form 10-Q
period 2017-12-31
Ecoark Holdings, Inc.
filed 2018-02-09
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

There were 46,289,909 shares of the Registrant’s $0.001 par value common stock outstanding as of February 7, 2018.

Ecoark Holdings, Inc.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands,
	except per share data)
	December 31,	March 31,
	2017	2017
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($265 pledged as collateral for credit)	$2,175	$8,648
Certificates of deposit	1,001	-
Accounts receivable, net of allowance of $63 and $76 as of December 31, and March 31, 2017, respectively	1,041	1,627
Inventory, net of reserves	3,073	2,104
Prepaid expenses	244	2,006
Assets held for sale - production equipment	-	158
Other current assets	64	-
Current assets held for sale - (Note 2)	-	1,404
Total current assets	7,598	15,947
NON-CURRENT ASSETS
Property and equipment, net	2,219	2,308
Intangible assets, net	1,856	1,567
Non-current assets held for sale - (Note 2)	-	366
Other assets	53	53
Total non-current assets	4,128	4,294
TOTAL ASSETS	$11,726	$20,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$953	$1,720
Accrued liabilities	1,162	2,620
Current portion of long-term debt	500	-
Current portion of long-term debt – related party	100	-
Current liabilities held for sale - (Note 2)	-	463
Total current liabilities	2,715	4,803
NON-CURRENT LIABILITIES
Long-term debt, net of current portion	-	500
Long-term debt, net of current portion - related party	-	100
Total liabilities	2,715	5,403
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 46,740 shares issued and 46,248 shares outstanding as of December 31, 2017 and 42,330 shares issued and outstanding as of March 31, 2017	47	42
Additional paid-in-capital	116,293	85,025
Accumulated deficit	(105,822)	(70,229)
Treasury stock, at cost	(1,507)	-
Total stockholders’ equity	9,011	14,838
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,726	$20,241

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
		(Restated)		(Restated)

CONTINUING OPERATIONS:
REVENUES
Revenue from product sales	$2,101	$2,053	$6,431	$8,274
Revenue from services	74	25	153	85
	2,175	2,078	6,584	8,359
COST OF REVENUES
Cost of product sales, including $67 and $46 of depreciation expense on manufacturing equipment for three months and $227 and $193 for nine months ended December 31, 2017 and 2016, respectively	2,383	2,580	7,305	8,831
Cost of services	89	21	212	9
	2,472	2,601	7,517	8,840
GROSS (LOSS)	(297)	(523)	(933)	(481)
OPERATING EXPENSES:
Salaries and salary related costs, including non-cash share-based compensation of $5,482 and $1,453 for three months and $20,199 and $2,330 for nine months ended December 31, 2017 and 2016, respectively	6,580	2,719	23,781	5,607
Professional fees and consulting, including non-cash share-based compensation of $562 and $1,266 for three months and $2,206 and $2,700 for nine months ended December 31, 2017 and 2016, respectively	1,088	2,899	3,829	7,740
Selling, general and administrative	431	848	1,473	1,944
Depreciation, amortization, and impairment	195	1,711	1,399	1,969
Research and development	1,406	1,832	4,639	5,210
Total operating expenses	9,700	10,009	35,121	22,470
Loss from continuing operations before other expenses	(9,997)	(10,532)	(36,054)	(22,951)

OTHER EXPENSE:
Interest expense, net of interest income	(10)	(41)	(40)	(208)
Loss on retirement of assets	-	-	(61)	(25)
Total other expenses	(10)	(41)	(101)	(233)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(10,007)	(10,573)	(36,155)	(23,184)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	(51)	(57)	176
Gain on disposal of discontinued operations	-	-	636	-
Total discontinued operations	-	(51)	579	176
PROVISION FOR INCOME TAXES	(10)	-	(17)	-
NET LOSS	(10,017)	(10,624)	(35,593)	(23,008)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	116
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(10,017)	$(10,624)	$(35,593)	$(23,124)

NET (LOSS) INCOME PER SHARE
Basic and diluted: Continuing operations	$(0.22)	$(0.29)	$(0.80)	$(0.65)
Discontinued operations	$-	$-	$0.01	$-
Total	$(0.22)	$(0.29)	$(0.79)	$(0.65)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	46,287	37,234	45,099	35,802

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED DECEMBER 31, 2017

	(Dollar amounts and number of shares in thousands)
	Preferred		Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balances at March 31, 2017	-	$-	42,330	$42	$85,025	$(70,229)	-	$14,838

Shares issued for cash in private placement, net of expenses	-	-	2,500	3	9,103	-	-	9,106

Share-based compensation - stock - employees	-	-	1,696	2	18,697	-	-	18,699

Share-based compensation - stock - consultants	-	-	-	-	93	-	-	93

Share-based compensation due to employment agreement	-	-	300	-	1,500	-	-	1,500

Shares issued for company acquisition	-	-	300	-	1,500	-	-	1,500

Share-based compensation - stock - Board of Directors	-	-	125	-	400	-	-	400

Warrant conversion - cashless	-	-	49	-	-	-	-	-

Shares received from sale of company, subsequently retired	-	-	(560)	-	(25)	-	-	(25)

Purchase of treasury shares from employees	-	-	-	-	-	-	(1,507)	(1,507)

Net loss for the period	-	-	-	-	-	(35,593)	-	(35,593)

Balances at December 31, 2017	-	$-	46,740	$47	$116,293	$(105,822)	$(1,507)	$9,011

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	(Dollars in thousands)
	2017	2016
Cash flows from operating activities:
Net loss attributable to controlling interest	$(35,593)	$(23,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment, including $227 in 2017 and $193 in 2016 included in cost of product sales	1,635	2,239
Shares of common stock issued for services rendered	2,206	2,985
Share-based compensation – stock – employees	18,699	2,868
Change in non-controlling interest on cash	-	117
Cash acquired in acquisition	-	41
Share-based compensation due to employment agreements	1,500	827
(Income) loss from discontinued operations	57	(176)
Gain on sale of discontinued operations	(636)	-
Loss on retirement of assets	61	25
Changes in assets and liabilities:
Accounts receivable	516	91
Inventory	(969)	(485)
Prepaid expenses	55	(129)
Other current assets	(83)	-
Other assets	4	(23)
Accounts payable	(790)	129
Accrued liabilities	(1,665)	2,433
Net cash used in operating activities of continuing operations	(15,003)	(12,182)
Net cash provided by (used in) discontinued operations	92	(83)
Net cash used in operating activities	(14,911)	(12,265)

Cash flows from investing activities:
Proceeds from sale of Eco3d	2,100	-
Purchases of certificates of deposit	(1,001)	(3,516)
Redemption of certificates of deposit	-	1,508
Pre-acquisition advance to Sable Polymer Solutions, LLC	-	(600)
Purchases of property and equipment	(260)	(674)
Net cash provided by (used in) investing activities	839	(3,282)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	9,106	7,793
Proceeds from draw down on line of credit	-	500
Exercise of warrants	-	487
Purchase of treasury shares from employees for tax withholdings	(1,507)	-
Repayments of debt - related parties	-	(742)
Repayments of debt	-	(103)
Net cash provided by financing activities	7,599	7,935
NET DECREASE IN CASH	(6,473)	(7,612)
Cash - beginning of period	8,648	8,744
Cash - end of period	$2,175	$1,132

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$45	$90
Cash paid for income taxes	$2	$-

SUMMARY OF NONCASH ACTIVITIES:
Receivable from sale of assets	$28	$-
Assets and liabilities acquired via acquisition of companies:
Receivables, net	$-	$1,250
Inventory	$-	$759
Property and equipment	$-	$2,822
Identifiable intangible assets	$1,435	$1,028
Goodwill	$65	$1,264
Other assets	$-	$36
Payables and liabilities assumed	$-	$883
Debt assumed	$-	$2,531

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

Pioneer Products, LLC (“Pioneer Products” or “Pioneer”) is located in Rogers, Arkansas and is involved in the selling of recycled plastic products and other products. It sells to the world’s largest retailer. This subsidiary recovers plastic waste from retail supply chains that is converted to new consumer products from the reclaimed materials, completing a closed loop and reducing waste sent to landfills. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC in a stock transaction on May 3, 2016, so its results are included with Pioneer’s since May 2016.

Sable Polymer Solutions, LLC (“Sable”) is located in Flowery Branch, Georgia and specializes in the purchase, processing and sale of post-consumer and post-industrial plastic materials. It provides materials to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to large corporations.

Zest Labs, Inc. (“Zest Labs” or “Zest”) is located in San Jose, California and offers freshness management solutions for food retailers, restaurants, growers, manufacturers and suppliers. Its Zest Fresh solution is an autonomous, cloud-based post-harvest freshness management solution that improves delivered quality and reduces losses due to temperature handling and processing by intelligently matching customer freshness requirements with actual product freshness. It focuses on three primary value propositions – consistent food quality, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. The Zest Delivery solution offers real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Zest Labs (then known as Intelleflex Corporation) was purchased by Ecoark in September 2013. Effective October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services. Zest Labs acquired 440labs, Inc. in a stock transaction on May 23, 2017.

440labs, Inc. (“440labs”) is located near Boston, Massachusetts and is a software development and information solutions provider for cloud, mobile, and IoT (Internet of Things) applications. 440labs had been a key development partner with Zest Labs for more than four years prior to the May 2017 acquisition, contributing its expertise in scalable enterprise cloud solutions and mobile applications.

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
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

Reclassification

The Company has reclassified certain amounts in the 2016 consolidated financial statements to be consistent with the 2017 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data, as well as certain research and development expenses. Reclassifications relating to the discontinued operations of Eco3d are described further in Note 2. The reclassifications had no impact on net loss or net cash flows for the nine months ended December 31, 2017 and 2016.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

Inventory

Inventory is stated at the lower of cost or market. Inventory cost is determined on average cost and at standard cost, which approximates average costs in accordance with ASC 330-10-30-12. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company establishes reserves for this purpose. Effective April 1, 2017, the Company changed its inventory costing method at Sable from first-in first-out (“FIFO”) to average cost. FIFO costs approximated average cost. The change was made in conjunction with a system conversion that enabled the Company to move from a periodic to a perpetual inventory system. In accordance with ASC 250-10-45-11 through 45-13, management determined that the change was preferable because it provides better operational control and visibility into inventory levels and costs, and it facilitates cost analysis at a batch level that was not available previously. The effect of the change was not material to the Company’s consolidated financial statements for the periods ended December 31, 2017.

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

ASC 360-10 addresses criteria to be considered for long-lived assets expected to be disposed of by sale. Six criteria are listed in ASC 360-10-45-9 that must be met in order for assets to be classified as held for sale. Once the criteria are met, long-lived assets classified as held for sale are to be measured at the lower of carrying amount or fair value less costs to sell. In December 2016, management decided to outsource its densification activities at the Sable facility in Georgia. All six criteria were met and thus the densification and related equipment was adjusted to fair value and reclassified to current assets in the balance sheets. In September 2017, the most significant of these assets were sold and the immaterial balances of the remaining assets were written off.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company tested the carrying value of its intangible assets for recoverability during the nine months ended December 31, 2017, and impairments were recorded during this period.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses for the nine months ended December 31, 2017 and 2016, which were nominal, are included in selling, general and administrative costs.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

Shipping and Handling Costs

The Company reports shipping and handling revenues and their associated costs in product revenue and cost of revenue, respectively. Shipping revenues and costs for the nine months ended December 31, 2017 and 2016 were nominal.

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
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

Vacation and Paid-Time-Off Compensation

The Company follows ASC 710-10 Compensation – General. The Company records liabilities and expense when obligations are attributable to services already rendered, will be paid even if an employee is terminated, payment is probable, and the amount can be estimated.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. For fiscal year 2018 the Company and its Chief Operating Decision Maker determined that the Company’s operations were divided into two segments: Zest Labs and Pioneer Products. Magnolia Solar is included in the Zest Labs segment. Sable is included in the Pioneer Products segment. See Note 14 for segment information disclosures.

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
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $105,822 since inception. The accumulated deficit together with losses of $35,593 for the nine months ended December 31, 2017, and net cash used in operating activities in the nine months ended December 31, 2017 of $14,911, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

These consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised $9,106 of additional capital, net of expenses, in the nine months ended December 31, 2017, as compared with over $12,000 raised in the three-month transition period ended March 31, 2017. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. The Company disclosed its intention to raise up to a cumulative amount of $80,000 pursuant to its shelf registration filed with the SEC (approximately $23,000 has been raised with $57,000 remaining through August 2019). Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. There can be no assurance that such capital will be available or on terms acceptable to the Company. There can also be no assurance that the Company will have met the SEC’s Form S-3 eligibility requirements to use its shelf registration. The Company intends to further develop its product offerings and customer bases. The Company’s plans to achieve profitability include evaluating the cost structure and processes of its operations, both at the margin and operating expense levels, as well as pursuing additional strategic acquisitions and dispositions. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern as determined by management. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

NOTE 2: DISCONTINUED OPERATIONS

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,100 in cash through December 31, 2017 and 560 shares of the Company’s common stock (including 525 shares that had been exchanged for the noncontrolling interest in September 2016) that was held by executives of Eco3d, which were canceled upon receipt. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company had reflected amounts relating to Eco3d as a disposal group classified as held for sale at March 31, 2017 and has included amounts relating to Eco3d as part of discontinued operations for the nine months ended December 31, 2017 and 2016. Eco3d had been included in the Services segment, and segment disclosures in Note 14 no longer include amounts relating to Eco3d following the reclassification to discontinued operations. There will be no significant continuing involvement with Eco3d.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheets consisted of the following:

	December 31, 2017	March 31, 2017
	(Unaudited)
Cash	$-	$34
Accounts receivable, net of allowance	-	1,293
Prepaid expenses	-	67
Other current assets	-	10
Current assets - held for sale	$-	$1,404

Property and equipment, net	$-	$362
Other assets	-	4
Non-current assets - held for sale	$-	$366

Accounts payable	$-	$67
Accrued liabilities	-	396
Current liabilities - held for sale	$-	$463

Major line items constituting income (loss) of discontinued operations in the consolidated statements of operations for the nine months ended December 31 consisted of the following:

	2017	2016
Revenue from services	$188	$4,079
Cost of services	103	1,547
Gross profit	85	2,532
Operating expenses	142	2,304
Allocated interest expense	-	52
Income (loss) of discontinued operations	$(57)	$176

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
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

The following table disaggregates the Company’s revenue by major source:

	Three months ended December 31, 2017	Three months ended December 31, 2016	Nine months ended December 31, 2017	Nine months ended December 31, 2016
Revenue:
Pioneer Products	$2,101	$1,984	$6,490	$8,243
Zest Labs	74	94	94	116
	$2,175	$2,078	$6,584	$8,359

Zest Labs revenues in the three months ended December 31, 2017 were from a project with a regional retailer and from a Magnolia Solar contract with the United States Air Force Research Laboratory. Zest revenues from the previous quarter were from Software as a Service (“SaaS”) revenues from produce growers. Revenues prior to that period were from hardware sales. Pioneer Products revenues (including those of Sable) were from the sale of recycled plastic and products made from that plastic plus a minor amount of service revenue. There were no significant contract asset or contract liability balances at December 31, 2017 and March 31, 2017, respectively. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 4: INVENTORY

Inventory, net of reserves, consisted of the following:

	December 31, 2017	March 31, 2017
	(Unaudited)

Inventory	$3,423	$2,456
Inventory reserves	(350)	(352)
Total	$3,073	$2,104

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2017	March 31, 2017
	(Unaudited)
Machinery and equipment	$2,951	$2,724
Computers and software costs	409	406
Furniture and fixtures	107	107
Leasehold improvements	4	4
Total property and equipment	3,471	3,241
Accumulated depreciation and impairment	(1,252)	(933)
Property and equipment, net	$2,219	$2,308

Depreciation expense for the nine months ended December 31, 2017 and 2016 was $320 and $222, respectively, which includes $227 and $193, respectively, depreciation on manufacturing equipment that is classified as cost of product sales.

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

Additionally, the Company retired equipment valued at $34, with accumulated depreciation of $1 for a trade in of $2 cash for a net loss on disposition of $31 in the three months ended September 30, 2017. The total loss on disposition between the property and equipment and assets held for sale in the nine months ended December 31, 2017 was $61.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2017	March 31, 2017
	(Unaudited)
Customer lists	$5,008	$5,008
Patents	1,090	1,090
Outsourced vendor relationships	1,016	-
Non-compete agreements	419	-
Goodwill, net of impairment	65	582
Total intangible assets	7,598	6,680
Accumulated amortization and impairment	(5,742)	(5,113)
Intangible assets, net	$1,856	$1,567

The outsourced vendor relationships, non-compete agreements and $65 of goodwill were recorded as part of the acquisition of 440labs described in Note 16 below.

Amortization expense for the nine months ended December 31, 2017 and 2016 was $531 and $315, respectively. Amortization amounts for the next five years are: $166, $630, $440, $117 and $75. The Company performed a review of its customers and business results at Sable in 2017 to assess the recoverability of the carrying value of intangibles. As a result, impairment charges of $98 against the customer lists and a related write-down of goodwill of $582 from the initially recorded amount of $1,264 were recorded in the six months ended September 30, 2017. Following that write-down, remaining goodwill of $65 relates to the 440labs acquisition.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2017	March 31, 2017
	(Unaudited)
Vacation and paid time off	$381	$359
Professional fees and consulting costs	278	1,777
Payroll and employee expenses	181	163
Straight-line rent	107	95
Legal fees	69	112
Inventory in transit	54	89
Other	92	25
Total	$1,162	$2,620

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

NOTE 8: NOTE PAYABLE

The Company had a note payable pursuant to a line of credit maintained with a bank. The note was secured by the accounts receivable, inventory and equipment of Sable and had a 5.5% interest rate with interest payable monthly and a balloon payment due on November 18, 2017. The note, formerly guaranteed by the former owner of Sable, then a stockholder of the Company, originated July 15, 2015 with a maximum amount of $1,500. The balance of the note was $1,500 for the period from acquisition on May 3, 2016 to March 16, 2017. The Company had pledged a $1,500 certificate of deposit as collateral, and the guaranty of the former owner of Sable was eliminated. The note had standard covenants, and the Company was not in default of any covenant. The note along with all accrued interest was repaid on March 17, 2017. Interest expense on the note for the nine months ended December 31, 2016 was $40.

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2017	March 31, 2017
	(Unaudited)
Secured convertible promissory note	$500	$500
Less: current portion	(500)	-
Long-term debt, net of current portion	$-	$500

The Company has a secured convertible promissory note (“convertible note”) bearing interest at 10% per annum, entered into on January 10, 2017 for $500 with the principal due in one lump sum payment on or before July 10, 2018. The convertible note was part of the financing the Company entered into in the three months ended March 31, 2017, that raised $4,300 (of a maximum of $5,000) in convertible notes ($700 of which were from related parties, see Note 10) bearing interest at 10% per annum. On March 30, 2017, $3,700 of these notes were converted (and $600 of the $700 in connection with the related parties) into shares of common stock, along with the related accrued interest on those notes. The interest is due and payable quarterly, in arrears, on March 31, and June 30, 2018.

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

Interest expense on long-term debt for the nine months ended December 31, 2017 and 2016 was $38 and $217 respectively.

See Note 10 for long-term debt transactions with related parties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

NOTE 10: RELATED-PARTY TRANSACTIONS

Long-term debt – related parties consisted of a $100 note payable purchased by the Company’s former Chief Administrative Officer, Troy Richards, in February 2017, who declined the warrants. The convertible note has terms consistent with those described in Note 9 above, including being due in one lump sum payment on or before July 10, 2018 and remains outstanding as of December 31, 2017. The related party note is convertible into shares of common stock at a conversion price of $4.15.

In February 2017, in addition to Mr. Richards’ note, an independent director on the Company’s Board, who is a significant shareholder, purchased $500 of the series notes, and an officer of the Company purchased $100 of the series notes. The officers and director declined the warrants. The $600 of notes were converted in March 2017.

Interest expense on the convertible notes held by related parties for the nine months ended December 31, 2017 was $8.

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

During the nine months ended December 31, 2017, the Company issued 40 shares to a consultant and 1,418 shares to employees in stock grants vested under the 2013 Ecoark Holdings Incentive Stock Plan (“2013 Incentive Stock Plan”). During the nine months ended December 31, 2017, the Company issued 25 shares to a consultant, 125 shares to directors and 213 shares to employees in stock grants vested under the 2017 Ecoark Holdings Omnibus Incentive Plan (“2017 Omnibus Incentive Plan”). The total employee share-based compensation expense for the nine months ended December 31, 2017 was $22,406. The Company acquired 492 shares of common stock from employees in lieu of amounts required to satisfy minimum tax withholding requirements of $1,507 resulting from vesting of the employees’ stock.

The Company issued 300 shares upon the execution of employment agreements with employees of 440labs valued at $1,500 recorded as share-based compensation during the three months ended June 30, 2017.

The Company issued 300 shares for the acquisition of 440labs valued at $1,500.

In May 2017, the Company issued 49 shares for the cashless exercise of 100 warrants to a consultant. The remaining 51 shares were forfeited.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,100 in cash and 560 shares of the Company’s common stock that was held by executives of Eco3d, which shares were canceled.

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

As of December 31, 2017, 46,740 total shares were issued and 46,248 shares were outstanding, net of 492 treasury shares.

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

On October 26, 2017, the Company entered into a consulting agreement for $8 per month unless otherwise terminated and agreed to issue warrants for 75 shares of common stock at $2.10 per share, vesting immediately with a term of five years.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

Changes in the warrants are described in the table below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	15	$35.00	1.0
Granted	4,437	$4.94	2.0
Exercised pre-Merger	(13)
Exercised pre-Merger	(98)	$(5.00)
Exercised cashless, post-Merger	(2)
Forfeited	-
Cancelled	-
Balance at December 31, 2016	4,339	$4.94	2.0
Granted	1,450	$5.53	4.3
Exercised Cash	-
Exercised Cashless	-
Forfeited	-
Cancelled	-
Balance at March 31, 2017	5,789	$5.09	2.6
Granted	2,125	$5.31	5.0
Exercised Cash	-
Exercised Cashless	(49)
Forfeited	(51)
Cancelled	-
Balance at December 31, 2017	7,814	$5.21	3.3
Intrinsic value of warrants	$-

Modification of Awards

During the three months ended December 31, 2017, the Compensation Committee of the Board of Directors of the Company issued option awards to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. In addition, the Committee approved 2,909 new option awards that vest over a four-year period to induce certain employees to accept the replacement options, to compensate them for diminution in value of their existing awards and in consideration of a number of other factors, including each individual’s role and responsibility with the Company, their years of service to the Company, and market precedents and standards for modification of equity awards. With respect to the replacement options, grantees agreed to exchange the existing awards covering 2,718 shares of the Company’s common stock and were granted replacement options to purchase 2,926 shares of the Company’s common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants. In consideration of the agreements, the majority of the replacement options vested immediately upon grant. The new option awards vest in 12 equal installments, with the first installment vesting on January 15, 2018, and additional installments vesting on the last day of each of the eleven successive three-month periods, subject to continued employment by the Company. The replacement options were issued under the 2017 Omnibus Incentive Plan or 2013 Incentive Stock Plan to correspond with the plan under which the existing awards were issued. The new options were not granted under any of the Company’s existing equity compensation plans.

In accordance with ASU 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting, the Company recognized the total compensation cost measured at the date of a modification which is the sum of the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date and the incremental cost resulting from the modification. The replacement and new options had a fair value of $10,290, of which $4,507 (including $3,286 of fair value adjustments to the new instruments) was recognized as share-based compensation in the three months ended December 31, 2017 and the remaining $5,783 will be recognized in periods through December 2021.

Non-Qualified Stock Options

As previously described, new option awards were granted to induce individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. The individuals were granted options to purchase 2,909 shares of Company common stock that vest at a rate of 25% per year from 2018 to 2021, subject to continued employment by the Company. As with the replacement options, the new options have an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grant. Share-based compensation costs of $5,140 for grants not yet recognized will be recognized as expense through 2021, subject to any change for actual versus estimated forfeitures. The new options were not granted under any of the Company’s existing equity compensation plans, however they have terms consistent with terms of the plans.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

Management valued the Options utilizing the Black-Scholes model with the following criteria: stock price - $2.60; exercise price - $2.60; expected term – 4 years; discount rate – 1.92%; and volatility – 97%.

Changes in the non-qualified stock options are described in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Granted	2,909	$2.60	10.0
Exercised	-
Forfeited	-
Balance at December 31, 2017	2,909	$2.60	9.7
Intrinsic value of options	$-

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

Awards under the 2013 Option Plan were only granted in the form of non-statutory stock options (“Options”) to purchase Ecoark’s Series C Stock prior to the Merger with MSC. Under the terms of the 2013 Option Plan and the Merger, the Options converted into the right to purchase shares of the Company.

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
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

Management valued the Options utilizing the Black-Scholes model with the following criteria: stock price - $2.50; exercise price - $2.50; expected term – 10 years; discount rate – 0.25%; and volatility – 55%.

Options for 250 shares were issued to a consultant in 2017 with an exercise price of $2.50 and an expiration date of March 28, 2018, and Options were exercised for 25 shares in March 2017, at $2.50 per share providing $62 in cash to the Company. As of December 31, 2017, the number of Options outstanding was 884.

Changes in the Options under the 2013 Option Plan are described in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2015	659	$2.50	2.1
Granted	125	$2.50	0.4
Exercised	-
Forfeited	(125)	$2.50
Balance at December 31, 2016	659	$2.50	1.2
Granted	250	$2.50	1.0
Exercised	(25)	$2.50
Forfeited	-
Balance at March 31, 2017	884	$2.50	1.0
Granted	-
Exercised	-
Forfeited	-
Balance at December 31, 2017	884	$2.50	0.3
Intrinsic value of options	$-

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

As previously described, new option awards were granted to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. With respect to the replacement options, grantees agreed to exchange the existing awards covering 2,193 shares of the Company’s common stock and were granted 2,263 replacement options to purchase shares of Company common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants. In consideration of the agreements, the majority of the replacement options vested immediately upon grant. The remaining replacement options will vest in equal installments through July 2020, subject to continued employment by the Company.

The Company engaged the services of consultants to assist it with efforts to raise capital, identify potential acquisitions, recruit talent, and perform acquisition due diligence. In the nine months ended December 31, 2017, the Company issued 40 shares to a consultant for grants that were fully vested with a grant value of $196.

The Company has issued 1,458 shares for grants that were fully vested, with grant values of $7,145 during the nine months ended December 31, 2017.

As of December 31, 2017, the Company has granted 5,486 awards, recognized 149 forfeitures, exchanged 2,193 stock grants for 2,263 options and issued 2,458 shares for fully vested grants, resulting in 2,951 shares that will be expensed through the completion of vesting in July 2021, leaving 91 shares available for award. The share-based compensation expense related to these grants for the nine months ended December 31, 2017 was $17,685. Share-based compensation costs of approximately $1,932 for grants not yet recognized will be recognized as expense through December 31, 2021, subject to any changes for actual versus estimated forfeitures.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees, and has recorded share-based compensation of $3,748 for the nine months ended December 31, 2017 relating to the options. Management valued the options utilizing the Black-Scholes model with the following criteria ranges: stock price - $2.45 to $2.60 exercise price - $2.45 to $2.60; expected term – 4 years; discount rate – 1.92% to 2.16%; and volatility – 97 to 103%. Changes in the options under the 2013 Incentive Stock Plan are described in the table below

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Granted
Granted in modification	2,263	$2.59	10.0
Exercised	-
Forfeited	-
Balance at December 31, 2017	2,263	$2.59	9.7
Intrinsic value of options	$-

A reconciliation of the shares available under the 2013 Incentive Stock Plan is presented in the table below through December 31, 2017.

Number of Shares
Available under the 2013 Incentive Stock Plan	5,500
Granted pre-Merger	(13)
Shares cancelled pre-Merger	10
Available at the Merger date	5,497
Shares granted post-Merger	(476)
Options granted post-Merger	-
Balance at December 31, 2016	5,021
Shares granted	(5,010)
Balance at March 31, 2017	11
Shares granted	-
Shares modified to options	2,193
Options in exchange for shares	(2,263)
Shares forfeited	149
Balance at December 31, 2017	90
Vested stock awards at December 31, 2017	2,458

Shares issued under the 2013 Incentive Stock Plan through December 31, 2017:

Number of Shares Issued
Balance at December 31, 2015	3
Issued post-merger	159
Balance at December 31, 2016	162
Issued	838
Balance at March 31, 2017	975
Issued	1,458
Balance at December 31, 2017	2,458

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

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

As previously described, new option awards were granted to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. With respect to the replacement options, grantees agreed to exchange the existing awards covering 663 shares of the Company’s common stock and were granted the replacement options to purchase an equal number shares of Company common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants, 2017). In consideration of the agreements, the majority of the replacement options vested immediately upon grant. The remaining replacement options will vest in equal installments through January 2019, subject to continued employment by the Company.

As of December 31, 2017, the Company has granted 2,251 awards, recognized 571 forfeitures, exchanged 525 shares for 663 option shares and issued 363 shares to employees for fully vested grants and granted awards for 1,455 shares that will be expensed through the completion of vesting at June 2021. The share-based compensation expense related to these grants for the nine months ended December 31, 2017 was $3,127. Share-based compensation costs of approximately $1,640 for grants not yet recognized will be recognized as expense through June 2021 subject to any changes for actual versus estimated forfeitures.

On June 30, 2017, the Company issued 28 shares of common stock, on September 30, 2017, the Company issued 37 shares and on December 31, 2017 the Company issued 60 shares of common stock to independent directors that were fully vested with a grant value of $125 in the first two quarters and $150 in the third quarter, for a total of 125 shares with a grant value of $400. A total of $25 in shares was issued to each independent director for their participation on the Company’s Board in each quarter. The shares were issued based on the average closing share price of the Company’s stock for each quarter.

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

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees, and has recorded share-based compensation of $1,488 for the nine months ended December 31, 2017 relating to the options. Management valued the options utilizing the Black-Scholes model with the following criteria ranges: stock price - $3.02 to $3.76 exercise price - $3.02 to $3.76; expected term – ten years in the first two quarters and four years in the third quarter; discount rate – 2.20% to 2.27%; and volatility – 89 to 94%. Changes in the options under the 2017 Omnibus Incentive Plan are described in the table below

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Granted	811	$2.87	10.0
Shares modified to options	663	$2.53	10.0
Exercised	-
Forfeited	(100)
Balance at December 31, 2017	1,374	$2.87	9.7
Intrinsic value of options	$-

In June 2017, the Board authorized awards of 135 shares of restricted stock to employees whose vesting was contingent upon annual reviews, which may include specific performance metrics. During the three months ended December 31, 2017, the 135 shares were forfeited, prior to vesting, upon separation of the employees from the Company.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

Since inception in June 2017, the Board authorized awards of 2,116 shares of restricted stock to employees whose vesting is contingent upon completion of periods of service that vest through 2021. The values were based on grant date fair value and will be expensed through the completion of the vesting. The share-based compensation expense related to these grants for the nine months ended December 31, 2017 was $3,128.

A summary of the activity for service-based grants as of December 31, 2017 and since inception in June 2017 is presented below:

	Number of Grants Issued	Weighted Average Remaining Contractual Life (Years)
Granted	1,305	2.0
Issued	(363)
Forfeited	(336)
Options granted in exchange for shares	(525)
Balance at December 31, 2017	81	0.6

Share-based compensation costs of approximately $103 for performance and service grants not yet recognized will be recognized as expense through 2020, subject to any changes for actual versus estimated forfeitures.

A reconciliation of the total shares available under the 2017 Omnibus Incentive Plan is presented in the table below through December 31, 2017:

Number of Shares
Available under the Omnibus Incentive Plan	4,000
Shares granted	(2,251)
Shares forfeited	571
Shares modified to options	525
Options exchanged for shares	(663)
Balance at December 31, 2017	2,182
Vested stock awards at December 31, 2017	363

Shares issued under the 2017 Omnibus Incentive Plan through December 31, 2017:

Number of Shares Issued

Issued	363
Balance at December 31, 2017	363

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2021. Rent expense was approximately $510 and $449 for the nine months ended December 31, 2017 and 2016, respectively. The amount for 2017 and 2016 includes $228 and $193 in rent for Sable’s production facility which is included in cost of product sales. Future minimum lease payments required under the operating leases by fiscal year are as follows: 2018 - $164, 2019 - $578, 2020 - $496, 2021 - $386.

Corporate Card Program

The Company has established a corporate credit card program with a bank and has approximately $265 in an interest-bearing account at the bank to secure charges from the corporate card program. Subsequent to December 31, 2017, that amount has been reduced to $100.

Royalties

The Company has cross-licensing agreements with several technology companies that require payment of royalties upon the sale and or use of certain patented technologies. One of these agreements requires minimum annual payments of $50 until the last of the patents expire.

Contract Related Fees

Prior to the Merger, a subsidiary of the Company, as part of a contract to develop its products, has agreed to pay the contractor 1.5% of future New York state manufactured sales, and 5% of future non-New York state manufactured sales until the entire funds paid by a contractor have been repaid (or three times the funds if non-New York manufactured), or 15 years after start of sales. As of December 31, 2017, the subsidiary has $1,252 of contract-related expenses. These funds will be owed to the contractor, as described above, contingent upon the sale of the subsidiary’s product related to that contract.

The Company has determined that a liability need not be accrued because management has determined that it is not probable sales will occur in this technology.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

NOTE 13: INCOME TAXES

The Company accounts for income taxes under ASC Topic 740 Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement basis and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $85,993 at December 31, 2017. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The provision (benefit) for income taxes for the nine months ended December 31, 2017 and 2016 differs from the amount expected as a result of applying statutory tax rates to the losses before income taxes principally due to establishing a valuation allowance to fully offset the income tax benefit other than minimum state income taxes payable of $17. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required taxable income is uncertain, the Company has recorded a full valuation allowance against deferred tax assets.

The Company’s deferred tax assets are summarized as follows:

	December 31, 2017	March 31, 2017
Net operating loss carryover	$19,698	$20,671
Depreciable and amortizable assets	1,042	1,464
Share-based compensation	2,756	1,003
Accrued liabilities	101	122
Inventory reserve	74	119
Allowance for bad debts	103	154
Other	203	4
Less: valuation allowance	(23,977)	(23,537)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2017 and March 31, 2017, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance increased by $440 in the nine months ended December 31, 2017. The Company has not identified any uncertain tax positions and has not received any significant notices from tax authorities.

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (“TCJA”) was enacted into U.S. law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. Effective January 1, 2018, the federal tax rate for corporations was reduced from 35% to 21% for U.S. taxable income. That required a one-time remeasurement of deferred taxes to reflect their value at a lower rate of 21%. Accordingly, the components of deferred tax assets in the table above have been remeasured at 21%. Additionally, the new tax law requires specified research and development or experimentation expenses paid or incurred after December 31, 2021 be capitalized and amortized ratably over a five-year period. That has the potential to impact the Company in the future.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

NOTE 14: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of December 31, 2017, and for the nine months ended December 31, 2017 and 2016, the Company operated in two segments. The segments are Pioneer (principally consisting of Pioneer Products’ operations consisting of sales of recycled plastic products and materials, including those of Sable) and Zest Labs (principally consisting of costs associated with developing Zest Labs solutions). Magnolia Solar is included in the Zest Labs segment. Amounts related to Eco3d’s mapping, modeling and consulting services business have been reclassified to discontinued operations and thus are excluded from the amounts in the tables below. The reclassification of Eco3d to discontinued operations caused the reportable segments to change from the previously reported Products and Services to the current reporting of Pioneer and Zest Labs. The principal change was the removal of Eco3d from the Services segment. Prior period segment information has been restated as a result. Home office costs are allocated to the two segments based on the relative support provided to those segments.

Three months ended December 31, 2017	Pioneer	Zest Labs	Total
Segmented operating revenues	$2,101	$74	$2,175
Cost of revenues	2,372	100	2,472
Gross (loss)	(271)	(26)	(297)
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	224	9,281	9,505
Depreciation, amortization and impairment	1	194	195
Interest expense, net of interest income	-	10	10
Loss from continuing operations before income taxes	$(496)	$(9,511)	$(10,007)
Segmented assets and capital expenditures
Property and equipment, net	$2,062	$157	$2,219
Intangible assets, net	$6	$1,850	$1,856
Capital expenditures	$53	$15	$68

Three months ended December 31, 2016	Pioneer	Zest Labs	Total
Segmented operating revenues	$1,984	$94	$2,078
Cost of revenues	2,251	350	2,601
Gross (loss)	(267)	(256)	(523)
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	587	7,711	8,298
Depreciation, amortization and impairment	1,651	60	1,711
Interest expense, net of interest income	16	25	41
Loss from continuing operations before income taxes	$(2,521)	$(8,052)	$(10,573)
Segmented assets and capital expenditures
Property and equipment, net	$2,342	$209	$2,551
Intangible assets, net	$861	$786	$1,647
Capital expenditures	$104	$97	$201

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

Nine months ended December 31, 2017	Pioneer	Zest Labs	Total
Segmented operating revenues	$6,490	$94	$6,584
Cost of revenues	7,385	132	7,517
Gross (loss)	(895)	(38)	(933)
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	743	32,979	33,722
Depreciation, amortization and impairment	881	518	1,399
Interest expense, net of interest income and other expense	61	40	101
Loss from continuing operations before income taxes	$(2,580)	$(33,575)	$(36,155)

Capital expenditures	$235	$25	$260

Nine months ended December 31, 2016	Pioneer	Zest Labs	Total
Segmented operating revenues	$8,243	$116	$8,359
Cost of revenues	8,480	360	8,840
Gross profit (loss)	(237)	(244)	(481)
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	1,200	19,301	20,501
Depreciation, amortization and impairment	1,799	170	1,969
Interest expense, net of interest income and other expense	53	180	233
Loss from continuing operations before income taxes	$(3,289)	$(19,895)	$(23,184)

Capital expenditures	$227	$97	$324

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

NOTE 15: CONCENTRATIONS

During the nine months ended December 31, 2017 and 2016, the Company had three major customers, respectively, comprising 69% of revenue. A major customer is defined as a customer that represents 10% or greater of total sales. Additionally, the Company had four customers as of December 31, 2017 and March 31, 2017, respectively, with accounts receivable balances of 80% and 75% of the total accounts receivable at both dates.

In addition, during the nine months ended December 31, 2017 and 2016, the Company had one major vendor comprising 29% and 29% of purchases, respectively. A major vendor is defined as a vendor that represents 10% or greater of total purchases. Additionally, the Company had two vendors as of December 31, 2017 and March 31, 2017 with accounts payable balances of 28% and 62% respectively, of total accounts payable.

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
$3,786

The intangible assets represent customer lists that were being amortized over three years. The goodwill recognized reflected expected synergies from combining operations of Sable and the Company as well as intangible assets that did not qualify for separate recognition including polymer formulas and formulations. The goodwill is not expected to be deductible for tax purposes. The goodwill was not amortized but was tested for impairment. As a result of the impairment testing, the remaining balance of goodwill was written off, and the unamortized intangible assets were fully impaired. Since the acquisition, Sable has recorded $9,013 in revenues (net of intercompany elimination) and a loss of $5,653 that are both included in the consolidated results.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

The following table shows pro-forma results for the nine months ended December 31, 2016 as if the acquisition had occurred on April 1, 2016. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Sable and the Company.

Revenues	$8,860
Net loss attributable to controlling interest	$(23,816)
Net loss per share	$(0.67)

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

NOTE 17: SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company has issued 57 shares of common stock pursuant to stock awards granted from the 2013 Incentive Stock Plan and 10 shares of common stock pursuant to stock awards granted from the 2017 Omnibus Incentive Plan. The Company acquired 25 shares of common stock from employees in lieu of amounts required to satisfy minimum withholding requirements upon vesting of the employees’ stock.

On January 26, 2018, the Company received Board approval to submit a bid to purchase the assets of a beef processing operation in a sales process conducted under Section 363 of the U.S. Bankruptcy Code.  The bid would be subject to the receipt of competing offers from other potential bidders, financing and court approval.  The Company has not yet accepted any formal commitments to finance this offer and has not yet submitted a binding letter of intent to the bankruptcy court to offer to purchase the assets and has not yet entered into any agreements to finance an offer.

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

Sale of Eco3d

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,100 in cash and 560 shares of the Company’s common stock that were held by executives of Eco3d, which shares were canceled. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company reflected amounts relating to Eco3d as a disposal group classified as held for sale at March 31, 2017 and included them as part of discontinued operations for the nine months ended December 31, 2017 and 2016. Eco3d had been included in the Services segment, and segment disclosures no longer include amounts relating to Eco3d following the reclassification to discontinued operations. There will be no significant continuing involvement with Eco3d. Gain on the sale of $636 was recognized in the Company’s quarter ended June 30, 2017.

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

New Corporate Strategy

On September 26, 2017, the Company announced that its Board of Directors unanimously approved a new corporate strategy. The Company is transitioning from a diversified holding company into a company focused on its Zest Labs asset. The Company is exploring divesting all non-core holdings and will appropriate all proceeds toward working capital for Zest. The Company will be focusing on three separate areas: the primary focus will continue to be the commercialization of the Zest Fresh solution at both retailers and suppliers across the country and abroad. The next area will be on licensing, partnerships, or joint ventures to apply a branding of the Zest Fresh certification to various perishable consumer goods and products. The final area will be to identify any bolt-on technologies or operations that can be acquired to open up new sales and distribution channels for the Zest solution.

Description of Business

Ecoark Holdings operates through two wholly-owned operating subsidiaries, Ecoark and Magnolia Solar. Further, Ecoark has two operating subsidiaries: Zest Labs and Pioneer Products.

Zest Labs

Zest Labs offers freshness management solutions for food retailers and restaurants, growers, manufacturers and suppliers. It’s Zest Fresh solution is an autonomous, cloud-based post-harvest freshness management solution that improves delivered quality and reduces losses due to temperature handling and processing by 50% or more by intelligently matching customer freshness requirements with actual product freshness. It focuses on three primary value propositions – consistent food quality, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. Zest Labs’ Zest Delivery solution offers real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food.

Zest Labs was previously known as Intelleflex Corporation. Effective on October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services.

The Zest Fresh value proposition is to reduce fresh food loss by improving quality consistency. In the U.S. produce market, it is reported that roughly 30% of post-harvest fresh food is lost or wasted and therefore not consumed. Both fresh food producers and retailers bear significant expense when harvested food is either rejected due to early spoilage, or reduced in value due to early ripening. Zest Labs believes that a significant portion of this waste can be attributed to inconsistent quality or freshness based on variable post-harvest processing and handling. Fresh food producers and retailers manage food distribution and inventory based on the harvest date, with the assumption that all food harvested on the same day will have the same freshness. However, studies have shown that post-harvest handling can have a significant effect on the actual remaining freshness, and if not properly accounted for, can result in food loss or spoilage ahead of expectations. Zest Fresh empowers fresh food producers and retailers to significantly reduce the post-harvest loss by providing real-time guidance to process adherence, intelligent distribution and best handling practices, with a goal of providing significant financial savings to fresh food producers and retailers.

Zest Labs has developed the industry’s first freshness indicator called the Zest Intelligent Pallet Routing Code (“ZIPR Code”). The ZIPR code has three main components: Harvest Quality which sets total freshness capacity (for example, 12 days for strawberries), Handling Impact which reflects aging acceleration due to improper handling, and Future Handling which accurately reflects how the product will be handled (for example, store shelf temperature may be 40 degrees Fahrenheit instead of the ideal 34 degrees Fahrenheit).

Zest Fresh is offered to fresh food producers and retailers with pricing based on the number of pallets managed by Zest, typically from the field harvest through retail delivery. The Zest service includes a re-usable wireless Internet of Things (“IoT”) sensor device that travels with the pallet of fresh food from the field or processor through retail delivery, continuously collecting product condition data. The collected pallet product data is analyzed, using artificial intelligence-based predictive analytics in real time by the Zest Fresh cloud application, with the fresh food producers and retailers accessing data through Zest Fresh web and mobile applications. Zest Fresh provides workers with real-time feedback on the current handling or processing of each pallet, empowering best practice adherence to achieve maximum freshness. Zest Fresh also provides real-time updates as to actual product freshness for each pallet, enabling intelligent routing and inventory management of each pallet in a manner that ensures optimum delivered freshness. Zest also offers integrated blockchain support to grower and shipper customers via the Zest Fresh platform.

Zest Delivery manages prepared food delivery from the restaurant through to the customer. Zest Delivery manages the delivery container environment, both monitoring and controlling the product condition. The value of Zest Delivery is to manage prepared meals in an ideal state for consumption, while accommodating extended pre-staging or delivery times. Extended pre-staging times are associated with “instant delivery” services of prepared meals, where the meals are often pre-staged in a delivery area ahead of demand. While pre-staging enables fast demand response time, it can result in prepared meals being staged for extended periods, which can potentially impact quality, value and safety. Zest Delivery monitors and controls the delivery container environment to preserve the prepared meal in ideal, ready to consume condition. Zest Delivery also provides the dispatcher with real-time remote visibility to the condition of available meals and confirming quality prior to dispatch. Zest Delivery provides automated, real-time visibility for a very distributed fleet of drivers, reflecting prepared meal food safety, quality and availability. Zest Delivery is offered to meal delivery companies based on the quantity of delivery containers and frequency of use.

Zest Labs currently holds rights to 68 U.S. patents (four additional patents pending), numerous related foreign patents, and U.S. copyrights relating to certain aspects of its Zest software, hardware devices including Radio-Frequency Identification (“RFID”) technology, software, and services. In addition, Zest Labs has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services,” and the Zest, Zest Fresh and Zest Delivery logos, and numerous other trademarks and service marks. Many of Zest Labs’ products have been designed to include licensed intellectual property obtained from third-parties. Laws and regulations related to wireless communications devices in the jurisdictions in which Zest Labs operates and seeks to operate are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.

Although most components essential to Zest Labs’ business are generally available from multiple sources, certain key components including, but not limited to, microprocessors, enclosures, certain RFID or other wireless custom integrated circuits, and application-specific integrated circuits are currently obtained by Zest Labs from single or limited sources, principally in Asia.

Zest Labs is part of a very competitive industry that markets solutions to fresh food supply chain users, such as fresh food growers, producers and retailers. Many other companies that are both more established and command much greater resources compete in this market. While Zest Fresh and Zest Delivery offer new technical approaches and new user value, it remains uncertain if Zest Labs will gain sufficient adoption of its products to make them viable in the market. Further, it is unclear what industry competitors are developing that might address similar user needs. Zest Labs’ products provide a new approach for industry participants, and as with any new approach, adoption is uncertain as many in the industry can be slow to embrace new technology and/or new approaches. These market challenges can lead to extended sales cycles that may include extended pilot testing often at Zest Labs’ expense, for which the outcome remains unclear until the completion of each test. For these reasons, and others, forecasting new business adoption and future revenue can be very difficult and volatile.  However, the Company believes that Zest Fresh offers fresh food retailers an opportunity to differentiate their businesses in ways that the shipment of canned and boxed food products cannot, as competition in the grocery market continues to accelerate.

The acquisition of 440labs in May 2017 allowed Zest Labs to internally maintain its software development and information solutions for cloud, mobile, and IoT applications. 440labs had been a key development partner with Zest Labs for more than four years prior to the May 2017 acquisition, contributing its expertise in scalable enterprise cloud solutions and mobile applications.

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

Magnolia Solar

Magnolia Solar is principally engaged in the development and commercialization of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar believes that this technology has the potential to capture a larger part of the solar spectrum to produce high-efficiency solar cells and incorporates a unique nanostructure-based antireflection coating technology to possibly further increase the solar cell’s performance. If these goals are met, there is the potential of significantly reducing the cost per watt. Since its inception, Magnolia Solar has not generated material revenues or earnings as a result of its activities. In September 2017, the U.S. Air Force Research Laboratory awarded Magnolia Solar a fixed price contract for research that is expected to provide $150 in funding through April 2018. The first payments of $60 from this contract were received in the Company’s third quarter. Magnolia Solar currently holds 8 U.S. patents related to its technologies.

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

Sales and Marketing

We sell our products and services principally through direct sales efforts and the utilization of third-party agents. Zest Labs has marketing operations and programs for demand generation, public relations, and branding/messaging.

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest initiatives. Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $4,639 and $5,210 in the nine months ended December 31, 2017 and 2016, respectively, to develop its solutions and differentiate those solutions from competitive offerings. We incurred no capitalized software development costs in the nine months ended December 31, 2017 and 2016.

Intellectual Property

Ecoark Holdings and its subsidiaries have had 76 patents issued by the United States Patent and Trademark Office, and additional patent applications are currently pending.

RESULTS OF OPERATIONS

Overview

The discussion below addresses the Company’s operations and liquidity which were significantly impacted by the acquisitions of Sable in May 2016, 440labs in May 2017 and the sale of Eco3d in April 2017 as described above. No activity from 440labs and only eight months of activity from Sable are included in the 2016 results for the nine months ended December 31 as the Sable acquisition occurred May 3, 2016. Results from Eco3d are included as discontinued operations in the statements of operations. Therefore, Eco3d revenues and expenses are not included in the amounts and discussion of results of continuing operations below, except in the Net Loss summary.

Results of Continuing Operations for the Three Months Ended December 31, 2017 and 2016

Revenues, Cost of Revenues and Margins

The Company’s principal source of revenues in 2017 and 2016 was Pioneer Products’ sale of recycled plastic products and materials, which includes the sales of Sable, its wholly-owned subsidiary. Pioneer sales for the three months ended December 31, 2017 increased to $2,101 from $1,984 during the same period in 2016, an increase of $117 or 6% due primarily to a $400 or 29% increase in Sable’s product sales, offset by a $285 decrease in Pioneer’s sales of consumer trash cans made from recycled materials due to fewer promotions by a customer and a reduction in price per unit. Pioneer also had no service revenue in 2017 compared with $25 of service revenue in 2016.

Zest Labs generated revenue from a Zest Fresh project with a regional retailer in the third quarter of 2017 that will continue into the fourth quarter. Magnolia Solar also contributed revenue in the third quarter from a continuing contract with the U.S. Air Force Research Laboratory. Total revenue from these continuing projects were $74 in 2017 compared with revenue of $94 from sales of hardware to a retailer in 2016.

The Company’s cost of revenues for the three months ended December 31, 2017 and 2016 was also principally from Pioneer, including Sable. Cost of revenues for Pioneer of $2,372 in 2017 increased $121 from the same period in 2016, or 5%. The increase in cost of revenues resulted primarily from a $407 increase at Sable compared with the $400 increase in product sales as Sable continued efforts to improve its operations and control of costs. The increase in Sable’s cost of revenues was offset by decreases in Pioneer’s costs of sales of trash cans due principally to lower unit sales.

Resulting margins on overall Pioneer sales were negative 13% in 2017 or a gross loss of $271 compared to a gross loss of $267 or 13% in 2016. The decrease in margin in 2017 reflects the price decrease on trash cans and flat performance at Sable.

Operating Expenses

Operating expenses for the three months ended December 31, 2017 were $9,700 as compared to $10,009 for the same period in 2016. The decrease of $309 was primarily attributable to decreases in professional fees and consulting expenses and lower impairment charges than in 2016, offset by an increase in share-based compensation included in salaries and salary related costs. The Pioneer operational activities described above are charged with direct allocations for required home office support. Other operating expenses described below were allocated to the Zest Labs segment to reflect the considerable resources provided to Zest Labs.

Salaries and Salary Related Costs

Salaries and related costs for the three months ended December 31, 2017 were $6,580 compared to $2,719 for the three months ended December 31, 2016. The $3,861 increase was due to share-based compensation of $5,482 in 2017 compared to $1,453 in 2016 that did not require cash payments and higher salaries and related costs related to the acquisition of 440labs in May 2017, offset by decreased salary related costs at the holding company level.

The Company elected to make stock awards a significant part of the total compensation packages offered in order to provide incentives for employees without requiring cash expenditures at this stage of the Company’s development. This also aligns employee goals with those of stockholders. The 2017 cost was principally derived from options granted to certain employees in exchange for previously granted but unvested stock awards, including $3,286 of fair value adjustments to the new instruments and amortization of stock awards under the 2013 Incentive Stock Plan and under the 2017 Omnibus Incentive Plan. Total share-based employee compensation amounted to $5,482 in the quarter ended December 31, 2017. Under those award programs, the Company acquires shares of common stock from the employees in lieu of amounts required to satisfy minimum tax withholding requirements that result from the vesting of the employee’s stock. The cost of the awards is amortized over the expected service period of the employees.

The 2016 expense represented estimates of stock option expense related to the 2013 Incentive Stock Plan and the 2017 Omnibus Incentive Plan calculated using a Black-Scholes model, results of which can vary based on assumptions utilized. Additional information on equity expense can be found in Note 11 to the consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 718-10.

Professional Fees and Consulting

Professional fees and consulting expenses for the three months ended December 31, 2017 of $1,088 were down $1,811, or 62% from $2,899 incurred for the three months ended December 31, 2016. The $1,811 decrease was due primarily to consultant services associated with a pilot in 2016 that did not recur in 2017, offset by a $704 decrease in share-based compensation for services rendered.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2017 were $431 compared with $848 for the three months ended December 31, 2016. The 49% decrease was principally due to efforts to control general and administrative costs including travel and travel-related costs and investor relations in 2017.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the three months ended December 31, 2017 were $195 compared to $1,711 for the three months ended December 31, 2016 (net of $67 and $46 included in cost of product sales related to production equipment at Sable for 2017 and 2016, respectively). The $1,516 decrease primarily resulted from the full impairment of intangible assets of Sable of $1,562 in 2016, and the absence of amortization related to those fully impaired assets in 2017, offset by the amortization of the identifiable intangible assets related to the 440labs acquisition in 2017.

Research and Development

Research and development expense decreased $426 or 23% to $1,406 in the three months ended December 31, 2017 compared with $1,832 during the same period in 2016. These costs related to development of the Zest Fresh solution. Pilots of the solution expanded in 2017 and additional wages and development costs for research and development activities were incurred. These increases in 2017 were more than offset by the decrease in consulting costs related to the pilot in 2016 that did not recur in 2017. Significant research and development expenditures related to Zest Fresh are expected to continue.

Interest Expense

Interest expense, net of interest income, for the three months ended December 31, 2017 was $10 as compared to $41 for the three months ended December 31, 2016. The $31 decrease is the result of the retirement of $2,327 of debt during the three-month transition period ended March 31, 2017. The only debt now outstanding is $600 of convertible notes with an annual interest rate of 10%.

Net Loss

Net loss for the three months ended December 31, 2017 was $10,017 as compared to $10,573 for the three months ended December 31, 2016. The $556 decrease in net loss was primarily due to the $4,029 increase in non-cash share-based compensation, which was more than offset by the $1,811 decrease in professional fees and $426 decrease in research and development. As described in Note 13 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $85,993 at December 31, 2017 that can potentially be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements, and no tax benefit has been accrued for either continuing or discontinued operations.

Results of Continuing Operations for the Nine Months Ended December 31, 2017 and 2016

Revenues, Cost of Revenues and Margins

The Company’s principal source of revenues in 2017 and 2016 was Pioneer Products’ sale of recycled plastic products and materials, which includes the sales of Sable, its wholly-owned subsidiary. Pioneer sales for the nine months ended December 31, 2017 decreased to $6,490 from $8,243 during the same period in 2016, a decrease of $1,753 or 21% due primarily to Sable’s decrease of $1,134 as lower sales in the first six months outweighed the $400 increase in the third quarter. Sable did not engage in brokerage sales in 2017 which contributed $828 to sales in 2016. Pioneer had a $595 decrease in sales of consumer trash cans made from recycled materials due to a unit price decrease and fewer promotions by a customer.

Zest Labs generated its first Software as a Service (“SaaS”) revenue associated with deploying the Zest Fresh solution to multiple growers of fresh produce during the three months ended September 30, 2017. Other 2017 revenue includes a continuing project with a regional retailer in the quarter ended December 31, 2017 and small amounts of revenue from hardware sales in the first quarter. Magnolia Solar contributed $60 of revenue from the U.S. Air Force contract.

The Company’s cost of revenues for the nine months ended December 31, 2017 and 2016 was also principally from Pioneer, including Sable. Cost of revenues for Pioneer of $7,385 in 2017 decreased $1,095 from the same period in 2016, or 13%. The decrease in cost of revenues resulted primarily from Sable due to the elimination of brokerage sales and related costs and to the restructure of its customer base and associated restructure of its vendor base in 2017.

Gross loss on Pioneer sales was $895 in 2017 compared to $237 in 2016. The margin decrease in 2017 reflects lower sales volumes that prevented Sable from covering fixed overhead costs offset by a $29 improvement in margin from trash can sales.

Operating Expenses

Operating expenses for the nine months ended December 31, 2017 were $35,121 as compared to $22,470 for the same period in 2016. The increase of $12,651 was primarily attributable to the increase in operating expenses for our Zest Labs segment, including share-based compensation in 2017. The Pioneer Products operational activities described above are charged with direct allocations for required home office support. Other operating expenses described below were allocated to the Zest Labs segment to reflect the considerable resources provided to Zest Labs.

Salaries and Salary Related Costs

Salaries and related costs for the nine months ended December 31, 2017 were $23,781 compared to $5,607 for the nine months ended December 31, 2016. The $18,174 increase was almost entirely due to share-based compensation of $20,199 in 2017 compared to $2,330 in 2016 that did not require cash payments and salaries and related costs associated with the acquisition of 440labs in May 2017.

The Company elected to make stock awards a significant part of the total compensation packages offered in order to provide incentives for employees without requiring cash expenditures at this stage of the Company’s development. This also aligns employee goals with those of stockholders. The 2017 cost was principally derived from options granted to certain employees in exchange for previously granted but unvested stock awards, including $3,286 of fair value adjustments to the new instruments and amortization of stock awards under the 2013 Incentive Stock Plan and the 2017 Omnibus Incentive Plan. Total share-based compensation amounted to $20,199 in the nine months ended December 31, 2017. Under those award programs, the Company acquires shares of common stock from the employees in lieu of amounts required to satisfy minimum tax withholding requirements that result from the vesting of the employee’s stock and the Company issues shares of Company stock to employees’ accounts and has engaged a broker dealer to “sell to cover” a sufficient number of shares from the employees’ accounts to cover the required taxes related to the income attributable to the employees. The cost of the awards is amortized over the expected service period of the employees. In addition to these costs, $1,500 of non-cash share-based compensation was expensed in 2017 related to shares issued upon the execution of employment agreements with employees of 440labs when that entity was acquired in May 2017 and those individuals became employees of Zest Labs.

The 2016 expense represented estimates of stock option expense calculated using a Black-Scholes model, results of which can vary based on assumptions utilized. Additional information on equity expense can be found in Note 11 to the consolidated financial statements, which complies with critical accounting policies driven by FASB ASC 718-10.

Professional Fees and Consulting

Professional fees and consulting expenses for the nine months ended December 31, 2017 of $3,829 were down $3,911, or 51% from $7,740 incurred for the nine months ended December 31, 2016. The decrease was due primarily to $2,500 of non-cash share-based compensation to investment and legal advisors in 2016 related to the Merger described in Note 1 to the consolidated financial statements and consulting services associated with a Zest pilot in 2016, partially offset by the accelerated amortization of share-based compensation in 2017 previously recorded as a prepaid asset but expensed upon termination of a contract with a consultant engaged by the Company, along with additional share-based compensation for a small number of consultants.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended December 31, 2017 were $1,473 compared with $1,944 for the nine months ended December 31, 2016. The $471 and 24% decrease was principally due to efforts to control general and administrative costs, including travel, occupancy and equipment costs.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the nine months ended December 31, 2017 were $1,399 compared to $1,969 for the nine months ended December 31, 2016 (net of $227 and $193 included in cost of product sales related to production equipment at Sable for 2017 and 2016, respectively). The $570 and 29% decrease primarily resulted from the impairment of intangible assets at Sable in 2016 and the acquisition of 440labs in May 2017 and the amortization of the related identifiable intangible assets for the period subsequent to the May 23, 2017 acquisition.

Research and Development

Research and development expense decreased $571 or 11% to $4,639 in the nine months ended December 31, 2017 compared with $5,210 during the same period in 2016. These costs related to development of the Zest Fresh solution. Pilots of the solution expanded in 2017 and additional wages and development costs for research and development activities were incurred. These increases were more than offset by consulting costs related to the pilot in 2016 that did not recur in 2017. Significant research and development expenditures related to Zest Fresh are expected to continue.

Other Expense

Interest expense, net of interest income, for the nine months ended December 31, 2017 was $40 as compared to $208 for the nine months ended December 31, 2016. The $168 decrease is the result of the retirement of $2,327 of debt during the three-month transition period ended March 31, 2017. The only debt now outstanding is $600 of convertible notes with an annual interest rate of 10%. Other expense also included losses on retirement of assets of $61 in 2017 principally at Sable and $25 in 2016 at Zest.

Net Loss

Net loss attributable to controlling interest for the nine months ended December 31, 2017 was $35,593 as compared to $23,124 for the nine months ended December 31, 2016. The $12,469 increase in net loss was primarily due to the $17,869 increase in non-cash share-based compensation included in salary and salary related costs, offset by decreases in professional fees and consulting of $3,911, research and development expenses of $571, depreciation, amortization and impairment expenses of $570, selling, general and administrative expenses of $471 and other expenses of $132 and an unfavorable change from income from discontinued operations of $176 in 2016 to a $57 loss from discontinued operations in 2017, offset by the $636 gain from the sale of Eco3d. As described in Note 13 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $85,993 at December 31, 2017 that can potentially be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements, and no tax benefit has been accrued for either continuing or discontinued operations.

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

At December 31, 2017 and March 31, 2017, we had cash and short-term investments of $3,176 and $8,648, respectively. Working capital of $4,883 at December 31, 2017 compared unfavorably with working capital of $11,144 at March 31, 2017. The decrease in working capital was principally due to net cash used in operating activities of $14,911, amortization of prepaid expenses, and reclassification of $600 of convertible notes from long-term to current offset by the May 2017 issuance of common stock to institutional investors for $9,106 net of expenses and the $2,100 proceeds from the sale of Eco3d. The Company is dependent upon raising additional capital from future financing transactions until such time that cash flow from operations is positive. The Company disclosed its intention to raise up to a cumulative amount of $80,000 pursuant to its shelf registration filed with the SEC (approximately $23,000 has been raised with $57,000 remaining through August 2019). There can be no assurance that the Company will have met the SEC’s Form S-3 eligibility requirements to use its shelf registration.

Net cash used in operating activities was $14,911 in the nine months ended December 31, 2017, as compared to net cash used in operating activities of $12,265 in the same period in 2016. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments.

Net cash provided by investing activities in the nine months ended December 31, 2017 was $839 reflecting the $2,100 proceeds from the sale of Eco3d, offset by $1,001 purchases of certificates of deposit and $260 of capital expenditures. In the nine months ended December 31, 2016, investing activities consisted of $674 of capital expenditures (including $140 for discontinued operations), a $600 advance to Sable prior to the acquisition and net purchases of $2,008 of certificates of deposit.

Net cash provided by financing activities in the nine months ended December 31, 2017 was $7,599 as a result of the issuance of stock for $9,106 net of expenses offset by the purchase of $1,507 of treasury shares of common stock acquired from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon vesting of the employees’ stock. In the nine months ended December 31, 2016, $7,935 net cash was provided by financing activities, notably $7,793 in proceeds from the issuance of common stock net of fees and $487 from the exercise of warrants offset by net repayments of debt of $845.

At December 31, 2017, $600 of Ecoark Holdings’ convertible notes payable are due in July 2018. Future minimum lease payments required under operating leases by fiscal year are as follows : 2018 - $164, 2019 - $578, 2020 - $496, and 2021 - $386. Other less significant commitments and contingencies are disclosed in Note 12 to the consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, and March 31, 2017, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2017, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were not effective given the identification of two material weaknesses in controls.

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

We have advised our audit committee of two material weaknesses in internal control. The first weakness relates to inadequate segregation of duties consistent with control objectives. In an effort to reduce expenses, the Company reduced its accounting and administrative staff at the parent company level to the extent that achieving desired control objectives were deemed at risk. The Company has plans to remediate this risk by centralizing accounting and administrative functions at the parent company.

The second weakness relates to violations of the Company’s delegation of authority and related policies that were established and approved by the board of directors. The Company has plans to work with the board and board committees to communicate and reemphasize Company policies including the delegation of authority to reduce the risk of errors or omissions that could result in inaccurate or incomplete disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the matters described in the evaluation above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the quarter ended December 31, 2017, which were not registered under the Securities Act of 1933, as amended.

The following table contains information regarding shares of common stock withheld from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon vesting of the employees’ stock during the three months ended December 31, 2017. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

(Number of shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares That May Yet Be Purchased

October 1, 2017 to October 31, 2017	42	$2.65
November 1, 2017 to November 30, 2017	51	$2.49
December 1, 2017 to December 31, 2017	204	$2.39

(1)	The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Employment Agreement by and between Ecoark Holdings, Inc. and Jay Puchir
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecoark Holdings, Inc.
(Registrant)

Date: February 9, 2018	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2018	By:	/s/ JAY OLIPHANT
Jay Oliphant
Principal Financial and Accounting Officer

