Form 10-K
period 2018-03-31
Ecoark Holdings, Inc.
filed 2018-06-28
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $97,114,371.

As of June 25, 2018, there were 48,972,306 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

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

Item 1 Business

Overview

Ecoark Holdings is a Nevada corporation incorporated on November 19, 2007 that has developed over the years through key acquisitions described below and organic growth. Ecoark Holdings is an innovative AgTech company focused on solutions that reduce food waste and improve delivered freshness and product margins for fresh and perishable foods for a wide range of organizations including growers, processors, distributors and retailers. Ecoark Holdings addresses this through its wholly-owned subsidiary, Ecoark, Inc. (“Ecoark”) and Ecoark’s subsidiary: Zest Labs, Inc. (“Zest Labs” or “Zest”). The Company has committed to a plan to focus its business on Zest Labs and divest non-core assets that include key assets of Pioneer Products, LLC (“Pioneer Products” or “Pioneer”) and Magnolia Solar, Inc. (“Magnolia Solar”). Those assets are reported as held for sale and their operations are reported as discontinued operations in the consolidated financial statements. The subsidiary Eco3d, LLC (“Eco3d”) was sold on April 14, 2017 and is also reported as held for sale and discontinued operations in the consolidated financial statements. The Company has 24 employees of continuing operations and 19 employees of discontinued operations as of the date of this filing.

Our principal executive offices are located at 3333 S. Pinnacle Hills Parkway, Suite 220, Rogers, Arkansas 72758, and our telephone number is (479) 259-2977. Our website address is http://ecoarkusa.com/. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of this report.

Reverse Acquisition/Merger

On January 29, 2016, Ecoark Holdings (previously Magnolia Solar Corporation – “MSC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ecoark. Pursuant to the Merger Agreement, Ecoark merged with and became a subsidiary of Ecoark Holdings (the “Merger”). Ecoark and Magnolia Solar continue as the legal subsidiaries and businesses of Ecoark Holdings.

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

Description of Business

Ecoark Holdings’ continuing operations focus on solutions offered by Zest Labs. The Company expects to divest the key assets and operations of Pioneer and Magnolia Solar by the end of its second fiscal quarter, September 30, 2018.

Zest Labs

Zest Labs offers shelf-life and freshness management solutions for food retailers and restaurants, growers, processors, manufacturers and suppliers. Its Zest Fresh solution is a cloud-based freshness management solution for proteins and post-harvest produce that improves delivered freshness. Zest Fresh increases product margins by reducing post-harvest temperature-related losses for retailers by 50% or more. Zest Fresh intelligently matches customer freshness requirements with actual dynamic product freshness. Zest Fresh focuses on four primary value propositions – operational efficiency, consistent food freshness, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving freshness consistency through best practice adherence at the pallet level. Zest Labs’ Zest Delivery solution offers real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Zest Labs was previously known as Intelleflex Corporation. Effective October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services.

The Zest Fresh value proposition is to reduce fresh food loss by improving delivered quality consistency. In the U.S. produce market, it is reported that approximately 30% of post-harvest fresh food is wasted and therefore not consumed. Both fresh food producers and retailers bear significant expense when harvested or processed food is either rejected due to early spoilage or reduced in value due to early ripening. Zest Labs believes that a significant portion of this waste can be attributed to inconsistent quality and/or freshness based on variable post-harvest processing and handling. Fresh food producers and retailers manage food distribution and inventory based on the harvest date or processing date, with the assumption that all food harvested or produced on the same day will have the same remaining freshness or shelf-life. However, studies have shown that post-harvest or post-processing handling can have a significant effect on the actual remaining freshness, and if not properly accounted for, can result in food loss or spoilage ahead of expectations which leads to waste and impacts product margins and profitability for retailers. Zest Fresh empowers fresh food producers, processors, distributors and retailers to significantly reduce the post-harvest or post-processing loss by providing real-time guidance to process adherence, and intelligent distribution and best handling practices thereby providing significant savings to fresh food producers, processors and retailers.

Zest Labs has developed the industry’s first freshness metric: the Zest Intelligent Pallet Routing (“ZIPR”) Code. The ZIPR Code has three main components that are applied to each individual pallet of product: Harvest Quality which sets total freshness capacity (for example, 12 days for strawberries), Handling Impact which reflects aging acceleration due to improper handling, and Future Handling which accurately reflects how the product will be handled (for example, store shelf temperature may be 40 degrees Fahrenheit instead of the ideal 34 degrees Fahrenheit). The ZIPR Code can then be used for intelligent pallet routing to ensure that each delivered pallet meets or exceeds the retailer’s freshness requirements.

Zest Fresh is offered to fresh food producers and retailers with pricing based on the number of pallets managed by Zest Fresh, typically from the field harvest through retail delivery. The Zest Fresh solution includes a re-usable wireless Internet of Things (IoT) condition sensor that travels with the pallet of fresh food from the field or processing through retail delivery, continuously collecting product condition data. The collected pallet-level product data is analyzed in real-time by the Zest Fresh cloud application, with the fresh food producers and retailers accessing data through Zest web and mobile applications. Zest Fresh provides workers with real-time feedback on the current handling or processing of each pallet, empowering best practice adherence to achieve maximum freshness. Zest Fresh provides dynamic updates as to actual product freshness for each pallet, enabling intelligent pallet routing and inventory management of each pallet in a manner that ensures optimum delivered freshness. Zest Fresh also offers integrated blockchain support to grower and shipper customers via the Zest Fresh platform.

The Zest Delivery solution helps to manage prepared food delivery from the restaurant through to the customer. Zest Delivery manages the delivery container environment by both monitoring and controlling the product condition. The value of Zest Delivery is to manage prepared meals in an ideal state for consumption, while accommodating extended pre-staging or delivery times. Extended pre-staging times are associated with “instant delivery” services of prepared meals, where the meals are often pre-staged in a delivery area ahead of demand. While pre-staging enables fast demand response time, it can result in prepared meals being staged for extended periods. Zest Delivery monitors and controls the delivery container environment to preserve the prepared meal in ideal, ready to consume condition. Zest Delivery also provides the dispatcher with real-time remote visibility to the condition of available meals and confirming quality prior to dispatch. Zest Delivery provides automated, real-time visibility for a very distributed fleet of drivers, reflecting prepared meal food safety, quality and availability. Zest Delivery is offered to restaurants and meal delivery companies based on the quantity of delivery containers and frequency of use.

Zest Labs currently owns 67 issued U.S. patents (with additional patents pending), numerous related foreign patents, and U.S. copyrights relating to certain aspects of its Zest Labs’ software, hardware devices including Radio-Frequency Identification (“RFID”) technology, software, and services. In addition, Zest Labs has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services,” and the Zest logo, and numerous other trademarks and service marks. Many of Zest Labs’ products have been designed to include licensed intellectual property obtained from third-parties. Laws and regulations related to wireless communications devices in the jurisdictions in which Zest Labs operates and seeks to operate are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.

Although most components essential to Zest Labs’ business are generally available from multiple sources, certain key components including, but not limited to, microprocessors, enclosures, certain RFID custom integrated circuits, and application-specific integrated circuits are currently obtained by Zest Labs from single or limited sources, principally in Asia.

Zest Labs is part of a very competitive industry that markets solutions to cold/fresh food supply chain users, such as fresh food growers, meat processors, distributors and retailers. Many other companies that are both more established and command much greater resources compete in this market. While Zest Fresh and Zest Delivery offer new technical approaches and new user value, it remains uncertain if Zest Labs will gain sufficient adoption of its products to make them viable in the market. Further, it is unclear what industry competitors are developing that might address similar user needs. Zest Labs’ products provide a new approach for industry participants, and as with any new approach, adoption is uncertain as many in the industry can be slow to embrace new technology and/or new approaches. These market challenges can lead to extended sales cycles that may include extended pilot testing, sometimes at Zest Labs’ expense, for which the outcome remains unclear until the completion of each test. For these reasons, and others, forecasting new business adoption and future revenue can be very difficult and volatile.  However, the Company believes that Zest Fresh offers fresh food growers, processors, shippers, distributors and retailers an opportunity to differentiate their businesses in ways that the shipment of canned and boxed food products cannot, as competition and changes in market dynamics in the grocery market continues to accelerate.

The acquisition of 440labs in May 2017 allowed Zest Labs to internally maintain its software development and information solutions for cloud, mobile, and IoT applications. 440labs has been a key development partner with Zest Labs for more than four years, contributing its expertise in scalable enterprise cloud solutions and mobile applications.

Pioneer Products

Pioneer Products is located in Rogers, Arkansas and is involved in the selling of recycled plastic products and other products. It sells to the world’s largest retailer. Pioneer Products recovers plastic waste from retail supply chains and converts the reclaimed material into new consumer products which completes a closed loop and reduces waste sent to landfills. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC (“Sable”) in a stock transaction on May 3, 2016. Since that date, Sable’s results have been included with Pioneer Products. In May 2018 the Ecoark Holdings Board of Directors (“Board”) approved a plan to sell Pioneer and Sable. The sale is expected to be completed by September 30, 2018. Relevant assets and liabilities are classified as held for sale and operations are classified as discontinued in the consolidated financial statements.

Magnolia Solar

Magnolia Solar is located in Woburn, Massachusetts and is principally engaged in the development and commercialization of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar was a subsidiary of MSC that merged with Ecoark on March 24, 2016 to create Ecoark Holdings and continues as a subsidiary of Ecoark Holdings. In May 2018 the Ecoark Holdings Board approved a plan to sell Magnolia Solar, which is expected to be completed by September 30, 2018. Relevant assets and liabilities are classified as held for sale and operations are classified as discontinued in the consolidated financial statements.

Competition

The Company’s subsidiaries operate in markets for products and services that are highly competitive and face aggressive competition in all areas of their business.

The market for cloud-based, real-time supply chain analytic solutions—the market in which Zest Labs competes—is rapidly evolving. There are several competitors with competing technologies, including companies that have greater resources than Ecoark Holdings, which operate in this space. Some of these companies have brand recognition, established customer relationships, and own the manufacturing process.

Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products/services compete favorably by offering integrated solutions to their customers. The Company has incurred research and development expenses of $5,576 and $6,434 in the years ended March 31, 2018 and 2017, respectively, to develop its solutions and differentiate those solutions from competitive offerings. Research and development expenses of $1,235 were incurred in the three months ended March 31, 2017 and $5,979 and $2,801 were incurred in the years ended December 31, 2016 and 2015, respectively.

Item 1A. Risk Factors

There are numerous risks affecting our business, many of which are beyond our control. An investment in our common stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment. If any of the following risks actually occur, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment. In addition to the risks outlined below, risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations.

Potential risks and uncertainties that could affect our operating results and financial condition include, without limitation, the following:

RISK FACTORS RELATING TO OUR OPERATIONS

We have experienced losses since our founding. A failure to obtain profitability and achieve consistent positive cash flows would have a significant adverse effect on our business.

We have incurred operating losses since our inception, including a reported net loss of $42,152 for the year ended March 31, 2018. Net cash used in operating activities for the year ended March 31, 2018 was $17,643. We expect to continue to incur operating losses through at least the fiscal year ended March 31, 2019. As of March 31, 2018, we had cash of $3,730, working capital of $3,261, and an accumulated deficit of $112,381. To date, we have funded our operations principally through the sale of our capital stock and debt instruments. We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We require additional financing to support our operations. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new equity financing could have a substantial dilutive effect on our existing stockholders.

As of March 31, 2018, we had cash of $3,730, working capital of $3,261, and an accumulated deficit of $112,381. While cash provided by an offering of our common stock in the year ended March 31, 2018 was $12,693, net of fees, we will need to raise additional capital and our cash position may decline in the future. We may not be successful in maintaining an adequate level of cash resources. We continue to seek additional debt or equity financing in order to support our growing operations. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders. If we cannot obtain additional financing, we will not be able to achieve the sales growth that we need to cover our costs, and our results of operations would be negatively affected.

Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. The Company, specifically Zest Labs, is engaged in discussions with potential customers to significantly increase revenues and expand operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

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

Recent sales have been highly concentrated with a few major customers, and loss of a major customer would have a significant adverse effect on our business.

As disclosed in our consolidated financial statements, sales to major customers represent significant percentages of total sales. Such a loss could have a significantly negative impact on our business and cash flows.

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

Undetected errors or failures in our software, products or services could result in loss or delay in the market acceptance for our products or lost sales.

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

Additionally, some of our services and products are designed for corporate customers, which requires us to maintain a sales force that understands the needs of these customers, engages in extensive negotiations and provides support to complete sales. If we do not successfully market our services and products to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our common stock to decline.

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

Our success will depend to a significant degree upon the continued contributions of our key management, engineering and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Randy May, our Chief Executive Officer, and Peter Mehring, President of Zest Labs. If Messrs. May or Mehring, or any other key members of our management team, leave our employment, our business could suffer and the share price of our common stock could decline.

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

The Company currently holds rights to patents and copyrights relating to certain aspects of its solar panel technology, RFID technology, software, and services. In addition, the Company has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services”, the Zest logo, and numerous other trademarks and service marks. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel. Loss of a significant number of licenses may have an adverse effect of the Company’s operations.

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

The Company relies on licenses to third-party patents and intellectual property, and the Company’s future results could be materially adversely affected if it is alleged or found to have infringed intellectual property rights.

Many of Zest Labs’ products are designed to use third-party intellectual property, and it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods. Although the Company believes that, based on past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms, there is no assurance that the necessary licenses would be available on acceptable terms or at all.

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

The inability to obtain certain components could adversely impact the Company’s ability to deliver on its contractual commitments which could negatively impact operations and cash flows.

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including, but not limited to, microprocessors, enclosures, certain RFID custom integrated circuits, and application-specific integrated circuits are currently obtained by the Company from single or limited sources. Some key components, while currently available to the Company from multiple sources, are at times subject to industry-wide availability constraints and pricing pressures. If the supply of a key or single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delayed shipment of completed products to the Company, the Company’s ability to ship related products in desired quantities, and in a timely manner, could be adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if suppliers were to decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements. The Company attempts to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. Consistent with industry practice, the Company acquires components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. However, adverse changes in the supply chain of the Company’s vendors may adversely impact the supply of key components.

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

We have a total of 100,000 shares of common stock and 5,000 shares of preferred stock authorized for issuance. As of June 25, 2018, we have 48,972 shares of common stock issued and outstanding and no preferred shares issued or outstanding. As of June 25, 2018, we had 40,380 shares of common stock and 5,000 shares of preferred stock available for issuance. Further, out of the 40,380 unissued shares of common stock, as of June 25, 2018, we have unexercised options for 7,023 shares and 129 shares that may be issued pursuant to unvested stock awards. Up to 111 shares may be issued related to conversion of convertible notes and 10,577 shares upon the exercise of warrants. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock would result in a significant reduction of the percentage interest of existing or future investors. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

We effected our 1-for-250 reverse stock split on March 18, 2016. However, we cannot assure you that we will be able to comply with the minimum price requirements or minimum equity levels for a listing on a national securities exchange.

We effected our 1-for-250 reverse stock split on March 18, 2016, with the intent to list our common stock on a national securities exchange. We effectuated the reverse stock split in order to achieve the requisite increase in the market price of our common stock to be in compliance with certain minimum price requirements. We cannot assure you that the market price of our common stock or our stockholders’ equity will remain at the levels required for continuing compliance with the requirements. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock or stockholders’ equity and jeopardize our ability to maintain minimum price and equity requirements of a national securities exchange.

There may not be an active market for shares of our common stock.

Our common stock is quoted on the OTCQX which is maintained by the OTC Market Group Inc. under the symbol “ZEST”. However, no assurance can be given that an active trading market for our common stock will further develop and continue. As a result, it may become more difficult to purchase, dispose of and obtain accurate quotations as to the value of our common stock. If we are unable to achieve a listing on a national securities exchange, our common stock would continue to trade on the OTCQX.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. It currently leases office and production space at the following locations: Rogers, Arkansas; Flowery Branch, Georgia; San Jose, California; and Woburn, Massachusetts. The Flowery Branch location is a manufacturing facility that contains extrusion and other equipment. The other locations are principally office facilities located in office buildings or office parks. The current property leases are considered adequate for operations and do not extend beyond five years. Only the Rogers, Arkansas and San Jose, California facilities are considered part of continuing operations. Key assets at the other locations are classified as assets held for sale, and the leases are expected to be assigned to the purchasers of the assets or entities held for sale and included in discontinued operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was traded on the over the counter market from February 6, 2010 until April 21, 2016, under the symbol “MGLT”. From April 22, 2016, until December 11, 2016, our common stock traded on the OTCQB market under the symbol “EARK”. On December 12, 2016, our common stock moved to the OTCQX market where it continued to trade under the “EARK” symbol until November 29, 2017. On November 30, our ticker symbol changed to “ZEST” and our common stock continued to trade on the OTCQX market.

The following table sets forth the high and low prices for our common stock for the calendar quarters indicated (not our fiscal quarters), as reported by the OTCQB/QX. These prices have been retroactively adjusted for the reverse 1-for-250 stock split that occurred on March 18, 2016, in accordance with Staff Accounting Bulletin (“SAB”) Topic 4:C.

2018	HIGH	LOW
First Quarter	$2.45	$1.25
Second Quarter (through June 25)	$1.97	$0.90

2017	HIGH	LOW
First Quarter	$7.95	$3.70
Second Quarter	$5.50	$3.26
Third Quarter	$4.15	$2.65
Fourth Quarter	$3.10	$2.00

2016	HIGH	LOW
First Quarter	$18.00	$8.65
Second Quarter	$22.00	$12.00
Third Quarter	$21.00	$7.00
Fourth Quarter	$9.25	$4.48

2015	HIGH	LOW
First Quarter	$12.50	$3.75
Second Quarter	$17.53	$5.00
Third Quarter	$6.50	$3.75
Fourth Quarter	$15.00	$2.50

Holders

As of June 25, 2018, the last reported sales price reported on the OTC Markets Inc. for our common stock was $1.51 per share. As of the date of this filing, we had approximately 808 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Island Stock Transfer, located at 15550 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended March 31, 2018 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

	Twelve months ended		Three months ended		Twelve months ended
(Dollars in thousands, except per share data)	March 31, 2018	March 31, 2017	March 31, 2017	March 31, 2016	December 31, 2016	December 31, 2015	December 31, 2014
				(unaudited)

Revenues	$558	$132	$15	$1	$118	$59	$134
Loss from continuing operations	$(38,585)	$(27,650)	$(7,263)	$(2,223)	$(22,621)	$(10,665)	$(5,010)
Loss from continuing operations per share	$(0.85)	$(0.75)	$(0.19)	$(0.08)	$(0.67)	$(0.36)	$(0.09)
Total assets	$12,447	$20,241	$20,241	$12,527	$13,298	$5,208	$6,649
Long-term debt	$-	$600	$600	$-	$642	$-	$3,282

The above selected financial data is presented on a basis consistent with the consolidated financial statements in this annual report. As described in this report and in those financial statements, operations of Pioneer Products, Sable, Magnolia Solar and Eco3d have been reclassified to discontinued operations for all periods presented.

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

OVERVIEW

Ecoark Holdings, Inc.

Ecoark Holdings is a Nevada corporation incorporated on November 19, 2007 that has developed over the years through key acquisitions described below and organic growth. Ecoark Holdings is an innovative AgTech company focused on solutions that reduce food waste and improve delivered freshness and product margins for fresh and perishable foods for a wide range of organizations including growers, processors, distributors and retailers. Ecoark Holdings addresses this through its wholly-owned subsidiary, Ecoark, Inc. (“Ecoark”) and Ecoark’s subsidiary: Zest Labs, Inc. (“Zest Labs” or “Zest”). The Company has committed to a plan to focus its business on Zest Labs and divest non-core assets that include key assets of Pioneer Products, LLC (“Pioneer Products” or “Pioneer”) and Magnolia Solar, Inc. (“Magnolia Solar”). Those assets are reported as held for sale and their operations are reported as discontinued operations in the consolidated financial statements. The subsidiary Eco3d, LLC (“Eco3d”) was sold on April 14, 2017 and is also reported as held for sale and discontinued operations in the consolidated financial statements. The Company has 24 employees of continuing operations and 19 employees of discontinued operations as of the date of this filing.

Corporate Strategy

On September 26, 2017, the Company announced that its Board of Directors unanimously approved a new corporate strategy. The Company is transitioning from a diversified holding company into a company focused on its Zest Labs asset. The Company is in the process of divesting all non-core holdings and will appropriate all proceeds toward working capital for Zest. In May 2018 the Ecoark Holdings Board approved a plan to sell key assets of Pioneer (including the assets of Sable) and Magnolia Solar. The sales are expected to be completed by September 30, 2018. Relevant assets and liabilities are classified as held for sale and operations are classified as discontinued in the consolidated financial statements. Letters of intent regarding the sale of Sable, Pioneer and Magnolia were received in May, and the Company expects to complete the sales no later than September 30, 2018. The Company will be focusing on three separate areas: the primary focus will continue to be the commercialization of the Zest Fresh solution at both retailers and suppliers across the country and abroad. The next area will be on licensing, partnerships, or joint ventures to apply a branding of the Zest Fresh certification to various perishable consumer goods and products. The final area will be to identify any bolt-on technologies or operations that can be acquired to open up new sales and distribution channels for the Zest solution.

Acquisition of 440 Labs

On May 18, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”) with Zest Labs, 440labs, Inc., a Massachusetts corporation (“440labs”), SphereIt, LLC, a Massachusetts limited liability company (“SphereIt”) and three of 440labs’ executive employees. Pursuant to the Exchange Agreement, on May 23, 2017 the Company acquired all of the shares of 440labs in exchange for 300 shares of the Company’s common stock issued to SphereIt. 440labs is a cloud and mobile software developer which is now a subsidiary of Zest Labs. 440labs’ three executive employees signed employment agreements pursuant to which each of the three executive employees received 100 shares of the Company’s common stock and became employed by Zest Labs. One of those employees resigned, and that position was filled with a new employee.

Description of Business

Zest Labs

Zest Labs offers freshness management solutions for food retailers and restaurants, growers, manufacturers, distributors and suppliers. Its Zest Fresh solution is a cloud-based post-harvest shelf-life and freshness management solution that improves delivered freshness of products and reduces post-harvest losses at the retailer due to temperature handling and processing by 50% or more by intelligently matching customer freshness requirements with actual product freshness. It focuses on four primary value propositions – operational efficiency, consistent food freshness, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. Zest Labs also offers its Zest Delivery solution that provides real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food.

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

Zest Labs has developed the industry’s first freshness metric called the Zest Intelligent Pallet Routing Code (“ZIPR Code”). The ZIPR Code has three main components: Harvest Quality which sets total freshness capacity (for example, 12 days for strawberries), Handling Impact which reflects aging acceleration due to improper handling, and Future Handling which accurately reflects how the product will be handled (for example, store shelf temperature may be 40 degrees Fahrenheit instead of the ideal 34 degrees Fahrenheit).

Zest Fresh is offered to fresh food producers, processors, distributors and retailers with pricing based on the number of pallets managed by Zest Fresh, typically from the field harvest through retail delivery. The Zest Fresh service includes a re-usable wireless Internet of Things (“IoT”) condition sensor that travels with the pallet of fresh food from the field or processor through retail delivery, continuously collecting product condition data. The collected pallet product data is analyzed, using artificial intelligence-based predictive analytics in real time by the Zest Fresh cloud application, with the fresh food producers and retailers accessing data through Zest Fresh web and mobile applications. Zest Fresh provides workers with real-time feedback on the current handling or processing of each pallet, empowering best practice adherence to achieve maximum freshness. Zest Fresh also provides dynamic updates as to actual product freshness for each pallet, enabling intelligent routing and inventory management of each pallet in a manner that ensures optimum delivered freshness. Zest also offers integrated blockchain support to grower and shipper customers via the Zest Fresh platform.

Zest Labs’ Zest Delivery solution helps to manage prepared food delivery from the restaurant through to the customer. Zest Delivery manages the delivery container environment, both monitoring and controlling the product condition. The value of Zest Delivery is to manage prepared meals in an ideal state for consumption, while accommodating extended pre-staging or delivery times. Extended pre-staging times are associated with “instant delivery” services of prepared meals, where the meals are often pre-staged in a delivery area ahead of demand. While pre-staging enables fast demand response time, it can result in prepared meals being staged for extended periods, which can potentially impact quality, value and safety. Zest Delivery monitors and controls the delivery container environment to preserve the prepared meal in ideal, ready to consume condition. Zest Delivery also provides the dispatcher with real-time remote visibility to the condition of available meals and confirming quality prior to dispatch. Zest Delivery provides automated, real-time visibility for a very distributed fleet of drivers, reflecting prepared meal food safety, quality and availability. Zest Delivery is offered to meal delivery companies based on the quantity of delivery containers and frequency of use.

Zest Labs currently holds rights to 67 U.S. patents (with additional patents pending), numerous related foreign patents, and U.S. copyrights relating to certain aspects of its Zest software, hardware devices including Radio-Frequency Identification (“RFID”) technology, software, and services. In addition, Zest Labs has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services,” and the Zest, Zest Fresh and Zest Delivery logos, and numerous other trademarks and service marks. Many of Zest Labs’ products have been designed to include licensed intellectual property obtained from third-parties. Laws and regulations related to wireless communications devices in the jurisdictions in which Zest Labs operates and seeks to operate are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.

Although most components essential to Zest Labs’ business are generally available from multiple sources, certain key components including, but not limited to, microprocessors, enclosures, certain RFID or other wireless custom integrated circuits, and application-specific integrated circuits are currently obtained by Zest Labs from single or limited sources, principally in Asia.

Zest Labs is part of a very competitive industry that markets solutions to fresh food supply chain users, such as fresh food growers, producers and retailers. Many other companies that are both more established and command much greater resources compete in this market. While Zest Fresh and Zest Delivery offer new technical approaches and new user value, it remains uncertain if Zest Labs will gain sufficient adoption of its products to make them viable in the market. Further, it is unclear what industry competitors are developing that might address similar user needs. Zest Labs’ products provide a new approach for industry participants, and as with any new approach, adoption is uncertain as many in the industry can be slow to embrace new technology and/or new approaches. These market challenges can lead to extended sales cycles that may include extended pilot testing often at Zest Labs’ expense, for which the outcome remains unclear until the completion of each test. For these reasons, and others, forecasting new business adoption and future revenue can be very difficult and volatile.  However, the Company believes that Zest Fresh offers fresh food retailers, growers, shippers, processors and distributors an opportunity to differentiate their businesses in ways that the shipment of canned and boxed food products cannot, as competition in the grocery market continues to accelerate.

The acquisition of 440labs in May 2017 allowed Zest Labs to internally maintain its software development and information solutions for cloud, mobile, and IoT applications. 440labs had been a key development partner with Zest Labs for more than four years prior to the May 2017 acquisition, contributing its expertise in scalable enterprise cloud solutions and mobile applications.

Discontinued Operations

Significant transactions related to discontinued operations include the following transactions.

Sale of Eco3d

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,029 in cash and 560 shares of the Company’s common stock that were held by executives of Eco3d, which shares were canceled. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company reflected amounts relating to Eco3d as a disposal group classified as held for sale at March 31, 2017 and included them as part of discontinued operations for the all periods presented. There was no significant continuing involvement with Eco3d following the sale. Gain on the sale of $636 was recognized in the Company’s quarter ended June 30, 2017.

Acquisition of Sable

On May 3, 2016, the Company entered into a share exchange agreement by and among the Company, Pioneer Products, Sable Polymer Solutions, LLC, an Arkansas limited liability company (“Sable”), and the holder of all of Sable’s membership interests. The Company issued 2,000 shares of the Company’s common stock in exchange for all of Sable’s membership interests. Sable has since been a wholly-owned subsidiary of Pioneer Products. In May 2018 the Ecoark Holdings Board approved a plan to sell Pioneer and Sable.

Competition

The Company operates in markets for products and services that are highly competitive and face aggressive competition in all areas of their business.

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

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest initiatives. Ecoark Holdings has analyzed the competitive factors affecting the market for the solutions and services its subsidiaries provide and believes its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $5,576 and $6,434 for the years ended March 31, 2018 and 2017, respectively, $1,235 in the three months ended March 31, 2017 and $5,979 and $2,801 for the years ended December 31, 2016 and 2015, respectively, to develop its solutions and differentiate those solutions from competitive offerings. We incurred no capitalized software development costs for the years ended March 31, 2018 and 2017, nor in any prior period.

Intellectual Property

Zest Labs has had 67 patents issued by the United States Patent and Trademark Office, and additional patent applications are currently pending.

Additional information on our services and products is discussed under the section of this report entitled “Business.”

Critical Accounting Policies, Estimates and Assumptions

In reading and understanding the Company’s discussion of results of operations, liquidity and capital resources, and the audited financial statements that follow, one should be aware of key policies, judgments and assumptions that are important to the portrayal of financial conditions and results. The Company’s continuing operations have not generated sufficient revenues and related cash flows to date to fund the Company’s operations. That raises a question as to whether we are a “going concern”. Because we have been successful at raising capital, we assume that we will continue operations and thus have not used liquidation accounting which would assume that liquidation was imminent.

Our revenues from prior fiscal periods were generated principally from the sale of hardware. In the year ended March 31, 2018, revenues were principally from a professional services project and more importantly from Software as a Service (“SaaS”) arrangements that we expect to be a principal source of revenue in the future. We adopted a new accounting policy for revenue recognition that had no impact on historical reported results, and it positions us for what we expect our business to be in the future. It requires judgment to apply, but in plain English it recognizes revenue when the Company fulfills the obligations it has committed to in agreements with customers. Judgment is also required to estimate the costs associated with those revenues.

A significant percentage of our operating expenses results from non-cash share-based compensation, which is typical of technology companies. Nearly two thirds of fiscal 2018 operating expenses and more than one third of fiscal 2017 operating expenses resulted from this share-based compensation. We have granted shares, options and warrants to employees, consultants and investors as incentives to generate success for the Company instead of making cash payments. The accounting calculations for this type of compensation can be complex and are derived from models like the Black-Scholes option pricing model that requires judgment in making assumptions and developing estimates.

We have also invested heavily in research and development expenses. Those investments have required cash payments principally for the development of our software solutions and the testing of those solutions in our labs and on some customer projects. We have not capitalized any of that development effort, so there are no R&D costs to amortize in the future.

Given the strategic focus on Zest Labs moving forward, we are in the process of divesting the remaining assets and operations that principally consist of our plastic resin and trash can business. The decision to divest approved by our Board resulted in the reclassification of current and historical amounts related to those businesses. Judgment was required to estimate the fair value of the assets that we intend to sell. We have recorded impairments or non-cash write-downs of some of those assets, including intangible assets that include goodwill.

We have been conservative in our treatment of income taxes. Our historical losses have resulted in net operating losses for tax purposes. Applying accounting policies, we have recorded a “valuation allowance” against both current and future tax benefits of the losses. We will not recognize any benefits until such time as we are assured that we will generate taxable income.

In addition to the accounting policy and standard we adopted for revenue recognition, we adopted several other new accounting standards in the past year. None of these had a material impact on present or past financial reporting, but we believe that the early adoption of a number of these standards positions us well for the future. We attempt to stay very current and conservative with our accounting practices, and we place emphasis on compliance with accounting standards and SEC rules and regulations.

RESULTS OF OPERATIONS

Results of Continuing Operations for the Years Ended March 31, 2018 and 2017

Revenues

Revenues for the year ended March 31, 2018 were $558 as compared to $132 for the year ended March 31, 2017. The professional services revenues of $500 for the year ended March 31, 2018 were from a project with a large retailer related to freshness solutions. The SaaS revenues of $57 in 2018 were from projects with retailers and produce growers, while the revenues in 2017 were primarily from sales of hardware to a large retailer for a pilot of the Zest Labs freshness solution which involved tracking produce from the growers to the distribution channel.

Cost of Revenues and Gross Profit

Cost of revenues for the year ended March 31, 2018 was $243 as compared to $394 for the year ended March 31, 2017. The 38% decrease was directly related to the higher gross profit in professional services in 2018 than in revenues from hardware sales in 2017 and charges in 2017 from inventory adjustments of $172 and royalties for cross license agreements on patents imbedded with Zest freshness solutions intellectual property.

Operating Expenses

Operating expenses for 2018 were $38,845 as compared to $26,770 for 2017. The $12,075 increase, or 45%, was due in part to share-based non-cash compensation which increased by $14,876 to $24,952 in the year ended March 31, 2018 from $10,076 in the year ended March 31, 2017. Operating expenses excluding share-based non-cash compensation for the year ended March 31, 2018 decreased $2,801 from March 31, 2017 due to decreases in professional fees and consulting and research and development.

Salaries and Salary Related Costs

Salaries and related costs for the year ended March 31, 2018 were $25,962, up $17,651 from $8,311 for the year ended March 31, 2017. The increase resulted primarily from a $18,362 increase in share-based compensation that did not require cash payments. A portion of that cost was derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in Note 11 to the consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 718-10. Management was added to the Company in 2016 related to the Merger and to obtain the skills necessary to fulfill regulatory and other requirements of being a publicly traded company. Those additions increased salary and related costs in the years ended March 31, 2018 and 2017. In the third and fourth quarters of fiscal 2018, reductions in staff were implemented to reduce the cash expenditures of the Company.

Professional Fees and Consulting

Professional fees and consulting expenses for the year ended March 31, 2018 of $4,812, were down $4,939, or 51%, from $9,751 incurred for the year ended March 31, 2017. Expenses in the year ended March 31, 2017 included costs relating to the Merger in 2016 and outside services related to the Company taking on additional public reporting responsibilities including Sarbanes-Oxley Act compliance and share-based compensation provided to certain contractors and costs associated with subsequent capital and financing arrangements.

Share-based non-cash compensation of $2,860 in 2018 was down from $6,346 recorded in 2017 which included advisors and consultants associated with the Merger and with the compliance requirements of becoming a public entity. A portion of that cost was calculated using a Black-Scholes model which can vary based on assumptions utilized. Additional information on that equity expense can be found in Note 11 to the consolidated financial statements, which complies with critical accounting policies driven by ASC 505-50.

Selling, General and Administrative

Selling, general and administrative expenses for the year ended March 31, 2018 were $1,677 compared with $2,080 for the year ended March 31, 2017. The $403 decrease was principally due to cost reduction initiatives.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the year ended March 31, 2018 were $818 compared to $194 for the year ended March 31, 2017. The $624 increase resulted primarily from increased amortization of $480 from the intangibles recorded in the acquisition of 440labs and an impairment of $143 due to the separation of one of the key employees in the 440labs acquisition.

Research and Development

Research and development expense decreased 13% to $5,576 in 2018 compared with $6,434 in 2017. The $858 reduction in costs related primarily to the maturing of development of the Zest Labs freshness solutions.

Interest and Other Expense

Interest expense, net of interest income, for the year ended March 31, 2018 was $55 as compared to $593 for the year ended March 31, 2017. The $538 decrease was a result of the significantly lower amount of debt in 2018 compared to 2017 and $370 of expense in 2017 related to warrants issued to holders of convertible notes as an incentive to convert. The Company in 2017 issued $4,300 of convertible notes for which all but $500 had been converted or paid as of March 31, 2018. The remaining $500 will be paid in July.

Net Loss

Net loss for the year ended March 31, 2018 was $42,152 as compared to $31,303 for the year ended March 31, 2017. The $10,849 increase in net loss was primarily due to the $12,075 increase in operating expenses described above offset by an increase of $577 in gross profit and a decrease in net interest expense of $538. Net loss attributable to controlling interest for the years ended March 31, 2018 and 2017, respectively, was $42,152 and $31,419. As described in Note 13 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $90,853 at March 31, 2018 that can be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements.

Results of Continuing Operations for the Three-Months Ended March 31, 2017 and 2016

Revenues

Revenues for the three months ended March 31, 2017 were $15 as compared to $1 for the three months ended March 31, 2016. The revenues in 2017 and 2016 were from sales of hardware.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended March 31, 2017 were $33 as compared to $(6) for the three months ended March 31, 2016. Cost of sales in 2017 resulted from inventory adjustments and royalties for cross license agreements on patents imbedded with Zest freshness solutions intellectual property. The cost of sales for the three months ended March 31, 2016 was the result of variances in the physical inventory.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 were $6,807 as compared to $2,154 for the same period in 2016, a $4,653 increase. The increase resulted primarily from $3,296 share-based non-cash compensation and additional costs related to becoming a public company from the Merger on March 24, 2016.

Salaries and Salary Related Costs

Salaries and related costs for the three months ended March 31, 2017 were $2,898, up $2,185 from $713 for the year ended March 31, 2016. The increase resulted from $1,837 of share-based compensation that did not require cash payments versus $28 in the same period in 2016. Additional information on that equity expense can be found in Note 11 to the consolidated financial statements, which complies with critical accounting policies driven by ASC 718-10. The reverse acquisition of Magnolia did not occur until the end of March 2016 and thus salaries and related costs were those of a private company in 2016. By 2017 the Company had expanded staff and support necessary to fulfill the responsibilities and compliance aspects of a publicly traded company.

Professional Fees and Consulting

Professional fees and consulting expenses for the three months ended March 31, 2017 of $2,248, increased $1,839 over $409 incurred for the three months ended March 31, 2016 as a result of $1,459 share-based non-cash compensation provided to certain contractors. A portion of that cost was calculated using a Black-Scholes model which can vary based on assumptions utilized. Additional information on that equity expense can be found in Note 11 to the consolidated financial statements, which complies with critical accounting policies driven by ASC 505-50. Additional costs were incurred in 2017 for legal, audit, investor and public relations support required to comply with SEC reporting responsibilities including Sarbanes-Oxley requirements and a review of the Company’s incentive compensation plan and proxy.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2017 were $375 compared with $222 for the same period in 2016. The $153 increase was principally due to information technology costs and corporate expenses related to becoming a public company as a result of the Merger.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the three months ended March 31, 2017 were $51 compared to $58 for the same period in 2016. The $7 decrease resulted primarily from assets becoming fully depreciated.

Research and Development

Research and development expense increased 64% to $1,235 in the three months ended March 31, 2017 compared with $752 in 2016. These costs related primarily to increased development costs associated with the Zest Labs freshness solutions.

Interest and Other Expense

Interest expense, net of interest income, for the three months ended March 31, 2017 was $438 as compared to $86 for the same period in 2016. The $352 increase was primarily the result of $370 of expense related to warrants issued to holders of convertible notes as an incentive to convert.

Net Loss

Net loss for the three months ended March 31, 2017 was $8,293 as compared to $2,221 for the three months ended March 31, 2016. The $6,072 increase in net loss was primarily due to the $4,653 increase in operating expenses described above, including $3,296 share-based non-cash compensation, and an increase in net interest expense of $352.

Results of Continuing Operations for the Years Ended December 31, 2016 and 2015

Revenues

Revenue for the year ended December 31, 2016 were $118 as compared to $59 for the year ended December 31, 2015. The revenues in 2016 and 2015 were from sales of hardware.

Cost of Revenues and Gross Loss

Cost of revenues for the year ended December 31, 2016 was $354 as compared to $231 for the year ended December 31, 2015, an increase of $123. The increase in 2016 resulted primarily from inventory adjustments of $175 and royalties for cross license agreements on patents imbedded with Zest freshness solutions intellectual property, which resulted in a gross loss of $236 in 2016.

Operating Expenses

Operating expenses for 2016 were $22,118 as compared to $9,742 for 2015. The $12,376 increase was due to share-based non-cash compensation, expenses related to the Merger, including outside services related to the Company taking on additional public reporting responsibilities including Sarbanes-Oxley Act compliance, and costs associated with subsequent capital and financing arrangements.

Salaries and Salary Related Costs

Salaries and related costs for the year ended December 31, 2016 were $6,125, up $4,025 from $2,100 for the year ended December 31, 2015. The increase resulted from $2,872 of share-based compensation in 2016 that did not require cash payments, a $2,506 increase over $366 in 2015. Share-based compensation included costs derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in Note 11 to the consolidated financial statements, which complies with critical accounting policies driven by ASC 718-10. Management was added to the Company in 2016 related to the Merger and to obtain the skills necessary to fulfill regulatory and other requirements of being a publicly traded company. Those additions increased salary and related costs.

Professional Fees and Consulting

Professional fees and consulting expenses for the year ended December 31, 2016 of $7,912 were up $5,910 from $2,002 incurred for the year ended December 31, 2015 as a result of costs relating to the Merger in 2016 and outside services related to the Company taking on additional public reporting responsibilities including Sarbanes-Oxley Act compliance and share-based compensation provided to certain contractors and costs associated with subsequent capital and financing arrangements. Shares and warrants of $2,499 were provided to investment bankers and attorneys who facilitated the Merger and $1,237 to other advisors who assisted in raising capital and to other consultants to the Company. The increase was also due to costs relating to Zest Labs pilot projects conducted with a major retailer and with a fresh food delivery organization.

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2016 were $1,902 compared with $1,675 for the year ended December 31, 2015. The increase was principally due to additional costs as a public company subsequent to the Merger.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the year ended December 31, 2016 were $200 compared to $1,164 for the year ended December 31, 2015. The $964 decrease resulted primarily from intangibles that became fully amortized in 2015.

Research and Development

Research and development expense increased $3,178 to $5,979 in 2016 compared with $2,801 in 2015. These costs related primarily to development of the Zest Fresh solution as multiple pilots of the solution were completed in 2016.

Interest and Other Expense

Interest expense, net of interest income, for the year ended December 31, 2016 was $242 as compared to $751 for the year ended December 31, 2015. The $509 decrease was a result of lower interest accruing on related-party debt due to a decrease in interest rates and a shift toward equity capital as opposed to debt. The related-party debt was retired during 2016.

Net Loss

Net loss for the year ended December 31, 2016 was $25,230 as compared to $10,473 for the year ended December 31, 2015. The $14,757 increase in net loss was primarily due to the $12,376 increase in operating expenses described above and an increase of $2,801 in loss from discontinued operations, offset by a $509 decrease in net interest. Net loss attributable to controlling interest for the years ended December 31, 2016 and 2015, respectively, was $25,349 and $10,502.

Results of Discontinued Operations

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company had reflected amounts relating to Eco3d as a disposal group classified as held for sale at March 31, 2017 and has included amounts relating to Eco3d as part of discontinued operations. In addition, as a result of receiving letters of intent for the sale of key assets of Sable, Pioneer and Magnolia Solar, and the approval by the Company’s Board to sell the assets, those assets are included in assets held for sale and their operations included in discontinued operations.

Loss from discontinued operations for the year ended March 31, 2018 was $4,181.  Revenues from discontinued operations were $9,541, comprised of $188 for Eco3d, $9,263 for Pioneer and Sable and $90 for Magnolia Solar. Pioneer had a decrease in sales of consumer trash cans made from recycled materials due to a unit price decrease and fewer promotions by a customer. Sable revenues decreased in the first half of the year but had sales increases in the last half of the year. Magnolia Solar revenue resulted from a contract with the U.S. Air Force Research Laboratory. Losses from discontinued operations were $57 for Eco3d, $4,035 for Pioneer and Sable and $89 for Magnolia Solar.  Pioneer and Sable losses were driven by lower volumes and a unit price decrease previously described, which resulted in larger negative gross margins.

Loss from discontinued operations for the year ended March 31, 2017 was $3,653.  Sable was acquired by Pioneer on May 3, 2016 and loss from discontinued operations includes the results of Sable from the date of acquisition.  Revenues from discontinued operations were $16,519, comprised of $5,821 for Eco3d and $10,698 for Pioneer and Sable.  Losses from discontinued operations were $201 for Eco3d, $3,159 for Pioneer and Sable and $293 for Magnolia Solar.  Losses at Pioneer and Sable were the result of increased production expenses associated with the assimilation of Sable into the Company.

For the three months ended March 31, 2017 loss from discontinued operations was $1,030, comprised of $376 for Eco3d, $611 for Pioneer and Sable and $43 for Magnolia Solar.  Revenues from discontinued operations were $1,742 for Eco3d and $2,454 for Pioneer and Sable for a total of $4,196.  Revenues of Pioneer and Sable for the three months ended March 31, 2017 increased to $2,454 which included $1,261 from Sable, which was acquired in May 2016, offset by a decrease in trash can sales.

Results from discontinued operations for the years ended December 31, 2016 and 2015 were a loss of $2,609 and income of $192, respectively.  The twelve months ended December 31, 2016 include the results of Sable which was acquired by Pioneer on May 3, 2016 and the results of Magnolia Solar subsequent to the merger on March 24, 2016.  Revenues from discontinued operations were $14,285 and $7,616 for 2016 and 2015, respectively.

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

At March 31, 2018 and 2017 we had cash of $3,730 and $8,646, respectively, and working capital of $3,261 at the end of 2018 compared with working capital of $11,144 at the end of fiscal 2017. The decrease in working capital is the result of the net cash used in operating activities, offset by the cash flows from financing activities and a reduction resulting from the reclassification of Zest Labs inventory to property and equipment. The Company is dependent upon raising additional capital from future financing transactions. At December 31, 2016 and 2015 we had cash of $1,495 and $1,962, respectively, and working capital of $1,470 at the end of 2016 compared with a working capital deficit of $2,153 at the end of 2015.

Net cash used in operating activities was $17,643 for the year ended March 31, 2018, as compared to net cash used in operating activities of $17,039 for the year ended March 31, 2017. Net cash used in operating activities was $4,808 for the three months ended March 31, 2017 and for the years ended December 31, 2016 and 2017 were $14,343 and $7,790, respectively. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments.

Net cash provided by investing activities was $1,752 for the year ended March 31, 2018, as compared to net cash used in investing activities of $1,328 for the year ended March 31, 2017. Net cash provided by investing activities in 2018 is related to the proceeds from the sale of Eco3d and both 2018 and 2017 uses are related to purchases of property and equipment. Net cash provided by investing activities was $1,947 for the three months ended March 31, 2017 and net cash used in investing activities was $3,324 for the year ended December 31, 2016 and net cash provided by investing activities was $25 for the year ended December 31, 2015.

Net cash provided by financing activities in 2018 was $10,975, including $12,693 (net of fees) raised in a private placement offering, offset by purchases of treasury shares of $1,618. In 2017 net cash provided by financing activities was $18,283, including $15,020 (net of fees) received from the sale of common stock, $4,300 from the issuance of convertible debt, $1,087 issuance under an equity purchase agreement and $437 from the exercise of warrants, offset by $2,673 net payments of debt. Net cash provided by financing activities was $10,377 for the three months ended March 31, 2017 and $16,954 and $7,388 for the years ended December 31, 2016 and 2015, respectively. Net cash from financing activities in the three months ended March 31, 2017 included $7,255 (net of fees) received from the sale of common stock, $4,300 from the issuance of convertible debt, and $1,087 issuance under an equity purchase agreement. Net cash provided by financing activities for the year ended December 31, 2016 included $17,320 from the issuance of stock, net of expenses, and in 2015 $8,430 from the re-issuance of treasury shares for cash, net of fees.

At March 31, 2018, $500 of Ecoark Holdings’ current portion of long-term debt was due in July 2018. Future minimum lease payments required under operating leases of continuing operations are as follows: 2019 - $193 and 2020 - $113. Other less significant commitments and contingencies are disclosed in Note 12 to the consolidated financial statements.

Since our inception, the Company has experienced negative cash flow from operations and expects to experience significant negative cash flow from operations in the future. We will need to raise additional funds in the future so that we can continue to expand operations and repay indebtedness. The inability to obtain additional capital may restrict our ability to grow and may reduce the ability to continue to conduct business operations.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and market prices such as interest rates, foreign currency exchange rates, and changes in the market value of equity instruments. We do not believe we are currently exposed to any material market risk.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Ecoark Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ecoark Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended March 31, 2018 and 2017, the transition period for the three months ended March 31, 2017, and the years ended December 31, 2016 and 2015, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for the years ended March 31, 2018 and 2017, the transition period for the three months ended March 31, 2017, and the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting related to the lack of segregation of duties and the lack of communication on current information for inclusion in disclosures of the quarterly and annual filings.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements for the year ended March 31, 2018, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing to continue the services they provide. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

We have served as the Company’s auditor since 2009.

KBL, LLP

New York, NY

June 27, 2018

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands,
	except per share data)
	March 31,	March 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash ($265 pledged as collateral for credit)	$3,730	$8,646
Accounts receivable, net of allowance of $87 and $76 as of March 31, 2018 and March 31, 2017, respectively	2,617	1,627
Inventory, net of reserves	-	2,010
Prepaid expenses and other current assets	242	2,005
Assets held for sale - production equipment	-	158
Current assets held for sale - (Note 2)	645	1,501
Total current assets	7,234	15,947
NON-CURRENT ASSETS
Property and equipment, net	2,619	235
Intangible assets, net	1,545	1,528
Non-current assets held for sale - (Note 2)	1,023	2,503
Other assets	26	28
Total non-current assets	5,213	4,294
TOTAL ASSETS	$12,447	$20,241

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,350	$1,714
Accrued liabilities	1,080	2,578
Current portion of long-term debt	500	-
Current liabilities held for sale - (Note 2)	43	511
Total current liabilities	3,973	4,803
NON-CURRENT LIABILITIES
Long-term debt, net of current portion	-	500
Long-term debt, net of current portion - related party	-	100
COMMITMENTS AND CONTINGENCIES
Total liabilities	3,973	5,403

STOCKHOLDERS’ EQUITY (DEFICIT) (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 49,468 shares issued and 48,923 shares outstanding as of March 31, 2018 and 42,330 shares issued and outstanding as of March 31, 2017	49	42
Additional paid-in-capital	122,424	85,025
Accumulated deficit	(112,381)	(70,229)
Treasury stock, at cost	(1,618)	-
Total stockholders’ equity (deficit)	8,474	14,838
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,447	$20,241

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Dollars in thousands, except per share data)
	Year Ended	Year Ended	Three Months Ended	Year Ended	Year Ended
	March 31,	March 31,	March 31,	December 31,	December 31,
	2018	2017	2017	2016	2015
		(Restated)	(Restated)	(Restated)	(Restated)
CONTINUING OPERATIONS:
REVENUES (Note 3)	$558	$132	$15	$118	$59

COST OF REVENUES	243	394	33	354	231

GROSS PROFIT (LOSS)	315	(262)	(18)	(236)	(172)
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation (Note 11)	25,962	8,311	2,898	6,125	2,100
Professional fees and consulting, including share-based compensation (Note 11)	4,812	9,751	2,248	7,912	2,002
Selling, general and administrative	1,677	2,080	375	1,902	1,675
Depreciation, amortization, and impairment	818	194	51	200	1,164
Research and development	5,576	6,434	1,235	5,979	2,801
Total operating expenses	38,845	26,770	6,807	22,118	9,742
Loss from continuing operations before other expenses	(38,530)	(27,032)	(6,825)	(22,354)	(9,914)

OTHER EXPENSE:
Interest expense, net of interest income	(55)	(593)	(438)	(242)	(751)
Loss on retirement of assets	-	(25)	-	(25)	-
Total other expenses	(55)	(618)	(438)	(267)	(751)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(38,585)	(27,650)	(7,263)	(22,621)	(10,665)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(4,181)	(3,653)	(1,030)	(2,609)	192
Gain on disposal of discontinued operations	636	-	-	-	-
Total discontinued operations	(3,545)	(3,653)	(1,030)	(2,609)	192
PROVISION FOR INCOME TAXES	(22)	-	-	-	-
NET LOSS	(42,152)	(31,303)	(8,293)	(25,230)	(10,473)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	116	-	119	29
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(42,152)	$(31,419)	$(8,293)	$(25,349)	$(10,502)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.85)	$(0.75)	$(0.19)	$(0.67)	$(0.36)
Discontinued operations	$(0.08)	$(0.10)	$(0.02)	$(0.08)	$-
Total	$(0.93)	$(0.85)	$(0.21)	$(0.75)	$(0.36)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	45,500	36,624	39,134	33,827	29,344

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
MARCH 31, 2018

(Dollar amounts and number of shares in thousand)

	Preferred		Common		Additional Paid-In-	Subscription	Accumulated	Treasury	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Interest	Total
Balances at January 1, 2015	-	$-	27,643	$28	$18,660	$(31)	$(26,085)	$-	$(124)	$(7,552)

Re-issuance of treasury shares for cash, net of expenses	-	-	-	-	8,485	(55)	-	-	-	8,430

Shares issued for services rendered	-	-	63	-	894	-	-	-	-	894

Collection of subscription receivable	-	-	-	-	-	31	-	-	-	31

Re-issuance of treasury shares for debt conversion	-	-	-	-	7,391	-	-	-	-	7,391

Share-based compensation – options	-	-	-	-	366	-	-	-	-	366

Net loss for the year	-	-	-	-	-	-	(10,502)	-	29	(10,473)

Balances at December 31, 2015	-	-	27,706	28	35,796	(55)	(36,587)	-	(95)	(913)

Re-issuance of treasury shares for cash, net of expenses	-	-	-	-	200	-	-	-	-	200

Shares issued for cash in private placement, net of expenses	-	-	4,337	4	17,316	-	-	-	-	17,320

Shares held by Magnolia Solar Corporation at time of merger	-	-	1,351	1	-	-	-	-	-	1

Shares issued in exercise of warrants	-	-	100	-	487	-	-	-	-	487

Cancellation of treasury shares at time of merger	-	-	-	-	58	-	-	-	-	58

Collection of subscription receivable	-	-	-	-	-	55	-	-	-	55

Shares issued for services rendered	-	-	743	1	3,423	-	-	-	-	3,424

Share-based compensation – stock-employees	-	-	32	-	161	-	-	-	-	161

Warrants issued for services rendered	-	-	-	-	312	-	-	-	-	312

Share-based compensation – options	-	-	-	-	1,419	-	-	-	-	1,419

Share-based compensation – stock grants - employees	-	-	-	-	1,292	-	-	-	-	1,292

Share-based compensation – stock-Board of Directors	-	-	9	-	100	-	-	-	-	100

Shares issued for company acquisition	-	-	2,000	2	3,784	-	-	-	-	3,786

Shares issued in exchange for noncontrolling interest	-	-	525	1	23	-	-	-	(24)	-

Shares issued for conversion of long-term debt	-	-	1,500	1	2,999	-	-	-	-	3,000

Net loss for the period	-	-	-	-	-	-	(25,349)	-	119	(25,230)

Balances at December 31, 2016	-	-	38,303	38	67,370	-	(61,936)	-	-	5,472

Shares issued for cash in private placement, net of expenses	-	-	2,000	2	7,253	-	-	-	-	7,255

Share-based compensation – stock - Board of Directors ($100 accrued at December 31, 2016)	-	--	38	-	200	-	-	-	-	200

Share-based compensation – stock – services rendered and to be rendered (prepaid)	--	-	550	1	3,072	-	-	-	-	3,073

Exercise of stock options	-	-	25	-	62	-	-	-	-	62

Share-based compensation – stock grants - employees	-	-	250	-	1,837	-	-	-	-	1,837

Shares issued for conversion of notes and accrued interest	-	-	833	1	3,717	-	-	-	-	3,718

Beneficial conversion feature of convertible notes payable	-	-	-	-	57	-	-	-	-	57

Warrants issued for conversion of notes payable	-	-	-	-	370	-	-	-	-	370

Shares issued under equity purchase agreement, net of expenses	-	-	331	-	1,087	-	-	-	-	1,087

Net loss for the period	-	-	-	-	-	-	(8,293)	-	-	(8,293)

Balances at March 31, 2017	-	-	42,330	42	85,025	-	(70,229)	-	-	14,838

Shares issued for cash in private placement, net of expenses	-	-	5,000	5	12,688	-	-	-	-	12,693

Share-based compensation – stock – Board of Directors	-	-	201	--	550	-	-	-	-	550

Share-based compensation – stock – services rendered	-	-	65	-	596	-	-	-	-	596

Share-based compensation – stock - employees	-	-	1,783	2	20,590	-	-	-	-	20,592

Purchase shares from employees in lieu of taxes	-	-	-	-	-	-	-	(1,618)	-	(1,618)

Stock issued to purchase 440 Labs	-	-	300	-	1,500	-	-	-	-	1,500

Share-based compensation due to employment agreements	-	-	300	-	1,500	-	-	-	-	1,500

Warrant conversion - cashless	-	-	49	-	-	-	-	-	-	-

Sale of Eco3d, shares received and cancelled	-	-	(560)	-	(25)	-	-	-	-	(25)

Net loss for the period	-	-	-	-	-	-	(42,152)	-	-	(42,152)

Balances at March 31, 2018	-	$-	49,468	$49	$122,424	$-	$(112,381)	$(1,618)	$-	$8,474

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 31, 2018

	(Dollars in thousands)
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,
	2018	2017	2017	2016	2015
		(Restated)	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss attributable to controlling interest	$(42,152)	$(31,419)	$(8,293)	$(25,349)	$(10,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	3,041	2,697	458	2,313	1,226
Shares of common stock issued for services rendered	2,860	6,346	1,458	3,836	894
Share-based compensation – stock - employees	20,592	3,730	1,837	2,872	366
Warrants issued for conversion of notes	-	370	370	-	-
Beneficial conversion feature on notes payable	-	56	56	-	-
Change in non-controlling interest on cash	-	116	-	119	29
Cash acquired in acquisition	-	41	-	41	-
Cash acquired in merger transaction	-	3	-	17	-
Share-based compensation due to employment agreements	1,500	-	-	-	-
Interest received in certificate of deposit	-	(8)	-	(8)	-
(Income) loss from discontinued operations	4,181	3,653	1,030	2,609	(192)
Gain on sale of discontinued operations	(636)	-	-	-	-
Loss on retirement of assets	61	25	-	25	-
Changes in assets and liabilities:
Accounts receivable	(1,060)	(249)	(340)	(358)	(88)
Inventory	(983)	(537)	(52)	(551)	160
Prepaid expenses	90	(192)	(63)	(124)	(10)
Other current assets	(56)	(10)	8	110	(105)
Other assets	6	(7)	-	(5)	(25)
Accounts payable	634	(219)	(348)	281	107
Accrued liabilities	(1,691)	2,135	(229)	2,684	277
Net cash used in operating activities of continuing operations	(13,613)	(13,469)	(4,108)	(11,488)	(7,863)
Net cash used in discontinued operations	(4,030)	(3,570)	(700)	(2,855)	73
Net cash used in operating activities	(17,643)	(17,039)	(4,808)	(14,343)	(7,790)

Cash flows from investing activities:
Proceeds from sale of Eco3d	2,029	-	-	-	-
Purchases of short-term investments	(1,001)	(3,500)		(3,500)	-
Redemption of short-term investments	1,001	3,508	2,008	1,500	-
Pre-acquisition advance to Sable Polymer Solutions, LLC	-	(600)	-	(600)	-
Purchases of property and equipment	(277)	(736)	(61)	(724)	(60)
Collection of notes receivable – related party	-	-	-	-	100
Acquisition of intangible assets	-	-	-	-	(15)
Net cash provided by (used in) investing activities	1,752	(1,328)	1,947	(3,324)	25

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	12,693	15,020	7,255	17,320	31
Proceeds from issuances of debt, including convertible notes	-	3,600	3,600	-	-
Shares issued under equity purchase agreement, net of expenses	-	1,087	1,087	-	-
Proceeds from issuances of debt, including convertible notes – related parties	-	700	700	185	1,875
Proceeds from line of credit	-	500	-	500	-
Repayment of line of credit	-	(500)	-	-	-
Exercise of warrants	-	437	-	487	-
Re-issuance of treasury shares for cash, net of expenses	-	-	-	200	8,430
Shares issued in exercise of options	-	112	62	-	-
Collection of subscription receivable	-	-	-	55	-
Purchase of treasury shares from employees	(1,618)	-	-	-	-
Repayments of debt - related parties	(100)	(742)	-	(1,514)	(2,675)
Repayments of debt	-	(1,931)	(2,327)	(279)	(273)
Net cash provided by financing activities	10,975	18,283	10,377	16,954	7,388
NET INCREASE (DECREASE) IN CASH	(4,916)	(84)	7,516	(713)	(377)
Cash - beginning of period	8,646	8,730	1,130	1,843	2,220
Cash - end of period	$3,730	$8,646	$8,646	$1,130	$1,843

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$60	$380	$38	$413	$551
Cash paid for income taxes	$-	$-	$-	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Inventory reclassified to property and equipment	$2,477	$-	$-	$-	$-
Intangibles acquired in merger	$-	$-	$-	$77	$-
Payables assumed in merger	$-	$-	$-	$59	$-
Accrued interest converted into debt – related parties	$-	$-	$-	$-	$235
Treasury stock re-purchased for release of guarantee	$-	$-	$-	$-	$393
Treasury stock re-issued for debt conversion – related party	$-	$-	$-	$-	$7,391
Shares issued in conversion of notes payable	$-	$6,718	$3,718	$3,000	$-
Shares issued for prepaid services	$-	$1,714	$1,714	$-	$-
Shares issued for accrued board of director fees	$-	$-	$100	$-	$-
Shares issued for prepaid servicers	$-	$-	$-	$-	$-
Assets and liabilities acquired via acquisition of companies:
Receivables, net	$-	$1,250	$-	$1,250	$-
Inventory	$-	$759	$-	$759	$-
Property and equipment	$-	$2,822	$-	$2,822	$-
Identifiable intangible assets	$1,435	$1,028	$-	$1,028	$-
Goodwill	$65	$1,264	$-	$1,264	$-
Other assets	$28	$36	$-	$36	$-
Payables and liabilities assumed	$-	$883	$-	$883	$-
Debt assumed	$-	$2,531	$-	$2,531	$-

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings, Inc. (“Ecoark Holdings”) is an innovative AgTech company that is focused on modernizing the post-harvest fresh food supply chain for a wide range of organizations including growers, processors, distributors and retailers. Ecoark Holdings is a holding company that supports the businesses of its. Ecoark Holdings is the parent company of Ecoark, Inc. and Magnolia Solar Inc.

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

Pioneer Products, LLC (“Pioneer Products”) is located in Rogers, Arkansas and is involved in the selling of recycled plastic products and other products. It sells to the world’s largest retailer. Pioneer Products strategically leverages its role as a supplier to this retailer with existing and new products. This subsidiary recovers plastic waste from retail supply chains that is converted to new consumer products from the reclaimed materials, completing a closed loop and reducing waste sent to landfills. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC in a stock transaction on May 3, 2016, so its results are included with Pioneer’s since May 2016. As described in Note 2, in May 2018 the Ecoark Holdings Board approved a plan to sell Pioneer.

Sable Polymer Solutions, LLC (“Sable”) is located in Flowery Branch, Georgia and specializes in the sale, purchase and processing of post-consumer and post-industrial plastic materials. It provides products to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to large corporations. As described in Note 2, in May 2018 the Ecoark Holdings Board approved a plan to sell Sable.

Zest Labs, Inc. (“Zest Labs”) is located in San Jose, California and offers freshness management solutions for food retailers, restaurants, growers, manufacturers and suppliers. Its Zest Fresh solution is a cloud-based post-harvest freshness management solution that improves delivered quality and reduces losses due to temperature handling and processing by intelligently matching customer freshness requirements with actual product freshness. It focuses on four primary value propositions – operational efficiency, consistent food freshness, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. The Zest Delivery solution offers dynamic monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Zest Labs (then known as Intelleflex Corporation) was purchased by Ecoark in September 2013. Effective October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services. Zest Labs acquired 440labs, Inc. in a stock transaction on May 23, 2017.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

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

Magnolia Solar Inc. (“Magnolia Solar”) is located in Woburn, Massachusetts and is principally engaged in the development and commercialization of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar was a subsidiary of MSC that merged with Ecoark on March 24, 2016 to create Ecoark Holdings and continues operations as a subsidiary of Ecoark Holdings. As described in Note 2, in May 2018 the Ecoark Holdings Board approved a plan to sell Magnolia Solar.

Fiscal Year-End Change

On January 19, 2017, the Ecoark Holdings Board approved a change from a fiscal year ending on December 31 to a fiscal year ending on March 31 as permitted by the bylaws of Ecoark Holdings. The change applied to all subsidiaries except Eco3d which was sold in April 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings and its direct and indirect subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. Ecoark Holdings is a holding company that holds 100% of Ecoark and Magnolia Solar. Ecoark holds 100% of Eco360, Pioneer Products (which owns 100% of Sable), Zest Labs and, until April 2017, Eco3d. As described further in Note 2, in March 2017 the Ecoark Holdings Board approved a plan to sell Eco3d, and the sale was completed in April 2017. Ecoark previously owned 65% of Eco3d and the remaining 35% interest was owned by executives of Eco3d until September 2016 when the executives’ 35% interest was acquired in exchange for 525 shares of Ecoark Holdings stock. In conjunction with the sale of Eco3d in April 2017, the 525 shares were reacquired by the Company and canceled.

In May 2018 the Ecoark Holdings Board approved a plan to sell key assets of Pioneer (including the assets of Sable) and Magnolia Solar. The sales are expected to be completed by September 30, 2018. Relevant assets and liabilities are classified as held for sale and operations as discontinued in the consolidated financial statements. See Note 2.

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

MARCH 31, 2018

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

Reclassification

The Company has reclassified certain amounts in the fiscal 2017 and other prior period consolidated financial statements to comply with the 2018 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data, as well as certain research and development expenses. Reclassifications relating to the discontinued operations of Eco3d, Pioneer, Sable and Magnolia are described further in Note 2. The Company reclassified certain items in inventory of Zest Labs to property and equipment to reflect the transition to the Software as a Service (“SaaS”) model. The reclassifications had no impact on net loss or net cash flows for the years ended March 31, 2018 and 2017 nor other prior periods presented.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, liabilities to accrue, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards. Actual results could differ from those estimates.

Cash

Cash consists of cash, demand deposits and money market funds with an original maturity of three months or less. The Company holds no cash equivalents as of March 31, 2018 and 2017, respectively. The Company maintains cash balances in excess of the FDIC insured limit. The Company does not consider this risk to be material.

Inventory

Inventory is stated at the lower of cost or market. Inventory cost is determined on average cost and at standard cost, which approximates average costs in accordance with ASC 330-10-30-12. Provisions are made to reduce slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. The Company establishes reserves for this purpose. As of March 31, 2018, the inventory of Sable has been included in assets held for sale as more fully described on Note 2. Effective April 1, 2017, the Company changed its inventory costing method at Sable from first-in first-out (“FIFO”) to average cost. FIFO costs approximated average cost. The change was made in conjunction with a system conversion that enabled the Company to move from a periodic to a perpetual inventory system. In accordance with ASC 250-10-45-11 through 45-13, management determined that the change was preferable because it provides better operational control and visibility into inventory levels and costs, and it facilitates cost analysis at a batch level that was not available previously. The effect of the change was not material to the Company’s consolidated financial statements for the period ended March 31, 2018. As of March 31, 2018, the inventory of Zest Labs consisting of tags, readers, antenna, etc. has been reclassified to property and equipment to reflect the use of the assets in the SaaS revenue model.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

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

ASC 360-10 addresses criteria to be considered for long-lived assets expected to be disposed of by sale. Six criteria are listed in ASC 360-10-45-9 that must be met in order for assets to be classified as held for sale. Once the criteria are met, long-lived assets classified as held for sale are to be measured at the lower of carrying amount or fair value less costs to sell. In December 2016 management decided to outsource its densification activities at the Sable facility in Georgia. All six criteria were met and thus the densification and related equipment have been adjusted to fair value and reclassified to current assets in the balance sheets. The Company did consider it necessary to record impairment charges during the twelve months ended March 31, 2017 for equipment acquired as part of the Sable acquisition. In September 2017, the most significant of these assets were sold and the immaterial balances of the remaining assets were written off. As of March 31, 2018, the property and equipment of Sable and Magnolia Solar have been reclassified as assets held for sale as more fully described in Note 2.

Intangible assets with definite useful lives are stated at cost less accumulated amortization and impairment. Intangible assets capitalized as of March 31, 2018 and 2017 represent the valuation of the Company-owned patents, outsourced vendor relationships and non-compete agreements. These intangible assets are being amortized on a straight-line basis over their estimated average useful lives of thirteen and a half years for the patents, three years for outsourced vendor relationships and two years for non-compete agreements. Expenditures on intangible assets through the Company’s filing of patent and trademark protection for Company-owned inventions are expensed as incurred.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company tested the carrying value of its intangible assets for recoverability. The projected undiscounted cash flows exceeded the carrying value of these assets for the Company-owned patents. The Company did consider it necessary to record impairment charges during the year ended March 31, 2017 for customer lists and goodwill recorded as part of the Sable acquisition. The Company tested the carrying value of its intangible assets for recoverability during the year ended March 31, 2018, and impairments were recorded during this period.

Advertising Expense

The Company expenses advertising costs, as incurred. Advertising expenses for the years ended March 31, 2018 and 2017, the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015, which were nominal, are included in other general and administrative costs.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

Shipping and Handling Costs

The Company reports shipping and handling revenues and their associated costs in revenue and cost of revenue, respectively. Shipping revenues and costs for the years ended March 31, 2018 and 2017, the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015 were nominal and included in cost of product sales.

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

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software as a service (“SaaS”) contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty-day payment terms from when the Company satisfies the performance obligation in the contract.

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

Revenue Recognition – Discontinued Operations

Product revenue for discontinued operations which is netted in loss from discontinued operations consists primarily of the sale of recycled plastics products by Pioneer and Sable. Contracts for products are for products held in inventory and typically are on thirty-day payment terms. Management’s evaluation of credit risk involves judgement and may include securing insurance coverage on the recoverability of the receivables. Revenues are recognized when obligations under the terms of a contract with the customer are satisfied and when control of the promised goods are transferred to the customer, typically when products are shipped to the customer. Expected costs of standard warranties and claims are recognized as expense.

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

For discontinued operations of Magnolia Solar, services contracts include research contracts for the government. The contracts define delivery dates for which the performance obligation will be satisfied over time. Revenue is recognized over time based on the output method to measure the Company’s progress toward complete satisfaction of a performance obligation.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

The Company measures compensation expense for its non-employee share-based compensation under ASC 505-50 Equity-Based Payments to Non-Employees. The fair value of the options and shares issued is used to measure the transactions, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense, or to a prepaid expense if shares of common stock are issued in advance of services being rendered, and additional paid-in capital.

The Company adopted ASU 2016-09 Improvements to Employee Share-Based Payment Accounting effective April 1, 2017. Cash paid when shares were directly withheld for tax withholding purposes is classified as a financing activity in the statement of cash flows. There were no other impacts from this adoption.

Fair Value of Financial Instruments

ASC 825 Financial Instruments requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments: The carrying amount of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities, and amounts payable to related parties, approximate fair value because of the short-term maturity of those instruments. The Company does not utilize derivative instruments. The carrying amount of the Company’s debt instruments also approximates fair value.

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

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

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

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As a result of Sable, Pioneer and Magnolia Solar being classified as discontinued operations, the Company and its Chief Operating Decision Makers determined that the Company’s operations now consist of only one segment, Zest Labs.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

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

MARCH 31, 2018

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Rounds and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments also require entities to recognize the effect of the down round feature on earnings per share when it is triggered. ASU 2017-11 should be adopted retrospectively or as a cumulative-effect adjustment as of the date of adoption, only to financial instruments outstanding as of the initial application date. ASU 2017-11 will be effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, which will be the Company’s fiscal year 2020 (beginning April 1, 2019). Early adoption is permitted, including adoption in an interim period. Prior to the adoption of this guidance the issuance of equity instruments with a down round feature would have had an impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 changes the accounting for leased assets, principally by requiring balance sheet recognition of assets under lease arrangements. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements. Given the limited number and duration of leases in continuing operations, the impact is not expected to be material.

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-07 on its consolidated financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $112,381 since inception. The accumulated deficit as well as recurring losses of $42,152 and $31,419 for the years ended March 31, 2018 and 2017, respectively, cash used in operating activities in fiscal 2018 and 2017 were $17,643 and $17,039, respectively, and working capital of $3,261 as of March 31, 2018, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised additional capital through the issuance of common stock (net of fees), in private placements, issuances under equity purchase agreements and sales of convertible notes of $12,693 and $20,407 in the year ended March 31, 2018 and 2017, respectively, $12,642 in the three months ended March 31, 2017 and $17,505 in the year ended December 31, 2016 (see Note 11). The Company’s ability to raise additional capital through future equity and debt securities issuances and completion of the divesting of non-core assets is unknown. Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

NOTE 2: DISCONTINUED OPERATIONS

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,029 in cash and 560 shares of the Company’s common stock (including 525 shares that had been exchanged for the noncontrolling interest in September 2016) that was held by executives of Eco3d, which were canceled upon receipt. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company had reflected amounts relating to Eco3d as a disposal group classified as held for sale at March 31, 2017 and has included amounts relating to Eco3d as part of discontinued operations. There will be no significant continuing involvement with Eco3d. In addition, as a result of receiving letters of intent for the sale of key assets of Sable, Pioneer and Magnolia Solar, and the approval by the Company’s Board to sell the assets, those assets are included in assets held for sale and their operations included in discontinued operations.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheets consisted of the following:

	Eco3d	Pioneer Products / Sable / Magnolia Solar	Total
March 31, 2018:
Inventory	$-	$611	$611
Other current assets	-	34	34
Current assets – held for sale	$-	$645	$645

Property and equipment, net	-	995	995
Other assets	-	28	28
Non-current assets – held for sale	$-	$1,023	$1,023

Accounts payable	-	30	30
Accrued liabilities	-	13	13
Current liabilities – held for sale	$-	$43	$43

March 31, 2017:
Cash	$34	$3	$37
Accounts receivable, net of allowances	1,293	-	1,293
Inventory	-	94	94
Prepaid expenses	67	-	67
Other current assets	10	-	10
Current assets – held for sale	$1,404	$97	$1,501

Property and equipment, net	$362	$2,073	$2,435
Other assets	4	64	68
Non-current assets – held for sale	$366	$2,137	$2,503

Accounts payable	$67	$6	$73
Accrued liabilities	396	42	438
Current liabilities – held for sale	$463	$48	$511

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

Major line items constituting income (loss) from discontinued operations in the consolidated statements of operations consisted of the following:

	Eco3d	Pioneer Pioneer/ Sable / Magnolia Solar	Total
Year ended March 31, 2018:
Revenue	$188	$9,353	$9,541
Cost of revenue	103	10,464	10,567
Gross profit (loss)	85	(1,111)	(1,026)
Operating expenses	142	3,013	3,155
Loss from discontinued operations	$(57)	$(4,124)	$(4,181)
Non-cash expenses			$2,223

Year ended March 31, 2017:
Revenue	$5,821	$10,698	$16,519
Cost of revenue	2,354	10,993	13,347
Gross profit (loss)	3,467	(295)	3,172
Operating expenses	3,597	3,157	6,773
Allocated interest expense	71	-	52
Loss from discontinued operations	$(201)	$(3,452)	$(3,653)
Non-cash expenses			$2,390

Three months ended March 31, 2017:
Revenue	$1,742	$2,454	$4,196
Cost of revenue	806	2,513	3,319
Gross profit (loss)	936	(59)	877
Operating expenses	1,293	595	1,888
Allocated interest expense	19	-	19
Loss from discontinued operations	$(376)	$(654)	$(1,030)
Non-cash expenses			$408

Year ended December 31, 2016:
Revenue	$4,812	$9,473	$14,285
Cost of revenue	1,824	9,669	11,493
Gross profit (loss)	2,988	(196)	2,792
Operating expenses	2,747	2,595	5,342
Allocated interest expense	59	-	59
Income (loss) from discontinued operations	$182	$(2,791)	$(2,609)
Non-cash expenses			$2,114

Year ended December 31, 2015:
Revenue	$2,643	$4,973	$7,616
Cost of revenue	948	4,768	5,716
Gross profit (loss)	1,695	205	1,900
Operating expenses	1,612	96	1,708
Income from discontinued operations	$83	$109	$192
Non-cash expenses			$62

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing income tax benefit for all periods presented, and the income tax provision for all periods presented was considered immaterial. Thus, no separate tax provision or benefit relating to discontinued operations is included here or on the face of the consolidated statements of operations.

Non-cash expenses above consist principally of depreciation, amortization and impairment costs. Capital expenditures of discontinued operations were principally at Sable and amounted to $253 for fiscal 2018, $600 for fiscal 2017 and $620 in 2016.

Gain on the sale of Eco3d of $636 was recognized in discontinued operations in the three months ended June 30, 2017.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

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

The following table disaggregates the Company’s revenue by major source:

	Year ended March 31, 2018	Year ended March 31, 2017	Three months ended March 31, 2017	Year Ended December 31, 2016	Year ended December 31, 2015
Revenue:
Professional services	$500	$-	$-	$-	$-
SaaS	57	-	-	-	-
Hardware	1	132	15	118	59
	$558	$132	$15	$118	$59

Professional services revenues in the year ended March 31, 2018 were from a project with a retailer. Zest SaaS revenues in the year ended March 31, 2018 were from retailers and produce growers. Revenues prior to that period were from hardware sales. There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

MARCH 31, 2018

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

NOTE 5: INVENTORY

Inventory consisted of the following as of March 31:

	2018	2017
Inventory	$-	$2,361
Inventory reserves	-	(351)
Total	$-	$2,010

During the year ended March 31, 2018 Zest Labs entered into SaaS contracts with customers and accordingly the inventory consisting primarily of tags, readers and antenna was reclassified to property and equipment as these assets will be placed into service and will be used in the satisfaction of performance obligations to customers and depreciated accordingly.

Inventory for Sable has been reclassified for all years presented as assets held for sale (see Note 2).

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31:

	2018	2017
Zest Labs freshness hardware	$2,477	$-
Computers and software costs	400	397
Machinery and equipment	211	189
Furniture and fixtures	89	89
Leasehold improvements	4	4
Total property and equipment	3,181	679
Accumulated depreciation and impairment	(562)	(444)
Property and equipment, net	$2,619	$235

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

As previously described, during the year ended March 31, 2018 Zest Labs entered into SaaS contracts with customers and $2,477 of assets previously classified as inventory have been reclassified to property and equipment. These assets will be used in the satisfaction of performance obligations to customers and depreciated over estimated useful lives of three to seven years.

Depreciation expense for the years ended March 31, 2018 and 2017 was $119 and $117, respectively, for the three months ended March 31, 2017 was $28, and for the years ended December 31, 2016 and 2015 was $125 and $97, respectively.

Property and equipment for Sable and Magnolia Solar has been reclassified for all years presented as assets held for sale as more fully described in Note 2 and accordingly depreciation expense for Sable has been included in the loss from discontinued operations.

NOTE 7: INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31:

	2018	2017
Patents	$1,013	$1,013
Customer lists	-	1,042
Outsourced vendor relationships	340	-
Non-compete agreements	1,017	-
Goodwill	-	582
Total intangible assets	2,370	2,637
Accumulated amortization and impairment	(825)	(1,109)
Intangible assets, net	$1,545	$1,528

The outsourced vendor relationships and non-compete agreements were recorded as part of the acquisition of 440labs described in Note 16 below.

Amortization expense for the years ended March 31, 2018 and 2017 was $555 and $75, respectively, for the three months ended March 31, 2017 was $156, and for the years ended December 31, 2016 and 2015 was $105 and $1,066, respectively.

The Company performed a review of its customers and business results at Sable in 2017 to assess the recoverability of the carrying value of intangibles. As a result, impairment charges of $1,042 against the customer lists and a related write-down of goodwill of $582 from the initially recorded amount of $1,264 were recorded in the year ended March 31, 2018. In addition, $78 of the 440labs non-compete agreements were impaired due to the separation of one of the key employees and the remaining goodwill of $65 related to the 440labs acquisition was impaired in the three months ended March 31, 2018.

Intangible assets consisting of customer lists and patents for Pioneer, including those held by Ecoark, and Magnolia have been reclassified for all years presented as assets held for sale as more fully described in Note 2 and accordingly amortization and impairment expense has been included in the loss from discontinued operations.

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31:

	2018	2017
Professional fees and consulting costs	$325	$1,777
Vacation and paid time off	278	359
Legal fees	100	112
Payroll and employee expenses	75	121
Hardware in transit	26	89
Other	276	120
Total	$1,080	$2,578

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following as of March 31:

	2018	2017
Secured convertible promissory note	$500	$500
Less: current portion	(500)	-
Long-term debt, net of current portion	$-	$500

The Company has a secured convertible promissory note (“convertible note”) bearing interest at 10% per annum, entered on January 10, 2017 for $500 with the principal due in one lump sum payment on or before July 10, 2018. The convertible note was part of the financing the Company entered into in the three months ended March 31, 2017, that raised $4,300 (of a maximum of $5,000) in convertible notes ($700 of which were from related parties, see Note 10) bearing interest at 10% per annum. On March 30, 2017, $3,700 of these notes were converted (including $600 of the $700 in connection with the related parties) into shares of common stock, along with the related accrued interest on those notes.

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

Interest expense on the long-term debt for the years ended March 31, 2018 and 2017 was $50 and $11, respectively, for the three months ended March 31, 2017 was $0, and for the years ended December 31, 2016 and 2015 was $312 and $234, respectively.

See Note 10 for long-term debt transactions with related parties.

NOTE 10: RELATED-PARTY TRANSACTIONS

Long-term debt – related parties consisted of a $100 note payable purchased by the Company’s Chief Administrative Officer, Troy Richards, in February 2017, who declined the warrants. The convertible note has terms consistent with those described in Note 9 above and was not converted as of March 31, 2017. The note was repaid March 2018.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

Interest expense on the debt – related parties for the years ended March 31, 2018 and 2017 was $10 and $33, respectively, for the three months ended March 31, 2017 $8 and for the years ended December 31, 2016 and 2015 was $47 and $41, respectively.

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

The Company recorded the net license fee of $77 in conjunction with the Merger described in Note 4. The unamortized license has been included in assets held for sale in Note 2.

As more fully described in Note 15, Pioneer Products acquired Sable Polymer Solutions, LLC on May 3, 2016 from a stockholder of the Company. In conjunction with the acquisition, a six-month consulting agreement was entered into with the stockholder of the Company for a total fee of $30.

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)

As a result of the merger transaction described in Note 4 and in accordance with ASC 805-40-45, the Company has given retroactive effect to certain share numbers and calculations by restating amounts for common shares, additional paid-in capital and treasury stock in the December 31, 2015 balance sheet.

On March 24, 2016, Ecoark common shares were exchanged for Ecoark Holdings common shares as more fully described in Note 4. The Ecoark common shares, including treasury shares were canceled after the exchange.

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock, par value $0.001. No preferred shares have been issued.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

Ecoark Holdings Common Stock

As described in Note 4, 100,000 shares of common stock, par value $0.001 were authorized on March 18, 2016. At the Merger, the Company had 29,057 shares of common stock issued and outstanding. MSC’s shareholders and holders of debt, notes, warrants and options received an aggregate of 1,351 shares of the Company’s common stock and Ecoark’s shareholders received an aggregate of 27,706 shares of the Company’s common stock.

The Company issued 63 shares for services rendered in 2015 at a value of $175, as well as $719 in treasury shares issued for services rendered. In addition to those shares, the Company raised $8,430 (which included $55 from a subscription receivable collected in 2016) from the sale of treasury shares in 2015 (and $200 in 2016 prior to the Merger).

The Company issued 4,337 shares of the Company’s common stock in 2016 pursuant to a private placement offering for $17,320.

The Company in 2016 issued 98 shares for $487 in the exercise of warrants at $5.00 per share and cashless exercise of warrants for 2 shares.

The Company issued 775 shares for services rendered in 2016 related to the Merger and to various consultants and an employee during the year valued at $3,585, at share prices ranging from $4.00 to $6.00 per share.

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

The Company in 2016 issued 1,500 shares to convert a long-term debt valued at $3,000.

On March 14, 2017, the Company issued 2,000 shares of the Company’s common stock pursuant to a private placement offering for $7,255, net of expenses (see Securities Purchase Agreement – Institutional Funds below).

The Company issued 38 shares for board compensation valued at $200, of which $100 was accrued for at December 31, 2016.

During the three months ended March 31, 2017 the Company issued 550 shares for services rendered and to be rendered (prepaid) to consultants under the 2013 Ecoark Holdings Incentive Stock Plan (“2013 Incentive Stock Plan”) valued at $3,073.

The Company issued 25 shares for $62 in the exercise of options under the Ecoark Inc. 2013 Stock Option Plan (the “2013 Option Plan”) at $2.50 per share during the three months ended March 31, 2017.

The Company issued 250 shares to employees in stock grants vested under the 2013 Incentive Stock Plan during the three months ended March 31, 2017.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

The Company issued 833 shares in conversion of notes payable and accrued interest on that debt (both third parties and related parties) valued at $3,718 during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company issued 331 shares under an equity purchase agreement, net of expenses for $1,087 (see Securities Purchase Agreement below).

In May 2017, the Company issued 2,500 shares of the Company’s common stock pursuant to a private placement offering for $9,106, net of expenses (see Securities Purchase Agreement – Institutional Funds below).

In March 2018, the Company issued 2,500 shares of the Company’s common stock pursuant to a private placement offering for $3,587, net of expenses (see Securities Purchase Agreement – Institutional Funds below).

The Company issued 201 shares for board compensation valued at $550 for the year ended March 31, 2018.

During the year ended March 31, 2018, the Company issued 65 shares to consultants under the 2013 Incentive Stock Plan.

During the year ended March 31, 2018 the Company issued 1,544 shares to employees in stock grants vested under the 2013 Incentive Stock Plan and 239 shares to employees in stock grants vested under the 2017 Ecoark Holdings Omnibus Incentive Plan (“2017 Omnibus Incentive Plan”).

The total share-based compensation expense for the year ended March 31, 2018 was $24,952. The Company acquired 545 shares of common stock from employees in lieu of amounts required to satisfy minimum tax withholding requirements of $1,618 resulting from vesting of the employees’ stock.

The Company issued 300 shares in May 2017 for the acquisition of 440labs valued at $1,500.

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

MARCH 31, 2018

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

Securities Purchase Agreements – Institutional Funds

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

MARCH 31, 2018

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

On March 16, 2018, the Company completed a reserved private placement agreement related to the issuance and sale of 2,500 shares of common stock for $4,200 ($3,587 net of expenses) to institutional purchasers at $1.68 per share. The purchase agreement is pursuant to the Company’s Form S-3 registration statement filed on August 17, 2016. The purchasers also received warrants to purchase 2,500 shares of common stock for $2.00 for up to 5 years from the date the transaction completed. The investment bankers for the transaction received warrants to purchase 88 shares of common stock for $2.02 for up to 5 years, the same terms as the investors. In addition, investment bankers from the May 22, 2017 reserved private placement received warrants to purchase 175 shares of common stock for $2.10 for up to 5 years pursuant to an exclusivity clause.

As of March 31, 2018, 49,468 total shares were issued and 48,923 shares were outstanding, net of 545 treasury shares.

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

Warrants were issued in October 2016 to a consultant. The warrants were exercisable into 100 shares common stock with a strike price of $2.50 per share that vested October 31, 2016 with an expiration date of October 31, 2018. In May 2017, 49 shares of the warrants were exercised in a cashless exchange and the remaining 51 shares were forfeited.

As discussed in Note 9, the Company on March 30, 2017 issued warrants to the convertible note holders that converted their notes into shares of common stock in accordance with the amended secured convertible promissory note. The warrants are exercisable into 310 shares of common stock with a strike price of $7.50 per share and expire on December 31, 2018. The warrants were valued using the Black-Scholes model, which incorporated a volatility of 82% and a discount yield of 1.27%. The value of the warrants of $370 was included in interest expense for the three months ended March 31, 2017 and additional paid in capital.

On March 14, 2017, the Company issued 1,000 warrants to institutional investors that purchased 2,000 shares of common stock in a private placement. The warrants have a strike price of $5.00 and mature in March 2022. In addition, the investment bankers of the transaction received warrants to purchase 140 shares of common stock with the same terms as the investors.

As discussed above, on May 22, 2017, the Company issued 1,875 warrants to the institutional investors that purchased the 2,500 shares of common stock in the reserved private placement. The warrants have a strike price of $5.50 and mature in May 2022. In addition, the investment bankers of the transaction received warrants to purchase 175 shares of common stock with the same terms as the investors.

On October 26, 2017, the Company entered into a consulting agreement for $8 per month unless otherwise terminated and agreed to issue warrants for 75 shares of common stock at $2.10 per share, vesting immediately with a term of five years.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

As discussed above, on March 16, 2018 the Company issued 2,500 warrants to the institutional investors that purchased the 2,500 shares of common stock in the reserved private placement. The warrants have a strike price of $2.00 and mature in March 2023. In addition, the investment bankers of the transaction received warrants to purchase 88 shares of common stock with the same terms as the investors and the investment bankers from the May 22, 2017 reserved private placement received warrants to purchase 175 shares of common stock for $2.10 for up to five years pursuant to an exclusivity clause. The warrants include a down round provision such that the exercise price of the warrants are subject to adjustment if the Company issues common stock, common stock equivalents, warrants or options at a price lower than the stated exercise price, subject to certain exceptions. As provided for in ASU 2017-11, the effect of the down round feature on earnings per share will be recognized when it is triggered.

Changes in the warrants are described in the table below:

	Year ended March 31, 2018		Three months ended March 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	5,789	$5.09	4,339	$4.94	15	$35.00	15	$35.00

Granted	4,888	$3.47	1,450	$5.53	4,437	$4.94	-
Exercised pre-Merger	-		-		(13)		-
Exercised post-Merger	-		-		(98)	$5.00	-
Exercised Cash	-		-		(2)		-
Exercised Cashless	(49)		-		-		-
Forfeited	(51)		-		-		-
Cancelled	-		-		-		-
Ending balance	10,577	$4.37	5,789	$5.09	4,339	$4.94	15	$35.00
Intrinsic value of warrants	$-

Weighted Average Remaining Contractual Life (Years)	2.5		2.6		2.0		1.0

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

Share-based Compensation Expense

Share-based compensation for employees is included in salaries and salary related costs and directors and services are included in professional fees and consulting in the consolidated statement of operations as follows:

	Ecoark Plan	2013 Incentive Stock Plan	2017 Omnibus Incentive Plan	Non-Qualified Stock Options	Common Stock	Warrants	Total
Year ended March 31, 2018
Directors	$-	$-	$550	$-	$-	$-	$550
Employees	-	16,701	2,707	1,184	1,500	-	22,092
Services	-	181	307	-	-	108	596
Services prepaid expense	-	1,714	-	-	-	-	1,714
	$-	$18,596	$3,564	$1,184	$1,500	$108	$24,952

Year ended March 31, 2017
Directors	$-	$300	$-	$-	$-	$-	$300
Employees	362	3,368	-	-	-	-	3,730
Services	515	4,434	-	-	2,499	312	7,760
Services prepaid expense	-	(1,714)	-	-	-	-	(1,714)
	$877	$6,388	$-		$2,499	$312	$10,076

Three months ended March 31, 2017
Directors	$-	$100	$-	$-	$-	$-	$100
Employees	-	1,837	-	-	-	-	1,837
Services	575	2,498	-	-	-	-	3,073
Services – prepaid expense	-	(1,714)	-	-	-	-	(1,714)
	$575	$2,721	$-	$-	$-	$-	$3,296

Year ended December 31, 2016
Directors	$-	$100	$-	$-	$-	$-	$100
Employees	1,419	1,453	-	-	-	-	2,872
Services	-	925	-	-	2,499	312	3,736
	$1,419	$2,478	$-	$-	$2,499	$312	$6,708

Year ended December 31, 2015
Employees	$366	$-	$-	$-	$-	$-	$366
Services	-	-	-	-	894	-	894
	$366	$-	$-	$-	$894	$-	$1,260

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

Modification of Awards

During the three months ended December 31, 2017, the Compensation Committee of the Board of Directors of the Company issued option awards to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. In addition, the Committee approved 2,909 new option awards that vest over a four-year period to induce certain employees to accept the replacement options, to compensate them for diminution in value of their existing awards and in consideration of a number of other factors, including each individual’s role and responsibility with the Company, their years of service to the Company, and market precedents and standards for modification of equity awards. With respect to the replacement options, grantees agreed to exchange the existing awards covering 2,718 shares of the Company’s common stock and were granted replacement options to purchase 2,926 shares of the Company’s common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants. In consideration of the agreements, the majority of replacement options vested immediately upon grant. The new option awards vest in 12 equal installments, with the first installment vesting on January 15, 2018, and additional installments vesting on the last day of each of the eleven successive three-month periods, subject to continued employment by the Company. The replacement options were issued under the 2017 Omnibus Incentive Plan or 2013 Incentive Stock Plan to correspond with the plan under which the existing awards were issued. The new options were not granted under any of the Company’s existing equity compensation plans.

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

During the three months ended March 31, 2018, the Compensation Committee of the Board of Directors of the Company issued option awards to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. With respect to the replacement options, grantees agreed to exchange the existing awards covering 300 shares of the Company’s common stock and were granted replacement options to purchase 300 shares of the Company’s common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants. The replacement options vest according to the original vesting schedule of the awards exchanged. The replacement options were issued under the 2013 Incentive Stock Plan to correspond with the plan under which the existing awards were issued.

In accordance with ASU 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting, the Company recognized the total compensation cost measured at the date of a modification which is the sum of the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date and the incremental cost resulting from the modification. The replacement options had a fair value of $467, which was less than the fair value of the existing awards exchanged and therefore an incremental share-based compensation cost was not recognized and the $467 will be recognized in periods through December 2018.

Non-Qualified Stock Options

As previously described, new option awards were granted to induce individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. The individuals were granted options to purchase 2,909 shares of Company common stock that vest at a rate of 25% per year from 2018 to 2021, subject to continued employment by the Company. As with the replacement options, the new options have an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grant. Share-based compensation costs of $3,569 for grants not yet recognized will be recognized as expense through 2021, subject to any change for actual versus estimated forfeitures. The new options were not granted under any of the Company’s existing equity compensation plans, however they have terms consistent with terms of the plans.

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees. Management valued the options utilizing the Black-Scholes model with the following criteria: stock price - $2.60; exercise price - $2.60; expected term – 4 years; discount rate – 2.03%; and volatility – 97%.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

Changes in the non-qualified stock options are described in the table below:

	Year ended March 31, 2018		Three months ended March 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-		-		-		-
Granted	2,909	$2.60	-		-		-
Exercised	-		-		-		-
Expired	-		-		-		-
Forfeited	-		-		-		-
Ending balance	2,909	$2.60	-		-		-
Intrinsic value of options	$-

Weighted Average Remaining Contractual Life (Years)	9.5

2013 Option Plan

On February 16, 2013, the Board of Directors of the Company approved the Ecoark Inc. 2013 Stock Option Plan (the “2013 Option Plan”). The purposes of the 2013 Option Plan were to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the business. The 2013 Option Plan was expected to contribute to the attainment of these objectives by offering employees, directors and consultants the opportunity to acquire stock ownership interests in Ecoark, and to thereby provide them with incentives to put forth maximum efforts for the success of Ecoark.

Awards under the 2013 Option Plan were only granted in the form of non-statutory stock options (“Options”) to purchase Ecoark’s Series C Stock prior to the Merger with MSC. Under the terms of the 2013 Option Plan and the Merger, the Options converted into the right to purchase shares of the Company.

In May 2014, Ecoark had granted Options to purchase 693 shares to various employees and consultants of Ecoark. The Options had an exercise price of $1.25 per share and have a term of 10 years. The Options were to vest over a three-year period as follows: 25% immediately; 25% on the first anniversary date; 25% on the second anniversary date; and 25% on the third anniversary date. During 2015 Ecoark issued additional Options on 625 shares of common stock. At the end of 2015, Options under the 2013 Option Plan were outstanding to purchase 1,318 shares of common stock. The total original number of Options on 1,318 Ecoark shares was divided by two in conjunction with the exchange ratio required by the Merger Agreement and converted to Options to purchase 659 shares of the Company (Holdings) with an adjusted exercise price of $2.50. In September 2016, the remaining vesting was accelerated to have those Options 100% vested. In 2016, the Company issued options to purchase 125 shares of stock at a strike price of $2.50 per share to a consultant. These options vested immediately and expire on March 31, 2018. In the Company’s fourth quarter of 2016, an option holder forfeited 125 options and thus, at December 31, 2016, Options on 659 shares of the Company were outstanding with an adjusted exercise price of $2.50. The Board of Directors adjusted the expiration date of these options to March 28, 2018. All unexercised options have expired as of March 31, 2018.

Management valued the Options utilizing the Black-Scholes Method, with the following criteria: stock price - $2.50; exercise price - $2.50; expected term – 10 years; discount rate – 0.25%; and volatility – 55%.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

Changes in the Options under the 2013 Option Plan are described in the table below:

	Year ended March 31, 2018		Three months ended March 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	884	$2.50	659	$2.50	659	$2.50	-	-
Granted	-		250	$2.50	125	$2.50	659	$2.50
Exercised	-		(25)		-		-
Expired	(884)		-		-		-
Forfeited	-		-		(125)		-
Ending balance	-		884	$2.50	659	$2.50	659	$2.50
Intrinsic value of Options	$-

Weighted Average Remaining Contractual Life (Years)	-		1.0		1.2	-	2.1

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

As previously described, during the three months ended March 31, 2018, new option awards were granted to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. With respect to the replacement options, grantees agreed to exchange the existing awards covering 300 shares of the Company’s common stock and were granted 300 replacement options to purchase shares of Company common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants. The replacement options vest according to the original vesting schedule of the awards exchanged through December 2018. The replacement options were issued under the 2013 Incentive Stock Plan to correspond with the plan under which the existing awards were issued.

Share-based compensation costs of approximately $487 for grants not yet recognized will be recognized as expense through December 31, 2018, subject to any changes for actual versus estimated forfeitures.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees. Management valued the options utilizing the Black-Scholes model with the following criteria ranges: stock price - $2.10 to $2.60 exercise price - $2.10 to $2.60; expected term – 4.0 to 5.2 years; discount rate – 2.22% to 2.7%; and volatility – 95 to 105%. Changes in the options under the 2013 Incentive Stock Plan are described in the table below:

	Year ended March 31, 2018		Three months ended March 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-		-		-		-
Granted	-		-		-		-
Options granted in exchange for shares	2,563	$2.52
Exercised	-		-		-		-
Expired	-		-		-		-
Forfeited	-		-		-		-
Ending balance	2,563	$2.52	-		-		-
Intrinsic value of options	$-

Weighted Average Remaining Contractual Life (Years)	9.6		-		-		-

A reconciliation of the shares available and issued under the 2013 Incentive Stock Plan is presented in the table below through March 31, 2018:

	Year ended March 31, 2018	Three months ended March 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Beginning available	11	5,021	5,497	5,500
Granted pre-Merger	-	-	-	(13)
Shares cancelled pre-Merger	-	-	-	10
Shares granted post-Merger	-	(5,010)	(476)	-
Shares modified to options	2,493	-	-	-
Options in exchange for shares	(2,563)	-	-	-
Shares forfeited	294	-	-	-
Ending available	235	11	5,021	5,497

Vested stock awards	4,799

Beginning number of shares issued	1,000	224	3	-
Issued	1,585	776	221	3
Cancelled	-	-	-	-
Ending number of shares issued	2,585	1,000	224	3

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

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

As previously described, new option awards were granted to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. With respect to the replacement options, grantees agreed to exchange the existing awards covering 525 shares of the Company’s common stock and were granted 663 replacement options to purchase shares of Company common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants. In consideration of the agreements, the majority of the replacement options vested immediately upon grant. The remaining replacement options will vest in equal installments through July 2020, subject to continued employment by the Company.

Share-based compensation costs of approximately $1,024 for grants not yet recognized will be recognized as expense through October 2021 subject to any changes for actual versus estimated forfeitures.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees. Management valued the options utilizing the Black-Scholes model with the following criteria ranges: stock price - $1.61 to $3.76 exercise price - $1.61 to $3.76; expected term – ten years in the first two quarters and four years in the last two quarters; discount rate – 1.99% to 2.65%; and volatility – 89 to 103%. Changes in the options under the 2017 Omnibus Incentive Plan are described in the table below:

	Year Ended March 31, 2018		Three months ended March 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-		-		-		-
Granted	911	$2.44	-		-		-
Shares modified to options	663	$3.00	-		-		-
Exercised	-		-		-		-
Expired	(8)		-		-		-
Forfeited	(192)		-		-		-
Ending balance	1,374	$2.76	-		-		-
Intrinsic value of options	$-

Weighted Average Remaining Contractual Life (Years)	9.5		-		-		-

A summary of the activity for performance-based grants as of March 31, 2018 and since inception in June 2017 is presented below:

	Year ended March 31, 2018		Three months ended March 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-		-		-		-
Granted	135	$3.36	-		-		-
Exercised	-		-		-		-
Expired	-		-		-		-
Forfeited	(135)		-		-		-
Ending balance	-		-		-		-

Weighted Average Remaining Contractual Life (Years)	-		-		-		-

A summary of the activity for service-based grants as of March 31, 2018 and since inception in June 2017 is presented below:

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

	Year ended March 31, 2018		Three months ended March 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-		-		-		-
Granted	1,381	$3.30	-		-		-
Issued	(465)		-		-		-
Expired	-		-		-		-
Forfeited	(341)		-		-		-
Options granted in exchange for shares	(525)		-		-		-
Ending balance	50	$2.60	-		-		-

Weighted Average Remaining Contractual Life (Years)	9.3		-		-		-

A reconciliation of the total shares available and issued under the 2017 Omnibus Incentive Plan is presented in the table below through March 31, 2018:

	Year ended March 31, 2018	Three months ended March 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
Beginning available	4,000	-	-	-
Shares granted	(2,427)	-		-
Shares modified to options	525	-	-	-
Options in exchange for shares	(663)	-	-	-
Shares expired	8
Shares forfeited	668	-	-	-
Ending available	2,111	-	-	-

Vested stock awards	1,066

Beginning number of shares issued	-	-	-	-
Issued	465	-	-	-
Cancelled	-	-	-	-
Ending number of shares issued	465	-	-	-

NOTE 12: COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2020. Rent expense was as follows:

	Year ended March 31, 2018	Year ended March 31, 2017	Three months ended March 31, 2017	Year Ended December 31, 2016	Year ended December 31, 2015
Continuing operations	$346	$343	$101	$311	$253
Discontinued operations	25	230	72	187	84
Total	$371	$573	$173	$498	$337

Future minimum lease payments required under the operating leases for continuing operations are as follows: 2019 - $193 and 2020 - $113.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

Royalties

The Company has cross-licensing agreements with several technology companies that require payment of royalties upon the sale and or use of certain patented technologies. One of these agreements requires minimum annual payments of $50 until the last of the patents expire.

NOTE 13: INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $90,853 at March 31, 2018, expiring through the year 2038. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The table below summarizes the differences between the tax benefit computed at the statutory federal tax rate and the Company’s net income tax benefit for the years ended March 31:

	2018	2017
Tax benefit computed at expected statutory rate	$(14,753)	$(10,956)
State income taxes	22	-
Permanent differences:
Share-based compensation	3,679	1,193
Goodwill impairment	647	682
Temporary differences:
Share-based compensation	6,539	1,372
Property and equipment	1,139	434
Intangible assets	663	770
Other adjustments	(188)	248
Increase in valuation allowance	2,252	6,257
Net income tax benefit	$-	$-

The table below summarizes the differences between the statutory federal rate and the Company’s effective tax rate as follows for the years ended March 31:

	2018	2017
Federal statutory rate (benefit)	(35.0)%	(35.0)%
Temporary differences	19.3%	9.0%
Permanent differences	10.3%	6.0%
Change in valuation allowance	5.4%	20.0%
Effective Tax Rate	0%	0%

In periods prior to the year ended March 31, 2017, the change in the valuation allowance represented the most significant difference between the statutory federal rate and the Company’s effective tax rate. There were no other individually significant reconciling items.

The Company has deferred tax assets which are summarized as follows at March 31:

	2018	2017
Net operating loss carryover	$21,274	$20,671
Depreciable and amortizable assets	1,168	1,464
Share-based compensation	2,858	1,003
Accrued liabilities	58	122
Inventory reserve	3	119
Allowance for bad debts	13	154
Effect of reduction in tax rate	(994)	-
Other	328	4
Less: valuation allowance	(24,708)	(23,537)
Net deferred tax asset	$-	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at March 31, 2018, due to the uncertainty of realizing the deferred income tax assets. The valuation was increased by approximately $1,171 as a result of $2,165 of differences relating to fiscal 2018 operations offset by the $994 impact of the reduction in the federal statutory rate from 35% to 21%. The Company has not identified any uncertain tax positions and has not received any notices from tax authorities.

On December 22, 2017, the Tax Cuts and Jobs Act, (the “TCJA”) was enacted.  The TCJA includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 35% to 21%, for tax years beginning after December 31, 2017. The Company has recorded a full valuation allowance against its net deferred tax asset, and therefore, the tax effects of the of enactment of the TCJA as written did not result in a remeasurement of the Company’s net deferred tax asset.

NOTE 14: CONCENTRATIONS

During the year ended March 31, 2018 the Company had one major customer comprising 93% of sales and in fiscal 2017 the Company had two major customers comprising 89% of sales. The Company had three customers comprising 93% of sales in the three months ended March 31, 2017 and two and four customers comprising 91 and 97% of sales in the years ended December 31, 2016 and 2015, respectively. A major customer is defined as a customer that represents 10% or greater of total sales. Additionally, the Company had one customer as of March 31, 2018 and two customers as of March 31, 2017 with accounts receivable balances of 93% and 89% of the total accounts receivable. The Company does not believe that risk associated with this customer will have an adverse effect on the business.

In addition, during fiscal 2018 and 2017, the Company had three and two major vendors comprising 56% and 42% of purchases, respectively. The Company had one vendor comprising 23% of purchases in the three months ended March 31, 2017 and two and one vendors comprising 37% and 92% of purchases in the years ended December 31, 2016 and 2015, respectively. A major vendor is defined as a vendor that represents 10% or greater of total purchases. Alternative sources exist such that the risk associated with the two vendors is not expected to have an adverse effect on the Company. Additionally, the Company had one vendor as of March 31, 2018 and two vendors as of March 31, 2017 with accounts payable balances of 27% and 28%, respectively, of total accounts payable.

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

The Company issued 2,000 shares of the Company’s common stock (the “Shares”) in exchange for all of Sable’s membership interests. Sable is now a wholly-owned subsidiary of Pioneer Products. As a result of receiving letters of intent for the sale of key assets of Sable and the approval by the Company’s Board to sell the assets, those assets are included in assets held for sale and their operations included in discontinued operations for all periods presented.

The seller was subject to a lock-up agreement (the “Lock-Up Agreement”) that released shares from the Lock-Up Agreement over a period of one year (the “Lock-Up Period”). Under the Lock-Up Agreement, the seller was permitted to sell 33.3% of the Shares received by the seller after the six-month anniversary of the closing of the transaction. Thereafter, an additional 33.3% of the Shares were released at the end of each subsequent three-month period until the end of the Lock-Up Period.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

No cash was paid relating to the acquisition of Sable. Sable operates a polymer manufacturing facility north of Atlanta, Georgia. As a result of receiving letters of intent for the sale of key assets of Sable and the approval by the Company’s Board to sell the assets, those assets are included in assets held for sale and their operations included in discontinued operations.

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
$3,786

The intangible assets represent customer lists and will be amortized over three years. The goodwill recognized reflects expected synergies from combining operations of Sable and the Company as well as intangible assets that do not qualify for separate recognition including polymer formulas and formulations. The goodwill is expected to be deductible for tax purposes. The goodwill will not be amortized but will be tested annually for impairment. In the fourth quarter of 2016 an impairment charge of $682 was recorded. Since the acquisition Sable has recorded $10,524 in revenues (net of intercompany elimination) and a loss of $7,093 that are included in consolidated results.

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

MARCH 31, 2018

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
$1,500

The primary business of 440labs is providing development services to Zest Labs. In consolidation, the revenues of 440labs prior to the acquisition would have been eliminated against the expenses of Zest Labs that were paid to 440labs, resulting in an insignificant impact to the net losses of the Company. The goodwill is not expected to be deductible for tax purposes. The goodwill was tested for impairment and written off in the quarter ended March 31, 2018 along with the intangible asset related to one of the executive employees who resigned from the Company.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

NOTE 16: SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters in the years ended March 31, 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended March 31, 2018
Revenues	$1	$20	$14	$523
Gross profit	$(12)	$1	$(26)	$352
Net loss continuing operations	$(13,657)	$(10,387)	$(9,485)	$(5,056)
Discontinued operations	$(588)	$(1,573)	$(522)	$(1,498)
Gain on disposal of discontinued operations	$636	$-	$-	$-
Net loss attributable to controlling interest	$(13,609)	$(11,967)	$(10,017)	$(6,559)
Net loss per share – Basic: Continuing operations	$(0.31)	$(0.23)	$(0.21)	$(0.11)
Net loss per share – Gain on disposal of discontinued operations	$0.01	$-	$-	$-
Net loss per share – Basic: Discontinued operations	$(0.01)	$(0.03)	$(0.01)	$(0.03)

Year ended March 31, 2017
Revenues	$5	$17	$94	$16
Gross profit	$5	$5	$(255)	$(17)
Net loss continuing operations	$(5,738)	$(6,295)	$(8,356)	$(7,261)
Discontinued operations	$(136)	$(219)	$(2,269)	$(1,029)
Net loss attributable to controlling interest	$(5,938)	$(6,565)	$(10,624)	$(8,292)
Net loss per share – Basic: Continuing operations	$(0.15)	$(0.17)	$(0.23)	$(0.20)
Net loss per share – Basic: Discontinued operations	$(0.00)	$(0.01)	$(0.06)	$(0.03)

As a result of receiving letters of intent for the sale of key assets of Sable, Pioneer and Magnolia Solar, and the approval by the Company’s Board to sell the assets, those assets are included in assets held for sale and their operations included in discontinued operations (see Note 2). Quarterly periods prior to the first fiscal quarter of 2017 are not presented because those periods included amounts prior to the Merger described in Note 4 and are not reflective of the Company or the quarterly filings in those periods.

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,029 in cash and 560 shares of the Company’s common stock (including 525 shares that had been exchanged for the noncontrolling interest in September 2016) that was held by executives of Eco3d, which were canceled upon receipt. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company had reflected amounts relating to Eco3d as a disposal group classified as held for sale at March 31, 2017 and has included amounts relating to Eco3d as part of discontinued operations. There was no significant continuing involvement with Eco3d (see Note 2).

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

NOTE 17: COMPARATIVE INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	(Dollars in thousands, except per share data)
	Three months Ended	Three months Ended
	March 31,	March 31,
	2017	2016
		(Unaudited, Restated)

CONTINUING OPERATIONS:
REVENUES
Revenue from product sales	$15	$1
Revenue from services	-	-
	15	1
COST OF REVENUES
Cost of product sales	33	(6)
Cost of services	-	-
	33	(6)
GROSS PROFIT (LOSS)	(18)	7
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation of $1,837 and $28 in fiscal 2017 and 2016, respectively	2,898	713
Professional fees and consulting, including share-based compensation of $1,459 and $0 in fiscal 2017 and 2016, respectively	2,248	409
Selling, general and administrative	375	222
Depreciation, amortization, and impairment	51	58
Research and development	1,235	752
Total operating expenses	6,807	2,154
Loss from continuing operations before other expenses	(6,825)	(2,147)

OTHER EXPENSE:
Interest expense, net of interest income	(438)	(86)
Loss on retirement of assets	-	-
Total other expenses	(438)	(86)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(7,263)	(2,233)
DISCONTINUED OPERATIONS:
Income (Loss) from discontinued operations	(1,030)	12
Gain on disposal of discontinued operations	-	-
Total discontinued operations	(1,030)	12
PROVISION FOR INCOME TAXES	-	-
NET LOSS	(8,293)	(2,221)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	2
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(8,293)	$(2,223)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.19)	$(0.08)
Discontinued operations	$(0.02)	$-
Total	$(0.21)	$(0.08)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	39,134	27,847

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2018

NOTE 18: SUBSEQUENT EVENTS

The Company has entered into letters of intent for the sale of the key assets of Sable Polymer Solutions, LLC, as well as the sale of its Pioneer Products subsidiary. The sale of these assets is part of the Company’s previously stated corporate strategy to divest all non-core holdings as the Company moves toward a sole focus on Zest Labs, an AgTech company. Ecoark expects to complete these transactions in its second fiscal quarter (prior to September 30, 2018) and will use all proceeds toward growth capital for Zest Labs.

The Company announced on May 17, 2018 that it has reduced the size of its Board of Directors to six members and accepted the resignations of Susan Chambers and Terrence Mathews effective May 11, 2018. The Company also announced that the Chief Financial Officer, Jay Puchir, resigned effective May 11, 2018. Mr. Puchir agreed to stay on in an advisory role for six months to assist with the transition.

Subsequent to March 31, 2018, the Company has issued 24 shares of common stock pursuant to stock awards granted from the 2013 Incentive Stock Plan, net of 16 shares of common stock from employees in lieu of amounts required to satisfy minimum withholding requirements upon vesting of the employees’ stock. The Company has also issued 25 shares to an advisor to the Company pursuant to a stock award granted from the 2017 Incentive Stock Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were not effective given the identification of two material weaknesses in controls.

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

The second weakness relates to disclosure controls and violations of the Company’s delegation of authority and related policies that were established and approved by the board of directors. The Company continues to work with the board and board committees to communicate and reemphasize Company policies including the delegation of authority to reduce the risk of errors or omissions that could result in inaccurate or incomplete disclosures.

Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our principal executive and financial officers assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2018 based on those criteria.

Our independent registered public accounting firm, which has audited the financial statements included in this annual report, has also issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2018. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Ecoark Holdings, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ecoark Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2018 based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses identified below on the lack of segregation of duties and the lack of communication on current information for inclusion in disclosures of the quarterly and annual filings as of that date, the Company has not maintained effective internal control over financial reporting as of March 31, 2018, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of March 31, 2018 and 2017, and for the years ended March 31, 2018 and 2017, for the transition period three-months ended March 31, 2017 and the years ended December 31, 2016 and 2015, and our report dated June 27, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Lack of segregation of duties

The Company had inadequate segregation of duties consistent with control objectives over period end financial reporting controls. There was not an effective preparation and review by appropriate personnel due to staff reductions.

Lack of communication on current information for inclusion in disclosures of the quarterly and annual filings

Controls around the disclosure of information needed for the annual and quarterly reports had noted deficiencies regarding the timeliness of information being presented to the finance and accounting department as well as deficiencies regarding the following of the delegation of authority.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements for the year ended March 31, 2018, of the Company, and this report does not affect our report on such consolidated financial statements.

/s/ KBL, LLP

New York, NY

June 27, 2018

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we completed the implementation of Carta stock administration software which we believe significantly improved our internal controls over share-based compensation and related income tax calculations.

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

In accordance with General Instruction G(3) of Form 10-K, the remaining information required by this item is incorporated by reference from our definitive proxy statement for the 2018 annual meeting of stockholders (the “Proxy Statement”), which we expect to file with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act on or before July 30, 2018.

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

Securities Authorized for Issuance Under Equity Compensation Plans

2013 Option Plan

On February 16, 2013, the Board of Directors of Ecoark approved the Ecoark Inc. 2013 Stock Option Plan (the “2013 Option Plan”). The purposes of the 2013 Option Plan were to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the business. The 2013 Option Plan was expected to contribute to the attainment of these objectives by offering employees, directors and consultants the opportunity to acquire stock ownership interests in Ecoark, and to thereby provide them with incentives to put forth maximum efforts for the success of Ecoark.

2013 Incentive Stock Plan

The 2013 Incentive Stock Plan of Ecoark Holdings (previously MSC) (the “2013 Incentive Stock Plan”) was registered on February 7, 2013. Under the 2013 Incentive Stock Plan, the Company may grant incentive stock in the form of Stock Options, Stock Awards and Stock Purchase Offers of up to 5,500 shares of common stock to Company employees, officers, directors, consultants and advisors. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant.

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

The following table contains information about the 2013 Option Plan, 2013 Incentive Stock Plan and the 2017 Omnibus Incentive Plan as of March 31, 2018:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2013 Incentive Stock Plan	2,707		$1.93	235
2017 Omnibus Incentive Plan	1,576		$2.52	2,111
Equity compensation plans not approved by security holders	2,909	(1)	$2.60	-
Total	7,192		$2.33	2,346

(1)	Represents non-qualified stock options not granted under any existing equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In accordance with General Instruction G(3) of Form 10-K, the information required by this item is incorporated by reference from the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

In accordance with General Instruction G(3) of Form 10-K, the information required by this item is incorporated by reference from the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger by and between Magnolia Solar Corporation and Ecoark Inc. dated as of January 29, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 4, 2016 (File No. 000-53361).
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 13, 2008 (File No. 333-151633).
3.2	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC as of January 7, 2010 (File No. 000-53361).
3.3	Certificate of Amendment of Certificate of Incorporation of Magnolia Solar Corporation, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 24, 2016 (File No. 000-53361).
3.4	Certificate of Amendment to the Bylaws of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC as of April 14, 2016 (File No. 000-53361).
3.5	Amended and Restated Bylaws of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 28, 2017 (File No. 000-53361).
4.1	Magnolia Solar Corporation 2013 Incentive Stock Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC as of February 7, 2013 (File No. 333-186505)
10.1	Form of Modification Agreement between Magnolia Solar Corporation and holders of Original Issue Discount Senior Secured Convertible Notes and Warrants, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of February 4, 2016 (File No. 000-53361).
10.2	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 6, 2016 (File No. 000-53361).
10.3	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC as of April 29, 2016 (File No. 333-211045).
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC as of May 4, 2016 (File No. 000-53361).
10.5	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC as of May 4, 2016 (File No. 000-53361).
10.6	Share Exchange Agreement by and between Pioneer Products, LLC, Sable Polymer Solutions, LLC and Ecoark Holdings, Inc., dated as of May 3, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 9, 2016 (File No. 000-53361).
10.7	Master License Agreement by and between Magnolia Solar, Inc. and Magnolia Optical Technologies, Inc., dated as of April 30, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Amended Registration Statement on Form S-1/A filed with the SEC as of June 17, 2016 (File No. 333-211045).
10.8	Share Exchange Agreement by and between Ecoark Holdings, Inc., Eco3D, LLC and Ken Smerz and Ted Mort, dated as of September 22, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of September 28, 2016 (File No. 000-53361).
10.9	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361).

10.10	Purchase Agreement by and between Ecoark Holdings, Inc. and Reddiamond Partners LLC, dated as of January 13, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361).
10.11	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 6, 2017 (File No. 000-53361).
10.12	Form of Securities Purchase Agreement, dated March 14, 2017, by and between Ecoark Holdings, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361).
10.13	Form of Warrant Agreement of Ecoark Holdings, Inc., dated March 14, 2017, by and between Ecoark Holdings, Inc. and various purchasers of common stock, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361).
10.14	Form of Warrant Agreement of Ecoark Holdings, Inc., dated March 31, 2017, by and between Ecoark Holdings, Inc. and various holders of convertible debt, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 3, 2017 (File No. 000-53361).
10.15	Form of Asset Purchase Agreement, dated as of April 10, 2017 by and among Eco3d Acquisition LLC, the Company, and Eco3d LLC, an indirect wholly-owned subsidiary of the Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 14, 2017 (File No. 000-53361).
10.16	Form of Securities Purchase Agreement, dated May 22, 2017, by and between Ecoark Holdings, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361).
10.17	Form of Warrant Agreement of Ecoark Holdings, Inc., dated May 22, 2017, by and between Ecoark Holdings, Inc. and various purchasers of common stock, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361).
10.18	Exchange Agreement, entered into on May 18, 2017 by and among the Company, Zest Labs, Inc., 440labs, Inc., SphereIt, LLC and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2017 (File No. 000-53361).
10.19	Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, effective June 13, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated and filed with the SEC on June 14, 2017 (File No. 333-218748).
10.20	Form of Stock Option Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2017 (File No. 000-53361).
10.21	Form of Restricted Stock Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2017 (File No. 000-53361).
10.22	Form of Restricted Stock Unit Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2017 (File No. 000-53361).
10.23	Form of Securities Purchase Agreement, dated March 14, 2018, by and between Ecoark Holdings, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 20, 2018 (File No. 000-53361).
10.24	Form of Warrant Agreement of Ecoark Holdings, Inc., dated march 14, 2018, by and between Ecoark Holdings, Inc. and various purchasers of common stock, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 20, 2018 (File No. 000-53361).
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecoark Holdings, Inc.
(Registrant)

Date: June 27, 2018	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: June 27, 2018	By:	/s/ JAY OLIPHANT
Jay Oliphant
Corporate Controller
(Principal Financial and Accounting Officer)

Date: June 27, 2018	By:	/s/ STEVEN K. NELSON
Steven K. Nelson
Director

Date: June 27, 2018	By:	/s/ PETER MEHRING
Peter Mehring
Director

Date: June 27, 2018	By:	/s/ GARY METZGER
Gary Metzger
Director

Date: June 27, 2018	By:	/s/ MICHAEL GREEN
Michael Green
Director

Date: June 27, 2018	By:	/s/ JOHN CAHILL
John Cahill
Director

