Form 10-K/A
period 2018-03-31
Ecoark Holdings, Inc.
filed 2018-07-30
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53361

ECOARK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0680177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3333 S. Pinnacle Hills Parkway, Suite 220, Rogers, AR	72758
(Address of principal executive offices)	(Zip Code)

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

As of July 25, 2018, there were 48,972,306 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends Ecoark Holding, Inc.’s (“Ecoark” or the “Company”) Annual Report on Form 10-K for the year ended March 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on June 28, 2018, or the Original Filing. We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after March 31, 2018, the end of the fiscal year covered by our annual report on Form 10-K.

Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing.

In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and inclusion of updated outstanding share information.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this annual report on Form 10-K/A is not a representation that any statements contained in items of our annual report on Form 10-K other than Part III, Items 10 through 14, Part IV and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

			Director of the
Name	Age	Positions Held with the Company	Company Since
Randy S. May	54	Chairman of the Board and Chief Executive Officer	2016*
John P. Cahill	63	Director	2016
Peter Mehring	56	President, CEO and President of Zest Labs, Inc. and Director	2017
Gary Metzger	66	Lead Director	2016*
Steven K. Nelson	60	Director	2017
Michael Green	63	Director	2017

* Messrs. May and Metzger served on the board of directors of Ecoark, Inc. from 2011 and 2013, respectively, until it effected a reverse acquisition of Ecoark Holdings, Inc. (formerly known as Magnolia Solar Corporation) on March 24, 2016. Messrs. May and Metzger joined the Board effective on April 11, 2016.

Michael Green was appointed as a director of the Company on November 2, 2017. All directors shall serve until the 2018 annual meeting of stockholders and until successors are duly elected or until the earliest of their removal or resignation. Charles Rateliff resigned as a director of the Company effective on October 1, 2017. Susan Chambers and Terrence Matthews resigned as directors of the Company effective on May 11, 2018. There are no family relationships among any of the directors or executive officers.

Randy S. May. Mr. May has served as Chairman of the Board of Ecoark since March 2016 and served as Chief Executive Officer of Ecoark from 2016 through March 28, 2017 and then from September 21, 2017 to the present. He previously served as chairman of the board of directors and as chief executive officer of Ecoark, Inc. from its incorporation until its reverse acquisition with Magnolia Solar in March 2016. Mr. May is a 25-year retail and supply-chain veteran with extensive experience in marketing, operational and executive roles. Prior to Ecoark, Mr. May held a number of roles with Wal-Mart Stores, Inc. (“Walmart”), the world’s largest retailer based in Bentonville, Arkansas. From 1998 to 2004, Mr. May served as Divisional Manager for half the United States for one of Walmart’s specialty divisions, where he was responsible for all aspects of strategic planning, finance, and operations for more than 1,800 stores. He had profit and loss responsibility for more than $4 billion of sales at the time. Under Mr. May’s leadership, the business grew sales and market share in a strong competitive market. Mr. May’s qualifications and background that qualify him to serve on the Board include his strong managerial and leadership experience, his extensive knowledge of strategic planning, finance and operations, as well his ability to guide the Company.

John P. Cahill. Mr. Cahill has served on the Board of Directors since May 2016. Mr. Cahill is currently Senior Counsel at the law firm of Norton Rose Fulbright (formerly Chadbourne & Parke LLP) and has served in that capacity since 2007. He is also a principal at the Pataki-Cahill Group LLC, a strategic consulting firm focusing on the economic and policy implications of domestic energy needs, which he co-founded in March 2007. He served in various capacities in the administration of the Governor of New York, George E. Pataki from 1997 to 2006, including Secretary and Chief of Staff to the Governor from 2002 to 2006. He also serves on the board of directors of Sterling Bancorp, Inc., a bank holding company listed on the New York Stock Exchange (“NYSE”). Mr. Cahill’s extensive experience as an attorney in government and in business, as well as his extensive knowledge of and high-level experience in energy and economic policy, qualifies him as a member of the Board.

Peter Mehring. Mr. Mehring has served as the Chief Executive Officer and President of Ecoark’s subsidiary, Zest Labs, Inc. since 2009 and became a member of the Board of Directors in January 2017. He was elected President of Ecoark on September 25, 2017. Mr. Mehring brings extensive experience in engineering, operations and general management at emerging companies and large enterprises. As Chief Executive Officer of Zest Labs, Inc., he has led the Company’s efforts in pioneering on-demand data visibility and condition monitoring solutions for the fresh produce market. Prior to joining Zest Labs, Inc., from 2004 to 2006, Mr. Mehring was the Vice President of Macintosh hardware group at Apple Computer, Senior Vice President of Engineering at Echelon, and founder, General Manager and Vice President of R&D at UMAX. Mr. Mehring held Engineering Management positions at Radius, Power Computing Corporation, Sun Microsystems and Wang Laboratories. Mr. Mehring’s knowledge and experience in engineering, operations, management, product and service development and technological innovation are among the many qualifications that have led to the conclusion that Mr. Mehring is qualified to serve on the Board.

Gary Metzger. Mr. Metzger has served on the Board of Directors since March 2016 and served on the Board of Directors of Ecoark, Inc. from 2013 until its reverse acquisition with Magnolia Solar in March 2016. Mr. Metzger offers 40 years of product development, strategic planning, management, business development and operational expertise to the Board. He served as an executive at Amco International, Inc. and Amco Plastics Materials, Inc., where in 1986 he was named President and served in such role for 24 years until Amco was sold to global resin distribution company, Ravago Americas, in December 2011, where he remains a product developer and product manager. Mr. Metzger was co-owner of Amco Plastics Materials, Inc. and Amco International. Mr. Metzger’s leadership and knowledge of manufacturing companies, product development, strategic planning, management and business development are an asset to the Board of Directors. In addition to his leadership functions, Mr. Metzger spearheaded research and development for recycled polymers, new alloy and bio-based polymer development, and introduced fragrance into polymer applications. He also developed encrypted item level bar code identification technology, anti-counterfeiting technologies, and antimicrobial technologies. Taken together, these are among the many qualifications and the significant experience that have led to the conclusion that Mr. Metzger is qualified to serve on the Board.

Steven K. Nelson. Mr. Nelson has served on the Board of Directors since April 2017. Since 2015, Mr. Nelson has been a lecturer for the Department of Accounting at the University of Central Arkansas. In 2015, Mr. Nelson retired as Vice-President, Controller of Dillard’s, Inc., where he was responsible for administering all aspects of financial accounting and reporting. Mr. Nelson began his career in 1980 as a staff accountant for Ernst & Young and attained the title of audit manager by the time he left the firm in 1984. Mr. Nelson maintains an active license as a Certified Public Accountant (“CPA”) in the State of Arkansas. Mr. Nelson’s 35-year career as a CPA and his extensive experience as controller of a publicly traded company qualify him to serve on the Board and its Audit Committee. His broad experience as the former controller of a public company uniquely qualifies Mr. Nelson to advise Ecoark not only on general accounting and financial matters but on various technical accounting, corporate governance and risk management matters that the Board may address from time to time. He possesses key insight on financial reporting processes and external reporting issues. The Board has determined that Mr. Nelson qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

Michael Green. Mr. Green retired in June 2015 as the vice president for IBM’s Strategic Services North America and continued to serve as a consultant to IBM through April 2017. Mr. Green served in several leadership roles over his 35-year career at IBM, including serving as the general manager of IBM North America’s strategic outsourcing services; vice president of healthcare and insurance for IBM global services; and vice president of strategic services for Latin America, among other roles. Mr. Green’s extensive leadership experience at IBM, including his work with IBM’s blockchain technology, are among the many attributes that uniquely qualify Mr. Green to serve as a member of the Board.

EXECUTIVE OFFICERS AND MANAGEMENT

Set forth below is biographical information with respect to each current executive officer of the Company. Mr. May and Mr. Mehring also serve as directors of the Company.  Officers are elected by the board of directors to hold office until their successors are elected and qualified.

Name	Age	Positions Held with the Company
Randy S. May	54	Chairman of the Board and Chief Executive Officer
Peter Mehring	56	President, CEO and President of Zest Labs, Inc. and Director
Jay Oliphant	59	Principal Financial Officer and Principal Accounting Officer

Jay Puchir resigned as Chief Financial Officer on May 11, 2018.

There are no family relationships among any of the directors or executive officers.

Executive Officers

Randy May. See “—Board of Directors” above for Mr. May’s biographical information.

Peter Mehring. See “—Board of Directors” above for Mr. Mehring’s biographical information.

Jay Oliphant. Mr. Oliphant is Principal Financial Officer and Principal Accounting Officer of the Company. He has served as Controller for Ecoark, Inc. since January 2016, Controller for the Company since March 2016, and Principal Financial Officer and Principal Accounting Officer since January 19, 2017. During 2016, Mr. Oliphant led a professional team that implemented cloud-based systems and controls for the Company and significantly improved internal controls over financial reporting to comply with the Sarbanes-Oxley Act. Immediately prior to joining Ecoark, Inc. in 2016, Mr. Oliphant spent nine years in various controllership roles at Walmart from 2007 until 2015. His professional experience also includes roles with Oracle, PricewaterhouseCoopers in New York and Deloitte in Houston. He has been a Certified Public Accountant for over 35 years and has Master of Accounting, Master of Business and Public Management, and Bachelor in Economics degrees from Rice University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of greater than 10% of our common stock to file reports of holdings and transactions in Ecoark common stock with the SEC.

Based solely on its review of the copies of such forms furnished to Ecoark and written representations from certain reporting persons, Ecoark believes that all Section 16(a) filing requirements were met during our fiscal year ended March 31, 2018 except for a Form 5 for Randy May.

CORPORATE GOVERNANCE

Code of Ethics

We have a Code of Ethics as defined in Item 406 of Regulation S-K, which code applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. All directors, officers, and other employees are expected to be familiar with the Code of Ethics and to adhere to the principles and procedures set forth therein. The Code of Ethics forms the foundation of a comprehensive program that requires compliance with all corporate policies and procedures and seeks to foster an open relationship among colleagues that contributes to good business conduct and an abiding belief in the integrity of our employees. Our policies and procedures cover all areas of professional conduct, including employment policies, conflicts of interest, intellectual property, and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business.

Directors, officers, and other employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics. The full text of the Code of Ethics is available on our website at https://www.zestlabs.com/downloads/Code-of-Ethics-2016.pdf. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our Code of Ethics by posting such amendment or waiver on our website.

Audit Committee

The current members of our Audit Committee are Messrs. Nelson, as chair. Cahill and Metzger, each of whom is a non-employee member of our board of directors. Mr. Nelson is our audit committee chairman and financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the rules of The Nasdaq Global Select Market

The duties and responsibilities of the Audit Committee are set forth in the charter of the Audit Committee adopted by the Board. The Audit Committee generally assists the Board in its oversight of the relationship with our independent registered public accounting firm, financial statement and disclosure matters, the internal audit function, and our compliance with legal and regulatory requirements. In accordance with its charter, the Audit Committee meets as often as it determines necessary, and at least four times each year.

Management has the primary responsibility for our financial statements and the reporting process, and our independent registered public accounting firm is responsible for auditing the financial statements and expressing an opinion as to their conformity with accounting principles generally accepted in the United States. The Audit Committee also monitors our financial reporting process and internal control system, retains and pre-approves audit and any non-audit services to be performed by our independent registered accounting firm, directly consults with our independent registered public accounting firm, reviews and appraises the efforts of our independent registered public accounting firm, and provides an open avenue of communication among our independent registered public accounting firm, financial and senior management and the Board. The Audit Committee has the authority to retain independent legal, accounting, and other advisors.

The Board has determined that each member of the Audit Committee qualifies as an independent director under the Sarbanes-Oxley Act, related SEC rules and NASDAQ listing standards related to audit committees, and that each satisfies all other applicable standards for service on the Audit Committee. Charles Rateliff served as Chairman of the Audit Committee from his appointment to the Board in May 2016 until March 28, 2017 when he was appointed Chief Financial Officer and Treasurer of the Company and ceased serving on the Audit Committee. The Board has determined that Mr. Nelson meets the requirements adopted by the SEC for qualification as an audit committee financial expert. The identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than those that are imposed on such person as a member of the Audit Committee and the Board in the absence of such identification. Moreover, the identification of a person as an audit committee financial expert for purposes of the regulations of the SEC does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board. Finally, a person who is determined to be an audit committee financial expert will not be deemed an “expert” for purposes of Section 11 of the Securities Act of 1933.

The Audit Committee held eight meetings in fiscal 2018. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and operates under a written charter that satisfies the applicable standards of the SEC A copy of the audit committee charter is available on our website at https://www.zestlabs.com/downloads/Audit-Commitee.pdf.

Item 11.	Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the fiscal years ended March 31, 2018 and 2017.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Option Awards(2)	Total
Randy S. May(3)	2018	$100,000	$-	$-	$100,000
Chairman of the Board	2017	$200,000	$-	$-	$200,000
and Chief Executive Officer

Peter Mehring	2018	$276,667	$759,500	$2,414,948	$3,451,115
President, Chief Executive Officer	2017	$300,000	$-	$-	$300,000
and President of Zest Labs, Inc.

Jay Oliphant	2018	$170,000	$152,459	$238,155	$560,614
Controller and Principal	2017	$169,689	$160,969	$-	$330,658
Financial Officer

Jay Puchir(4)	2018	$188,333	$378,000	$681,233	$1,247,566
Former Chief Executive Officer	2017	$47,897	$-	$-	$47,897
and Chief Financial Officer

Charles Rateliff(5)	2018	$103,846	$575,250	$-	$679,096
Former	2017	$-	$74,993	$-	$74,993
Chief Financial Officer

(1)	We periodically review, and may increase, base salaries in accordance with the Company’s normal annual compensation review for each of our named executive officers.
(2)	Stock and option awards are based on the grant date fair values and are calculated utilizing the provisions of Accounting Standards Codification 718 “Compensation — Stock Compensation.” See Notes 1 and 11 to the consolidated financial statements of the Company contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 for further information regarding assumptions underlying valuation of equity awards.
(3)	Mr. May served as Chief Executive Officer of Ecoark from 2016 through March 28, 2017 and then from September 21, 2017 to the present.
(4)	Mr. Puchir served as Chief Executive Officer from March 28, 2017 to September 21, 2017 and Chief Financial Officer from September 21, 2017 to May 11, 2018 when Mr. Puchir left the Company to pursue other opportunities.
(5)	Mr. Rateliff served as a director of the Company from May 2016 until October 1, 2017 and as Chief Financial Officer and Treasurer from March 28, 2017 until September 21, 2017. On October 1, 2017, Mr. Rateliff resigned as an employee and became an advisor to the Company.

Compensation Discussion and Analysis

Compensation Philosophy

The primary goals of our Board with respect to executive compensation are to attract and retain talented and dedicated executives, and to create incentives resulting in increased stockholder value. To achieve these goals, our Compensation Committee recommends to our Board executive compensation packages, generally comprising a mix of salary and equity awards although we have not adopted any formal guidelines for allocating total compensation between cash compensation and equity compensation.

Elements of Compensation

We evaluate individual executive performance with a goal of setting compensation at levels our Board or any applicable committee thereof believes are comparable with executives in other companies of similar size and stage of development while taking into account our relative performance and our own strategic goals. The compensation received by our named executive officers consists of the following elements:

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within our industry.

The Compensation Committee considers compensation data from peer companies to the extent the executive positions at these companies are considered comparable to our positions and informative of the competitive environment.

The Compensation Committee set Mr. May’s annual base salary at $100,000 with our other officers at our corporate offices in Rogers, Arkansas receiving slightly higher salaries in line with executive officers in the area.

Peter Mehring, our President and the Chief Executive Officer and President of Zest Labs, our primary subsidiary received a higher salary that reflects the higher pay scale in San Jose, California.

Bonuses

We have not granted bonuses to our executives during the current fiscal year.

Equity-Based Incentives

Salaries and bonuses are intended to compensate our executive officers for short-term performance. We also have adopted an equity incentive program intended to reward longer-term performance and to help align the interests of our named executive officers and key employees with those of our stockholders. We believe that long-term performance is achieved through an ownership culture that rewards performance by our named executive officers through the use of equity incentives.

Equity-based incentives have primarily been granted to executives promoted to new positions and to employees at our Zest Labs subsidiary. The amount of equity incentive compensation granted reflects the executives’ expected contributions to our future success.

The amounts awarded to employees are based on the Compensation Committee’s subjective determination of what is appropriate to incentivize the executives. Generally, the Compensation Committee has preferred to use options that vest over time.

During the three months ended December 31, 2017, the Compensation Committee of the Board of Directors of the Company issued option awards to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. In addition, the Committee approved 2,909,000 new option awards that vest over a four-year period to induce certain employees to accept the replacement options, to compensate them for diminution in value of their existing awards and in consideration of a number of other factors, including each individual’s role and responsibility with the Company, their years of service to the Company, and market precedents and standards for modification of equity awards. With respect to the replacement options, grantees agreed to exchange the existing awards covering 2,718,000 shares of the Company’s common stock and were granted replacement options to purchase 2,926,000 shares of the Company’s common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants. In consideration of the agreements, the majority of replacement options vested immediately upon grant. The new option awards vest in 12 equal installments, with the first installment vesting on January 15, 2018, and additional installments vesting on the last day of each of the eleven successive three-month periods, subject to continued employment by the Company. The replacement options were issued under the 2017 Omnibus Incentive Plan or 2013 Incentive Stock Plan to correspond with the plan under which the existing awards were issued. The new options were not granted under any of the Company’s existing equity compensation plans but have terms similar to those of the plans.

During the three months ended March 31, 2018, the Compensation Committee of the Board of Directors of the Company issued option awards to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. With respect to the replacement options, grantees agreed to exchange the existing awards covering 300,000 shares of the Company’s common stock and were granted replacement options to purchase 300,000 shares of the Company’s common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants. The replacement options vest according to the original vesting schedule of the awards exchanged. The replacement options were issued under the 2013 Incentive Stock Plan to correspond with the plan under which the existing awards were issued.

Benefits Programs

We design our benefits programs to be both affordable and competitive in relation to the market while conforming with local laws and practices. We monitor the market and local laws and practices and adjust our benefits programs as needed. We design our benefits programs to provide an element of core benefits and, to the extent possible, offer options for additional benefits, be tax-effective for employees in each country and balance costs and cost sharing between us and our employees.

Timing of Equity Awards

Stock options are generally granted at meetings of the Compensation Committee. On occasion, the Compensation Committee may approve a block of option grants to be issued at the discretion of the Chief Executive Officer. The exercise price of a newly granted option is the closing price of our common stock on the date of grant.

Executive Equity Ownership

We encourage our executives to hold a significant equity interest in our Company. However, we do not have specific share retention and ownership guidelines for our executives.

Hedging Policy

Our Insider Trading and Window Period Policy prohibits our directors, officers and employees, and their family members, from engaging in hedging transactions involving our securities.

Consideration of Advisory Votes to Approve the Compensation of our Named Executive Officers

We value the opinions of our stockholders, including as expressed through advisory votes to approve the compensation of our named executive officers (“Say-on-Pay Votes”). In our most recent Say-On-Pay Vote, conducted at our 2017 annual meeting of stockholders, held on June 13, 2017, our stockholders approved the compensation of our named executive officers on an advisory basis. We will consider the outcome of the Say-on-Pay Vote during the 2018 Annual Meeting and will continue to consider the outcome of future Say-on-Pay Votes, as well as stockholder feedback received throughout the year, when making compensation decisions for our executive officers.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications to us and our executives.

Generally, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), disallows public companies a tax deduction for federal income tax purposes of compensation in excess of $1 million paid to their chief executive officer and certain other specified officers in any taxable year. For tax years ending prior to December 31, 2017, compensation in excess of $1 million could only be deducted if it was “performance-based compensation” within the meaning of Section 162(m) of the Code or qualified for one of the other exemptions from the deduction limit. The exemption from Section 162(m) of the Code’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered officers in excess of $1 million will generally not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and, therefore, our Compensation Committee has not adopted a policy requiring that any or all compensation to be deductible. Our Compensation Committee will continue to assess the applicability of Section 162(m) of the Code on our compensation practices and determine what further action, if any, is appropriate.

Role of Executives in Executive Compensation Decisions

The Board and our Compensation Committee generally seek input from our Chief Executive Officer, Mr. May, when discussing the performance of, and compensation levels for, executives other than himself. The Compensation Committee also works with Mr. May and our Principal Financial Officer to evaluate the financial, accounting, tax and retention implications of our various compensation programs.

Compensation Risk Management

We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect since we have structured our compensation to consist of base salary, equity-based pay and benefits. The base portion of compensation is designed to provide a steady income regardless of our stock price performance so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business measures. Our equity-based pay programs are designed to reward both short- and long-term corporate performance. For long-term performance, our stock option awards generally vest over several years and are only valuable if our stock price increases over time. Our bonus program has been structured around attainment of overall corporate goals for the past several years and we have seen no evidence that it encourages unnecessary or excessive risk taking.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to disclose the ratio of our median employee’s annual total compensation to the annual total compensation of our Chief Executive Officer (the “CEO Pay Ratio”). Annual total compensation consists of base salary, incentive bonuses, grant-date fair value of equity awards and all other compensation earned. For the year ended March 31, 2018:

●	the annual total compensation of the median employee was $93,085
●	the annual total compensation of Randy May, our Chief Executive Officer, was $200,000

The CEO Pay Ratio was 2.1 to 1. In accordance with Item 402(u) of Regulation S-K, we identified the median employee by listing all employees as of March 31, 2018. Employees on leave-of-absence were excluded from the list, and salaries and bonuses were annualized for those employees who were not employed for the full fiscal year. The median amount was selected from the annualized list. For simplicity, the value of the Company's contribution to life insurance premiums paid by the Company and medical benefits provided were excluded, as all employees including the Chief Executive Officer are offered the same benefits.

Option Exercised and Stock Vested

No stock options were exercised during the fiscal year ended March 31, 2018. During the year ended March 31, 2018 the Company issued 1,585 shares to employees in stock grants vested under the 2013 Incentive Stock Plan and 465 shares to employees in stock grants vested under the 2017 Ecoark Holdings Omnibus Incentive Plan.

Pension Benefits, Non-Qualified Defined Contribution Plans and Other Non-Qualified Deferred Compensation

No pension benefits were paid to any of our named executive officers. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

Employment, Severance, Separation and Change in Control Agreements

Executive Employment Arrangements

Peter Mehring

The terms of Mr. Mehring’s employment with Ecoark are set forth in an offer letter accepted on August 15, 2013. Pursuant to the offer letter, Mr. Mehring receives an annual base salary of $300,000 and is eligible to participate in regular health insurance, bonus, and other employee benefit plans established by Ecoark. The offer letter also includes standard confidentiality and non-complete obligations. The parties are permitted to terminate employment for any reason, at any time, with or without notice and without cause. The offer letter also contains severance benefit provisions in the event that Mr. Mehring’s employment is terminated without “Cause” (as defined in the offer letter) or Mr. Mehring terminates his employment for “Good Reason” within 12 months following a “Change in Control” (as defined in the offer letter). If Mr. Mehring is terminated without “Cause,” then he is entitled to receive an amount equal to six months base salary. If he terminates his employment for “Good Reason” within 12 months following a “Change in Control,” then Mr. Mehring is entitled to receive an amount equal to six months base salary and accelerated vesting of a portion of the non-vested options or shares. In order to receive severance benefits under the offer letter, Mr. Mehring is required to sign a release and waiver of all claims. Finally, Ecoark reserves the right to change or otherwise modify, in its sole discretion, the terms of the offer letter.

Potential Payments Upon Change of Control

We have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.

Option Grants and Outstanding Equity Awards at March 31, 2018

Effective October 13, 2017, the Compensation Committee issued new options awards (the “Replacement Options”) in replacement of existing restricted stock and restricted stock unit awards (the “Existing Awards”) previously granted to Peter Mehring and Jay Oliphant. In addition, the Committee approved new option awards to Messrs. Mehring and Oliphant that vest over a four-year period (the “New Options”) to induce them to accept the Replacement Options; to compensate them for diminution in value of their Existing Awards as compared to the Replacement Options; and in consideration of a number of other factors, including each individual’s role and responsibility with the Company, their years of service to the Company, and market precedents and standards for modification of equity awards.

The Replacement Options and New Options are designed to better align Messrs. Mehring and Oliphant’s potentially realizable equity compensation with Company performance. Because the incentive value of stock options is tied to future appreciation in stock price, the Committee believes stock option grants will better align our executive officers and employees’ interests with those of the Company and its stockholders and, as a result, the Committee intends to utilize options to a greater extent in our equity compensation program on a going forward basis.

With respect to the Replacement Options, Messrs. Mehring and Oliphant have agreed to forfeit Existing Awards covering 1,345,000 and 132,640 shares of the Company’s common stock, respectively, and each was granted Replacement Options to purchase an equal number shares of Company common stock. The exercise price for the Replacement Options was set at 100% of the fair market value of the Company’s stock price on the effective date of the grants (October 13, 2017). In consideration of Messrs. Mehring and Oliphant’s agreements to forfeit their Existing Awards, the Committee, after careful deliberation, determined that (i) 100% of Mr. Mehring’s Replacement Options would vest immediately upon grant, and (ii) 50% of Mr. Oliphant’s Replacement Options would vest immediately upon grant. The remaining portion of Mr. Oliphant’s Replacement Options will vest in 12 equal installments, with the first installment vesting on January 15, 2018, and additional installments vesting on the last day of each of the eleven successive three-month periods, subject to Mr. Oliphant’s continued employment by the Company. The Replacement Options were issued under the Company’s 2017 Omnibus Incentive Plan or 2013 Incentive Stock Plan to correspond with the plan under which the Existing Awards were issued.

With respect to the New Options, Messrs. Mehring and Oliphant were granted options to purchase 2,017,500 and 66,320 shares of Company common stock, respectively, that vest at a rate of 25% per year on October 13th of each year from 2018 to 2021, subject to Messrs. Mehring and Oliphant’s continued employment by the Company. As with the Replacement Options, the New Options have an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grant. The New Options were not granted under any of the Company’s existing equity compensation plans.

The following table presents information concerning equity awards held by our named executive officers as of March 31, 2018.

		Number of Securities		Number of Securities		Option Awards
Name	Vesting Commencement Date	Underlying Options (#) Exercisable		Underlying Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Peter Mehring	10/13/2017	1,345,000	(1)	—		2.60	10/23/2027
	10/13/2018	—		2,017,500	(2)	2.60	10/23/2027
Jay Oliphant	10/13/2017	71,796	(3)	60,844	(3)	2.60	10/23/2027
	10/13/2018	—		66,320	(4)	2.60	10/23/2027

(1)	This option was fully vested on October 13, 2017.
(2)	This option vests at a rate of 25% per year on October 13th of each year from 2018 to 2021.
(3)	50% of this option vested immediately upon grant. The remaining portion vests in 12 equal installments, with the first installment vesting on January 15, 2018, and additional installments vesting on the last day of each of the eleven successive three-month periods.
(4)	This option vests at a rate of 25% per year on October 13th of each year from 2018 to 2021.

2017 Director Compensation Table

During 2016, the Board of Directors adopted a non-employee director compensation program that consists of (i) quarterly grants of unrestricted common stock valued at $25,000, which are granted promptly following the close of each fiscal quarter and (ii) cash payments of $1,500 for attendance at Board of Directors meetings and $1,000 for attendance at committee meetings. The number of shares granted to the non-employee directors each quarter is based on the average closing price of our common stock as quoted on the OTC Markets for each trading day in the quarter. During the year ended March 31, 2017, the Company made grants of 5,591 shares, 7,508 shares, 9,960 shares and 12,691 shares to the non-employee directors for board service for the quarters ended June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018, respectively. The grants vested immediately.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Beginning with the quarter ended June 30, 2018, directors will receive each quarter a stock option with a Black-Scholes value of $25,000. Options will be granted with an exercise price equal to the fair market value of Ecoark’s common stock.

The following table sets forth the compensation paid to our non-employee directors for service during the year ended March 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
John P. Cahill	9,000	100,000	109,000
Gary Metzger	18,000	100,000	118,000
Steven K. Nelson	11,000	100,000	111,000
Michael Green	3,000	50,000	53,000
Susan Chambers	10,000	100,000	110,000
Terrence Matthews	18,000	100,000	118,000

Michael Green was appointed as a director of the Company on November 2, 2017. Charles Rateliff resigned as a director effective on October 1, 2017. Susan Chambers and Terence Matthews resigned as directors of the Company effective on May 11, 2018.

See additional information on compensation in Item 11 Summary Compensation Table for directors Randy May, Peter Mehring and Charles Rateliff.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of three directors, each of whom is a non-employee director: Messrs. Cahill, Metzger and Nelson. None of the aforementioned individuals was an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the SEC’s rules and regulations with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

John P. Cahill

Gary Metzger

Steven K. Nelson

The foregoing Compensation Committee Report shall not be deemed to be “soliciting material,” deemed “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act. Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate by reference future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

2013 Incentive Stock Plan

The 2013 Incentive Stock Plan of Ecoark Holdings (previously Magnolia Solar Corporation) (the “2013 Incentive Stock Plan”) was registered on February 7, 2013. Under the 2013 Incentive Stock Plan, the Company may grant incentive stock in the form of Stock Options, Stock Awards and Stock Purchase Offers of up to 5,500,000 shares of common stock to Company employees, officers, directors, consultants and advisors. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant.

2017 Omnibus Incentive Plan

The 2017 Ecoark Holdings Omnibus Incentive Plan (“2017 Omnibus Incentive Plan”) was registered on June 14, 2017. Under the 2017 Omnibus Incentive Plan, the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards. Awards of up to 4,000,000 shares of common stock to Company employees, officers, directors, consultants and advisors are available under the 2017 Omnibus Incentive Plan. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant.

Equity Compensation Plan Information

The following table contains information about the 2013 Incentive Stock Plan and the 2017 Omnibus Incentive Plan as of March 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders:
2013 Incentive Stock Plan	2,707,000		$1.93	235,000
2017 Omnibus Incentive Plan	1,576,000		$2.52	2,111,000
Equity compensation not approved by stockholders	2,909,000	(1)	$2.60	-
Total	7,192,000		$2.33	2,346,000

(1)	Represents non-qualified stock options not granted under any existing equity compensation plans.

BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of July 25, 2018, concerning beneficial ownership of our capital stock held by (1) each of our directors, (2) each of our named executive officers, (3) all of our current directors and executive officers as a group, and (4) each group, person or entity known by us to beneficially own more than 5% of any class of our voting securities. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Percentages are calculated based on 48,980,198 shares of our common stock outstanding as of July 25, 2018.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of July 25, 2018. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest. Except as otherwise noted, the persons and entities listed in the table below have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Ecoark Holdings, Inc., 3333 S. Pinnacle Hills Parkway, Suite 220, Rogers, Arkansas 72758.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percentage of Shares of Common Stock Beneficially Owned
Randy S. May	3,050,000		6.23%
John P. Cahill	77,278	(1)	*
Michael Green	47,644	(2)	*
Peter Mehring	1,441,258	(3)	2.86%
Gary Metzger	3,863,714	(4)	7.88%
Steven K. Nelson	60,743	(5)	*
Jay Oliphant	128,147	(6)	*
All current directors and executive officers as a group (7 persons)			17.70%
Nepsis Capital Management, Inc. 8692 Eagle Creek Circle Minneapolis, MN 55378	11,164,492	(7)	23.17%
Strategic Planning Group, Inc. 57 River Street Suite 306 Wellesley, MA 02481	4,166,128	(8)	8.50

*	Indicates less than 1%
(1)	Includes 4,591 shares held by the Pataki-Cahill Group, LLC and options to purchase 24,993 shares.
(2)	Includes options to purchase 24,993 shares.
(3)	Includes options to purchase 1,345,000 shares.
(4)	Includes options to purchase 24,993 shares.
(5)	Includes options to purchase 24,993 shares.
(6)	Includes options to purchase 82,900 shares.
(7)	Based solely upon the information contained in a Schedule 13D filed on January 18, 2018. According to that Schedule 13D, Nepsis Capital Management, Inc. disclaims all dispositive power and voting power over all reported shares.
(8)	Based solely upon the information contained in a Schedule 13G filed on January 30, 2018. According to that Schedule 13G, Strategic Planning Group, Inc. has sole dispositive power, but no voting power, over all reported shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors has adopted a written policy regarding the review and approval of any related party transaction required to be disclosed under SEC rules. The Audit Committee of the Board of Directors is responsible for the review and approval of transactions covered by the policy. As provided in the policy, in reviewing the proposed transaction, the Audit Committee will consider all relevant facts and circumstances, including without limitation the commercial reasonableness of the terms, the benefit and perceived benefit, or lack thereof, to the Company, opportunity costs of alternate transactions, the materiality and character of the related party’s direct or indirect interest, and the actual or apparent conflict of interest of the related party.

The Audit Committee will not approve or ratify a related party transaction unless it will have determined that, upon consideration of all relevant information, the proposed transaction is in, or not inconsistent with, the best interests of the Company and its shareholders. Except as noted below, there were no commercial transactions between related parties and the Company that required disclosure in this Proxy Statement.

There were no transactions occurring since April 1, 2017, or that are currently proposed, (i) in which the Company was or is to be a participant, (ii) where the amount involved exceeds $120,000, and (iii) in which the Company’s executive officers, directors, principal stockholders and other related parties had a direct or indirect material interest.

Other Transactions

We have entered into employment agreements with our executive officers that, among other things, provide for certain severance and change of control benefits. For a description of these agreements, see “Executive Compensation—Executive Employment Arrangements.”

We have granted stock options to our executive officers. Pursuant to our outside director compensation policy, we have paid cash compensation and granted restricted stock units to our non-employee directors. For a description of these arrangements, see “Executive Compensation.”

We have entered into indemnification agreements with our directors and executive officers.

DIRECTOR INDEPENDENCE

While our common stock is not listed on a national securities exchange that requires our independent board members, a majority of our directors and each member of our audit, compensation and nominating and governance committees are independent. A director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

After reviewing all relevant relationships, the Board of Directors concluded that Cahill, Green, Metzger, and Nelson are independent under the SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and in accordance with NYSE Corporate Governance Rules. No director or executive officer of the Company is related to any other director or executive officer of the Company by blood, marriage or adoption. In making its independence determination, the Board considered all relevant transactions, relationships, or arrangements, including those disclosed under the section titled “Certain Relationships and Related Transactions.”

Board Leadership Structure. The Board of Directors has no fixed policy with respect to the separation of the offices of Chairman of the Board and Chief Executive Officer. The Board retains the discretion to determine, at any time, whether to combine or separate the positions as it deems to be in the best interests of the Company and its stockholders. The roles of the Chairman of the Board and Chief Executive Officer are currently performed by one individual.

Our bylaws provide that the Chairman of the Board may be elected by a majority vote of the Board of Directors and shall serve until the meeting of the Board following the next annual meeting of stockholders at which such Chairman is re-elected. The Chairman of the Board shall preside at all meetings. Otherwise, the Company’s Corporate Governance Guidelines (the “Guidelines”) provide that a lead director selected by the non-management directors (the “Lead Director”) shall preside at meetings of the Board at which the Chairman of the Board is not present. The Guidelines require that the Lead Director shall preside at executive sessions of the non-management directors. The non-management directors will meet in executive session, no less frequently than quarterly, as determined by the Lead Director, or when a director makes a request of the Lead Director. Gary Metzger currently serves as the Lead Director.

The Board believes that maintaining a healthy mix of qualified independent and management directors on the Board is an integral part of effective corporate governance and management of the Company. The Board also believes that the current leadership structure strikes an appropriate balance between independent directors and directors, which allows the Board to effectively represent the best interests of the Company’s entire stockholder base.

Role of the Board in Risk Oversight.  The Board of Directors believes that risk management is an important part of establishing, updating and executing on our business strategy. The Board has oversight responsibility relating to risks that could affect the corporate strategy, business objectives, compliance, operations, and the financial condition and performance of the Company, and focuses its oversight on the most significant risks facing us and on our processes to identify, prioritize, assess, manage and mitigate those risks. The Board receives regular reports from members of the Company’s senior management on areas of material risk to us, including strategic, operational, financial, legal and regulatory risks. While the Board has an oversight role, management is principally tasked with direct responsibility for management and assessment of risks and the implementation of processes and controls to mitigate their effects on us.

Corporate Governance and Nominating Committee. The duties and responsibilities of the Nominating Committee are set forth in the charter of the Nominating Committee adopted by the Board. The Nominating Committee is responsible for identifying individuals qualified to serve on the Board and recommending individuals to be nominated by the Board for election by stockholders or appointed by the Board to fill vacancies. Among its duties and responsibilities, the Nominating Committee is responsible for shaping corporate governance, reviewing and assessing the Guidelines, recommending Board compensation, and overseeing the annual evaluation of the Board. The Nominating Committee has the authority to retain compensation or other consultants as well as search firms for director candidates. In accordance with its charter, the Nominating Committee meets as often as it determines necessary, but at least four times each year.

The Nominating Committee currently consists of Messrs. Cahill, as chair, Metzger and Nelson. The process followed by the Nominating Committee to identify and evaluate candidates includes (i) requesting recommendations from the Board, the Chief Executive Officer, and other parties, (ii) meeting to evaluate biographical information and background material relating to potential candidates and their qualifications, and (iii) interviewing selected candidates. The Nominating Committee also considers recommendations for nomination to the Board submitted by stockholders. A stockholder who desires to recommend a prospective nominee for the Board should notify the Secretary of the Company or any member of the Nominating Committee in writing with supporting material the stockholder considers appropriate. The Nominating Committee has the authority and ability to retain compensation or other consultants and search firms to identify or evaluate director candidates.

In evaluating the suitability of candidates to serve on the Board, including stockholder nominees, the Nominating Committee seeks candidates who are independent, as defined by the Sarbanes-Oxley Act, related SEC rules and NYSE listing standards, and who meet certain selection criteria established by the Nominating Committee. The selection criteria include many factors, including a candidate’s general understanding of elements relevant to the success of a publicly traded company in the current business environment, understanding of our business, and educational and professional background. The Nominating Committee also considers a candidate’s judgment, competence, anticipated participation in Board activities, experience, geographic location and special talents or personal attributes. The guidelines provide that the composition of the Board should encompass a broad range of skills, expertise, industry knowledge, diversity, and contacts relevant to our business. Moreover, with respect to incumbent directors, the Nominating Committee also considers past performance, including attendance at meetings and participation in and contributions to the activities of the Board, and the director’s ability to make contributions after any significant change in circumstances (including changes in employment or professional status).

Item 14.	Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees paid by us to KBL for professional services rendered in connection with the audit of the Company’s consolidated financial statements for the years ended March 31, 2018 and 2017.

	KBL, LLP
	2018	2017
Audit fees(1)	$173,966	$205,684
Audit-related fees	-	-
Tax Fees	-	-
All other fees(2)	10,250	-
Total	$184,216	$205,684

(1)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC.
(2)	Fees related to issuance of comfort letter to investment bankers in relation to issuance of capital stock.

The Audit Committee selects the Company’s independent registered public accounting firm and separately pre-approves all audit services to be provided by it to the Company. The Audit Committee also reviews and separately pre-approves all audit-related, tax and all other services rendered by our independent registered public accounting firm in accordance with the Audit Committee’s charter and policy on pre-approval of audit-related, tax and other services. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm. None of the services described above were approved pursuant to the de minimis exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

The Audit Committee appointed KBL, LLP (“KBL”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2018, and further directed that the selection of the independent registered public accounting firm be submitted for ratification by the stockholders at the Annual Meeting. Stockholders were asked to ratify the appointment of KBL at the Annual Meeting.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Pursuant to its charter, the Audit Committee must review and approve, in advance, the scope and plans for the audits and the audit fees and approve in advance (or, where permitted under the rules and regulations of the SEC, subsequently) all non-audit services to be performed by the independent auditor that are not otherwise prohibited by law and any associated fees. The Audit Committee may delegate to one or more members of the committee the authority to pre-approve audit and permissible non-audit services, as long as this pre-approval is presented to the full committee at scheduled meetings. In accordance with the foregoing, the committee has delegated to the chair of the Audit Committee the authority to pre-approve services to be performed by our independent registered public accounting firm and associated fees, provided that the chair is required to report any decision to pre-approve such audit-related or non-audit services and fees to the full audit committee for ratification at its next regular meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: No financial statements are filed with this Amendment No. 1 on Form 10-K/A.

(a)(2) Financial Statement Schedules: No financial statement schedules are filed with this Amendment No. 1 on Form 10-K/A.

(a)(3) Exhibits The following exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibit Number	Exhibit Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecoark Holdings, Inc.
(Registrant)

Date: July 30, 2018	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

