Form 10-Q
period 2018-06-30
Ecoark Holdings, Inc.
filed 2018-08-07
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File No. 000-53361

Ecoark Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	30-0680177
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3333 S. Pinnacle Hills Parkway, Suite 220, Rogers AR 72758

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

There were 48,972,306 shares of the Registrant’s $0.001 par value common stock outstanding as of August 6, 2018.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Table of Contents

Balance Sheets	2
Statements of Operations	3
Statements of Cash Flows	4
Notes to Financial Statements	5 - 13

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands,
	except per share data)
	June 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($100 pledged as collateral for credit)	$1,748	$3,730
Accounts receivable, net of allowance of $87 and $87 as of June 30, 2018 and March 31, 2018, respectively	2,014	2,617
Prepaid expenses	208	242
Current assets held for sale - (Note 2)	1,087	645
Total current assets	5,057	7,234
NON-CURRENT ASSETS
Property and equipment, net	2,448	2,619
Intangible assets, net	1,407	1,545
Non-current assets held for sale - (Note 2)	1,018	1,023
Other assets	26	26
Total non-current assets	4,899	5,213
TOTAL ASSETS	$9,956	$12,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,537	$2,350
Accrued liabilities	914	1,080
Current portion of long-term debt	500	500
Current liabilities held for sale - (Note 2)	15	43
Total current liabilities	3,966	3,973
NON-CURRENT LIABILITIES	-	-
COMMITMENTS AND CONTINGENCIES
Total liabilities	3,966	3,973

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued
Common stock, $0.001 par value; 100,000 shares authorized, 49,533 shares issued and 48,972 shares outstanding as of June 30, 2018 and 49,468 shares issued and 48,923 shares outstanding as of March 31, 2018	50	49
Additional paid-in-capital	123,510	122,424
Accumulated deficit	(115,929)	(112,381)
Treasury stock, at cost	(1,641)	(1,618)
Total stockholders’ equity	5,990	8,474
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,956	$12,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2018	2017
	(Dollars in thousands,
	except per share data)
CONTINUING OPERATIONS:
REVENUES	$753	$1
COST OF REVENUES	430	13
GROSS PROFIT (LOSS)	323	(12)
OPERATING EXPENSES:
Selling, general and administrative	2,091	11,890
Depreciation, amortization, and impairment	309	120
Research and development	870	1,620
Total operating expenses	3,270	13,630
Loss from continuing operations before other expenses	(2,947)	(13,642)

OTHER EXPENSE:
Interest expense, net of interest income	(11)	(15)
Total other expenses	(11)	(15)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,958)	(13,657)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(590)	(588)
Gain on disposal of discontinued operations	-	636
Total discontinued operations	(590)	48
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(3,548)	$(13,609)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.06)	$(0.32)
Discontinued operations	$(0.01)	$-
Total	$(0.07)	$(0.32)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	48,960	43,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	June 30,
	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(3,548)	$(13,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	362	254
Shares of common stock issued for services rendered	136	1,314
Share-based compensation – stock – employees	951	6,938
Share-based compensation due to employment agreements	-	1,500
Loss from discontinued operations	590	588
Gain on sale of discontinued operations	-	(636)
Changes in assets and liabilities:
Accounts receivable	573	95
Inventory	(437)	(494)
Prepaid expenses	46	(290)
Other current assets	13	(498)
Other assets	-	4
Accounts payable	158	(479)
Accrued liabilities	(167)	(1,824)
Net cash used in operating activities of continuing operations	(1,323)	(7,137)
Net cash used in discontinued operations	(590)	(439)
Net cash used in operating activities	(1,913)	(7,576)

Cash flows from investing activities:
Proceeds from sale of Eco3d	-	2,006
Purchases of property and equipment		(12)
Net cash provided by investing activities of continuing operations	-	1,994
Net cash used in investing activities of discontinued operations	(46)	(33)
Net cash provided by (used in) investing activities	(46)	1,961

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	-	9,106
Purchase of treasury shares from employees for tax withholdings	(23)	(577)
Net cash provided by (used in) financing activities	(23)	8,529
NET INCREASE (DECREASE) IN CASH	(1,982)	2,914
Cash - beginning of period	3,730	8,646
Cash - end of period	$1,748	$11,560

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$11	$15
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Assets acquired via acquisition of 440labs, Inc.:
Identifiable intangible assets	$-	$1,435
Goodwill	$-	$65

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings, Inc. (“Ecoark Holdings” or the “Company”) is an innovative AgTech company that is focused on modernizing the post-harvest fresh food supply chain for a wide range of organizations including growers, distributors and retailers. Ecoark Holdings is a holding company that supports the businesses of its subsidiaries. Ecoark Holdings is the parent company of Ecoark, Inc. and Magnolia Solar Inc.

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

Eco3d, LLC (“Eco3d”) is located in Phoenix, Arizona and provides customers with 3d technologies. Eco3d was formed by Ecoark in November 2013 and Ecoark owned 65% of the LLC. The remaining 35% was reflected as non-controlling interest until September 2016 when Ecoark Holdings issued shares of stock in exchange for the 35% non-controlling interest. Eco3d provides 3d mapping, modeling, and consulting services for clients in retail, construction, healthcare, and other industries throughout the United States. As described further in Note 2, in March 2017 the Ecoark Holdings Board of Directors (“Ecoark Holdings Board” or “Board”) approved a plan to sell Eco3d, and the sale was completed in April 2017.

Eco360, LLC (“Eco360”) is located in Rogers, Arkansas and has engaged in research and development activities. Eco360 was formed in November 2014 by Ecoark. Eco360 does not currently have any active operations.

Pioneer Products, LLC (“Pioneer Products” or “Pioneer”) is located in Rogers, Arkansas and is involved in the selling of recycled plastic products. This subsidiary recovers plastic waste from retail supply chains that is converted to new consumer products from the reclaimed materials, completing a closed loop and reducing waste sent to landfills. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC in a stock transaction on May 3, 2016, so its results are included with Pioneer’s since May 2016. As described in Note 2, in May 2018 the Ecoark Holdings Board approved a plan to sell Pioneer.

Sable Polymer Solutions, LLC (“Sable”) is located in Flowery Branch, Georgia and specializes in the sale, purchase, and processing of post-consumer and post-industrial plastic materials. It provides materials to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to large corporations. As described in Note 2, in May 2018 the Ecoark Holdings Board approved a plan to sell key assets of Sable.

Zest Labs, Inc. (“Zest Labs”) is located in San Jose, California and offers freshness management solutions for food retailers, restaurants, growers, processors and suppliers. Its Zest Fresh solution is a cloud-based post-harvest freshness management solution that improves delivered freshness and reduces losses due to temperature handling and processing by intelligently matching customer freshness requirements with actual product freshness. It focuses on four primary value propositions – operational efficiency, consistent food freshness, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. The Company’s Zest Delivery solution offers dynamic monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Zest Labs (then known as Intelleflex Corporation) was purchased by Ecoark in September 2013. Effective October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services. Zest Labs acquired 440labs, Inc. in a stock transaction on May 23, 2017.

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

Magnolia Solar Inc. (“Magnolia Solar”) is located in Woburn, Massachusetts and is principally engaged in the development of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar was a subsidiary of MSC that merged with Ecoark on March 24, 2016 to create Ecoark Holdings and continues operations as a subsidiary of Ecoark Holdings. As described in Note 2, in May 2018 the Ecoark Holdings Board approved a plan to sell Magnolia Solar.

Fiscal Year-End Change

On January 19, 2017, the Ecoark Holdings Board approved a change from a fiscal year ending on December 31 to a fiscal year ending on March 31 as permitted by the bylaws of Ecoark Holdings. The change applied to all subsidiaries except Eco3d which was sold in April 2017.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

Principles of Consolidation

The condensed consolidated financial statements of Ecoark Holdings and its subsidiaries and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

Reclassifications

The Company has reclassified certain amounts in the June 30, 2017 condensed consolidated financial statements to be consistent with the June 30, 2018 presentation. Reclassifications relating to the discontinued operations are described in Note 2. The reclassifications had no impact on net loss or net cash flows for the three months ended June 30, 2018 and 2017.

Segment Information

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. As a result of Sable, Pioneer and Magnolia Solar being classified as discontinued operations, the Company and its Chief Operating Decision Makers determined that the Company’s operations now consist of only one segment, Zest Labs.

Recent Accounting Pronouncements Pending Adoption

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02 Leases (Topic 842). ASU 2016-02 changes the accounting for leased assets, principally by requiring balance sheet recognition of assets under lease arrangements. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company does not expect that adoption of ASU 2016-02 will have a material impact on our consolidated financial statements.

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

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $115,929 since inception. The accumulated deficit together with losses of $3,548 for the three months ended June 30, 2018, and net cash used in operating activities in the three months ended June 30, 2018 of $1,913, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

These condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised additional capital through the issuance of common stock, net of fees, in private placements, issuances under equity purchase agreements and sales of convertible notes of $12,693 in the year ended March 31, 2018. The Company’s ability to raise additional capital through future equity and debt securities issuances and completion of the divesting of non-core assets is unknown. Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. There can be no assurance that such capital will be available or on terms acceptable to the Company. There can also be no assurance that the Company will have met the SEC’s Form S-3 eligibility requirements to use its shelf registration. The Company intends to further develop its product offerings and customer bases. The Company’s plans to achieve profitability include evaluating the cost structure and processes of its operations, both at the margin and operating expense levels, as well as pursuing additional strategic acquisitions and dispositions. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern as determined by management. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

NOTE 2: DISCONTINUED OPERATIONS

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,006 in cash and 560 shares of the Company’s common stock (including 525 shares that had been exchanged for the noncontrolling interest in September 2016) that was held by executives of Eco3d, which were canceled upon receipt. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company had reflected amounts relating to Eco3d as a disposal group classified as held for sale at March 31, 2017 and has included amounts relating to Eco3d as part of discontinued operations. Eco3d had $188 in revenues and a $57 loss in the first two weeks of April 2017 that are included in the table below. There was no significant continuing involvement with Eco3d. In addition, as a result of receiving letters of intent for the sale of key assets of Sable, Pioneer and Magnolia Solar, and the approval by the Company’s Board in May 2018 to sell the assets, those assets are included in assets held for sale and their operations included in discontinued operations.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheets consisted of the following:

June 30, 2018:
Inventory	$1,048
Other current assets	39
Current assets – held for sale	$1,087

Property and equipment, net	993
Other assets	25
Non-current assets – held for sale	$1,018

Accounts payable	2
Accrued liabilities	13
Current liabilities – held for sale	$15
March 31, 2018:
Inventory	$611
Other current assets	34
Current assets – held for sale	$645

Property and equipment, net	995
Other assets	28
Non-current assets – held for sale	$1,023

Accounts payable	30
Accrued liabilities	13
Current liabilities – held for sale	$43

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

Major line items constituting loss from discontinued operations in the condensed consolidated statements of operations consisted of the following:

Three months ended June 30, 2018:
Revenue	$2,479
Cost of revenue	2,845
Gross loss	(366)
Operating expenses	224
Loss from discontinued operations	$(590)
Non-cash expenses	$61

Three months ended June 30, 2017:
Revenue	$2.693
Cost of revenue	2,884
Gross loss	(191)
Operating expenses	397
Loss from discontinued operations	$(588)
Non-cash expenses	$194

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance due to the uncertainty of realizing income tax benefit for all periods presented, and the income tax provision for all periods presented was considered immaterial. Thus, no separate tax provision or benefit relating to discontinued operations is included here or on the face of the condensed consolidated statements of operations.

Non-cash expenses above consist principally of depreciation, amortization and impairment costs. Capital expenditures of discontinued operations were principally at Sable and amounted to $46 and $33 for the three months ended June 30,2018 and 2017, respectively.

Gain on the sale of Eco3d of $636 was recognized in discontinued operations in the three months ended June 30, 2017.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

NOTE 3: REVENUE

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company early adopted effective April 1, 2017. No cumulative adjustment to accumulated deficit was required, and the early adoption did not have a material impact on our consolidated financial statements, as no material arrangements prior to the adoption were impacted by the new pronouncement. Revenue for the three months ended June 30, 2018 were from a professional services project with a major retailer and several Software as a Service (“SaaS”) projects in 2018 and from the sale of hardware in 2017.

The following table disaggregates the Company’s revenue by major source:

	Three Months Ended
	June 30,
	2018	2017
Revenue:	(Unaudited)	(Unaudited)
Professional services	$750	$-
Software as a Service	3	-
Hardware sales	-	1
	$753	$1

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2018	March 31, 2018
	(Unaudited)

Zest Labs freshness hardware	$2,477	$2,477
Computers and software costs	400	400
Machinery and equipment	211	211
Furniture and fixtures	89	89
Leasehold improvements	4	4
Total property and equipment	3,181	3,181
Accumulated depreciation and impairment	(733)	(562)
Property and equipment, net	$2,448	$2,619

During the year ended March 31, 2018 Zest Labs entered into SaaS contracts with customers and $2,477 of assets previously classified as inventory were reclassified to property and equipment as of March 31, 2018. These assets will be used in the satisfaction of performance obligations to customers and depreciated over estimated useful lives of three to seven years.

Depreciation expense for the three months ended June 30, 2018 and 2017 was $171 and $32, respectively.

Property and equipment for Sable and Magnolia Solar has been reclassified as assets held for sale as more fully described in Note 2 and accordingly depreciation expense for Sable through May 2018 has been included in the loss from discontinued operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

NOTE 5: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2018	March 31, 2018
	(Unaudited)

Patents	$1,013	$1,013
Outsourced vendor relationships	1,017	1,017
Non-compete agreements	340	340
Total intangible assets	2,370	2,370
Accumulated amortization and impairment	(963)	(825)
Intangible assets, net	$1,407	$1,545

The outsourced vendor relationships and non-compete agreements were recorded as part of the acquisition of 440labs described in Note 11 below.

Amortization expense for the three months ended June 30, 2018 and 2017 was $138 and $88, respectively. Amortization for the intangible assets related to the discontinued operations for the three months ended June 30, 2017 are included in the loss from discontinued operations for the three months ended June 30, 2017.

NOTE 6: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2018	March 31, 2018
	(Unaudited)
Vacation and paid time off	$302	$278
Professional fees and consulting costs	213	325
Payroll and employee expenses	96	75
Legal fees	23	100
Hardware in transit	-	26
Other	280	276
	$914	$1,080

NOTE 7: LONG-TERM DEBT

The Company had a secured convertible promissory note (“convertible note”) bearing interest at 10% per annum, entered into on January 10, 2017 for $500 with the principal due in one lump sum payment on or before July 10, 2018. The principal along with accrued interest of $11 was paid on July 2, 2018. The convertible note was part of the financing the Company entered into in the three months ended March 31, 2017.

Interest expense on debt for the three months ended June 30, 2018 and 2017 was $11 and $15, respectively.

NOTE 8: STOCKHOLDERS’ EQUITY

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock, par value $0.001. No preferred shares have been issued.

Ecoark Holdings Common Stock

The Company has 100,000 shares of common stock, par value $0.001 which were authorized on March 18, 2016. The Company has outstanding warrants of 10,577 as of June 30, 2018 that are exercisable into shares of common stock.

In the three months ended June 30, 2018, the Company issued 24 shares of common stock pursuant to stock awards granted from the 2013 Ecoark Holdings Incentive Stock Plan (“2013 Incentive Stock Plan”), net of 16 shares of common stock acquired from employees in lieu of amounts required to satisfy minimum withholding requirements upon vesting of the employees’ stock. The Company also issued 25 shares to an advisor to the Company pursuant to a stock award granted from the 2017 Ecoark Holdings Omnibus Incentive Plan (“2017 Omnibus Incentive Plan”).

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

Share-based Compensation

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

During the year ended March 31, 2018, the Compensation Committee of the Board of Directors of the Company issued non-qualified stock option awards to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted.

Share-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of operations as follows:

	2013 Incentive Stock Plan	2017 Omnibus Incentive Plan	Non-Qualified Stock Options	Common Stock	Total
Three months ended June 30, 2018
Directors	$-	$100	$-	$-	$100
Employees	202	98	651	-	951
Services	-	36	-	-	36
	$202	$234	$651	$-	$1,087

Three months ended June 30,2017
Directors	$-	$125	$-	$-	$125
Employees	6,900	38	-	1,500	8,438
Services	113	-	-	-	113
Amortization of services cost	1,076	-	-	-	1,076
	$8,089	$163	-	$1,500	$9,752

NOTE 9: INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $93,204 at June 30, 2018. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The provision (benefit) for income taxes for the three months ended June 30, 2018 and 2017 differs from the amount expected as a result of applying statutory tax rates to the losses before income taxes principally due to establishing a valuation allowance to fully offset the potential income tax benefit. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required taxable income is uncertain, the Company has recorded a full valuation allowance against deferred tax assets.

The Company’s deferred tax assets are summarized as follows:

	June 30, 2018	March 31, 2018
	(Unaudited)
Net operating loss carryover	$21,768	$21,274
Depreciable and amortizable assets	1,209	1,168
Share-based compensation	3,067	2,858
Accrued liabilities	58	58
Allowance for bad debts	13	13
Other	332	331
Less: valuation allowance	(26,447)	(24,708)
Net deferred tax asset	$-	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at June 30, 2018 and March 31, 2018, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance increased by $1,739 in the three months ended June 30, 2018. The Company has not identified any uncertain tax positions and has not received any significant notices from tax authorities.

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (“TCJA”) was enacted into U.S. law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, that impact corporate taxation requirements. Effective January 1, 2018, the federal tax rate for corporations was reduced from 35% to 21% for U.S. taxable income. That required a one-time remeasurement of deferred taxes to reflect their value at a lower rate of 21%. Accordingly, the components of deferred tax assets in the table above have been remeasured at 21%. Additionally, the new tax law requires specified research and development or experimentation expenses paid or incurred after December 31, 2021 be capitalized and amortized ratably over a five-year period. That has the potential to impact the Company in the future. We continue to evaluate the impact of the TCJA.

NOTE 10: CONCENTRATIONS

During the three months ended June 30, 2018 and 2017 the Company had one major customer in each period comprising 99% and 100% of sales, respectively. A major customer is defined as a customer that represents 10% or greater of total sales. Additionally, the Company had two customers at June 30, 2018 and one customer as of March 31, 2018 with accounts receivable balances of 72% and 93% of the total accounts receivable. The Company does not believe that risk associated with these customers will have an adverse effect on the business.

In addition, during the three months ended June 30, 2018 and 2017, the Company had one major vendor in each period comprising 26% and 16% of purchases, respectively. A major vendor is defined as a vendor that represents 10% or greater of total purchases. Alternative sources exist such that the risk associated with the two vendors is not expected to have an adverse effect on the Company. Additionally, the Company had one vendor as of both June 30, 2018 and March 31, 2018 representing 50% and 27%, respectively, of total accounts payable.

The Company maintained cash balances in excess of the FDIC insured limit in both years. The Company does not consider this risk to be material.

NOTE 11: ACQUISITION OF 440labs, Inc.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

NOTE 12: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On August 1, 2018, Ecoark Holdings and Zest Labs filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking damages of more than $2,000,000 (two billion) and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint will have a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2019 or any individual fiscal quarter.

On June 20, 2018, a complaint against the Company and certain affiliates was filed by Ridgeline, LLC in the U.S. District Court - Northern District of California. The complaint refers to an advisory agreement dated January 1, 2015 with Ecoark, Inc., a subsidiary of the Company, in which Ridgeline was to provide advice and consultation to Ecoark, Inc. in exchange for consulting fees, expenses and a warrant to purchase equity in Ecoark, Inc. The complaint seeks judgment for compensatory damages in excess of $75, specific performance regarding delivery of a warrant, attorney’s fees, interest and other relief. Company counsel has advised us that it is remote that the complaint, if decided adversely to or settled by the Company, will result in a liability material to the Company’s financial condition or results of operations.

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2020. Rent expense for continuing operations was $72 and $91 in the three months ended June 30, 2018 and 2017, respectively. Future minimum lease payments required under the operating leases for continuing operations are as follows: fiscal 2019 - $133 and fiscal 2020 - $113.

NOTE 13: SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Company has issued 8 shares of common stock pursuant to stock awards granted from the 2013 Incentive Stock Plan. The Company acquired 5 shares of common stock from employees in lieu of amounts required to satisfy minimum withholding requirements upon vesting of the employees’ stock. Subsequent to June 30, 2018, the Board awarded 150 incentive stock options to employees pursuant to the 2017 Omnibus Incentive Plan, which grants are at an exercise price of $1.35, a term of 10 years and a vesting period over four years.

The Company had a secured convertible promissory note bearing interest at 10% per annum, entered on January 10, 2017 for $500 with the principal due in one lump sum payment on or before July 10, 2018. On July 2, 2018 the $500 and $11 of accrued interest was repaid and the note retired.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Such forward-looking statements may be contained in the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Notes to Condensed Consolidated Financial Statements (Unaudited)” among other places in this Form 10-Q.

Dollar amounts and number of shares below are expressed in thousands, except per share amounts.

Ecoark Holdings, Inc.

Ecoark Holdings is a Nevada corporation incorporated on November 19, 2007 that has developed over the years through key acquisitions and organic growth. Ecoark Holdings is an innovative AgTech company focused on solutions that reduce food waste and improve delivered freshness and product margins for fresh and perishable foods for a wide range of organizations including growers, processors, distributors and retailers. Ecoark Holdings addresses this through its wholly-owned subsidiary, Ecoark, Inc. (“Ecoark”) and Ecoark’s subsidiary: Zest Labs, Inc. (“Zest Labs”). The Company has committed to a plan to focus its business on Zest Labs and divest non-core assets that include key assets of Pioneer Products, LLC (“Pioneer Products” or “Pioneer”), including its subsidiary Sable Polymer Solutions, LLC (“Sable”), and Magnolia Solar, Inc. (“Magnolia Solar”). Those assets are reported as held for sale and their operations are reported as discontinued operations in the condensed consolidated financial statements. The subsidiary Eco3d, LLC (“Eco3d”) was sold on April 14, 2017 and is also reported as discontinued operations in the condensed consolidated financial statements.

Our principal executive offices are located at 3333 S. Pinnacle Hills Parkway, Suite 220, Rogers, Arkansas 72758, and our telephone number is (479) 259-2977. Our website address is www.zestlabs.com. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this report.

Description of Business

Zest Labs

Zest Labs offers freshness management solutions for food retailers and restaurants, growers, processors, distributors and suppliers. Its Zest Fresh solution is a cloud-based post-harvest shelf-life and freshness management solution that improves delivered freshness of products and reduces post-harvest losses at the retailer due to temperature handling and processing by 50% or more by intelligently matching customer freshness requirements with actual product freshness. It focuses on four primary value propositions – operational efficiency, consistent food freshness, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. Zest Labs also offers its Zest Delivery solution that provides real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food.

Zest Labs was previously known as Intelleflex Corporation. Effective on October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services.

The Zest Fresh value proposition is to reduce fresh food loss by improving quality consistency. In the U.S. produce market, it is reported that roughly 30% of post-harvest fresh food is lost or wasted and therefore not consumed. Both fresh food producers and retailers bear significant expense when harvested food is either rejected due to early spoilage or reduced in value due to early ripening. Zest Labs believes that a significant portion of this waste can be attributed to inconsistent freshness based on variable post-harvest processing and handling. Fresh food producers and retailers manage food distribution and inventory based on the harvest date, with the assumption that all food harvested on the same day will have the same freshness. However, studies have shown that post-harvest handling can have a significant effect on the actual remaining freshness, and if not properly managed, can result in food loss or spoilage ahead of expectations, leading to waste and lost profits. Zest Fresh empowers fresh food producers and retailers to significantly reduce the post-harvest loss by providing real-time guidance to process adherence, intelligent distribution and best handling practices, with a goal of providing significant financial savings to fresh food producers and retailers.

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

Zest Labs currently holds rights to 67 U.S. patents (with additional patents pending), numerous related foreign patents, and U.S. copyrights relating to certain aspects of its Zest Labs’ software, hardware devices including Radio-Frequency Identification (“RFID”) technology, software, and services. In addition, Zest Labs has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services,” and the Zest, Zest Fresh and Zest Delivery logos, ZIPR and numerous other trademarks and service marks. Many of Zest Labs’ products have been designed to include licensed intellectual property obtained from third-parties. Laws and regulations related to wireless communications devices in the jurisdictions in which Zest Labs operates and seeks to operate are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.

Although most components essential to Zest Labs’ business are generally available from multiple sources, certain key components including, but not limited to, microprocessors, enclosures, certain RFID or other wireless custom integrated circuits, and application-specific integrated circuits are currently obtained by Zest Labs from single or limited sources, principally in Asia.

Zest Labs is part of a very competitive industry that markets solutions to fresh food supply chain users, such as fresh food growers, producers and retailers. Many other companies that are both more established and command much greater resources compete in this market. While Zest Fresh and Zest Delivery offer new technical approaches and new user value, it remains uncertain if Zest Labs will gain sufficient adoption of its products to make them viable in the market. Further, it is unclear what industry competitors are developing that might address similar user needs. Zest Labs’ products provide a new approach for industry participants, and as with any new approach, adoption is uncertain as many in the industry can be slow to embrace new technology and/or new approaches. These market challenges can lead to extended sales cycles that may include extended pilot testing often at Zest Labs’ expense, for which the outcome remains unclear until the completion of each test. For these reasons, and others, forecasting new business adoption and future revenue can be very difficult and volatile.  However, the Company believes that its solutions offer restaurants, fresh food retailers, growers, shippers, processors and distributors an opportunity to differentiate their businesses in ways that the shipment of canned and boxed food products cannot, as competition in the grocery market continues to accelerate.

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

Discontinued Operations

Pioneer Products is located in Rogers, Arkansas and is involved in the selling of recycled plastic products. This subsidiary recovers plastic waste from retail supply chains that is converted to new consumer products from the reclaimed materials, completing a closed loop and reducing waste sent to landfills. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC in a stock transaction on May 3, 2016, so its results are included with Pioneer’s since May 2016. In May 2018 the Ecoark Holdings Board approved a plan to sell Pioneer.

Sable is located in Flowery Branch, Georgia and specializes in the sale, purchase and processing of post-consumer and post-industrial plastic materials. It provides products to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to large corporations. In May 2018 the Ecoark Holdings Board approved a plan to sell key assets of Sable.

Magnolia Solar is located in Woburn, Massachusetts and is principally engaged in the development of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. In May 2018 the Ecoark Holdings Board approved a plan to sell Magnolia Solar.

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

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest Labs initiatives. Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $870 and $1,620 in the three months ended June 30, 2018 and 2017, respectively, to develop its solutions and differentiate those solutions from competitive offerings. We incurred no capitalized software development costs in the three months ended June 30, 2018 and 2017.

Intellectual Property

Ecoark Holdings and its subsidiaries have had 67 patents issued by the United States Patent and Trademark Office, and additional patent applications are currently pending.

Critical Accounting Policies, Estimates and Assumptions

In reading and understanding the Company’s discussion of results of operations, liquidity and capital resources, and the financial statements that follow, one should be aware of key policies, judgments and assumptions that are important to the portrayal of financial conditions and results. The Company’s continuing operations have not generated sufficient revenues and related cash flows to date to fund the Company’s operations. That raises a question as to whether we are a “going concern”. Because we have been successful at raising capital, we assume that we will continue operations and thus have not used liquidation accounting which would assume that liquidation was imminent.

Our revenues from periods prior to fiscal 2018 were generated principally from the sale of hardware. In the three months ended June 30, 2018, revenues were principally from a professional services project and more importantly from Software as a Service (“SaaS”) arrangements that we expect to be a principal source of revenue in the future. We adopted a new accounting policy for revenue recognition that had no impact on historical reported results, and it positions us for what we expect our business to be in the future. It requires judgment to apply, but in plain English it recognizes revenue when the Company fulfills the obligations it has committed to in agreements with customers. Judgment is also required to estimate the costs associated with those revenues.

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

We have also invested heavily in research and development expenses. Those investments have required cash payments principally for the development of our software solutions and the testing of those solutions in our labs and on some customer projects. We have not capitalized any of that development effort, so there are no research and development costs to amortize in the future.

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

RESULTS OF OPERATIONS

Overview

The discussion below addresses the Company’s operations and liquidity which were impacted by the acquisition of 440labs in May 2017 and the sale of Eco3d in April 2017 as described above Results from Eco3d, Sable, Pioneer Products and Magnolia Solar are included as discontinued operations in the statements of operations and therefore, the revenues and expenses for these entities are not included in the amounts and discussion of results of continuing operations below, except in the Net Loss summary.

Results of Continuing Operations for the Three Months Ended June 30, 2018 and 2017

Revenues, Cost of Revenues and Margins

Revenues for the three months ended June 30, 2018 were $753 as compared to $1 for the three months ended June 30, 2017. Professional services revenues of $750 for the three months ended June 30, 2018 were from a project with a large retailer related to freshness solutions. SaaS revenues of $3 in 2018 were from projects with produce distributors and growers, while the revenue in 2017 was from the sale of hardware.

Cost of revenues for the three months ended June 30, 2018 was $430 as compared to $13 for the three months ended June 30, 2017 resulting in gross profit of $323 in 2018 and gross loss of $12 in 2017. The significant increase in gross profit in 2018 was directly related to the margin in professional services than in revenues from the hardware sale in 2017. The gross loss in 2017 was due primarily to royalties for cross license agreements on patents imbedded with Zest freshness solutions intellectual property.

Operating Expenses

Operating expenses for three months ended June 30, 2018 were $3,270 as compared to $13,630 for the three months ended June 30, 2017. The $10,360 decrease was due primarily to share-based non-cash compensation which decreased by $8,665 to $1,087 in the three months ended June 30, 2018 from $9,752 in the three months ended June 30, 2017. Operating expenses excluding share-based non-cash compensation for the three months ended June 30, 2018 decreased $1,695 from the three months ended June 30, 2017 due to decreases in professional fees and consulting and decreases in research and development expenditures.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2018 were $2,091 compared with $11,890 for the three months ended June 30, 2017. The $9,799 decrease was principally due to a $8,665 decrease in share-based non-cash compensation, a decrease in the use of consultants and efforts to control general and administrative costs including travel and travel-related expenses.

Salaries and related costs for the three months ended June 30, 2018 were $1,613, down $8,005 from $9,618 for the three months ended June 30, 2017. The decrease resulted primarily from a $7,487 decrease in share-based non-cash compensation. A portion of that cost was derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in Note 8 to the condensed consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718-10. In fiscal 2018, reductions in staff were implemented to reduce the cash expenditures of the Company which also reduced salaries and related costs from 2017.

Professional fees and consulting expenses for the three months ended June 30, 2018 of $260, were down $1,226 from $1,486 incurred for the three months ended June 30, 2017 as the engagement of consultants was significantly decreased during the current period.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the three months ended June 30, 2018 were $309 compared to $120 for the three months ended June 30, 2017. The $189 increase primarily resulted from the amortization of the identifiable intangible assets related to the 440labs acquisition in 2017 and depreciation on the $2,477 of assets previously classified as inventory that were reclassified to property and equipment as of March 31, 2018 as Zest Labs entered into SaaS contracts.

Research and Development

Research and development expense decreased $750 to $870 in the three months ended June 30, 2018 compared with $1,620 during the same period in 2017. The reduction in costs related primarily to the maturing of development of the Zest Labs freshness solutions.

Interest Expense

Interest expense, net of interest income, for the three months ended June 30, 2018 was $11 as compared to $15 for the three months ended June 30, 2017. The decrease resulted from a decrease to $500 from $600 of convertible notes with an annual interest rate of 10%. The remaining $500 debt outstanding was paid in full subsequent to June 30, 2018.

Net Loss

Net loss for the three months ended June 30, 2018 was $3,548 as compared to $13,609 for the three months ended June 30, 2017. The $10,061 decrease in net loss was primarily due to the $8,665 decrease in non-cash share-based compensation, a decrease in professional fees and a decrease in research and development expenditures plus the absence of the gain on sale of Eco3d of $636 in April 2017.

Results of Discontinued Operations

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company had included amounts relating to Eco3d as part of discontinued operations in the three months ended June 30, 2017. In addition, as a result of receiving letters of intent for the sale of key assets of Sable, Pioneer and Magnolia Solar, and the approval by the Company’s Board to sell the assets, those assets are included in assets held for sale and their operations included in discontinued operations in both periods presented.

Loss from discontinued operations for the three months ended June 30, 2018 was $590. Revenues from discontinued operations were $2,479, comprised of $2,419 for Pioneer and Sable and $60 for Magnolia Solar. Pioneer had a decrease in sales of consumer trash cans made from recycled materials due to a unit price decrease and fewer promotions by a customer. Losses from discontinued operations were $558 for Pioneer and Sable and $32 for Magnolia Solar.  Pioneer and Sable losses were driven by lower volumes and a unit price decrease as previously described.

For the three months ended June 30, 2017 loss from discontinued operations was $588. Revenues from discontinued operations were $188 for Eco3d and $2,505 for Pioneer and Sable for a total of $2,693. Losses from discontinued operations were $57 for Eco3d and $553 for Pioneer and Sable.

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

At June 30, 2018 and March 31, 2018, we had cash of $1,748 and $3,730, respectively, and working capital of $1,091 at June 30, 2018 compared with working capital of $3,261 at March 31, 2018. The decrease in working capital is the result of the net cash used in operating activities. The Company is dependent upon raising additional capital from future financing transactions.

Net cash used in operating activities was $1,913 for the three months ended June 30, 2018, as compared to net cash used in operating activities of $7,576 for the three months ended June 30, 2017. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments.

Net cash used in investing activities was $46 for the three months ended June 30, 2018, as compared to net cash provided by investing activities of $1,961 for the three months ended June 30, 2017 which included $2,006 proceeds from the sale of Eco3d.

Net cash used in financing activities in 2018 was $23. In 2017 net cash provided by financing activities was $8,529, primarily from the issuance of common stock, net of fees.

At June 30, 2018, $500 of Ecoark Holdings’ convertible notes payable were due in July 2018 and were paid on July 2, 2018. Future minimum lease payments required under operating leases of continuing operations by fiscal year are as follows: $2019 - $133 and 2020 - $113.

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

Off-Balance Sheet Arrangements

As June 30, 2018 and March 31, 2018, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2018, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were not effective given the identification of two material weaknesses in controls.

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

The second weakness relates to violations of the Company’s delegation of authority and related policies that were established and approved by the board of directors. The Company is working with the board and board committees to communicate and reemphasize Company policies including the delegation of authority to reduce the risk of errors or omissions that could result in inaccurate or incomplete disclosures.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently involved in any pending legal proceeding or litigation other than a suit filed by the Company in Arkansas on August 1, 2018, a suit filed against us in California on June 20, 2018, and a suit we filed in Maryland to collect a receivable from a customer. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

On August 1, 2018, Ecoark Holdings and Zest Labs filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking damages of more than $2,000,000 (two billion) and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint will have a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2019 or any individual fiscal quarter.

On June 20, 2018, a complaint against the Company and certain affiliates was filed by Ridgeline, LLC in the U.S. District Court - Northern District of California. The complaint refers to an advisory agreement dated January 1, 2015 with Ecoark, Inc., a subsidiary of the Company, in which Ridgeline was to provide advice and consultation to Ecoark, Inc. in exchange for consulting fees, expenses and a warrant to purchase equity in Ecoark, Inc. The complaint seeks judgment for compensatory damages in excess of $75, specific performance regarding delivery of a warrant, attorney’s fees, interest and other relief. Company counsel has advised us that it is remote that the complaint, if decided adversely to or settled by the Company, will result in a liability material to the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business that were discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC on June 28, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the quarter ended June 30, 2018, which were not registered under the Securities Act of 1933, as amended.

The following table contains information regarding shares of common stock withheld from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon vesting of the employees’ stock during the three months ended June 30, 2018. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

(Number of shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares That May Yet Be Purchased

April 1, 2018 to April 30, 2018	5	$0.91
May 1, 2018 to May 31, 2018	5	$1.97
June 1, 2018 to June 30, 2018	5	$1.55

(1)	The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

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

Ecoark Holdings, Inc.
(Registrant)

Date: August 6, 2018	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2018	By:	/s/ JAY OLIPHANT
Jay Oliphant
Principal Financial and Accounting Officer

