Form 10-Q
period 2018-09-30
Ecoark Holdings, Inc.
filed 2018-11-09
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File No. 000-53361

Ecoark Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	30-0680177
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1010 NW J Street, Suite I, Bentonville AR 72712

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

There were 51,970,990 shares of the Registrant’s $0.001 par value common stock outstanding as of November 7, 2018.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Table of Contents

Balance Sheets	2
Statements of Operations	3
Statements of Cash Flows	4
Notes to Financial Statements	5 - 13

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30,	March 31,
	2018	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($35 pledged as collateral for credit)	$2,323	$3,730
Accounts receivable, net of allowance of $585 and $87 as of September 30, 2018 and March 31, 2018, respectively	1,216	2,617
Prepaid expenses and other current assets	217	242
Current assets held for sale - (Note 2)	768	645
Total current assets	4,524	7,234
NON-CURRENT ASSETS
Property and equipment, net	2,297	2,619
Intangible assets, net	1,269	1,545
Non-current assets held for sale - (Note 2)	1,137	1,023
Other assets	27	26
Total non-current assets	4,730	5,213
TOTAL ASSETS	$9,254	$12,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,243	$2,350
Accrued liabilities	869	1,080
Current portion of long-term debt	-	500
Current liabilities held for sale - (Note 2)	3	43
Total current liabilities	2,115	3,973
NON-CURRENT LIABILITIES	-	-
COMMITMENTS AND CONTINGENCIES
Total liabilities	2,115	3,973

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 52,537 shares issued and 51,963 shares outstanding as of September 30, 2018 and 49,468 shares issued and 48,923 shares outstanding as of March 31, 2018	53	49
Additional paid-in-capital	128,740	122,424
Accumulated deficit	(119,994)	(112,381)
Treasury stock, at cost	(1,660)	(1,618)
Total stockholders’ equity	7,139	8,474
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,254	$12,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
CONTINUING OPERATIONS:
REVENUES	$286	$20	$1,039	$21
COST OF REVENUES	207	20	637	33
GROSS PROFIT (LOSS)	79	-	402	(12)
OPERATING EXPENSES:
Selling, general and administrative	2,493	8,530	4,584	20,466
Depreciation, amortization, and impairment	308	186	617	306
Research and development	771	1,659	1,641	3,233
Total operating expenses	3,572	10,375	6,842	24,005
Loss from continuing operations before other expenses	(3,493)	(10,375)	(6,440)	(24,017)

OTHER EXPENSE:
(Interest expense), net of interest income	4	(11)	(7)	(26)
Total other expenses	4	(11)	(7)	(26)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,489)	(10,386)	(6,447)	(24,043)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(576)	(1,574)	(1,166)	(2,162)
Gain on disposal of discontinued operations	-	-	-	636
Total discontinued operations	(576)	(1,574)	(1,166)	(1,526)
PROVISION FOR INCOME TAXES	-	(7)	-	(7)
NET LOSS	$(4,065)	$(11,967)	$(7,613)	$(25,576)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.07)	$(0.23)	$(0.13)	$(0.54)
Discontinued operations	(0.01)	(0.04)	(0.02)	(0.04)
Total	$(0.08)	$(0.27)	$(0.15)	$(0.58)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	50,500	45,101	49,739	44,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

	Six Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,613)	$(25,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	617	306
Shares of common stock issued for services rendered	200	1,645
Share-based compensation – stock – employees	1,900	13,214
Share-based compensation due to employment agreements	-	1,500
Loss from discontinued operations	1,166	2,162
Loss on retirement of assets	-	61
Gain on sale of discontinued operations	-	(636)
Changes in assets and liabilities:
Accounts receivable	1,401	525
Inventory	(147)	(821)
Prepaid expenses	13	(38)
Other current assets	35	(119)
Other assets	-	4
Accounts payable	(1,134)	(72)
Accrued liabilities	(226)	(1,504)
Net cash used in operating activities of continuing operations	(3,788)	(9,349)
Net cash used in discontinued operations	(1,114)	(1,102)
Net cash used in operating activities	(4,902)	(10,451)

Cash flows from investing activities:
Proceeds from sale of Eco3d	-	2,029
Purchases of property and equipment	(18)	(22)
Net cash provided by (used in) investing activities of continuing operations	(18)	2,007
Net cash used in investing activities of discontinued operations	(166)	(214)
Net cash provided by (used in) investing activities	(184)	1,793

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	4,221	9,106
Repayment of debt	(500)
Purchase of treasury shares from employees for tax withholdings	(42)	(780)
Net cash provided by financing activities	3,679	8,326
Net decrease in cash	(1,407)	(332)
Cash - beginning of period	3,730	8,648
Cash - end of period	$2,323	$8,316

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$11	$30
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Assets acquired via acquisition of 440labs, Inc.:
Identifiable intangible assets	$-	$1,435
Goodwill	$-	$65
Other assets	$-	$28

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

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

Ecoark, Inc. (“Ecoark”) was founded in 2011 and is located in Bentonville, Arkansas, the home office for Ecoark and Ecoark Holdings. Ecoark merged into a wholly-owned subsidiary of Magnolia Solar Corporation (“MSC”) on March 24, 2016, with Ecoark as the surviving entity. At the merger, MSC changed its name to Ecoark Holdings, Inc. Ecoark is the parent company of Eco360, Pioneer Products and Zest Labs (formerly known as Intelleflex Corporation). Ecoark was also the parent company of Eco3d until it was sold in April 2017, as discussed below.

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

Eco360, LLC (“Eco360”) is located in Bentonville, Arkansas and has engaged in research and development activities. Eco360 was formed in November 2014 by Ecoark. Eco360 does not currently have any active operations.

Pioneer Products, LLC (“Pioneer Products” or “Pioneer”) is located in Bentonville, Arkansas and is involved in the selling of recycled plastic products. This subsidiary recovers plastic waste from retail supply chains that is converted to new consumer products from the reclaimed materials, completing a closed loop and reducing waste sent to landfills. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC in a stock transaction on May 3, 2016, so its results are included with Pioneer’s since May 2016. As described in Note 2, in May 2018 the Ecoark Holdings Board approved a plan to sell Pioneer. Any proceeds from a sale are not expected to be material.

Sable Polymer Solutions, LLC (“Sable”) is located in Flowery Branch, Georgia and specializes in the sale, purchase, and processing of post-consumer and post-industrial plastic materials. It provides materials to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to large corporations. As described in Note 2, in May 2018 the Ecoark Holdings Board approved a plan to sell key assets of Sable. An agreement to sell the assets was executed with an expected closing date of August 31, 2018, however, the buyer purportedly failed to obtain financing under terms acceptable to them and did not close timely, so the Company terminated the agreement. Discussions continue with that buyer and several other interested parties.

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

Magnolia Solar Inc. (“Magnolia Solar”) is located in Woburn, Massachusetts and is principally engaged in the development of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar was a subsidiary of MSC that merged with Ecoark on March 24, 2016 to create Ecoark Holdings and continues operations as a subsidiary of Ecoark Holdings. As described in Note 2, in May 2018 the Ecoark Holdings Board approved a plan to sell Magnolia Solar. Any proceeds from a sale are not expected to be material.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

Principles of Consolidation

The condensed consolidated financial statements of Ecoark Holdings and its subsidiaries and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

Reclassifications

The Company has reclassified certain amounts in the September 30, 2017 condensed consolidated financial statements to be consistent with the September 30, 2018 presentation. Reclassifications relating to the discontinued operations are described in Note 2. The reclassifications had no impact on net loss or net cash flows for the six months ended September 30, 2018 and 2017.

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

Recent Accounting Pronouncements Pending Adoption

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02 Leases (Topic 842) and ASU 2018-11 Targeted Improvements on the same topic. ASU 2016-02 changes the accounting for leased assets, principally by requiring balance sheet recognition of assets under lease arrangements. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company does not expect that adoption of ASU 2016-02 will have a material impact on our consolidated financial statements.

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

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $119,994 since inception. The accumulated deficit together with losses of $7,613 for the six months ended September 30, 2018, and net cash used in operating activities in the six months ended September 30, 2018 of $4,902, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

These condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised additional capital through the issuance of common stock, net of fees, in private placements, issuances under equity purchase agreements and sales of convertible notes of $12,693 in the year ended March 31, 2018 and $4,221 in the six months ended September 30, 2018. The Company’s ability to raise additional capital through future equity and debt securities issuances, completion of the divesting of non-core assets and resolution of the lawsuit described in Note 12 is unknown. Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. There can be no assurance that such capital will be available or on terms acceptable to the Company. There can also be no assurance that the Company will have met the SEC’s Form S-3 eligibility requirements to use its shelf registration. The Company intends to further develop its product offerings and customer bases. The Company’s plans to achieve profitability include evaluating the cost structure and processes of its operations, both at the margin and operating expense levels, as well as pursuing additional strategic acquisitions and dispositions. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern as determined by management. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

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

As a result of receiving letters of intent for the sale of key assets of Sable, Pioneer and Magnolia Solar, and the approval by the Company’s Board in May 2018 to sell the assets, those assets are included in assets held for sale and their ongoing operations are classified in discontinued operations. An agreement to sell the key assets of Sable was executed with an expected closing date of August 31, 2018, however, the buyer purportedly failed to obtain financing under terms acceptable to them and did not close timely, so the Company terminated the agreement. Discussions continue with that buyer and several other interested parties. Any proceeds from a sale of Pioneer or Magnolia Solar or their assets are not expected to be material.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheets (principally relating to Sable) consisted of the following:

	September 30, 2018	March 31, 2018
	(Unaudited)

Inventory	$757	$611
Other current assets	11	34
Current assets – held for sale	$768	$645

Property and equipment, net	$1,112	$995
Other assets	25	28
Non-current assets – held for sale	$1,137	$1,023

Accounts payable	$3	$30
Accrued liabilities	-	13
Current liabilities – held for sale	$3	$43

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

Major line items constituting loss from discontinued operations in the condensed consolidated statements of operations consisted of the following:

	Six Months Ended
	September 30,
	2018	2017

Revenues	$5,126	$4,578
Cost of revenues	5,606	5,153
Gross loss	(480)	(575)
Operating expenses	686	1,587
Loss from discontinued operations	$(1,166)	$(2,162)
Non-cash expenses	$52	$1,060

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

Non-cash expenses above consist principally of depreciation, amortization and impairment costs. Capital expenditures of discontinued operations were principally at Sable and amounted to $166 and $214 for the six months ended September 30, 2018 and 2017, respectively.

Gain on the sale of Eco3d of $636 was recognized in discontinued operations in the three months ended June 30, 2017.

NOTE 3: REVENUES

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company early adopted effective April 1, 2017. No cumulative adjustment to accumulated deficit was required, and the early adoption did not have a material impact on our consolidated financial statements, as no material arrangements prior to the adoption were impacted by the new pronouncement. Revenues for the six months ended September 30 were from Walmart and several Software as a Service (“SaaS”) projects in 2018, including a project with Costco, and from SaaS projects and the sale of hardware in 2017. After paying invoices for $1,000 through June, Walmart has not paid the final $500. As a result, the Company has established an allowance for doubtful accounts of $500 until the matter is resolved.

The following table disaggregates the Company’s revenues by major source (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Walmart	$250	$-	$1,000	$-
Software as a Service	36	20	39	20
Hardware sales	-	-	-	1
	$286	$20	$1,039	$21

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2018	March 31, 2018
	(Unaudited)

Zest Labs SaaS hardware	$2,495	$2,477
Computers and software costs	400	400
Machinery and equipment	211	211
Furniture and fixtures	89	89
Leasehold improvements	4	4
Total property and equipment	3,199	3,181
Accumulated depreciation and impairment	(902)	(562)
Property and equipment, net	$2,297	$2,619

During the year ended March 31, 2018 Zest Labs entered into SaaS contracts with customers and $2,477 of assets previously classified as inventory were reclassified to property and equipment as of March 31, 2018. These assets will be used in the satisfaction of performance obligations to customers and depreciated over estimated useful lives of three to seven years.

Depreciation expense for the six months ended September 30, 2018 and 2017 was $340 and $62, respectively. The increase was due to depreciation on the Zest Labs assets described above.

Property and equipment for Sable has been reclassified as assets held for sale as more fully described in Note 2 and accordingly depreciation expense for Sable through May 2018 has been included in the loss from discontinued operations. In accordance with accounting principles, depreciation of Sable assets ceased when classified as held for sale.

NOTE 5: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2018	March 31, 2018
	(Unaudited)

Patents	$1,013	$1,013
Outsourced vendor relationships	1,017	1,017
Non-compete agreements	340	340
Total intangible assets	2,370	2,370
Accumulated amortization and impairment	(1,101)	(825)
Intangible assets, net	$1,269	$1,545

The outsourced vendor relationships and non-compete agreements were recorded as part of the acquisition of 440 labs described in Note 11 below.

Amortization expense for the six months ended September 30, 2018 and 2017 was $276 and $244, respectively. Amortization for the intangible assets related to the discontinued operations for the six months ended September 30, 2017 is included in the loss from discontinued operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

NOTE 6: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2018	March 31, 2018
	(Unaudited)
Vacation and paid time off	$285	$278
Professional fees and consulting costs	196	325
Payroll and employee expenses	87	75
Legal fees	89	100
Hardware in transit	-	26
Other	212	276
	$869	$1,080

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

Interest expense on debt for the six months ended September 30, 2018 and 2017 was $11 and $30, respectively.

NOTE 8: STOCKHOLDERS’ EQUITY

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock, par value $0.001. No preferred shares have been issued.

Ecoark Holdings Common Stock

The Company has 100,000 shares of common stock, par value $0.001 which were authorized on March 18, 2016. The Company has outstanding warrants of 13,751 as of September 30, 2018 that are exercisable into shares of common stock.

In August 2018, the Company completed a reserved private placement agreement related to the issuance and sale of 2,969 shares of common stock that raised $4,221 (net of fees) to institutional investors. The investors also received 2,969 warrants exercisable into common stock at an exercise price of $2.09. The Company also provided 208 warrants at an exercise price of $1.92 to the investment banker in the transaction.

On March 16, 2018, the Company had issued 2,500 warrants to institutional investors that purchased 2,500 shares of common stock in a reserved private placement. The warrants had a strike price of $2.00 and mature in March 2023. In addition, the investment bankers for the transaction received warrants to purchase 88 shares of common stock with the same terms as the investors, and the investment bankers from the May 22, 2017 reserved private placement received warrants to purchase 175 shares of common stock for $2.10 for up to five years pursuant to an exclusivity clause.

The March 16, 2018 warrants included a down round provision such that the exercise prices of the warrants were subject to adjustment if the Company were to issue common stock, common stock equivalents, warrants or options at a price lower than the stated exercise prices, subject to certain exceptions. As provided for in ASU 2017-11 (now ASC Topic 260-10 Equity), the effect of the down round feature on earnings per share is to be recognized when it is triggered and that effect treated as a dividend and reduction of income available to common stockholders in basic earnings per share calculations. The reserved private placement in August 2018 triggered the down round feature and resulted in the adjustment of the warrants in the March 2017, May 2017, and March 2018 private placements to the August 2018 issuance price of $1.60. The Company had net losses and accumulated deficits in the periods presented and therefore the triggering of the down round feature did not require the recording of a dividend since there were no accumulated earnings available and thus did not result in an adjustment of losses per share.

In the six months ended September 30, 2018, the Company issued 47 shares of common stock pursuant to stock awards granted from the 2013 Ecoark Holdings Incentive Stock Plan (“2013 Incentive Stock Plan”), net of 29 shares of common stock acquired from employees in lieu of amounts required to satisfy minimum withholding requirements upon vesting of the employees’ stock. The Company also issued 25 shares to an advisor to the Company pursuant to a stock award granted from the 2017 Ecoark Holdings Omnibus Incentive Plan (“2017 Omnibus Incentive Plan”).

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

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

Share-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of operations as follows:

	2013 Incentive Stock Plan	2017 Omnibus Incentive Plan	Non-Qualified Stock Options	Common Stock	Total
Six months ended September 30, 2018
Directors	$-	$200	$-	$-	$200
Employees	285	286	1,329	-	1,900

	$285	$486	$1,329	$-	$2,100

Six months ended September 30,2017
Directors	$-	$250	$-	$-	$250
Employees	11,253	1,961	-	1,500	14,714
Amortization of services cost	1,395	-	-	-	1,395
	$12,648	$2,211	$-	$1,500	$16,359

NOTE 9: INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $95,925 at September 30, 2018. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The provision (benefit) for income taxes for the six months ended September 30, 2018 and 2017 differs from the amount expected as a result of applying statutory tax rates to the losses before income taxes principally due to establishing a valuation allowance to fully offset the potential income tax benefit. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required taxable income is uncertain, the Company has recorded a full valuation allowance against deferred tax assets.

The Company’s deferred tax assets are summarized as follows:

	September 30, 2018	March 31, 2018
	(Unaudited)
Net operating loss carryover	$22,339	$21,274
Depreciable and amortizable assets	1,184	1,168
Share-based compensation	3,269	2,858
Accrued liabilities	58	58
Allowance for bad debts	118	13
Effect of reduction in rate	-	(994)
Other	333	331
Less: valuation allowance	(27,301)	(24,708)
Net deferred tax asset	$-	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at September 30, 2018 and March 31, 2018, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance increased by $2,593 in the six months ended September 30, 2018. The Company has not identified any uncertain tax positions and has not received any significant notices from tax authorities.

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

NOTE 10: CONCENTRATIONS

During the six months ended September 30, 2018 and 2017 the Company had one major customer in each period comprising 96% and 83% of sales, respectively. A major customer is defined as a customer that represents 10% or greater of total sales. Additionally, the Company had three customers at September 30, 2018 and March 31, 2018 with accounts receivable balances of 78% of the total accounts receivable. The Company has established an allowance for doubtful accounts for the $500 receivable from Walmart at September 30, 2018. We do not believe that risk associated with the other customers will have an adverse effect on the business.

In addition, during the six months ended September 30, 2018, the Company had one major vendor comprising 21% of purchases. No such concentration existed in 2017. A major vendor is defined as a vendor that represents 10% or greater of total purchases. Alternative sources exist such that the risk associated with the vendor is not expected to have an adverse effect on the Company. Additionally, the Company had one vendor as of both September 30, 2018 and March 31, 2018 representing 24% and 27%, respectively, of total accounts payable.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

NOTE 12: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On August 1, 2018, Ecoark Holdings and Zest Labs filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division (the “Court”). The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking damages of more than two billion dollars and other related relief to the extent it is deemed proper by the Court. The Company does not believe that expenses incurred in pursuing the complaint will have a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2019 or any individual fiscal quarter. On October 22, 2018, the Court issued an order setting a trial date of June 1, 2020. The order also established deadlines for the completion of fact discovery by October 15, 2019, opening expert reports on October 24, 2019, and dispositive motions, on January 22, 2020.

On June 20, 2018, a complaint against the Company and certain affiliates was filed by Ridgeline, LLC in the U.S. District Court - Northern District of California. The complaint refers to an advisory agreement dated January 1, 2015 with Ecoark, Inc., a subsidiary of the Company, in which Ridgeline was to provide advice and consultation to Ecoark, Inc. in exchange for consulting fees, expenses and a warrant to purchase equity in Ecoark, Inc. The complaint seeks judgment for compensatory damages in excess of $75, specific performance regarding delivery of a warrant, attorney’s fees, interest and other relief. The Company has filed a motion to dismiss the complaint, and Company counsel has advised us that it is remote that the complaint, if decided adversely to or settled by the Company, will result in a liability material to the Company’s financial condition or results of operations.

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2020. Rent expense for continuing operations was $111 and $152 in the six months ended September 30, 2018 and 2017, respectively. Future minimum lease payments required under the operating leases for continuing operations are as follows: fiscal 2019 - $74 and fiscal 2020 - $113. Including the lease at Sable would result in minimum lease payments in the following fiscal years of $266 in 2019, $496 in 2020, $386 in 2021, $389 in 2022 and $293 in 2023.

NOTE 13: SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company has issued 11 shares of common stock pursuant to stock awards granted from the 2013 Incentive Stock Plan. The Company acquired 4 shares of common stock from the employees in lieu of amounts required to satisfy minimum withholding requirements upon vesting of the employees’ stock.

Refer to Note 12 above for developments in legal proceedings.

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

Our principal executive offices are located at 1010 NW J Street, Suite I, Bentonville, Arkansas 72712, and our telephone number is (479) 259-2977. Our website address is www.zestlabs.com. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this report.

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

Zest Labs has developed the industry’s first freshness metric called the Zest Intelligent Pallet Routing Code (“ZIPR Code”). The ZIPR Code dynamically determines the actual shelf life of the tracked product, differentiated from the assumed shelf life reflected by date labels. Zest Labs has found that for most produce, the implied shelf life from date labels can be wrong roughly 30% of the time. As produce date labels are typically the same date for all product harvested on the same day, roughly 30% of the product harvested may have less shelf life than reflected on the date label. The ZIPR Code addresses this shortcoming with its dynamic shelf life determination based on actual handling at the pallet level. The ZIPR code empowers better decisions on routing and customer determination, significantly reducing waste due to early spoilage.

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

Discontinued Operations

Pioneer Products is located in Bentonville, Arkansas and is involved in the selling of recycled plastic products. This subsidiary recovers plastic waste from retail supply chains that is converted to new consumer products from the reclaimed materials, completing a closed loop and reducing waste sent to landfills. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC in a stock transaction on May 3, 2016, so its results are included with Pioneer’s since May 2016. In May 2018 the Ecoark Holdings Board approved a plan to sell Pioneer. Any proceeds from a sale are not expected to be material.

Sable is located in Flowery Branch, Georgia and specializes in the sale, purchase and processing of post-consumer and post-industrial plastic materials. It provides products to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to large corporations. In May 2018 the Ecoark Holdings Board approved a plan to sell key assets of Sable. An agreement to sell the Sable assets was executed with an expected closing date of August 31, 2018, however, the buyer purportedly failed to obtain financing under terms acceptable to them and did not close timely, so the Company terminated the agreement. Discussions continue with that buyer and several other interested parties.

Magnolia Solar is located in Woburn, Massachusetts and is principally engaged in the development of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. In May 2018 the Ecoark Holdings Board approved a plan to sell Magnolia Solar. Any proceeds from a sale are not expected to be material.

Competition

The Company’s subsidiaries operate in markets for products and services that are highly competitive and face aggressive competition in all areas of their business.

The market for cloud-based, real-time supply chain analytic solutions—the market in which Zest Labs competes—is rapidly evolving. There are several new competitors with competing technologies, including companies that have greater resources than Ecoark Holdings such as IBM, Oracle and SAP, which operate in this space. Some of these companies are subsidiaries of large publicly traded companies that have brand recognition, established relationships with retailers, and own the manufacturing process.

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

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest Labs initiatives. Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $1,641 and $3,233 in the six months ended September 30, 2018 and 2017, respectively, to develop its solutions and differentiate those solutions from competitive offerings. We incurred no capitalized software development costs in the six months ended September 30, 2018 and 2017.

Intellectual Property

Ecoark Holdings and its subsidiaries have had 67 patents issued by the United States Patent and Trademark Office, and additional patent applications are currently pending.

Critical Accounting Policies, Estimates and Assumptions

In reading and understanding the Company’s discussion of results of operations, liquidity and capital resources, and the accompanying financial statements, one should be aware of key policies, judgments and assumptions that are important to the portrayal of financial conditions and results. The Company’s continuing operations have not generated sufficient revenues and related cash flows to date to fund the Company’s operations. That raises a question as to whether we are a “going concern”. Because we have been successful at raising capital, we assume that we will continue operations and thus have not used liquidation accounting which would assume that liquidation was imminent.

Our revenues from periods prior to fiscal 2018 were generated principally from the sale of hardware. In the six months ended September 30, 2018, revenues were principally from a professional services project and more importantly from Software as a Service (“SaaS”) arrangements that we expect to be a principal source of revenue in the future. We adopted a new accounting policy for revenue recognition that had no impact on historical reported results, and it positions us for what we expect our business to be in the future. It requires judgment to apply, but in plain English it recognizes revenue when the Company fulfills the obligations it has committed to in agreements with customers. Judgment is also required to estimate the costs associated with those revenues.

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

Results of Continuing Operations for the Three Months Ended September 30, 2018 and 2017

Revenues, Cost of Revenues and Margins

Revenues for the three months ended September 30, 2018 were $286 as compared to $20 for the three months ended September 30, 2017. Revenues of $250 for the three months ended September 30, 2018 were from Walmart. Walmart has not paid that amount nor $250 earned in the first fiscal quarter after paying $1,000 in prior months. Accordingly, we have established an allowance for doubtful accounts in the amount of $500 in the event that Walmart does not pay these amounts. SaaS revenues of $36 in 2018 were from projects with Costco and produce distributors and growers, while the revenue in 2017 was from produce growers and distributors.

Cost of revenues for the three months ended September 30, 2018 was $207 as compared to $20 for the three months ended September 30, 2017 resulting in gross profit of $79 in 2018 and zero margin in 2017. The significant increase in gross profit in 2018 was directly related to Walmart.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 were $3,572 as compared to $10,375 for the three months ended September 30, 2017. The $6,803 decrease was due primarily to non-cash share-based compensation which decreased by $5,595. Operating expenses excluding non-cash share-based compensation for the three months ended September 30, 2018 decreased $1,208 from the three months ended September 30, 2017 due to decreases in selling, general and administrative expenses and research and development expenditures, each as described below.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2018 were $2,493 compared with $8,530 for the three months ended September 30, 2017. The $6,037 decrease was principally due to a $5,595 decrease in non-cash share-based compensation. Excluding non-cash share-based compensation for the three months ended September 30, 2018, selling general and administrative expenses decreased $442 from $1,923 for the three months ended September 30, 2017 to $1,481 for the three months ended September 30, 2018, due to decreases in salaries and related costs, a decrease in the use of consultants and efforts to control general and administrative costs including travel and travel-related expenses offset by a $500 charge for allowance for doubtful accounts related to a Walmart receivable in 2018.

Salaries and related costs for the three months ended September 30, 2018 were $1,408, down $5,902 from $7,310 for the three months ended September 30, 2017. The decrease resulted primarily from a $5,211 decrease in non-cash share-based compensation along with reductions in staff and salaries of employees that reduced cash expenditures. A portion of the share-based compensation was derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in Note 8 to the condensed consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718-10.

Professional fees and consulting expenses for the three months ended September 30, 2018 of $286, were down $535 from $821 incurred for the three months ended September 30, 2017 as the engagement of consultants was significantly decreased during the current period.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the three months ended September 30, 2018 were $308 compared to $186 for the three months ended September 30, 2017. The $122 increase primarily resulted from depreciation on the $2,477 of assets previously classified as inventory that were reclassified to property and equipment as of March 31, 2018 as Zest Labs entered into SaaS contracts and the amortization of the identifiable intangible assets related to the 440labs acquisition in 2017.

Research and Development

Research and development expense decreased by $888 to $771 in the three months ended September 30, 2018 compared with $1,659 during the same period in 2017. The reduction in costs related primarily to the maturing of development of the Zest Labs freshness solutions and payments to reimburse Walmart for costs associated with work on a project in 2017 that did not recur in 2018.

Interest Expense

Interest income, net of interest expense for the three months ended September 30, 2018 was $4 as compared to net interest expense of $11 for the three months ended September 30, 2017. The change resulted from paying off convertible notes in July 2018 and the resulting elimination of interest expense.

Net Loss

Net loss for the three months ended September 30, 2018 was $4,065 as compared to $11,967 for the three months ended September 30, 2017. The $7,902 decrease in net loss was primarily due to the $5,595 decrease in non-cash share-based compensation, a decrease in professional fees and a decrease in research and development expenditures, plus a $998 decrease in loss from discontinued operations.

Results of Continuing Operations for the Six Months Ended September 30, 2018 and 2017

Revenues, Cost of Revenues and Margins

Revenues for the six months ended September 30, 2018 were $1,039 as compared to $21 for the six months ended September 30, 2017. Revenues of $1,000 for the six months ended September 30, 2018 were from Walmart. Walmart has not paid $500 after paying $1,000 in prior months. Accordingly, we have established an allowance for doubtful accounts in the amount of $500 in the event that Walmart does not pay these amounts. SaaS revenues of $39 in 2018 were from projects with Costco and produce distributors and growers, while the revenue in 2017 was from projects with produce growers and distributors plus the sale of hardware.

Cost of revenues for the six months ended September 30, 2018 was $637 as compared to $33 for the six months ended September 30, 2017 resulting in gross profit of $402 in 2018 and gross loss of $12 in 2017. The significant increase in gross profit in 2018 was directly related to Walmart. The gross loss in 2017 was due primarily to royalties for cross license agreements on patents imbedded with Zest freshness solutions intellectual property.

Operating Expenses

Operating expenses for the six months ended September 30, 2018 were $6,842 as compared to $24,005 for the six months ended September 30, 2017. The $17,163 decrease was due primarily to non-cash share-based compensation which decreased by $14,259. Excluding non-cash share-based compensation for the six months ended September 30, 2018, operating expenses decreased $2,904 due to decreases in selling, general and administrative expenses and research and development expenditures, each as described below.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended September 30, 2018 were $4,584 compared with $20,466 for the six months ended September 30, 2017. The $15,882 decrease was principally due to a $14,259 decrease in non-cash share-based compensation, a decrease in salaries and related costs, a decrease in the use of consultants and efforts to control general and administrative costs including travel and travel-related expenses offset by the $500 charge related to the Walmart receivable.

Salaries and related costs for the six months ended September 30, 2018 were $3,025, down $13,903 from $16,928 for the six months ended September 30, 2017. The decrease resulted primarily from a $12,814 decrease in non-cash share-based compensation along with reductions in staff and salaries of employees that reduced cash expenditures. A portion of the share-based compensation was derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in Note 8 to the condensed consolidated financial statements, which complies with critical accounting policies driven by ASC 718-10.

Professional fees and consulting expenses for the six months ended September 30, 2018 of $748 were down $2,011 from $2,759 incurred for the six months ended September 30, 2017 as the engagement of consultants was significantly decreased during the current period.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the six months ended September 30, 2018 were $617 compared to $306 for the six months ended September 30, 2017. The $311 increase primarily resulted from depreciation on the $2,477 of assets previously classified as inventory that were reclassified to property and equipment as of March 31, 2018 as Zest Labs entered into SaaS contracts and the amortization of the identifiable intangible assets related to the 440labs acquisition in 2017.

Research and Development

Research and development expense decreased by $1,592 to $1,641 in the six months ended September 30, 2018 compared with $3,233 during the same period in 2017. The reduction in costs related primarily to the maturing of development of the Zest Labs freshness solutions and payments to reimburse Walmart for costs associated with work on a project in 2017 that did not recur in 2018.

Interest Expense

Interest expense, net of interest income, for the six months ended September 30, 2018 was $7 as compared to $26 for the six months ended September 30, 2017. The decrease in interest expense resulted from a decrease in convertible notes from $600 to $500 that had an annual interest rate of 10%. The remaining $500 debt outstanding was paid in full in July 2018, eliminating interest expense.

Net Loss

Net loss for the six months ended September 30, 2018 was $7,613 as compared to $25,576 for the six months ended September 30, 2017. The $17,963 decrease in net loss was primarily due to the $14,259 decrease in non-cash share-based compensation, and decreases in salaries, professional fees and research and development expenditures and a $996 decrease in loss from discontinued operations offset by the absence of the gain on sale of Eco3d of $636 in April 2017.

Results of Discontinued Operations

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company had included amounts relating to Eco3d as part of discontinued operations in the three and six months ended September 30, 2017. In addition, as a result of receiving letters of intent for the sale of key assets of Sable, Pioneer and Magnolia Solar, and the approval by the Company’s Board in May 2018 to sell the assets, those assets are included in assets held for sale and their ongoing operations are classified in discontinued operations in all periods presented.

Loss from discontinued operations for the three months ended September 30, 2018 was $576. Revenues from discontinued operations were $2,647, all from Pioneer and Sable. This represented a 40% increase over 2017 driven by a 1.4 million pound increase in shipments at Sable. Offsetting this, Pioneer had a decrease in sales of consumer trash cans made from recycled materials due to a unit price decrease and fewer promotions by a customer. Losses from discontinued operations were $558 for Pioneer and Sable and $18 for Magnolia Solar. The reduction in net loss from discontinued operations of nearly $1,000 in 2018 compared with 2017 was principally due to the absence of an impairment charge taken in 2017 and improvements in Sable operations in 2018.

For the three months ended September 30, 2017 loss from discontinued operations was $1,574. Revenues from discontinued operations were $1,885 for Pioneer and Sable. Losses from discontinued operations were $1,531 for Pioneer and Sable, including an impairment charge of $770, plus $43 for Magnolia Solar.

Loss from discontinued operations for the six months ended September 30, 2018 was $1,166. Revenues from discontinued operations were $5,126, a 12% increase over 2017, comprised of $5,066 for Pioneer and Sable and $60 for Magnolia Solar. Sable shipments increased by 1.9 million pounds, while Pioneer had a decrease in sales of consumer trash cans made from recycled materials due to a unit price decrease and fewer promotions by a customer. Losses from discontinued operations were $1,116 for Pioneer and Sable and $50 for Magnolia Solar. The reduction in net loss from discontinued operations of nearly $1,000 in 2018 compared with 2017 was principally due to the absence of an impairment charge taken in 2017 and improvements in Sable operations in 2018.

For the six months ended September 30, 2017, loss from discontinued operations was $2,162. Revenues from discontinued operations were $188 for Eco3d and $4,390 for Pioneer and Sable, including the impairment charge of $770, for a total of $4,578. Losses from discontinued operations were $57 for Eco3d and $2,084 for Pioneer and Sable and $21 at Magnolia Solar.

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

At September 30, 2018 and March 31, 2018, we had cash of $2,323 and $3,730, respectively, and working capital of $2,409 at September 30, 2018 compared with working capital of $3,261 at March 31, 2018. The decrease in working capital is the result of the net cash used in operating activities. The Company is dependent upon raising additional capital from future financing transactions, the sale of Sable or other assets and or resolution of the lawsuit with Walmart.

Net cash used in operating activities was $4,902 for the six months ended September 30, 2018, as compared to net cash used in operating activities of $10,451 for the six months ended September 30, 2017. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments.

Net cash used in investing activities was $184 for the six months ended September 30, 2018, as compared to net cash provided by investing activities of $1,793 for the six months ended September 30, 2017 which included $2,029 proceeds from the sale of Eco3d.

Net cash provided by financing activities in 2018 was $3,679 compared with $8,326 in 2017, primarily from the issuance of common stock, net of fees, of $4,221 in 2018 and $9,106 in 2017. The Company paid off $500 of debt in July 2018 which completely eliminated all debt from our balance sheet. And we purchased treasury shares from employees for tax withholdings of $42 in 2018 and $780 in 2017.

At September 30, 2018, future minimum lease payments required under operating leases of continuing operations by fiscal year are as follows: $2019 - $74 and 2020 - $113. Including the lease at Sable would result in minimum lease payments in the following fiscal years of $266 in 2019, $496 in 2020, $386 in 2021, $389 in 2022 and $293 in 2023.

Since our inception, the Company has experienced negative cash flow from operations and may experience significant negative cash flow from operations in the future. We will need to raise additional funds in the future to continue to expand the Company’s operations and meet its obligations. The Company raised additional capital through the issuance of common stock, net of fees, in private placements, issuances under equity purchase agreements and sales of convertible notes of $12,693 in the year ended March 31, 2018 and $4,221 in the six months ended September 30, 2018, primarily through the issuance of registered common stock using a Form S-3 filed with the U.S. Securities and Exchange Commission.

Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. There can be no assurance that such capital will be available or on terms acceptable to the Company. Further, there can also be no assurance that the Company will meet the SEC’s Form S-3 eligibility requirements to use its shelf registration aggregate if the market value of the outstanding common stock held by the Company’s non-affiliates remains below $75 million.

Generating capital through completion of the divesting of non-core assets and resolution of the lawsuit against Walmart described in Legal Proceedings elsewhere in this quarterly report is also uncertain. The inability to obtain additional capital may restrict our ability to grow and may reduce the ability to continue to conduct business operations as a going concern.

Off-Balance Sheet Arrangements

As September 30, 2018 and March 31, 2018, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of September 30, 2018, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were not effective given the identification of two material weaknesses in controls.

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

On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking damages of more than two billion dollars and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint will have a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2019 or any individual fiscal quarter. On October 22, 2018, the Court issued an order setting a trial date of June 1, 2020. The order also established deadlines for the completion of fact discovery by October 15, 2019, opening expert reports on October 24, 2019, and dispositive motions, on January 22, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the quarter ended September 30, 2018, which were not registered under the Securities Act of 1933, as amended.

The following table contains information regarding shares of common stock withheld from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon vesting of the employees’ stock during the three months ended September 30, 2018. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

(Number of shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares That May Yet Be Purchased

July 1, 2018 to July 31, 2018	5	$1.59
August 1, 2018 to August 31, 2018	4	$1.42
September 1, 2018 to September 30, 2018	4	$1.17

(1)	The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

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

Ecoark Holdings, Inc.
(Registrant)

Date: November 9, 2018	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2018	By:	/s/ JAY OLIPHANT
Jay Oliphant
Principal Financial and Accounting Officer