Form 10-Q
period 2018-12-31
Ecoark Holdings, Inc.
filed 2019-02-11
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

There were 51,985,745 shares of the Registrant’s $0.001 par value common stock outstanding as of February 8, 2019.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Table of Contents

Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5 - 14

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts and shares in thousands, except per share data)

	December 31,	March 31,
	2018	2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($35 pledged as collateral for credit)	$846	$3,730
Accounts receivable, net of allowance of $585 and $87 as of December 31, 2018 and March 31, 2018, respectively	1,245	2,617
Prepaid expenses and other current assets	207	242
Current assets held for sale	617	645
Total current assets	2,915	7,234
NON-CURRENT ASSETS
Property and equipment, net	2,132	2,619
Intangible assets, net	1,130	1,545
Non-current assets held for sale	820	1,023
Other assets	27	26
Total non-current assets	4,109	5,213
TOTAL ASSETS	$7,024	$12,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,427	$2,350
Accrued liabilities	919	1,080
Note payable	1,000	-
Current portion of long-term debt	-	500
Current liabilities held for sale	10	43
Total current liabilities	3,356	3,973
NON-CURRENT LIABILITIES	-	-
COMMITMENTS AND CONTINGENCIES
Total liabilities	3,356	3,973

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 52,571 shares issued and 51,986 shares outstanding as of December 31, 2018 and 49,468 shares issued and 48,923 shares outstanding as of March 31, 2018	53	49
Additional paid-in-capital	129,550	122,424
Accumulated deficit	(124,264)	(112,381)
Treasury stock, at cost	(1,671)	(1,618)
Total stockholders’ equity	3,668	8,474
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,024	$12,447

See accompanying notes to these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollar amounts and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
CONTINUING OPERATIONS:
REVENUES	$15	$14	$1,054	$33
COST OF REVENUES	17	112	653	72
GROSS PROFIT (LOSS)	(2)	(98)	401	(39)
OPERATING EXPENSES:
Selling, general and administrative	1,943	7,784	6,527	28,317
Depreciation, amortization, and impairment	306	185	924	491
Research and development	900	1,406	2,541	4,639
Total operating expenses	3,149	9,375	9,992	33,447
Loss from continuing operations before other expenses	(3,151)	(9,473)	(9,591)	(33,486)

OTHER EXPENSE:
(Interest expense), net of interest income	(362)	(11)	(369)	(41)
Total other expenses	(362)	(11)	(369)	(41)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,513)	(9,484)	(9,960)	(33,527)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(757)	(523)	(1,923)	(2,685)
Gain on disposal of discontinued operations	-	-	-	636
Total discontinued operations	(757)	(523)	(1,923)	(2,049)
PROVISION FOR INCOME TAXES	-	(10)	-	(17)
NET LOSS	$(4,270)	$(10,017)	$(11,883)	$(35,593)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.07)	$(0.22)	$(0.20)	$(0.80)
Discontinued operations	(0.01)	-	(0.04)	0.01
Total	$(0.08)	$(0.22)	$(0.24)	$(0.79)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	51,974	46,227	50,489	45,099

See accompanying notes to these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollar amounts in thousands)

	Nine Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,883)	$(35,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	924	491
Shares-based compensation - services rendered	305	2,207
Share-based compensation – stock – employees	2,604	18,698
Share-based compensation due to employment agreements	-	1,500
Loss from discontinued operations	1,923	2,685
Loss on retirement of assets	-	61
Gain on sale of discontinued operations	-	(636)
Changes in assets and liabilities:
Accounts receivable	1,372	1,658
Inventory	4	(969)
Prepaid expenses	13	55
Other current assets	45	(53)
Other assets	-	4
Accounts payable	(943)	(793)
Accrued liabilities	(174)	(1,689)
Net cash used in operating activities of continuing operations	(5,810)	(12,374)
Net cash used in discontinued operations	(1,472)	(2,537)
Net cash used in operating activities	(7,282)	(14,911)

Cash flows from investing activities:
Redemption of certificate of deposit	-	(1,001)
Proceeds from sale of Eco3d	-	2,100
Purchases of property and equipment	(21)	(25)
Net cash provided by (used in) investing activities of continuing operations	(21)	1,074
Net cash used in investing activities of discontinued operations	(249)	(235)
Net cash provided by (used in) investing activities	(270)	839

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	4,221	9,106
Proceeds from demand note payable	1,000	-
Repayment of debt	(500)	-
Purchase of treasury shares from employees for tax withholdings	(53)	(1,507)
Net cash provided by financing activities	4,668	7,599
Net decrease in cash	(2,884)	(6,473)
Cash - beginning of period	3,730	8,648
Cash - end of period	$846	$2,175

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$366	$45
Cash paid for income taxes	$-	$2

SUMMARY OF NONCASH ACTIVITIES:
Receivable from sale of assets	$-	$28
Assets acquired via acquisition of 440labs, Inc.:
Identifiable intangible assets	$-	$1,435
Goodwill	$-	$65

See accompanying notes to these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

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

Sable Polymer Solutions, LLC (“Sable”) is located in Flowery Branch, Georgia and specializes in the sale, purchase, and processing of post-consumer and post-industrial plastic materials. It provides materials to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to large corporations. As described in Note 2, in May 2018 the Ecoark Holdings Board approved a plan to sell key assets of Sable. An agreement to sell the assets was executed with an expected closing date of August 31, 2018, however, the buyer purportedly failed to obtain financing under terms acceptable to them and did not close timely, so the Company terminated the agreement. A letter of intent has been executed to sell Sable’s equipment and inventory.

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

DECEMBER 31, 2018

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

Reclassifications

The Company has reclassified certain amounts in the December 31, 2017 condensed consolidated financial statements to be consistent with the December 31, 2018 presentation. Reclassifications relating to the discontinued operations are described in Note 2. The reclassifications had no impact on net loss or net cash flows for the nine months ended December 31, 2018 and 2017.

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

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $124,264 since inception. The accumulated deficit together with losses of $11,883 for the nine months ended December 31, 2018, and net cash used in operating activities in the nine months ended December 31, 2018 of $7,282 have resulted in the uncertainty of the Company’s ability to continue as a going concern.

These condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised additional capital through the issuance of common stock, net of fees, in private placements, issuances under equity purchase agreements and sales of convertible notes of $12,693 in the year ended March 31, 2018 and $4,856 net of fees in the nine months ended December 31, 2018 from a reserved private placement agreement and a note payable related to a $10,000 demand line of credit facility. The Company’s ability to raise additional capital through future equity and debt securities issuances, completion of the divesting of non-core assets and resolution of the lawsuit described in Note 12 is unknown. Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. There can be no assurance that such capital will be available or on terms acceptable to the Company. There can also be no assurance that the Company will have met the SEC’s Form S-3 eligibility requirements to use its shelf registration. The Company intends to further develop its product offerings and customer bases. The Company’s plans to achieve profitability include evaluating the cost structure and processes of its operations, both at the margin and operating expense levels, as well as pursuing additional strategic acquisitions and dispositions. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern as determined by management. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

NOTE 2: DISCONTINUED OPERATIONS

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2100 in cash and 560 shares of the Company’s common stock (including 525 shares that had been exchanged for the noncontrolling interest in September 2016) that was held by executives of Eco3d, which were canceled upon receipt. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company had reflected amounts relating to Eco3d as a disposal group classified as held for sale at March 31, 2017 and has included amounts relating to Eco3d as part of discontinued operations. Eco3d had $188 in revenues and a $57 loss in the first two weeks of April 2017 that are included in the table below. There was no significant continuing involvement with Eco3d.

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

An agreement to sell the key assets of Sable was executed with an expected closing date of August 31, 2018, however, the buyer purportedly failed to obtain financing under terms acceptable to them and did not close timely, so the Company terminated the agreement. A letter of intent was executed with a different potential buyer on January 23, 2019. The terms call for $800 for the sale of equipment and for the sale of inventory at fair value (which approximates cost) on the date of closing. The Company would retain receivables and payables incurred through closing. Due diligence activities are in process and scheduled to conclude on March 4, 2019 with final closing expected to occur no later than March 11, 2019.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheets (principally relating to Sable) consisted of the following:

	December 31, 2018	March 31, 2018
	(Unaudited)

Inventory	$606	$611
Other current assets	11	34
Current assets – held for sale	$617	$645

Property and equipment, net	$795	$995
Other assets	25	28
Non-current assets – held for sale	$820	$1,023

Accounts payable	$10	$30
Accrued liabilities	-	13
Current liabilities – held for sale	$10	$43

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

Major line items constituting loss from discontinued operations in the condensed consolidated statements of operations consisted of the following:

	Nine Months Ended
	December 31,
	2018	2017

Revenues	$7,941	$6,739
Cost of revenues	8,448	7,488
Gross loss	(507)	(749)
Operating expenses	1,416	1,936
Loss from discontinued operations	$(1,923)	$(2,685)
Non-cash expenses	$451	$1,295

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

Non-cash expenses above consist principally of depreciation, amortization and impairment costs. Capital expenditures of discontinued operations were principally at Sable and amounted to $249 and $235 for the nine months ended December 31, 2018 and 2017, respectively.

Gain on the sale of Eco3d of $636 was recognized in discontinued operations in the three months ended June 30, 2017.

NOTE 3: REVENUES

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company early adopted effective April 1, 2017. No cumulative adjustment to accumulated deficit was required, and the early adoption did not have a material impact on our consolidated financial statements, as no material arrangements prior to the adoption were impacted by the new pronouncement. Revenues for the nine months ended December 31 were from Walmart and several Software as a Service (“SaaS”) projects in 2018, including a project with Costco, and from SaaS projects and the sale of hardware in 2017. After paying invoices for $1,000 through June, Walmart has not paid the final $500. As a result, the Company has established an allowance for doubtful accounts of $500 until the matter is resolved.

The following table disaggregates the Company’s revenues by major source (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenues:
Walmart	$-	$-	$1,000	$-
Software as a Service	15	14	54	32
Hardware sales	-	-	-	1
	$15	$14	$1,054	$33

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2018	March 31, 2018
	(Unaudited)

Zest Labs SaaS hardware	$2,495	$2,477
Computers and software costs	404	400
Machinery and equipment	211	211
Furniture and fixtures	89	89
Leasehold improvements	4	4
Total property and equipment	3,203	3,181
Accumulated depreciation and impairment	(1,071)	(562)
Property and equipment, net	$2,132	$2,619

During the year ended March 31, 2018 Zest Labs entered into SaaS contracts with customers and $2,477 of assets previously classified as inventory were reclassified to property and equipment as of March 31, 2018. These assets will be used in the satisfaction of performance obligations to customers and depreciated over estimated useful lives of three to seven years.

Depreciation expense for the nine months ended December 31, 2018 and 2017 was $509 and $91, respectively. The increase was due to depreciation on the Zest Labs assets described above.

Property and equipment for Sable has been reclassified as assets held for sale as more fully described in Note 2 and accordingly depreciation expense for Sable through May 2018 has been included in the loss from discontinued operations. In accordance with accounting principles, depreciation of Sable assets ceased when classified as held for sale.

NOTE 5: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2018	March 31, 2018
	(Unaudited)

Patents	$1,013	$1,013
Outsourced vendor relationships	1,017	1,017
Non-compete agreements	340	340
Total intangible assets	2,370	2,370
Accumulated amortization and impairment	(1,240)	(825)
Intangible assets, net	$1,130	$1,545

The outsourced vendor relationships and non-compete agreements were recorded as part of the acquisition of 440 labs described in Note 12 below.

Amortization expense for the nine months ended December 31, 2018 and 2017 was $415 and $400, respectively. Amortization for the intangible assets related to the discontinued operations for the nine months ended December 31, 2017 is included in the loss from discontinued operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

NOTE 6: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2018	March 31, 2018
	(Unaudited)
Vacation and paid time off	$333	$278
Professional fees and consulting costs	184	325
Payroll and employee expenses	91	75
Legal fees	58	100
Hardware in transit	-	26
Other	253	276
	$919	$1,080

NOTE 7: NOTE PAYABLE

On December 28, 2018, the Company entered into a $10,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by a demand note executed by the Company. The Company is able to request draws from the lender up to $1,000 with a cap of $10,000, including the $1,000 advanced on December 28, 2018 and an additional $150 advanced on February 1, 2019. If principal is prepaid, the loans may not be re-borrowed and the cap of $10,000 shall be reduced. The Company may make a request for a loan or loans from the lender, at any one time and from time to time, from the date of the Agreement until the earlier of (i) demand by the lender or (ii) December 27, 2020 or the earlier termination of the Agreement pursuant to the terms thereof. Loans made pursuant to the Agreement are secured by a security interest in the Company’s collateral held with the lender and guaranteed by the Company’s subsidiary, Zest Labs.

The Company is to pay to the lender a commitment fee on the principal amount of each loan requested thereunder in the amount of 3.5% of the amount thereof. The Company also paid an arrangement fee of $300 to the lender which was paid upon execution of the Agreement. The aforementioned fees were netted from proceeds from the $1,000 initial advance on December 28, 2018. Zest Labs is a plaintiff in a litigation styled as Zest Labs, Inc. vs WalMart, Inc., Case Number 4:18-cv-00500 filed in the United States District Court for the Eastern District of Arkansas (the “Zest Litigation”). The Company agrees that within five days of receipt by Zest Labs or the Company of any settlement proceeds from the Zest Litigation, the Company will pay or cause to be paid over to lender an additional fee in an amount equal to (i) 0.50 multiplied by (ii) the highest aggregate principal balance of the loans over the life of the loans through the date of the payment from settlement proceeds; provided, however, that such additional fee shall not exceed the amount of the settlement proceeds.

Subject to customary carve-outs, the Agreement contains customary negative covenants and restrictions for agreements of this type on actions by the Company including, without limitation, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business and restriction on use of proceeds. In addition, the Agreement requires compliance by the Company of covenants including, but not limited to, furnishing the lender with certain financial reports and protecting and maintaining its intellectual property rights. The Agreement contains customary events of default, including, without limitation, non-payment of principal or interest, violation of covenants, inaccuracy of representations in any material respect and cross defaults with certain other indebtedness and agreements.

NOTE 8: LONG-TERM DEBT

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

Interest expense on debt for the nine months ended December 31, 2018 and 2017 was $12 and $380, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

NOTE 9: STOCKHOLDERS’ EQUITY

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock, par value $0.001. No preferred shares have been issued.

Ecoark Holdings Common Stock

The Company has 100,000 shares of common stock, par value $0.001 which were authorized on March 18, 2016. The Company has outstanding warrants that are exercisable into 13,751 shares of common stock as of December 31, 2018.

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

On March 16, 2018, the Company issued warrants for 2,500 shares of common stock to institutional investors that purchased 2,500 shares of common stock in a reserved private placement. The warrants had a strike price of $2.00 and mature in March 2023. In addition, the investment bankers for the transaction received warrants to purchase 88 shares of common stock with the same terms as the investors, and the investment bankers from the May 22, 2017 reserved private placement received warrants to purchase 175 shares of common stock for $2.10 for up to five years pursuant to an exclusivity clause.

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

In the nine months ended December 31, 2018, the Company issued 94 shares of common stock pursuant to stock awards granted from the 2013 Ecoark Holdings Incentive Stock Plan (“2013 Incentive Stock Plan”), net of 41 shares of common stock acquired from employees in lieu of amounts required to satisfy minimum withholding requirements upon vesting of the employees’ stock. The Company also issued 25 shares to an advisor to the Company pursuant to a stock award granted from the 2017 Ecoark Holdings Omnibus Incentive Plan (“2017 Omnibus Incentive Plan”).

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

Share-based Compensation

The 2013 Incentive Stock Plan was registered on February 7, 2013. Under that plan, the Company may grant incentive stock in the form of stock options, stock awards and stock purchase offers of up to 5,500 shares of common stock to Company employees, officers, directors, consultants and advisors. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant.

The 2017 Omnibus Incentive Plan was registered on June 14, 2017. Under that plan, the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards. Awards of up to 4,000 shares of common stock to Company employees, officers, directors, consultants and advisors are available under the 2017 Omnibus Incentive Plan. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant.

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

Share-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of operations as follows:

	2013 Incentive Stock Plan	2017 Omnibus Incentive Plan	Non-Qualified Stock Options	Common Stock	Warrants	Total
Nine months ended December 31, 2018
Directors	$-	$300	$-	$-	$-	$300
Employees	319	565	1,720	-	-	2,604
Services	-	5	-	-	-	5
	$319	$870	$1,720	$-	$-	$2,909

Nine months ended December 31,2017
Directors	$-	$400	$-	$-	$-	$400
Employees	15,968	2,730	-	1,500	-	20,198
Services	-	-	-	-	93	93
Amortization of services cost	1,714	-	-	-	-	1,714
	$17,682	$3,130	$-	$1,500	$93	$22,405

NOTE 10: INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $94,267 at December 31, 2018. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The provision (benefit) for income taxes for the nine months ended December 31, 2018 and 2017 differs from the amount expected as a result of applying statutory tax rates to the losses before income taxes principally due to establishing a valuation allowance to fully offset the potential income tax benefit. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required taxable income is uncertain, the Company has recorded a full valuation allowance against deferred tax assets.

The Company’s deferred tax assets are summarized as follows:

	December 31, 2018	March 31, 2018
	(Unaudited)
Net operating loss carryover	$19,796	$21,274
Depreciable and amortizable assets	1,319	1,168
Share-based compensation	3,435	2,858
Accrued liabilities	58	58
Allowance for bad debts	118	13
Effect of reduction in rate	-	(994)
Other	334	331
Less: valuation allowance	(25,060)	(24,708)
Net deferred tax asset	$-	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2018 and March 31, 2018, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance increased by $352 in the nine months ended December 31, 2018. The Company has not identified any uncertain tax positions and has not received any significant notices from tax authorities.

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

NOTE 11: CONCENTRATIONS

During the nine months ended December 31, 2018 and 2017 the Company had one and two major customers in each period comprising 95% and 84% of sales, respectively. A major customer is defined as a customer that represents 10% or greater of total sales. Additionally, the Company had three and four customers at December 31, 2018 and March 31, 2018 with accounts receivable balances of 78% and 79%, respectively, of the total accounts receivable. The Company has established an allowance for doubtful accounts for the $500 receivable from Walmart at December 31, 2018. We do not believe that risk associated with the other customers will have an adverse effect on the business.

In addition, during the nine months ended December 31, 2018 and 2017, the Company had one major vendor comprising 24% and 10% of purchases, respectively. A major vendor is defined as a vendor that represents 10% or greater of total purchases. Alternative sources exist such that the risk associated with the vendor is not expected to have an adverse effect on the Company. Additionally, the Company had one vendor as of both December 31, 2018 and March 31, 2018 representing 18% and 27%, respectively, of total accounts payable.

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

DECEMBER 31, 2018

NOTE 13: COMMITMENTS AND CONTINGENCIES

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

On June 20, 2018, a complaint against the Company and certain affiliates was filed by a former consultant in the U.S. District Court - Northern District of California. The complaint referred to an advisory agreement dated January 1, 2015 with Ecoark, Inc., a subsidiary of the Company, in which the former consultant was to provide advice and consultation to Ecoark, Inc. in exchange for consulting fees, expenses and a warrant to purchase equity in Ecoark, Inc. The matter was settled in January 2019. The Company recorded a charge of $20 in connection with the settlement of the matter.

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2020. Rent expense for continuing operations was $181 and $266 in the nine months ended December 31, 2018 and 2017, respectively. Future minimum lease payments required under the operating leases for continuing operations are as follows: fiscal 2019 - $41 and fiscal 2020 - $127. Including the lease at Sable would result in minimum lease payments in the following fiscal years of $137 in 2019, $510 in 2020, $386 in 2021, $389 in 2022 and $293 in 2023.

NOTE 14: SUBSEQUENT EVENTS

On January 23, 2019 the Company executed a letter of intent with a potential buyer of key assets of Sable. The terms call for $800 for the sale of equipment and for the sale of inventory at fair value (which approximates cost) on the date of closing. The Company would retain receivables and payables incurred through closing. Due diligence activities are in process and are scheduled to conclude on March 4, 2019 with final closing expected to occur no later than March 11, 2019.

On February 1, 2019, the Company received an additional loan of $150 related to the $10,000 credit facility described in Note 7 above.

Refer to Note 13 above for developments in legal proceedings.

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

The acquisition of 440labs in May 2017 allowed Zest Labs to internally maintain its software development and information solutions for cloud, mobile, and IoT applications. 440labs is not expected to generate revenue for the Company. 440labs had been a key development partner with Zest Labs for more than four years prior to the May 2017 acquisition, contributing its expertise in scalable enterprise cloud solutions and mobile applications.

Discontinued Operations

Pioneer Products is located in Bentonville, Arkansas and is involved in the selling of recycled plastic products. This subsidiary recovers plastic waste from retail supply chains that is converted to new consumer products from the reclaimed materials, completing a closed loop and reducing waste sent to landfills. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable in a stock transaction on May 3, 2016, so its results are included with Pioneer’s since May 2016. In May 2018 the Ecoark Holdings Board approved a plan to sell Pioneer. Any proceeds from a sale are not expected to be material.

Sable is located in Flowery Branch, Georgia and specializes in the sale, purchase and processing of and post-industrial plastic materials. It provides products to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to large corporations. In May 2018 the Ecoark Holdings Board approved a plan to sell key assets of Sable. An agreement to sell the Sable assets was executed with an expected closing date of August 31, 2018, however, the buyer purportedly failed to obtain financing under terms acceptable to them and did not close timely, so the Company terminated the agreement.

On January 23, 2019 the Company executed a letter of intent with a potential buyer of key assets of Sable. The terms call $800 for the sale of equipment and for the sale of inventory at fair value (which approximates cost) on the date of closing. The Company would retain receivables and payables incurred through closing. Due diligence activities are in process and are scheduled to conclude on March 4, 2019 with final closing expected to occur no later than March 11, 2019.

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

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest Labs initiatives. Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $2,541 and $4,639 in the nine months ended December 31, 2018 and 2017, respectively, to develop its solutions and differentiate those solutions from competitive offerings. We incurred no capitalized software development costs in the nine months ended December 31, 2018 and 2017.

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

Our revenues from periods prior to fiscal 2018 were generated principally from the sale of hardware. In the nine months ended December 31, 2018, revenues were principally from a professional services project and more importantly from Software as a Service (“SaaS”) arrangements that we expect to be a principal source of revenue in the future. We adopted a new accounting policy for revenue recognition that had no impact on historical reported results, and it positions us for what we expect our business to be in the future. It requires judgment to apply, but in plain English it recognizes revenue when the Company fulfills the obligations it has committed to in agreements with customers. Judgment is also required to estimate the costs associated with those revenues.

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

Results of Continuing Operations for the Three Months Ended December 31, 2018 and 2017

Revenues, Cost of Revenues and Margins

Revenues for the three months ended December 31, 2018 were $15 as compared to $14 for the three months ended December 31, 2017 and were comprised of SaaS revenues from produce growers and distributors.

Cost of revenues for the three months ended December 31, 2018 was $17 as compared to $112 for the three months ended December 31, 2017 resulting in gross loss of $2 in 2018 and $98 in 2017. The gross loss in 2017 was related to initial pilots with customers.

Operating Expenses

Operating expenses for the three months ended December 31, 2018 were $3,149 as compared to $9,375 for the three months ended December 31, 2017. The $6,226 decrease was due primarily to non-cash share-based compensation which decreased by $5,236. Operating expenses excluding non-cash share-based compensation for the three months ended December 31, 2018 decreased $990 from the three months ended December 31, 2017 due to decreases in selling, general and administrative expenses and research and development expenditures, each as described below.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2018 were $1,943 compared with $7,784 for the three months ended December 31, 2017. The $5,841 decrease was principally due to a $5,236 decrease in non-cash share-based compensation. Excluding non-cash share-based compensation for the three months ended December 31, 2018, selling general and administrative expenses decreased $605 from $1,738 for the three months ended December 31, 2017 to $1,133 for the three months ended December 31, 2018, due to decreases in salaries and related costs, a decrease in the use of consultants and efforts to control general and administrative costs including travel and travel-related expenses.

Salaries and related costs for the three months ended December 31, 2018 were $1,220, down $5,238 from $6,458 for the three months ended December 31, 2017. The decrease resulted primarily from a $4,784 decrease in non-cash share-based compensation along with reductions in staff and salaries of employees that reduced cash expenditures. A portion of the share-based compensation was derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in Note 9 to the condensed consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718-10.

Professional fees and consulting expenses for the three months ended December 31, 2018 of $340, were down $315 from $655 incurred for the three months ended December 31, 2017 as the engagement of consultants was significantly decreased during the current period.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the three months ended December 31, 2018 were $306 compared to $185 for the three months ended December 31, 2017. The $121 increase primarily resulted from depreciation on the $2,477 of assets previously classified as inventory that were reclassified to property and equipment as of March 31, 2018 as Zest Labs entered into SaaS contracts.

Research and Development

Research and development expense decreased by $506 to $900 in the three months ended December 31, 2018 compared with $1,406 during the same period in 2017. The reduction in costs related primarily to the maturing of development of the Zest Labs freshness management and monitoring solution.

Interest Expense

Interest expense, net of interest income for the three months ended December 31, 2018 was $362 as compared to net interest expense of $11 for the three months ended December 31, 2017. The change resulted from fees associated with the demand note payable discussed in Note 7 that were netted from the initial loan funding and recognized as interest expense.

Net Loss

Net loss for the three months ended December 31, 2018 was $4,270 as compared to $10,017 for the three months ended December 31, 2017. The $5,747 decrease in net loss was primarily due to the $5,236 decrease in non-cash share-based compensation, a decrease in professional fees and a decrease in research and development expenditures, offset by a $234 increase in loss from discontinued operations.

Results of Continuing Operations for the Nine Months Ended December 31, 2018 and 2017

Revenues, Cost of Revenues and Margins

Revenues for the nine months ended December 31, 2018 were $1,054 as compared to $33 for the nine months ended December 31, 2017. Revenues of $1,000 were from Walmart. Walmart has not paid $500 from the summer of 2018 after paying $1,000 in prior months. Accordingly, we have established an allowance for doubtful accounts in the amount of $500 in the event that Walmart does not pay these amounts. SaaS revenues of $39 in 2018 were from projects with Costco and produce distributors and growers, while the revenue in 2017 was from projects with produce growers and distributors plus the sale of hardware.

Cost of revenues for the nine months ended December 31, 2018 was $653 as compared to $72 for the nine months ended December 31, 2017 resulting in gross profit of $401 in 2018 and gross loss of $39 in 2017. The significant increase in gross profit in 2018 was directly related to providing professional services to Walmart. The gross loss in 2017 was due primarily to royalties for cross license agreements on patents imbedded with Zest freshness solutions intellectual property.

Operating Expenses

Operating expenses for the nine months ended December 31, 2018 were $9,992 as compared to $33,447 for the nine months ended December 31, 2017. The $23,455 decrease was due primarily to non-cash share-based compensation which decreased by $19,499. Excluding non-cash share-based compensation for the nine months ended December 31, 2018, operating expenses decreased $3,956 due to reductions in staff and salaries, reductions in other selling, general and administrative expenses and reduced research and development expenditures, each as described below.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended December 31, 2018 were $6,527 compared with $28,317 for the nine months ended December 31, 2017. The $21,790 decrease was principally due to a $19,496 decrease in non-cash share-based compensation. Excluding non-cash share-based compensation, selling general and administrative expenses decreased $2,294 due to a decrease in salaries and related costs, a decrease in the use of consultants, and efforts to control general and administrative costs including travel and travel-related expenses offset by the $500 charge related to the Walmart receivable.

Salaries and related costs for the nine months ended December 31, 2018 were $4,240, down $19,125 from $23,365 for the nine months ended December 31, 2017. The decrease resulted primarily from a $17,594 decrease in non-cash share-based compensation along with reductions in staff and salaries of employees that reduced cash expenditures by approximately $3,000. A portion of the share-based compensation was derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in Note 9 to the condensed consolidated financial statements, which complies with critical accounting policies driven by ASC 718-10.

Professional fees and consulting expenses for the nine months ended December 31, 2018 of $306 were down $2,232 from $2,538 incurred for the nine months ended December 31, 2017. Non-cash share-based compensation expense decreased $1,902, and the engagement of consultants was decreased during the current period.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the nine months ended December 31, 2018 were $924 compared to $491 for the nine months ended December 31, 2017. The $433 increase primarily resulted from depreciation on the $2,477 of assets previously classified as inventory that were reclassified to property and equipment as of March 31, 2018 as Zest Labs entered into SaaS contracts and a full nine months of amortization of the identifiable intangible assets related to the 440labs acquisition in May 2017.

Research and Development

Research and development expense decreased by $2,098 to $2,541 in the nine months ended December 31, 2018 compared with $4,639 during the same period in 2017. The reduction in costs related primarily to reduced spend on engineer salaries at Zest Labs and payments to reimburse Walmart for costs associated with work on a project in 2017 that did not recur in 2018.

Interest Expense

Interest expense, net of interest income, for the nine months ended December 31, 2018 was $369 as compared to $41 for the nine months ended December 31, 2017. The change resulted from fees associated with the demand note payable discussed in Note 7 that were netted from the initial loan funding and recognized as interest expense, offset by a reduction in interest expense on $500 debt outstanding that was paid in full in July 2018.

Net Loss

Net loss for the nine months ended December 31, 2018 was $11,883 as compared to $35,593 for the nine months ended December 31, 2017. The $23,710 decrease in net loss was primarily due to the $19,499 decrease in non-cash share-based compensation, and decreases in salaries, professional fees and research and development expenditures and a $762 decrease in loss from discontinued operations offset by the absence of the gain on sale of Eco3d of $636 in April 2017.

Results of Discontinued Operations

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. In accordance with ASC 205-20 and having met the criteria for “held for sale”, the Company had included amounts relating to Eco3d as part of discontinued operations in the three and nine months ended December 31, 2017. In addition, as a result of receiving letters of intent for the sale of key assets of Sable (principally equipment and inventory), Pioneer and Magnolia Solar, and the approval by the Company’s Board in May 2018 to sell the assets, those assets are included in assets held for sale and their ongoing operations are classified in discontinued operations in all periods presented.

Loss from discontinued operations for the three months ended December 31, 2018 was $757. Revenues from discontinued operations were $2,815, all from Pioneer and Sable. This represented a 30% increase over 2017 driven by a 900 thousand pound increase in shipments at Sable. Losses from discontinued operations were $743, including an impairment charge of $400, for Pioneer and Sable and $14 for Magnolia Solar. The increase in net loss from discontinued operations of nearly $234 in 2018 compared with 2017 was principally due to a smaller impairment charge taken in 2018 compared to 2017 offset by continued losses in Sable operations in 2018.

For the three months ended December 31, 2017 loss from discontinued operations was $523. Revenues from discontinued operations were $2,101 for Pioneer and Sable and $60 for Magnolia. Losses from discontinued operations were $495 for Pioneer and Sable plus $29 for Magnolia Solar.

Loss from discontinued operations for the nine months ended December 31, 2018 was $1,923. Revenues from discontinued operations were $7,941, an 18% increase over 2017, comprised of $7,881 for Pioneer and Sable and $60 for Magnolia Solar. Sable shipments increased by 2.8 million pounds, while Pioneer had a decrease in sales of consumer trash cans made from recycled materials due to a unit price decrease and fewer promotions by a customer. Losses from discontinued operations were $1,859 for Pioneer and Sable and $64 for Magnolia Solar. The reduction in net loss from discontinued operations of nearly $763 in 2018 compared with 2017 was principally due to the smaller impairment charge taken in 2018 compared to 2017 and improvements in Sable operations in 2018.

For the nine months ended December 31, 2017, loss from discontinued operations was $2,685. Revenues from discontinued operations were $188 for Eco3d and $6,490 for Pioneer and Sable. Losses from discontinued operations were $57 for Eco3d and $2,578 for Pioneer and Sable and $50 at Magnolia Solar.

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

At December 31, 2018 and March 31, 2018, we had cash of $846 and $3,730, respectively, and negative working capital of $441 at December 31, 2018 compared with working capital of $3,261 at March 31, 2018. The higher cash balance at March 31, 2018 reflected $3,587, net of expenses, raised in a private placement in March. The decrease in working capital reflects the $2,884 lower cash balance plus a net increase in debt payable of $500; and it does not take into account approximately $800 of equipment at Sable that is not included in current assets, but may be converted to cash upon the sale contemplated in March 2019. The Company is dependent upon raising additional funds from additional loans from the $10,000 credit facility described in Note 7 to the accompanying financial statements, other future financing transactions, the sale of Sable or other assets and or resolution of the lawsuit with Walmart.

Net cash used in operating activities was $7,282 for the nine months ended December 31, 2018, as compared to net cash used in operating activities of $14,911 for the nine months ended December 31, 2017. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments.

The $7,629 reduction in net cash used in operating activities resulted from concerted efforts to reduce the cash burn which are described above in the discussion and analysis of results of operations. Significant reductions included approximately $3,000 in salaries and related costs, $2,000 in research and development expenditures, and a reduction in cash burn related to discontinued operations of approximately $1,000.

Net cash used in investing activities was $270 for the nine months ended December 31, 2018, as compared to net cash provided by investing activities of $839 for the nine months ended December 31, 2017 which included $2,100 proceeds from the sale of Eco3d.

Net cash provided by financing activities in 2018 was $4,668 compared with $7,599 in 2017, primarily from the issuance of common stock, net of fees, of $4,221 and borrowing of $1,000 ($635, net of fees and expenses) under the demand note payable in 2018 and $9,106 from the issuance of common stock, net of fees, in 2017. The Company paid off $500 of debt in July 2018 and purchased treasury shares from employees for tax withholdings of $53 in 2018 and $1,507 in 2017.

At December 31, 2018, future minimum lease payments required under operating leases of continuing operations by fiscal year are as follows: $2019 - $41 and 2020 - $127. Including the lease at Sable would result in minimum lease payments in the following fiscal years of $137 in 2019, $510 in 2020, $386 in 2021, $389 in 2022 and $293 in 2023.

Since our inception, the Company has experienced negative cash flow from operations and may experience significant negative cash flow from operations in the future. We will need to raise additional funds in the future to continue to expand the Company’s operations and meet its obligations. The Company raised additional capital through the issuance of common stock, net of fees, in private placements, issuances under equity purchase agreements and sales of convertible notes of $12,693 in the year ended March 31, 2018 and $4,856 in the nine months ended December 31, 2018, primarily through the issuance of common stock and a note payable related to a $10,000 demand line of credit facility that provided cash net of fees of $635. The Company will rely on the $10,000 demand line of credit to fund its current operations until it can generate significant revenue and profit. There is no guarantee that the lender will be able to fund the $10,000 line of credit or it will be available to the Company.

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

Off-Balance Sheet Arrangements

As December 31, 2018 and March 31, 2018, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2018, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were not effective given the identification of two material weaknesses in controls.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are presently involved in litigation including a suit filed by the Company in Arkansas on August 1, 2018, and a suit we filed in Maryland to collect a receivable from a customer. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

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

On June 20, 2018, a complaint against the Company and certain affiliates was filed by a former consultant in the U.S. District Court - Northern District of California. The complaint refers to an advisory agreement dated January 1, 2015 with Ecoark, Inc., a subsidiary of the Company, in which the former consultant was to provide advice and consultation to Ecoark, Inc. in exchange for consulting fees, expenses and a warrant to purchase equity in Ecoark, Inc. The matter was settled in January 2019. The Company recorded a charge of $20 in connection with the settlement of the matter.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business that were discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC on June 28, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the quarter ended December 31, 2018, which were not registered under the Securities Act of 1933, as amended.

The following table contains information regarding shares of common stock withheld from employees in lieu of amounts required to satisfy minimum tax withholding requirements upon vesting of the employees’ stock during the three months ended December 31, 2018. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

(Number of shares in thousands)	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares That May Yet Be Purchased

October 1, 2018 to October 31, 2018	4	$1.03
November 1, 2018 to November 30, 2018	4	$0.99
December 1, 2018 to December 31, 2018	4	$0.74

(1)	The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

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

Ecoark Holdings, Inc.
(Registrant)

Date: February 11, 2019	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2019	By:	/s/ JAY OLIPHANT
Jay Oliphant
Principal Financial and Accounting Officer