Form 10-K
period 2019-03-31
Ecoark Holdings, Inc.
filed 2019-08-19
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-53361

ECOARK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0680177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5899 Preston Road #505, Frisco, TX	75034
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $42,668,022.

As of August 16, 2019, there were 62,348,301 shares of common stock, par value $0.001 per share, outstanding.

This Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2019 includes restated audited financial statements (and related disclosures) for the fiscal year ended December 31, 2018. This Form 10-K amends and restates consolidated financial statements of Ecoark Holdings, Inc. (“the Company”), for the fiscal year ended March 31, 2018 and an adjustment to the balances as of March 31, 2017 previously reported in the Annual Report on Form 10-K of the Company for the fiscal year ended March 31, 2018, as originally filed with the Securities and Exchange Commission on June 28, 2018 (the “Original Filing”). This Form 10-K amends the Original Filing of the consolidated financial statements for the fiscal year ended March 31, 2018 to reflect the correction of an error in the previously reported fiscal year 2018 and fiscal year 2017 consolidated financial statements related to the Company’s classification of certain warrants as equity rather than as liabilities.

In addition, this Form 10-K provides a revised audit report on the audited consolidated financial statements for the fiscal year ended March 31, 2018.

The Company will be also be filing amended Quarterly Reports for the quarterly periods ended December 31, 2018 and 2017, September 30, 2018 and 2017 and June 30, 2018 and 2017 to restate the previously issued interim financial statements due to the accounting error described above. All earnings press releases and similar communications issued by us, for such period, should not be relied upon and are superseded in their entirety by this Form 10-K.

The Company has concluded that certain warrants issued in March and May 2017 and in March and August 2018 were required to be classified as liabilities since characteristics of derivative instruments were met and the warrants did not qualify for equity classification.

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

Item 1 Business

Overview

Ecoark Holdings is an innovative AgTech company focused on solutions that reduce food waste and improve delivered freshness and product margins for fresh and perishable foods for a wide range of organizations including growers, processors, distributors and retailers. Ecoark Holdings addresses this through its indirect wholly-owned subsidiary: Zest Labs, Inc. (“Zest Labs” or “Zest”). The Company committed to a plan to focus its business on Zest Labs and divested non-core assets in 2019 that included assets of Pioneer Products, LLC (“Pioneer Products” or “Pioneer”) and Magnolia Solar, Inc. (“Magnolia Solar”). Those assets are reported as held for sale and their operations are reported as discontinued operations in the consolidated financial statements. The subsidiary Eco3d, LLC (“Eco3d”) was sold on April 14, 2017 and is also reported as held for sale and discontinued operations in the consolidated financial statements. The Company has 20 employees of continuing operations and no employees of discontinued operations as of the date of this filing.

Our principal executive offices are located at 5899 Preston Road #505, Frisco, Texas 75034, and our telephone number is (479) 259-2977. Our website address is http://zestlabs.com/. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in and are not considered part of this report.

Description of Business

Ecoark Holdings’ continuing operations focus on solutions offered by Zest Labs.

Zest Labs

Zest Labs offers freshness management solutions for fresh food growers, suppliers, processors, distributors, grocers and restaurants. Its Zest Fresh solution is a cloud-based post-harvest shelf-life and freshness management solution that improves delivered freshness of produce and protein and reduces post-harvest losses at the retailer due to temperature handling and processing by 50% or more by intelligently matching customer freshness requirements with actual product freshness. It focuses on four primary value propositions – operational efficiency, consistent food freshness, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. Zest Labs also offers its Zest Delivery solution that provides real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food.

On June 6, 2019, Zest Labs announced a strategic collaboration between AgroFresh and Zest Labs to strengthen their end-to-end solutions. AgroFresh will incorporate Zest Labs’ Zest Fresh™ solution into its FreshCloud™ Transit Insights platform. The agreement will utilize both companies’ resources and strengths to provide customers with a comprehensive solution that improves operations, increases visibility into produce shelf-life and reduces food waste.

Zest Labs was previously known as Intelleflex Corporation. Effective on October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services.

The Zest Fresh value proposition is to reduce fresh food loss by improving quality consistency. In the U.S. produce market, it is reported that roughly 30% of post-harvest fresh food is lost or wasted and therefore not consumed. Both fresh food producers and retailers bear significant expense when harvested food is either rejected due to early spoilage or reduced in value due to early ripening. Zest Labs believes that a significant portion of this waste can be attributed to inconsistent quality or freshness based on variable post-harvest processing and handling. Fresh food producers and retailers manage food distribution and inventory based on the harvest date, with the assumption that all food harvested on the same day will have the same freshness. However, studies have shown that harvest conditions and post-harvest handling can have a significant effect on the actual remaining freshness and, if not properly accounted for, can result in food loss or spoilage ahead of expectations. Zest Fresh empowers fresh food producers and retailers to significantly reduce the post-harvest loss by providing real-time guidance to process adherence, intelligent distribution and best handling practices, with a goal of providing significant financial savings to fresh food producers and retailers.

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

Zest Fresh is offered to fresh food producers, processors, distributors, restaurants and grocers with pricing based on the number of pallets managed by Zest Fresh, typically from the field harvest through retail grocery delivery. The Zest Fresh service includes a re-usable wireless Internet of Things (“IoT”) condition sensor that travels with the pallet of fresh food from the field or processor through retail delivery, continuously collecting product condition data. The collected pallet product data is analyzed, using artificial intelligence-based predictive analytics in real time by the Zest Fresh cloud-based solution, with the fresh food producers and retailers accessing data through Zest Fresh web and mobile applications. Zest Fresh provides workers with real-time feedback on the current handling or processing of each pallet, empowering best practice adherence to achieve maximum freshness. Zest Fresh also provides dynamic updates as to actual product freshness for each pallet, enabling intelligent routing and inventory management of each pallet in a manner that ensures optimum delivered freshness. Zest Fresh also includes integrated blockchain support to grower and shipper customers via the Zest Fresh platform.

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

Zest Labs is part of a very competitive industry that markets solutions to fresh food supply chain users, such as fresh food growers, producers and retailers. Many other companies that are both more established and command much greater resources compete in this market. While Zest Fresh and Zest Delivery offer new technical approaches and new user value, it remains uncertain if Zest Labs will gain sufficient adoption of its products to make them viable in the market. Further, it is unclear what industry competitors are developing that might address similar user needs. Zest Labs’ products provide a new approach for industry participants, and as with any new approach, adoption is uncertain as many in the industry can be slow to embrace new technology and/or new approaches. These market challenges can lead to extended sales cycles that may include extended pilot testing often at Zest Labs’ expense, for which the outcome remains unclear until the completion of each test. For these reasons, and others, forecasting new business adoption and future revenue can be very difficult and volatile.  However, the Company believes that Zest Fresh offers fresh food retailers, growers, shippers, processors and distributors an opportunity to differentiate their businesses in ways that the shipment of canned and boxed food products cannot, as competition in the agriculture, grocery, food service and restaurant markets continues to accelerate.

The acquisition of 440labs in May 2017 allowed Zest Labs to internally maintain its software development and information solutions for cloud, mobile, and IoT applications. 440labs had been a key development partner with Zest Labs for more than four years prior to the May 2017 acquisition, contributing its expertise in scalable enterprise cloud solutions and mobile applications.

Discontinued Operations:

Pioneer Products

Pioneer Products was located in Rogers, Arkansas and was involved in the selling of recycled plastic products and other products. It sold to the world’s largest retailer. Pioneer Products recovered plastic waste from retail supply chains and converted the reclaimed material into new consumer products which completed a closed loop and reduced waste sent to landfills. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC (“Sable”) in a stock transaction on May 3, 2016. Since that date, Sable’s results have been included with Pioneer Products. In May 2018 the Ecoark Holdings Board of Directors (“Board”) approved a plan to sell Pioneer and Sable. Pioneer concluded operations in February 2019, and the sale of Sable assets was completed in March 2019. Relevant assets and liabilities are classified as held for sale and operations are classified as discontinued in the consolidated financial statements.

Magnolia Solar

Magnolia Solar is located in Albany, New York and is principally engaged in the development and commercialization of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar was a subsidiary of Magnolia Solar Corporation that merged with Ecoark Inc. (“Ecoark”) on March 24, 2016 to create Ecoark Holdings and continued as a subsidiary of Ecoark Holdings. In May 2018 the Ecoark Holdings Board approved a plan to sell Magnolia Solar, and the sale was completed in May 2019. Relevant assets and liabilities are classified as held for sale and operations are classified as discontinued in the consolidated financial statements.

Competition

Zest Labs operates in markets for products and services that are highly competitive and face aggressive competition in all areas of their business.

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

Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products/services compete favorably by offering integrated solutions to their customers. The Company has incurred research and development expenses of $3,320 and $5,576 in the years ended March 31, 2019 and 2018, respectively, to develop its solutions and differentiate those solutions from competitive offerings.

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

We have incurred operating losses since our inception, including a reported net loss of $13,650 for the year ended March 31, 2019. Net cash used in operating activities for the year ended March 31, 2019 was $9,040. We expect to continue to incur operating losses through at least the fiscal year ended March 31, 2020. As of March 31, 2019, we had cash of $244, a working capital deficit of $5,045, and an accumulated deficit of $115,886. Some of our debt and equity instruments may contain derivative liabilities which may result in variability in our working capital deficit as these liabilities are re-measured each reporting period. To date, we have funded our operations principally through the sale of our capital stock and debt instruments. We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We require additional financing to support our operations. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new equity financing could have a substantial dilutive effect on our existing stockholders.

As of March 31, 2019, we had cash of $244, a working capital deficit of $5,045, and an accumulated deficit of $115,886. While we expect cash will be provided by a $10,000 credit facility, we may need to raise additional capital and our cash position may decline in the future. We may not be successful in maintaining an adequate level of cash resources. We continue to seek additional financing in order to support our operations. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders and or contain complex terms subject to derivative accounting. If we cannot obtain additional financing, we will not be able to achieve the sales growth that we need to cover our costs, and our results of operations would be negatively affected.

The Company, specifically Zest Labs, is engaged in discussions with potential customers and partners to significantly increase revenues and expand operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

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

Recent sales have been highly concentrated with a few major customers, and loss of a major customer would have an adverse effect on our business.

As disclosed in our consolidated financial statements, sales to major customers represent significant percentages of total sales. Such a loss could have a negative impact on our business and cash flows.

If we are unable to develop and generate additional demand for our services or products, we will likely suffer serious harm to our business.

We have invested significant resources in developing and marketing our services and products. Some of our services and products are often considered complex and involve a new approach to the conduct of business by our customers. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our services and products in order to generate additional demand. The market for our services and products may weaken, competitors may develop superior offerings, or we may fail to develop acceptable solutions to address new market conditions. Any one of these events could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Although no single competitive factor is dominant, current and potential competitors may establish cooperative relationships among themselves or with third parties to enhance their offerings that are competitive with our products and services, which may result in increased competition. We cannot assure that we will be able to compete successfully against current or future competitors. Increased competition in mobile data capture products, software, and related products and solutions, or supplies may result in price reductions, low gross profit margins, and loss of market share, and could require increased spending on research and development, sales and marketing, and customer support. Some competitors may make strategic acquisitions or establish cooperative relationships with suppliers or companies that produce complementary products, which may create additional pressures on our competitive position in the marketplace.

Sales to many of our target customers involve long sales and implementation cycles, which may cause revenues and operating results to vary significantly.

A prospective customer’s decision to purchase our services or products may often involve lengthy evaluation and product qualification processes. Throughout the sales cycle, we anticipate often spending considerable time educating and providing information to prospective customers regarding the use and benefits of our services and products. Budget constraints and the need for multiple approvals within these organizations may also delay the purchase decision. Failure to obtain the timely required approval for a particular project or purchase decision may delay the purchase of our services or products. As a result, we expect that the sales cycle for some of our services and products will typically range to more than 360 days, depending on the availability of funding to the prospective customer. These long cycles may cause delays in any potential sale, and we may spend a large amount of time and resources on prospective customers who decide not to purchase our services or products, which could materially and adversely affect our business.

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

Our success will depend to a significant degree upon the continued contributions of our key management, engineering and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Randy May, our Chief Executive Officer, and Peter Mehring, President of Zest Labs. If Messrs. May or Mehring, or any other key members of our management team, leave our employment, our business could suffer, and the share price of our common stock could decline.

Our acquisition strategy involves a number of risks.

We intend to pursue continued growth through opportunities to acquire companies or assets that will enable us to expand our product and service offerings and to increase our geographic footprint. We routinely review potential acquisitions. However, we may be unable to implement this growth strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

•	difficulties in the post-acquisition integration of operations and systems;

•	the termination of relationships with key personnel and customers of the acquired company;

•	a failure to add additional employees to manage the increased volume of business;

•	additional post acquisition challenges and complexities in areas such as tax planning, treasury management, financial reporting and legal compliance;

•	risks and liabilities from our acquisitions, some of which may not be discovered during the pre-acquisition due diligence process;

•	a disruption of our ongoing business or an inability of our ongoing business to receive sufficient management attention; and

•	a failure to realize the cost savings or other financial benefits we anticipated prior to acquisition.

Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on current attractive market terms.

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

The Company currently holds rights to patents and copyrights relating to certain aspects of its RFID technology, software, and services. In addition, the Company has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services”, the Zest logo, and numerous other trademarks and service marks. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel. Loss of a significant number of licenses may have an adverse effect of the Company’s operations.

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

Failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may adversely affect our financial results.

Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operations sectors, and this may subject our business to increased risks. Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cyber-attacks on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

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

We have a total of 100,000 shares of common stock and 5,000 shares of preferred stock authorized for issuance. As of August 8, 2019, we have shares of common stock issued and outstanding and no preferred shares issued or outstanding. As of August 16, 2019, we had 37,652 shares of common stock and 5,000 shares of preferred stock available for issuance. Further, out of the unissued shares of common stock, as of August 16, 2019, we have unexercised options for 7,139 shares. Up to 3,529 shares may be issued upon the exercise of warrants. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock would result in a significant reduction of the percentage interest of existing or future investors. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes or the conversion ratio of any issued preferred stock is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

Future changes in the fair value of outstanding warrants could result in income volatility.

Changes in the fair value of the warrant liabilities caused by stock price volatility or other factors impacting the fair value determined by the Black Scholes model will impact other income or expense.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. It currently leases office and production space in San Jose, California. The current property lease is considered adequate for operations and does not extend beyond five years.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are presently involved in litigation including a suit filed by the Company in Arkansas on August 1, 2018, and a complaint that named the Company in Florida. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking monetary damages and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint will have a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2019 or any individual fiscal quarter. On October 22, 2018, the Court issued an order setting a trial date of June 1, 2020. The order also established deadlines for the completion of fact discovery by October 15, 2019, opening expert reports on October 24, 2019, and dispositive motions, on January 22, 2020. The case is presently in the fact discovery phase.

On December 12, 2018, a complaint was filed against the Company in the Twelfth Judicial Circuit in Sarasota County, Florida by certain investors who invested in the Company before it was public. The complaint alleges that the investment advisors who solicited the investors to invest into the Company made omissions and misrepresentations concerning the Company and the shares. The Company filed a motion to dismiss the complaint which is pending.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was traded on the over the counter market from February 6, 2010 until April 21, 2016, under the symbol “MGLT”. From April 22, 2016, until December 11, 2016, our common stock traded on the OTCQB market under the symbol “EARK”. On December 12, 2016, our common stock moved to the OTCQX market where it continued to trade under the “EARK” symbol until November 29, 2017. On November 30, 2017, our ticker symbol changed to “ZEST” and our common stock continued to trade on the OTCQX market.

The following table sets forth the high and low prices for our common stock for the calendar quarters indicated (not our fiscal quarters), as reported by the OTCQB/QX. These prices have been retroactively adjusted for the reverse 1-for-250 stock split that occurred on March 18, 2016, in accordance with Staff Accounting Bulletin (“SAB”) Topic 4:C.

2019	HIGH	LOW
First Quarter	$.95	$.64
Second Quarter	$.89	$.47
Third Quarter (through August 16)	$.86	$.49

2018
First Quarter	$2.45	$1.25
Second Quarter	$2.02	$.88
Third Quarter	$2.54	$.94
Fourth Quarter	$1.33	$.64

2017
First Quarter	$7.95	$3.70
Second Quarter	$5.50	$3.26
Third Quarter	$4.15	$2.65
Fourth Quarter	$3.10	$2.00

2016
First Quarter	$18.00	$8.65
Second Quarter	$22.00	$12.00
Third Quarter	$21.00	$7.00
Fourth Quarter	$9.25	$4.48

2015
First Quarter	$12.50	$3.75
Second Quarter	$17.53	$5.00
Third Quarter	$6.50	$3.75
Fourth Quarter	$15.00	$2.50

Holders

As of August 16, 2019, the last reported sales price reported on the OTC Markets Inc. for our common stock was $.55 per share. As of the date of this filing, we had approximately 292 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Philadelphia Stock Transfer, located at 2320 Haverford Road, Suite 230, Ardmore, Pennsylvania 19003.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended March 31, 2019 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Impact of Restatement Adjustments on Other Income and Net Loss of Previously Reported Periods

As more fully described in Note 3 to the consolidated financial statements included in this report, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017 and 2018. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations. Accordingly, the Company is restating its previously issued consolidated financial statements for the fiscal year ended March 31, 2018 and interim periods in fiscal years 2018 and 2019 as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”).

The only impact on the consolidated statements of operations is an adjustment to other income which impacts the net loss for the respective Restated Periods. There is no impact to the income tax provision or net deferred tax asset because both the current tax benefit and deferred tax assets were offset by a full valuation allowance. Impacts to the consolidated balance sheets consisting of establishing derivative liabilities and adjustments to stockholders’ equity are addressed in the Liquidity and Capital Resources section below.

The adjustment to the opening balance sheet as of April 1, 2017 consisted of establishing a current derivatives liability of $3,351, offset by a reduction in additional paid-in-capital of $4,180 and a reduction of accumulated deficit of $829.

For the three months ended June 30, 2017, other income increased by $3,346 with a corresponding reduction in net loss from $13,609 to $10,263.

For the three and six months ended September 30, 2017, other income increased by $2,161 and $5,507, respectively, with corresponding reductions in net loss from $11,967 to $9,806 and from $25,576 to $20,069, respectively.

For the three and nine months ended December 31, 2017, other income increased by $1,738 and $7,245, respectively, with corresponding reductions in net loss from $10,017 to $8,279 and from $35,593 to $28,348, respectively.

For the year ended March 31, 2018, other income increased by $9,316 with a corresponding reduction in net loss from $42,152 to $32,836.

For the three months ended June 30, 2018, other income increased by $321 with a corresponding reduction in net loss from $3,548 to $3,227.

For the three and six months ended September 30, 2018, other income increased by $715 and $1,036, respectively, with corresponding reductions in net loss from $4,065 to $3,350 and from $7,613 to $6,577, respectively.

For the three and nine months ended December 31, 2018, other income increased by $1,587 and $2,623, respectively, with corresponding reductions in net loss from $4,270 to $2,683 and from $11,883 to $9,260, respectively.

OVERVIEW

Ecoark Holdings, Inc.

Ecoark Holdings is an innovative AgTech company focused on solutions that reduce food waste and improve delivered freshness and product margins for fresh and perishable foods for a wide range of organizations including growers, processors, distributors and retailers. Ecoark Holdings addresses this through its indirect wholly-owned subsidiary: Zest Labs, Inc. (“Zest Labs” or “Zest”). The Company committed to a plan to focus its business on Zest Labs and divested non-core assets in 2019 that included assets of Pioneer Products, LLC (“Pioneer Products” or “Pioneer”) and Magnolia Solar, Inc. (“Magnolia Solar”). Those assets are reported as held for sale and their operations are reported as discontinued operations in the consolidated financial statements. The subsidiary Eco3d, LLC (“Eco3d”) was sold on April 14, 2017 and is also reported as held for sale and discontinued operations in the consolidated financial statements. The Company has 20 employees of continuing operations as of the date of this filing.

On September 26, 2017, the Company announced that its Board of Directors unanimously approved a new corporate strategy. The Company has transitioned from a diversified holding company into a company focused on its Zest Labs asset. The Company has divested all non-core holdings. In May 2018, the Ecoark Holdings Board approved a plan to sell key assets of Pioneer (including the assets of Sable) and Magnolia Solar. The sales were completed in 2019. Relevant assets and liabilities are classified as held for sale and operations are classified as discontinued in the consolidated financial statements. The Company will be focusing on three separate areas: the primary focus will continue to be the commercialization of the Zest Fresh solution across the country and abroad. The next area will be on licensing, partnerships, or joint ventures to apply a branding of the Zest Fresh certification to various perishable consumer goods and products. The final area will be to identify any bolt-on technologies or operations that can be acquired to open up new sales and distribution channels for the Zest solution.

On May 31, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”) for the Company to acquire 100% of Trend Holdings pursuant to a merger of Trend Holdings with and into the Company (the “Merger”). The Merger was completed on the May 31, 2019 and as agreed in the Merger Agreement, the Company is the surviving entity in the Merger and the separate corporate existence of Trend Holdings has ceased to exist.

Trend Holding's primary asset is Trend Discovery Capital Management.  Trend Discovery Capital Management manages several entities including Trend Discovery LP and Trend Discovery SPV I.  Trend Discovery LP is a hybrid hedge fund with a since inception track record of outperforming the S&P 500. Trend Discovery LP primarily invests in early-stage startups.  In the near-term, Trend Discovery LP's performance will be driven by its investment in Volans-i, a fully autonomous vertical takeoff and landing ("VTOL") drone delivery platform.  Trend Discovery LP currently owns approximately 1% of Volans-i, and has participation rights to future financings to maintain its ownership at 1% indefinitely. More information can be found at flyvoly.com.

Description of Business

Zest Labs

Zest Labs offers freshness management solutions for fresh food growers, suppliers, processors, distributors, grocers and restaurants. Its Zest Fresh solution is a cloud-based post-harvest shelf-life and freshness management solution that improves delivered freshness of produce and protein and reduces post-harvest losses at the retailer due to temperature handling and processing by 50% or more by intelligently matching customer freshness requirements with actual product freshness. It focuses on four primary value propositions – operational efficiency, consistent food freshness, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. Zest Labs also offers its Zest Delivery solution that provides real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food.

Zest Labs was previously known as Intelleflex Corporation. Effective on October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services.

The Zest Fresh value proposition is to reduce fresh food loss by improving quality consistency. In the U.S. produce market, it is reported that roughly 30% of post-harvest fresh food is lost or wasted and therefore not consumed. Both fresh food producers and retailers bear significant expense when harvested food is either rejected due to early spoilage or reduced in value due to early ripening. Zest Labs believes that a significant portion of this waste can be attributed to inconsistent quality or freshness based on variable post-harvest processing and handling. Fresh food producers and retailers manage food distribution and inventory based on the harvest date, with the assumption that all food harvested on the same day will have the same freshness. However, studies have shown that harvest conditions and post-harvest handling can have a significant effect on the actual remaining freshness and, if not properly accounted for, can result in food loss or spoilage ahead of expectations. Zest Fresh empowers fresh food producers and retailers to significantly reduce the post-harvest loss by providing real-time guidance to process adherence, intelligent distribution and best handling practices, with a goal of providing significant financial savings to fresh food producers and retailers.

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

Zest Fresh is offered to fresh food producers, processors, distributors, restaurants and grocers with pricing based on the number of pallets managed by Zest Fresh, typically from the field harvest through retail grocery delivery. The Zest Fresh service includes a re-usable wireless Internet of Things (“IoT”) condition sensor that travels with the pallet of fresh food from the field or processor through retail delivery, continuously collecting product condition data. The collected pallet product data is analyzed, using artificial intelligence-based predictive analytics in real time by the Zest Fresh cloud-based solution, with the fresh food producers and retailers accessing data through Zest Fresh web and mobile applications. Zest Fresh provides workers with real-time feedback on the current handling or processing of each pallet, empowering best practice adherence to achieve maximum freshness. Zest Fresh also provides dynamic updates as to actual product freshness for each pallet, enabling intelligent routing and inventory management of each pallet in a manner that ensures optimum delivered freshness. Zest Fresh also includes integrated blockchain support to grower and shipper customers via the Zest Fresh platform.

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

Zest Labs is part of a very competitive industry that markets solutions to fresh food supply chain users, such as fresh food growers, producers and retailers. Many other companies that are both more established and command much greater resources compete in this market. While Zest Fresh and Zest Delivery offer new technical approaches and new user value, it remains uncertain if Zest Labs will gain sufficient adoption of its products to make them viable in the market. Further, it is unclear what industry competitors are developing that might address similar user needs. Zest Labs’ products provide a new approach for industry participants, and as with any new approach, adoption is uncertain as many in the industry can be slow to embrace new technology and/or new approaches. These market challenges can lead to extended sales cycles that may include extended pilot testing often at Zest Labs’ expense, for which the outcome remains unclear until the completion of each test. For these reasons, and others, forecasting new business adoption and future revenue can be very difficult and volatile.  However, the Company believes that Zest Fresh offers fresh food retailers, growers, shippers, processors and distributors an opportunity to differentiate their businesses in ways that the shipment of canned and boxed food products cannot, as competition in the agriculture, grocery, food service and restaurant markets continues to accelerate.

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

On March 12, 2019 Sable sold substantially all of its assets other than cash and receivables to Kal-Polymers Americas, LLC (“Kal”) for $1,553, $825 of which was paid at closing and $726 was paid subsequent to March 31, 2019. Kal assumed the lease obligations of Sable, and the Company agreed to perform certain transition services for Kal for up to six months, principally accounting and systems support. That support has now been completed.

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

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest initiatives. Ecoark Holdings has analyzed the competitive factors affecting the market for the solutions and services its subsidiaries provide and believes its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $3,320 and $5,576 for the years ended March 31, 2019 and 2018, respectively, to develop its solutions and differentiate those solutions from competitive offerings. We did not capitalize software development costs in the years ended March 31, 2019 and 2018, nor in any prior period.

Intellectual Property

Zest Labs has had 67 patents issued by the United States Patent and Trademark Office, and additional patent applications are currently pending.

Additional information on our services and products is discussed under the section of this report entitled “Business.”

Critical Accounting Policies, Estimates and Assumptions

In reading and understanding the Company’s discussion of results of operations, liquidity and capital resources, and the audited financial statements that follow, one should be aware of key policies, judgments and assumptions that are important to the portrayal of financial conditions and results. The Company’s continuing operations have not generated sufficient revenues and related cash flows to date to fund the Company’s operations. That raises a question as to whether we are a “going concern”. Because we have been successful at raising capital and have a substantial credit facility in place, we assume that we will continue operations and thus have not used liquidation accounting which would assume that liquidation was imminent.

Our revenues from fiscal periods prior to 2018 were generated principally from the sale of hardware. In the years ended March 31, 2019 and 2018, revenues were principally from a professional services project and more importantly from Software as a Service (“SaaS”) arrangements that we expect to be a principal source of revenue in the future. We adopted a new accounting policy for revenue recognition on April 1, 2017 that had no impact on historical reported results, and it positions us for what we expect our business to be in the future. It requires judgment to apply, but in plain English it recognizes revenue when the Company fulfills the obligations it has committed to in agreements with customers. Judgment is also required to estimate the costs associated with those revenues. The transition from Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 605 to ASC 606, Revenue, was not material to our financial statements.

A significant percentage of our operating expenses results from non-cash share-based compensation, which is typical of technology companies. Nearly two-thirds of fiscal 2019 operating expenses and more than one-third of fiscal 2018 operating expenses resulted from this share-based compensation. We have granted shares, options and warrants to employees, consultants and investors as incentives to generate success for the Company instead of making cash payments. The accounting calculations for this type of compensation can be complex and are derived from models like the Black-Scholes option pricing model that requires judgment in making assumptions and developing estimates.

We used the Black-Scholes option pricing model to estimate derivative liabilities associated with warrants issued in conjunction with capital raises. See additional discussion of those transactions in Notes 1 and 3 to the financial statements.

We have also invested heavily in research and development expenses. Those investments have required cash payments principally for the development of our software solutions and the testing of those solutions in our labs and on some customer projects. We have not capitalized any of that development effort, so there are no R&D costs to amortize in the future.

Given the strategic focus on Zest Labs moving forward, we divested the remaining assets and operations that principally consisted of our plastic resin and trash can business. The decision to divest approved by our Board resulted in the reclassification of current and historical amounts related to those businesses. Judgment was required to estimate the fair value of the assets that we intended to sell prior to the final sales. We recorded impairments or non-cash write-downs of some of those assets, including intangible assets that include goodwill.

We have been conservative in our treatment of income taxes. Our historical losses have resulted in net operating losses for tax purposes. Applying accounting policies, we have recorded a “valuation allowance” against both current and future tax benefits of the losses. We will not recognize any benefits until such time as we are assured that we will generate taxable income.

In addition to the accounting policy and standard we adopted for revenue recognition, we adopted several other new accounting standards in fiscal 2018. None of these had a material impact on present or past financial reporting, but we believe that the early adoption of a number of these standards positions us well for the future.

RESULTS OF OPERATIONS

Results of Continuing Operations for the Years Ended March 31, 2019 and 2018

Revenues

Revenues for the year ended March 31, 2019 were $1,062 as compared to $558 for the year ended March 31, 2018. Revenues of $1,000 and $500 for 2019 and 2018, respectively, were from a project with Walmart related to freshness solutions. The SaaS revenues of $62 and $58 in 2019 and 2018 were from projects with grocers and produce growers and in 2019 from a precooling operation.

Cost of Revenues and Gross Profit

Cost of revenues for 2019 was $699 as compared to $243 for 2018. The significant increase was directly related to the higher revenues from the project with Walmart; however, after paying $1,000 for work on that project, Walmart did not pay the final $500. Gross margin decreased from 56% in 2018 to 34% in 2019 due to higher costs involved with executing the projects.

Operating Expenses

Operating expenses for 2019 were $14,511 as compared to $38,845 for 2018. The $24,334 decrease, or 63%, was due principally to share-based non-cash compensation which decreased by $21,874 to $3,078 in 2019 from $24,952 in 2018. Operating expenses excluding share-based non-cash compensation for 2019 decreased $2,460 from 2018 principally due to reductions in salaries and related costs and lower research and development expense offset by increases in depreciation and impairment.

Salaries and Salary Related Costs

Salaries and related costs for 2019 were $4,848, down $21,114 from $25,962 for 2018. The decrease resulted primarily from a $19,400 decrease in share-based compensation that did not require cash payments. A portion of that cost was derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in Note 13 to the consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 718-10. In the third and fourth quarters of fiscal 2018, reductions in staff were implemented to reduce the cash expenditures of the Company after Walmart did not execute a significant multi-year contract that the Company was led to believe would occur.

Professional Fees and Consulting

Professional fees and consulting expenses for 2019 of $1,315, were down $3,497, or 73%, from $4,812 incurred for 2018.

Share-based non-cash compensation of $405 in 2019 was down $2,424 from $2,410 recorded in 2018. Advisors and consultants associated with compliance requirements of becoming a public entity and capital raising efforts were incurred in 2018, a number of which did not recur in 2019 as cost control measures were instituted. A portion of that share-based compensation cost was calculated using a Black-Scholes model which can vary based on assumptions utilized. Additional information on that equity expense can be found in Note 13 to the consolidated financial statements, which complies with critical accounting policies driven by ASC 505-50.

Selling, General and Administrative

Selling, general and administrative expenses for 2019 were $1,671 compared with $1,677 for 2018. Cost reduction initiatives were focused on salary related and professional fees costs. Spending in other areas included sales and business development efforts were not reduced.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for 2019 were $3,357 compared to $818 for 2018. The $2,539 increase resulted primarily from impairment of long-lived tangible and intangible assets related to Zest Labs following loss of the expected contract from Walmart and depreciation on assets that had been reclassified from inventory to fixed assets at March 31, 2018.

Research and Development

Research and development expense decreased 40% to $3,320 in 2019 compared with $5,576 in 2018. The $2,256 reduction in costs related primarily to the maturing of development of the Zest Labs freshness solutions and the termination of joint development efforts with Walmart that had been incurred in 2018.

Interest and Other Expense

Change in fair value of derivative liabilities for 2019 was $3,160 as compared to $9,316 for 2018. The $6,156 decrease was a result of less volatility in the stock price in 2019 compared to 2018.

Interest expense, net of interest income, for 2019 was $417 as compared to $55 for 2018. The $362 increase was a result of interest incurred on a $10,000 credit facility established in December 2018.

Net Loss

Net loss for the year ended March 31, 2019 was $13,650 as compared to $32,836 for the year ended March 31, 2018. The $19,186 decrease in net loss was primarily due to the $25,342 decrease in operating expenses described above offset by an increase of $48 in gross profit, a decrease of $6,156 in the change in the fair value of derivative liabilities and the increase in net interest expense of $362. As described in Note 15 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $98,293 at March 31, 2019 that can be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements.

Results of Discontinued Operations

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. In accordance with ASC 205-20, and having met the criteria for “held for sale”, the Company had reflected amounts relating to Eco3d as a disposal group classified as held for sale at March 31, 2017 and has included amounts relating to Eco3d as part of discontinued operations. In addition, as a result of receiving letters of intent for the sale of key assets of Sable, Pioneer and Magnolia Solar, and the approval by the Company’s Board to sell the assets, those assets are included in assets held for sale and their operations included in discontinued operations.

Loss from discontinued operations for the year ended March 31, 2019 was $2,300, an improvement from the loss of $4,181 incurred in 2018.  Revenues from discontinued operations were $9,883, up slightly from $9,541 in 2018. Sable increased revenues by 20% due to a 10% increase in shipments and achieving higher selling prices per pound. Pioneer had a 30% decrease in sales due to a 23% decrease in shipments and a lower price per unit.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

To date we have financed our operations through sales of common stock and the issuance of debt, including funds from a $10,000 credit facility established with a lender in December 2018. The Company is required to pay interest biannually on the outstanding principal amount of each loan under the credit facility calculated at an annual rate of 12%. The Company is able to request draws from the lender up to $1,000 with a cap of $10,000, including the $1,000 advanced on December 28, 2018 and an additional $350 advanced through March 31, 2019. If principal is prepaid, the loans may not be re-borrowed and the cap of $10,000 shall be reduced. The Company may make a request for a loan or loans from the lender, at any one time and from time to time, from the date of the agreement until the earlier of (i) demand by the lender or (ii) December 27, 2020 or the earlier termination of the agreement pursuant to the terms thereof. Loans made pursuant to the agreement are secured by a security interest in the Company’s collateral held with the lender and guaranteed by the Company’s subsidiary, Zest Labs.

The Company pays to the lender a 3.5% commitment fee on the principal amount of each loan requested. The Company also paid an arrangement fee of $300 to the lender upon execution of the agreement. The fees were netted from proceeds from the $1,000 initial advance. Zest Labs is a plaintiff in a litigation styled as Zest Labs, Inc. vs WalMart, Inc., Case Number 4:18-cv-00500 filed in the United States District Court for the Eastern District of Arkansas (the “Zest Litigation”). The Company agrees that within five days of receipt by Zest Labs or the Company of any settlement proceeds from the Zest Litigation, the Company will pay or cause to be paid over to lender an additional fee in an amount equal to (i) 0.50 multiplied by (ii) the highest aggregate principal balance of the loans over the life of the loans through the date of the payment from settlement proceeds; provided, however, that such additional fee shall not exceed the amount of the settlement proceeds. See additional details regarding the credit facility in Note 10 to the financial statements.

At March 31, 2019 and 2018 we had cash of $244 and $3,730, respectively, and a working capital deficit of $5,045 in 2019 compared with a working capital deficit of $433 at the end of 2018. The decrease in working capital is the result of the net cash used in operating activities, offset by the cash flows from financing activities and a reduction resulting from the reclassification of Zest Labs inventory to property and equipment. The Company is dependent upon raising additional capital from future financing transactions.

Net cash used in operating activities was $9,040 for the year ended March 31, 2019, as compared to net cash used in operating activities of $17,643 for the year ended March 31, 2018. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments. The decrease in operating cash burn was impacted favorably by collections of receivables and lower cash used by discontinued operations as a result of concerted efforts to improve those operations prior to sale.

Net cash provided by investing activities was $536 for the year ended March 31, 2019, as compared to $1,752 net cash provided for the year ended March 31, 2018. Net cash provided by investing activities in 2019 related to proceeds from the sale of Sable assets and for 2018 related to the proceeds from the sale of Eco3d. Both 2019 and 2018 uses are related to purchases of property and equipment.

Net cash provided by financing activities in 2019 was $5,018 that included $4,221 (net of fees) raised via issuance of stock, $1,350 provided through the credit facility, offset by a $500 repayment of debt and purchases of treasury shares of $53. This compared with 2018 amounts of $10,975 provided by financing, including $12,693 (net of fees) raised in private placement offerings, offset by purchases of treasury shares of $1,618 and repayment of debt to related parties of $100.

At March 31, 2019, $1,350 related to the $10,000 credit facility was due. Other commitments and contingencies are disclosed in Note 14 to the consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ecoark Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ecoark Holdings, Inc. (the “Company”), as of March 31, 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for fiscal year ended March 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the fiscal year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019

Larkspur, CA

August 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Ecoark Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Ecoark Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018, and the results of its consolidated operations and its cash flows for the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting related to the lack of segregation of duties, the lack of communication on current information for inclusion in disclosures of the quarterly and annual filings, and in the accounting for certain debt and equity transactions which have resulted in the restatement of the Company’s financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Restatement of Financial Statements

As discussed in Note 3 to the consolidated financial statements, the Company has identified errors in the accounting for certain embedded derivative liabilities in connection with warrants issued in capital raises. As a result of these errors, the Company recognized $13,010 (in thousands) in derivative liabilities as of March 31, 2018, that were previously recorded in stockholders’ equity as additional paid in capital. In addition, the Company recognized $9,316 (in thousands) of gains in the fair value of these derivative liabilities, resulting in a liability of $3,694 (in thousands) at March 31, 2018. These errors resulted in decreasing the net loss for the year ended March 31, 2018 from $42,152 (in thousands) to $32,836 (in thousands) and decreasing the loss per share from ($0.93) to ($0.72).

/s/ KBL, LLP

We have served as the Company’s auditor since 2009 through 2018.

KBL, LLP

New York, NY

June 27, 2018, except Note 3 which is dated August 13, 2019

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31

	(Dollars in thousands, except per share data)
	2019	2018
ASSETS		(Restated)
CURRENT ASSETS
Cash ($35 pledged as collateral for credit)	$244	$3,730
Accounts receivable, net of allowance of $573 and $87 as of March 31, 2019 and March 31, 2018, respectively	520	2,617
Prepaid expenses and other current assets	900	242
Current assets held for sale – (Note 2)	23	645
Total current assets	1,687	7,234
NON-CURRENT ASSETS
Property and equipment, net	824	2,619
Intangible assets, net	-	1,545
Non-current assets held for sale – (Note 2)	-	1,023
Other assets	27	26
Total non-current assets	851	5,213
TOTAL ASSETS	$2,538	$12,447

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,416	$2,350
Accrued liabilities	828	1,080
Note payable	1,350	-
Derivative liabilities – (Note 3)	3,104	3,694
Current portion of long-term debt	-	500
Current liabilities held for sale – (Note 2)	34	43
Total current liabilities	6,732	7,667
NON-CURRENT LIABILITIES
COMMITMENTS AND CONTINGENCIES
Total liabilities	6,732	7,667

STOCKHOLDERS’ EQUITY (DEFICIT) (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 52,571 shares issued and 51,986 shares outstanding as of March 31, 2019 and 49,468 shares issued and 48,923 outstanding as of March 31, 2018	53	49
Additional paid-in-capital	113,310	108,585
Accumulated deficit	(115,886)	(102,236)
Treasury stock, at cost	(1,671)	(1,618)
Total stockholders’ equity (deficit)	(4,194)	4,780
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,538	$12,447

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31

	(Dollars in thousands, except per share data)
	2019	2018
		(Restated)
CONTINUING OPERATIONS:
REVENUES (Note 4)	$1,062	$558

COST OF REVENUES	699	243

GROSS PROFIT	363	315
OPERATING EXPENSES:
Salaries and salary related costs, including non-cash share-based compensation of $2,722 and $20,592 for 2019 and 2018, respectively (Note 13)	4,848	25,962
Professional fees and consulting, including non-cash share-based compensation of $405 and $2,860 for 2019 and 2018, respectively (Note 13)	1,315	4,812
Other selling, general and administrative	1,671	1,677
Depreciation, amortization, and impairment	3,357	818
Research and development	3,320	5,576
Total operating expenses	14,511	38,845
Loss from continuing operations before other expenses	(14,148)	(38,530)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	3,160	9,316
Interest expense, net of interest income	(417)	(55)
Total other income	2,743	9,261
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(11,405)	(29,269)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(2,300)	(4,181)
Gain on disposal of discontinued operations	57	636
Total discontinued operations	(2,243)	(3,545)
PROVISION FOR INCOME TAXES	(2)	(22)
NET LOSS	$(13,650)	$(32,836)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.23)	$(0.64)
Discontinued operations	$(0.04)	$(0.08)
Total	$(0.27)	$(0.72)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	51,010	45,500

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

MARCH 31, 2019

(Restated)

(Dollar amounts and number of shares in thousands)

	Preferred		Common		Additional Paid-In-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balances at April 1, 2017 (Restated)	-	$-	42,330	$42	$80,845	$(69,400)	$-	$11,487

Shares issued for cash in private placement, net of expenses	-	-	5,000	5	3,029	-	-	3,034

Share-based compensation – stock – Board of Directors	-	-	201	-	550	-	-	550

Share-based compensation – stock – services rendered	-	-	65	-	596	-	-	596

Share-based compensation – stock – employees	-	-	1,783	2	20,590	-	-	20,592

Purchase shares from employees in lieu of taxes	-	-	-	-	-	-	(1,618)	(1,618)

Stock issued to purchase 440 Labs	-	-	300	-	1,500	-	-	1,500

Share-based compensation due to employment agreements	-	-	300	-	1,500	-	-	1,500

Warrant conversion – cashless	-	-	49	-	-	-	-	-

Sale of Eco3d, shares received and cancelled	-	-	(560)	-	(25)	-	-	(25)

Net loss for the period	-	-	-	-	-	(32,836)	-	(32,836)

Balances at March 31, 2018 (Restated)	-	-	49,468	49	108,585	(102,236)	(1,618)	4,780

Shares issued for cash in private placement, net of expenses	-	-	2,969	3	1,648	-	-	1,651

Share-based compensation – options – Board of Directors	-	-	-	-	400	-	-	400

Share-based compensation – stock – services rendered	-	-	-	-	(14)	-	-	(14)

Share-based compensation – stock, options – employees	-	-	134	1	2,691	-	-	2,692

Purchase shares from employees in lieu of taxes	-	-	-	-	-	-	(53)	(53)

Net loss for the period	-	-	-	-	-	(13,650)	-	(13,650)

Balances at March 31, 2019	-	$-	52,571	$53	$113,310	$(115,886)	$(1,671)	$(4,194)

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED MARCH 31

	(Dollars in thousands)
	2019	2018
		(Restated)
Cash flows from operating activities:
Net loss	$(13,650)	$(32,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	3,357	3,041
Bad debt expense	486	-
Share-based compensation - services rendered	400	2,860
Share-based compensation - employees	2,673	20,592
Share-based compensation due to employment agreements	-	1,500
Change in fair value of derivative liabilities	(3,160)	(9,316)
Adjusted loss from discontinued operations	1,848	4,181
Gain on sale of discontinued operations	(57)	(636)
Loss on retirement of assets	5	61
Changes in assets and liabilities:
Accounts receivable	1,611	(1,060)
Inventory	-	(983)
Prepaid expenses and other current assets	(36)	34
Other assets	(26)	6
Accounts payable	(934)	634
Accrued liabilities	291	(1,691)
Net cash used in operating activities of continuing operations	(7,192)	(13,613)
Net cash used in discontinued operations	(1,848)	(4,030)
Net cash used in operating activities	(9,040)	(17,643)

Cash flows from investing activities:
Proceeds from sale of discontinued operations	825	2,029
Purchases of short-term investments	-	(1,001)
Redemption of short-term investments	-	1,001
Purchases of property and equipment	(289)	(277)
Net cash provided by investing activities	536	1,752

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of fees	4,221	12,693
Proceeds from credit facility	1,350	-
Purchase of treasury shares from employees	(53)	(1,618)
Repayments of debt - related parties	-	(100)
Repayments of debt	(500)	-
Net cash provided by financing activities	5,018	10,975
NET DECREASE IN CASH	(3,486)	(4,916)
Cash - beginning of period	3,730	8,646
Cash - end of period	$244	$3,730

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$382	$60
Cash paid for income taxes	$2	$-

SUMMARY OF NONCASH ACTIVITIES:
Inventory reclassified to property and equipment	$-	$2,477

Assets and liabilities acquired via acquisition of companies:

Identifiable intangible assets	$-	$1,435
Goodwill	$-	$65
Other assets	$-	$28

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings, Inc. (“Ecoark Holdings”) is an innovative AgTech company that is focused on modernizing the post-harvest fresh food supply chain for a wide range of organizations including growers, processors, distributors and retailers. Ecoark Holdings is the parent company of Ecoark, Inc. and Magnolia Solar Inc. On June 6, 2019, the Company announced that it had entered into a definitive agreement to acquire Trend Discovery Holdings, Inc. (“Trend Discovery”), a fund management company.

Ecoark, Inc. (“Ecoark”) was founded in 2011. Ecoark merged into a wholly-owned subsidiary of Magnolia Solar Corporation (“MSC”) on March 24, 2016, with Ecoark as the surviving entity. At the merger, MSC changed its name to Ecoark Holdings, Inc. Ecoark is the parent company of Eco360, Pioneer Products and Zest Labs (formerly known as Intelleflex Corporation). Ecoark was also the parent company of Eco3d until it was sold in April 2017, as discussed below.

Eco3d, LLC (“Eco3d”) was located in Phoenix, Arizona and provides customers with 3d technologies. Eco3d was formed by Ecoark in November 2013 and Ecoark owned 65% of the LLC. The remaining 35% was reflected as non-controlling interest until September 2016 when Ecoark Holdings issued shares of stock in exchange for the 35% non-controlling interest. Eco3d provides 3d mapping, modeling, and consulting services for clients in retail, construction, healthcare, and other industries throughout the United States. As described further in Note 2, in March 2017 the Ecoark Holdings Board of Directors (“Ecoark Holdings Board”) approved a plan to sell Eco3d, and the sale was completed in April 2017.

Eco360, LLC (“Eco360”) was engaged in research and development activities. Eco360 was formed in November 2014 by Ecoark. Eco360 does not currently have any active operations.

Pioneer Products, LLC (“Pioneer Products”) was involved in the selling of recycled plastic products and other products. It sold to the world’s largest retailer. Pioneer Products was purchased by Ecoark in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC in a stock transaction on May 3, 2016, so its results were included with Pioneer’s since May 2016. As described in Note 2, in May 2018 the Ecoark Holdings Board approved a plan to sell Pioneer, and it ceased operations in February 2019.

Sable Polymer Solutions, LLC (“Sable”) was located in Flowery Branch, Georgia and specialized in the sale, purchase and processing of post-consumer and post-industrial plastic materials. It provided products to a variety of suppliers and customers throughout the plastics processing industry, from small extruders, molders and scrap collectors to large corporations. As described in Note 2, in May 2018 the Ecoark Holdings Board approved a plan to sell Sable, and its key assets were sold in March 2019.

Zest Labs, Inc. (“Zest Labs”) is located in San Jose, California and offers freshness management solutions for grocers, restaurants, growers, manufacturers and suppliers. Its Zest Fresh solution is a cloud-based post-harvest freshness management solution that improves delivered quality and reduces losses due to temperature handling and processing by intelligently matching customer freshness requirements with actual product freshness. It focuses on four primary value propositions – operational efficiency, consistent food freshness, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. The Zest Delivery solution offers dynamic monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food. Zest Labs (then known as Intelleflex Corporation) was purchased by Ecoark in September 2013. Effective October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services. Zest Labs acquired 440labs, Inc. in a stock transaction on May 23, 2017.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

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

Magnolia Solar Inc. (“Magnolia Solar”) is located in Albany, New York and is principally engaged in the development and commercialization of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar was a subsidiary of MSC that merged with Ecoark on March 24, 2016 to create Ecoark Holdings and continued operations as a subsidiary of Ecoark Holdings. As described in Note 2, in May 2018 the Ecoark Holdings Board approved a plan to sell Magnolia Solar, and the sale was completed in May 2019.

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

MARCH 31, 2019

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

Reclassification

The Company has reclassified certain amounts in the fiscal 2018 consolidated financial statements to comply with the 2019 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data, as well as certain research and development expenses. Reclassifications relating to the discontinued operations of Eco3d, Pioneer, Sable and Magnolia are described further in Note 2. The Company reclassified certain items in inventory of Zest Labs to property and equipment to reflect the transition to the Software as a Service (“SaaS”) model. The reclassifications had no impact on total net loss or net cash flows for the years ended March 31, 2019 and 2018. However, restatements described further in Note 3 did impact fiscal 2018 reported amounts.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, liabilities to accrue, fair value of derivative liabilities associated with warrants, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards. Actual results could differ from those estimates.

Cash

Cash consists of cash, demand deposits and money market funds with an original maturity of three months or less. The Company holds no cash equivalents as of March 31, 2019 and 2018, respectively. The Company maintains cash balances in excess of the FDIC insured limit. The Company does not consider this risk to be material.

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

MARCH 31, 2019

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

ASC 360-10 addresses criteria to be considered for long-lived assets expected to be disposed of by sale. Six criteria are listed in ASC 360-10-45-9 that must be met in order for assets to be classified as held for sale. Once the criteria are met, long-lived assets classified as held for sale are to be measured at the lower of carrying amount or fair value less costs to sell. The Company did consider it necessary to record impairment charges for equipment acquired as part of the Sable acquisition. As of March 31, 2019 and 2018, the property and equipment of Sable and Magnolia Solar have been reclassified as assets held for sale as more fully described in Note 2.

Intangible assets with definite useful lives are stated at cost less accumulated amortization and impairment. Intangible assets capitalized as of March 31, 2019 and 2018 represent the valuation of the Company-owned patents, outsourced vendor relationships and non-compete agreements. These intangible assets were being amortized on a straight-line basis over their estimated average useful lives of thirteen and a half years for the patents, three years for outsourced vendor relationships and two years for non-compete agreements. Expenditures on intangible assets through the Company’s filing of patent and trademark protection for Company-owned inventions are expensed as incurred.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company tested the carrying value of its long-lived assets for recoverability during the year ended March 31, 2019, and impairments were recorded during this period.

Advertising Expense

The Company expenses advertising costs, as incurred. Advertising expenses for the years ended March 31, 2019 and 2018, which were nominal, are included in other general and administrative costs.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

Shipping and Handling Costs

The Company reports shipping and handling revenues and their associated costs in revenue and cost of revenue, respectively. Shipping revenues and costs for the years ended March 31, 2019 and 2018, were nominal and included in cost of product sales.

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

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software as a service (“SaaS”) contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty-day payment terms from when the Company satisfies the performance obligation in the contract. In fiscal 2019, the Company did not have significant revenue from software license agreements.

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

MARCH 31, 2019

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

MARCH 31, 2019

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

Leases

The Company follows ASC 840 Leases in accounting for leased properties. The Company leases office and production facilities for terms typically ranging from three to five years. Rent escalations over the term of a lease are considered at the inception of the lease such that the monthly average for all payments is recorded as straight-line rent expense with any differences recorded in accrued liabilities. As subsequently described, the Company is adopting ASC 842 Leases for the fiscal year beginning April 1, 2019.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company generally uses a Black-Scholes model, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is remeasured at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the derivative liabilities. Applying this accounting policy resulted in restatements of prior periods as more fully described in Note 3.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

Related-Party Transactions

Parties are considered to be related to the Company if the parties directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal stockholders of the Company, its management, members of the immediate families of principal stockholders of the Company and its management and other parties with which the Company may deal where one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all material related-party transactions (see Note 12). All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as compensation or distribution to related parties depending on the transaction.

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

MARCH 31, 2019

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02 and later updated with ASU 2019-01 in March 2019 Leases (Topic 842). The ASU’s change the accounting for leased assets, principally by requiring balance sheet recognition of assets under lease arrangements. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. On adoption, the Company currently expects to recognize additional operating liabilities of approximately $121, with corresponding right of use assets of $112 based on the present value of the remaining minimum rental payments under leasing standards for existing operating leases.

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company does not expect the impact to be material given the current nonemployee share-based grants outstanding.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $115,886 since inception. The accumulated deficit as well as recurring losses of $13,650 and $32,836 for the years ended March 31, 2019 and 2018, respectively, cash used in operating activities in fiscal 2019 and 2018 were $9,040 and $17,643, respectively, and negative working capital of $5,045 as of March 31, 2019, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

These consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised additional capital through the issuance of common stock (net of fees), in private placements, issuances under equity purchase agreements and sales of convertible notes of $4,221 and $12,693 in the year ended March 31, 2019 and 2018, respectively (see Note 13). In addition, the Company has secured a $10,000 credit facility (see Note 10), and it has effected a merger with Trend Discovery Holdings, Inc. on May 31, 2019 (see Note 19). The Company’s ability to raise additional capital through future equity and debt securities issuances and funding from the credit facility and Trend Discovery is not assured. Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

As more fully described in Note 3, in connection with the preparation of the Company’s consolidated financial statements as of and for the fiscal ended March 31, 2019, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017 and 2018. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

NOTE 2: DISCONTINUED OPERATIONS

On April 14, 2017, the Company sold the assets, liabilities and membership interests in Eco3d to a group led by executives of Eco3d after the Company’s Board concluded that Eco3d did not fit the future strategic direction of the Company. The Company received $2,029 in cash and 560 shares of the Company’s common stock (including 525 shares that had been exchanged for the noncontrolling interest in September 2016) that was held by executives of Eco3d, which were canceled upon receipt. There will be no significant continuing involvement with Eco3d.

On March 12, 2019, the Company sold the inventory and property and equipment of Sable to a buyer for cash and a short-term receivable. There will be no significant continuing involvement with Sable.

In addition, as a result of receiving letters of intent for the sale of key assets of Pioneer and Magnolia Solar, and the approval by the Company’s Board to sell the assets, those assets are included in assets held for sale and their operations included in discontinued operations.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheets consisted of the following as of March 31:

	2019	2018
Inventory	$-	$611
Other current assets	23	34
Current assets – held for sale	$23	$645

Property and equipment, net	$-	$995
Other assets	-	28
Non-current assets – held for sale	$-	$1,023

Accounts payable	$23	$30
Accrued liabilities	11	13
Current liabilities – held for sale	$34	$43

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

Major line items constituting income (loss) from discontinued operations in the consolidated statements of operations for the years ended March 31 consisted of the following:

	2019	2018
Revenue	$9,883	$9,541
Cost of revenue	10,515	10,567
Gross (loss)	(632)	(1,026)
Operating expenses	1,668	3,155
Loss from discontinued operations	$(2,300)	$(4,181)
Non-cash expenses	$452	$2,223

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

Non-cash expenses above consist principally of depreciation, amortization and impairment costs. Capital expenditures of discontinued operations were principally at Sable and amounted to $268 and $253 for fiscal 2019 and 2018, respectively.

Gain on the sale of Sable assets of $57 in March 2019 and on the sale of Eco3d of $636 in May 2017 was recognized in discontinued operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

NOTE 3: RESTATEMENTS

In connection with the preparation of the Company’s consolidated financial statements as of and for the fiscal year ended March 31, 2019, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017 and 2018. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations. Accordingly, the Company is restating herein its previously issued consolidated financial statements and the related disclosures for the fiscal year ended March 31, 2018 and interim periods in fiscal years 2018 and 2019 as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”). The adjustment to the opening balance sheet as of April 1, 2017 consisted of establishing a current derivatives liability of $3,351, offset by a reduction in additional paid-in-capital of $4,180 and a reduction of accumulated deficit of $829.

The categories of misstatements and their impact on previously reported consolidated financial statements for the 2018 and 2017 annual periods are described below:

Derivative Liability: The recognition, measurement and presentation and disclosure related to the warrants issued in conjunction with reserved private placements of the Company’s common stock.

Stockholders’ Deficit: The measurement and presentation and disclosure related to the derivative liability associated with the warrants issued in conjunction with the reserved private placements originally classified as additional paid in capital.

Change in Fair Value of Derivative Liabilities: The recognition, measurement and presentation and disclosure related to changes in the fair value of the derivative liability

In addition to the restatement of the financial statements, certain information within the following notes to the financial statements have been restated to reflect the corrections of misstatements discussed above as well as to add disclosure language as appropriate:

Note 1: Organization and Summary of Significant Accounting Policies

Note 9: Warrant Derivative Liabilities

Note 13: Stockholders’ Equity (Deficit)

Note 18: Fair Value Measurements

The financial statement misstatements reflected in previously issued consolidated financial statements did not impact cash flows from operations, investing, or financing activities in the Company’s consolidated statements of cash flows for any period previously presented, however they did impact individual line items.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Consolidated Balance Sheet, Consolidated Statements of Operations, Consolidated Statement of Cashflows, and Consolidated Statement of Changes in Stockholders’ Equity as of and for the year ended March 31, 2018 to the corresponding restated consolidated financial statements for that year.

		(Dollars in thousands,
		except per share data)
	March 31,	Restatement	March 31,
	2018	Adjustment	2018
	As Reported		As Restated
ASSETS
CURRENT ASSETS
Cash ($265 pledged as collateral for credit)	$3,730	$-	$3,730
Accounts receivable, net of allowance of $87	2,617	-	2,617
Prepaid expenses and other current assets	242	-	242
Current assets held for sale	645	-	645
Total current assets	7,234	-	7,234
NON-CURRENT ASSETS
Property and equipment, net	2,619	-	2,619
Intangible assets, net	1,545	-	1,545
Non-current assets held for sale	1,023	-	1,023
Other assets	26	-	26
Total non-current assets	5,213	-	5,213
TOTAL ASSETS	$12,447	-	$12,447

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,350	$-	$2,350
Accrued liabilities	1,080	-	1,080
Derivative liabilities	-	3,694	3,694
Current portion of long-term debt	500	-	500
Current liabilities held for sale	43	-	43
Total current liabilities	3,973	3,694	7,667
NON-CURRENT LIABILITIES
Long-term debt, net of current portion	-	-	-
Long-term debt, net of current portion - related party	-	-
COMMITMENTS AND CONTINGENCIES
Total liabilities	3,973	3,694	7,667

STOCKHOLDERS’ EQUITY (DEFICIT) (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 49,468 shares issued and 48,923 shares outstanding as of March 31, 2018	49	-	49
Additional paid-in-capital	122,424	(13,839)	108,585
Accumulated deficit	(112,381)	10,145	(102,236)
Treasury stock, at cost	(1,618)	-	(1,618)
Total stockholders’ equity (deficit)	8,474	(3,694)	4,780
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,447	-	$12,447

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

	Year Ended		Year Ended
	March 31,	Restatement	March 31,
	2018	Adjustment	2018
	As Reported		As Restated
CONTINUING OPERATIONS:

REVENUES	$558	$-	$558

COST OF REVENUES	243	-	243

GROSS PROFIT (LOSS)	315	-	315
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation	25,962	-	25,962
Professional fees and consulting, including share-based compensation	4,812		4,812
Selling, general and administrative	1,677	-	1,677
Depreciation, amortization, and impairment	818	-	818
Research and development	5,576	-	5,576
Total operating expenses	38,845	-	38,845
Loss from continuing operations before other expenses	(38,530)	-	(38,530)

OTHER EXPENSE:
Change in fair value of derivative liabilities	-	9,316	9,316
Interest expense, net of interest income	(55)	-	(55)
Total other expenses	(55)	9,316	9,261
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(38,585)	9,316	(29,269)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(4,181)	-	(4,181)
Gain on disposal of discontinued operations	636	-	636
Total discontinued operations	(3,545)	-	(3,545)
PROVISION FOR INCOME TAXES	22	-	22
NET LOSS	(42,152)	9,316	(32,836)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-		-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(42,152)	$9,316	$(32,836)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.85)	$(0.21)	$(0.64)
Discontinued operations	$(0.08)	-	$(0.08)
Total	$(0.93)	$0.21	$(0.72)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	45,500		45,500

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

	Year Ended March 31,	Restatement	Year Ended March 31,
	2018	Adjustment	2018
	As Reported		As Restated
Cash flows from operating activities:
Net loss attributable to controlling interest	$(42,152)	$9,316	$(32,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	3,041	-	3,041
Shares of common stock issued for services rendered	2,860	-	2,860
Share-based compensation – stock - employees	20,592	-	20,592
Share-based compensation due to employment agreements	1,500	-	1,500
Change in value of derivative liabilities		(9,316)	(9,316)
(Income) loss from discontinued operations	4,181		4,181
Gain on sale of discontinued operations	(636)	-	(636)
Loss on retirement of assets	61	-	61
Changes in assets and liabilities:
Accounts receivable	(1,060)	-	(1,060)
Inventory	(983)	-	(983)
Prepaid expenses	90	-	90
Other current assets	(56)	-	(56)
Other assets	6	-	6
Accounts payable	634	-	634
Accrued liabilities	(1,691)	-	(1,691)
Net cash used in operating activities of continuing operations	(13,613)	-	13,613)
Net cash used in discontinued operations	(4,030)	-	(4,030)
Net cash used in operating activities	(17,643)	-	(17,643)

Cash flows from investing activities:
Proceeds from sale of Eco3d	2,029	-	2,029
Purchases of short-term investments	(1,001)	-	(1,001)
Redemption of short-term investments	1,001	-	1,001
Purchases of property and equipment	(277)	-	(277)
Net cash provided by (used in) investing activities	1,752	-	1,752

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	12,693	-	12,693
Purchase of treasury shares from employees	(1,618)	-	(1,618)
Repayments of debt - related parties	(100)	-	(100)
Net cash provided by financing activities	10,975	-	10,975
NET INCREASE (DECREASE) IN CASH	(4,916)	-	(4,916)
Cash - beginning of period	8,646	-	8,646
Cash - end of period	$3,730	$-	$3,730

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$60	$-	$60
Cash paid for income taxes	$-	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Inventory reclassified to property and equipment	$2,477	$-	$2,477

Assets and liabilities acquired via acquisition of companies:
Identifiable intangible assets	$1,435	$-	$1,435
Goodwill	$65	$-	$65
Other assets	$28	$-	$28

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

The Company’s financial statements as of March 31, 2017, contained the following adjustments: (1) overstatement of additional-paid-in-capital by $4,180, (2) understatement of warrant liability by $3,351, and (3) overstatement of net loss due to change in fair value of warrant liability by $829. Accumulated deficit as of April 1, 2017, has been reduced by $4,180 to correct the aggregate effect of the adjustments, net of their related income tax effect of $0. Had the errors not been made, net loss for fiscal 2017 would have been decreased by $829, net of income tax of $0 due to the Company having a full valuation allowance for its net deferred tax assets. These adjustments were made to correct an error made in fiscal year 2017 of classifying certain warrants issued in May 2017 as a component of equity rather than as a liability at inception and changes in the fair value of the warrant liability not being recognized in the statement of operations.

	Preferred		Common		Additional Paid-In-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balances at April 1, 2017 (Restated)	-	$-	42,330	$42	$80,845	$(69,400)	$-	$11,487

Shares issued for cash in private placement, net of expenses (Restated)	-	-	5,000	5	3,029	-	-	3,034

Share-based compensation – stock – Board of Directors	-	-	201	-	550	-	-	550

Share-based compensation – stock – services rendered	-	-	65	-	596	-	-	596

Share-based compensation – stock – employees	-	-	1,783	2	20,590	-	-	20,592

Purchase shares from employees in lieu of taxes	-	-	-	-	-	-	(1,618)	(1,618)

Stock issued to purchase 440 Labs	-	-	300	-	1,500	-	-	1,500

Share-based compensation due to employment agreements	-	-	300	-	1,500	-	-	1,500

Warrant conversion – cashless	-	-	49	-	-	-	-	-

Sale of Eco3d, shares received and cancelled	-	-	(560)	-	(25)	-	-	(25)

Net loss for the period (Restated)	-	-	-	-	-	(32,836)	-	(32,836)

Balances at March 31, 2018 (Restated)	-	-	49,468	49	108,585	(102,236)	(1,618)	4,780

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

NOTE 4: REVENUE

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

The following table disaggregates the Company’s revenue by major source for the years ended March 31:

	2019	2018
Revenue:
Walmart	$1,000	$500
Software as a Service (“SaaS”)	62	57
Hardware Sales	-	1
	$1,062	$558

Revenues in the year ended March 31, 2019 were principally from a project with Walmart. After paying invoices for $1,000 through June, Walmart has not paid the final $500. As a result, the Company has established an allowance for doubtful accounts of $500 until the matter is resolved. Zest SaaS revenues in the years ended March 31, 2019 and 2018 were from retailers and produce growers. There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 5: MERGER

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

MARCH 31, 2019

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

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31:

	2019	2018
Zest Labs freshness hardware	$2,493	$2,477
Computers and software costs	222	400
Machinery and equipment	200	211
Furniture and fixtures	-	89
Leasehold improvements	-	4
Total property and equipment	2,915	3,181
Accumulated depreciation and impairment	(2,091)	(562)
Property and equipment, net	$824	$2,619

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

As previously described, during the year ended March 31, 2018 Zest Labs entered into SaaS contracts with customers and $2,477 of assets previously classified as inventory have been reclassified to property and equipment. These assets will be used in the satisfaction of performance obligations to customers and depreciated over estimated useful lives of three to seven years. As of March 31, 2019, the Company performed an evaluation of the recoverability of these long-lived assets. The analysis was performed based on assumptions for both held for use and held for sale, and as a result an impairment of $1,139 was recorded as of March 31, 2019 related to these assets.

Depreciation expense for the years ended March 31, 2019 and 2018 was $672 and $119, respectively.

NOTE 7: INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31:

	2019	2018
Patents	$1,013	$1,013
Customer lists	-	-
Outsourced vendor relationships	340	340
Non-compete agreements	1,017	1,017
Goodwill	-	-
Total intangible assets	2,370	2370
Accumulated amortization and impairment	(2,370)	(825)
Intangible assets, net	$-	$1,545

The outsourced vendor relationships and non-compete agreements were recorded as part of the acquisition of 440labs described in Note 17 below.

Amortization expense for the years ended March 31, 2019 and 2018 was $553 and $555, respectively.

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

As of March 31, 2019, the Company evaluated the recoverability of the remaining intangible assets of Zest Labs and made the decision to fully impair the remaining net book value of $992 as of March 31, 2019.

Intangible assets consisting of customer lists and patents for Pioneer, including those held by Ecoark, and Magnolia have been reclassified for all years presented as assets held for sale as more fully described in Note 2 and accordingly amortization and impairment expense has been included in the loss from discontinued operations.

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of March 31:

	2019	2018
Professional fees and consulting costs	$150	$325
Vacation and paid time off	345	278
Legal fees	108	100
Payroll and employee expenses	50	75
Hardware in transit	-	26
Other	175	276
Total	$828	$1,080

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

NOTE 9: WARRANT DERIVATIVE LIABILITIES

As described in Note 3 and Note 13, the Company issued common stock and warrants in several private placements in March 2017, May 2017, March 2018 and August 2018. The March and May 2017 and March and August 2018 warrants (collectively the “Derivative Warrant Instruments”) are classified as liabilities. The Derivative Warrant Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

The Company identified embedded features in the March and May 2017 warrants which caused the warrants to be classified as a liability. These embedded features included the implicit right for the holders to request that the Company settle the warrants in registered shares. Since maintaining an effective registration of shares is potentially outside the control of the Company, these warrants were classified as liabilities as opposed to equity. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as derivatives as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

The Company identified embedded features in the March and August 2018 warrants which caused the warrants to be classified as a liability. These embedded features included the right for the holders to request that the Company cash settle the warrant instruments from the Holder by paying to the Holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Derivative Warrant Instruments on the date of the consummation of a fundamental transaction. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as derivatives as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

On the date of inception, the fair value of the March 2017 warrants of $4,609 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.13% an expected term of 5.0 years, an expected volatility of 107% and a 0% dividend yield. At March 31, 2017, the fair value of the March 2017 warrants of $3,351 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.93% an expected term of 4.9 years, an expected volatility of 105% and a 0% dividend yield. At March 31, 2018, the fair value of the March 2017 warrants of $537 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.56% an expected term of 4.0 years, an expected volatility of 91% and a 0% dividend yield. At March 31, 2019, the fair value of the March 2017 warrants $256 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.23% an expected term of 3.0 years, an expected volatility of 96% and a 0% dividend yield.

On the date of inception, the fair value of the May 2017 warrants of $7,772 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.80% an expected term of 5.0 years, an expected volatility of 101% and a 0% dividend yield. At March 31, 2018, the fair value of the May 2017 warrants of $1,001 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.56% an expected term of 4.17 years, an expected volatility of 91% and a 0% dividend yield. At March 31, 2019, the fair value of the May 2017 warrants of $505 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.23% an expected term of 3.17 years, an expected volatility of 96% and a 0% dividend yield.

On the date of inception, the fair value of the March 2018 warrants of $3,023 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.65% an expected term of 5.0 years, an expected volatility of 91% and a 0% dividend yield. At March 31, 2018, the fair value of the March 2018 warrants of $2,156 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.56% an expected term of 5.0 years, an expected volatility of 91% and a 0% dividend yield. At March 31, 2019, the fair value of the March 2018 warrants of $1,040 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.23% an expected term of 4.00 years, an expected volatility of 96% and a 0% dividend yield.

On the date of inception, the fair value of the August 2018 warrants of $2,892 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.77% an expected term of 5.00 years, an expected volatility of 97% and a 0% dividend yield. At March 31, 2019, the fair value of the August 2018 warrants of $1,303 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.23% an expected term of 4.42 years, an expected volatility of 96% and a 0% dividend yield.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

The Company’s derivative liabilities associated with the warrants are as follows:

	March 31, 2019	March 31, 2018	Inception
Fair value of 1,000 March 17, 2017 warrants	$256	$537	$4,609
Fair value of 1,850 May 22, 2017 warrants	505	1,001	7,772
Fair value of 2,565 March 16, 2018 warrants	1,040	2,156	3,023
Fair value of 2,969 August 14, 2018 warrants	1,303	-	2,892
	$3,104	$3,694	$18,296

During the years ended March 31, 2019 and 2018 the Company recognized changes in the fair value of the derivative liabilities of $3,160 and $9,316, respectively.

NOTE 10: NOTE PAYABLE

On December 28, 2018, the Company entered into a $10,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by a demand note executed by the Company. The Company is able to request draws from the lender up to $1,000 with a cap of $10,000, including the $1,000 advanced on December 28, 2018 and an additional $350 advanced through March 31, 2019. If principal is prepaid, the loans may not be re-borrowed and the cap of $10,000 shall be reduced. The Company may make a request for a loan or loans from the lender, at any one time and from time to time, from the date of the Agreement until the earlier of (i) demand by the lender or (ii) December 27, 2020 or the earlier termination of the Agreement pursuant to the terms thereof. Loans made pursuant to the Agreement are secured by a security interest in the Company’s collateral held with the lender and guaranteed by the Company’s subsidiary, Zest Labs.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

NOTE 11: LONG-TERM DEBT

Long-term debt consisted of the following as of March 31:

	2019	2018
Secured convertible promissory note	$-	$500
Less: current portion	-	(500)
Long-term debt, net of current portion	$-	$-

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

Interest expense on the long-term debt for the years ended March 31, 2019 and 2018 was $12 and $50, respectively.

NOTE 12: RELATED-PARTY TRANSACTIONS

On February 28, 2017, the Company entered into a Securities Purchase Agreement related to the issuance and sale of up to 1,100 shares of common stock held by Randy May, Chairman of the Board and former CEO, and Gary Metzger, an independent director on the Company’s Board and a significant shareholder. The purchase agreement is pursuant to the Company’s Form S-3 registration statement filed on August 17, 2016. The selling securityholders may sell or distribute the securities included in the prospectus supplement through underwriters, through agents, to dealers, in private transactions, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices. The Company will not receive any of the proceeds from sales of the common stock made by the selling securityholders.

Subsequent to March 31, 2019, Gary Metzger has advanced to the Company $328 under a note that bears 10% simple interest per annum and is payable July 30, 2020.

NOTE 13: STOCKHOLDERS’ EQUITY (DEFICIT)

Ecoark Holdings Preferred Stock

The Company has 5,000 shares of “blank check” preferred stock, par value $0.001 authorized. No preferred shares have been issued.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

Ecoark Holdings Common Stock

The Company has 100,000 shares of common stock, par value $0.001 authorized.

In May 2017, the Company issued 2,500 shares of the Company’s common stock pursuant to a private placement offering for $9,106, net of expenses, with $2,029 recorded as equity and the remainder to derivative liabilities (see Securities Purchase Agreement – Institutional Funds below).

In March 2018, the Company issued 2,500 shares of the Company’s common stock pursuant to a private placement offering for $3,587, net of expenses, with $1,005 recorded as equity and the remainder to derivative liabilities (see Securities Purchase Agreement – Institutional Funds below).

The Company issued 201 shares for board compensation valued at $550 for the year ended March 31, 2018.

During the year ended March 31, 2018, the Company issued 65 shares to consultants under the 2013 Incentive Stock Plan.

During the year ended March 31, 2018 the Company issued 1,544 shares to employees in stock grants vested under the 2013 Incentive Stock Plan and 239 shares to employees in service-based Restricted Stock Units (“RSUs”) vested under the 2017 Ecoark Holdings Omnibus Incentive Plan (“2017 Omnibus Incentive Plan”).

The total share-based compensation expense for the year ended March 31, 2018 was $24,952. The Company acquired 545 shares of common stock from employees in lieu of amounts required to satisfy minimum tax withholding requirements of $1,618 resulting from vesting of the employees’ stock.

The Company issued 300 shares in May 2017 for the acquisition of 440labs valued at $1,500.

The Company issued 300 shares in May 2017 upon the execution of employment agreements with employees of 440labs valued at $1,500 recorded as share-based compensation.

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

MARCH 31, 2019

Securities Purchase Agreements – Institutional Funds

On March 14, 2017, the Company completed a reserved private placement agreement entered into on March 13, 2017 related to the issuance and sale of 2,000 shares of common stock for $8,000 ($7,255 net of expenses) to institutional purchasers at $4.00 per share. The purchase agreement is pursuant to the Company’s Form S-3 registration statement filed on August 17, 2016. The purchasers also received warrants to purchase 1,000 shares of common stock equal to 50% of the purchaser’s shares for $5.00 for up to 5 years from the date the transaction completed. The investment bankers for the transaction received warrants to purchase 140 shares of common stock for $5.00 for up to 5 years, the same terms as the investors. Of the total net proceeds of $7,255, $4,609 were determined to be warrant liabilities, and $429 of the fees that were considered related to liabilities were charged to other expense.

On May 22, 2017, the Company completed a reserved private placement agreement related to the issuance and sale of 2,500 shares of common stock for $10,000 ($9,106 net of expenses) to institutional purchasers at $4.00 per share. The purchase agreement is pursuant to the Company’s Form S-3 registration statement filed on August 17, 2016. The purchasers also received warrants to purchase 1,875 shares of common stock equal to 50% of the purchaser’s shares for $5.50 for up to 5 years from the date the transaction completed. The investment bankers for the transaction received warrants to purchase 175 shares of common stock for $5.50 for up to 5 years, the same terms as the investors. Of the total net proceeds of $9,106, $7,772 were determined to be warrant liabilities, and $695 of the fees that were considered related to liabilities were charged to other expense.

On March 16, 2018, the Company completed a reserved private placement agreement related to the issuance and sale of 2,500 shares of common stock for $4,200 ($3,587 net of expenses) to institutional purchasers at $1.68 per share. The purchase agreement is pursuant to the Company’s Form S-3 registration statement filed on August 17, 2016. The purchasers also received warrants to purchase 2,500 shares of common stock for $2.00 for up to 5 years from the date the transaction completed. The investment bankers for the transaction received warrants to purchase 88 shares of common stock for $2.02 for up to 5 years, the same terms as the investors. In addition, investment bankers from the May 22, 2017 reserved private placement received warrants to purchase 175 shares of common stock for $2.10 for up to 5 years pursuant to an exclusivity clause. Of the total net proceeds of $3,587, $3,023 were determined to be warrant liabilities, and $441 of the fees that were considered related to liabilities were charged to other expense.

As described in Note 3, the March 14, 2017, May 22, 2017 and March 16, 2018 warrants due to certain embedded features that preclude equity treatment are accounted for under liability accounting and are fair valued at each reporting period. The consolidated financial statements have been restated to reflect adjustments consisting of establishing derivative liabilities of $3,351, offset by a corresponding reduction of stockholders’ equity (deficit) that includes reductions of $829 in accumulated deficit and $4,180 in additional paid-in-capital as of March 31, 2017. The Company uses the Black Scholes option pricing model for determining fair value of the warrants at the end of each period. As of March 31, 2018, the fair value of the derivative liabilities was $3,694.

On August 9, 2018, the Company entered into an Amendment to Common Stock Warrant with the institutional purchasers in the March 17, 2017 and May 22, 2017 that modified the purchase price of the March 17, 2017 warrants from $5.00 per share to $2.50 per share and modified the purchase price of the May 22, 2017 warrants from $5.50 per share to $2.50 per share. The reductions in the exercise prices resulted in charges resulting from the changes in fair value of the derivative liabilities of $845 and $1,635 for the March 17 and May 22 warrants, respectively.

On August 14, 2018, the Company completed a reserved private placement agreement related to the issuance and sale of 2,969 shares of common stock that raised $4,221 (net of fees) to institutional investors. The investors also received 2,969 warrants exercisable into common stock at an exercise price of $2.09. The Company also provided 208 warrants at an exercise price of $1.92 to the investment banker in the transaction. The warrants due to certain embedded features that preclude equity treatment are accounted for under liability accounting and are fair valued at each reporting period. The Company uses the Black Scholes option pricing model for determining fair value of the warrants at the end of each period. Of the total net proceeds of $4,221, $2,892 were determined to be warrant liabilities, and $322 of the fees that were considered related to liabilities were charged to other expense. A reduction in the exercise price to $1.34 for the March 16, 2018 and August 14, 2018 warrants resulted in a charge due to the change in fair value of the derivative liabilities of $260.

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

As of March 31, 2019, 52,571 total shares were issued and 51,986 shares were outstanding, net of 585 treasury shares.

Additional Warrants

As discussed in Note 11, the Company issued warrants to convertible note holders that converted their notes into shares of common stock in accordance with the amended secured convertible promissory note. The warrants were exercisable into 310 shares of common stock with a strike price of $7.50 per share and expired on December 31, 2018. The warrants were valued using the Black-Scholes model, which incorporated a volatility of 82% and a discount yield of 1.27%.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

On October 26, 2017, the Company entered into a consulting agreement for $8 per month unless otherwise terminated and agreed to issue warrants for 75 shares of common stock at $2.10 per share, vesting immediately with a term of five years.

Changes in the warrants are described in the table below for the years ended March 31:

	2019		2018
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	10,577	$4.37	5,789	$5.09

Granted	3,177	$2.00	4,888	$3.47
Exercised Cashless	-		(49)
Forfeited	-		(51)
Expired	(4,547)	$5.17	-
Ending balance	9,206	$2.12	10,577	$4.37
Intrinsic value of warrants	$-

Weighted Average Remaining Contractual Life (Years)	3.0		2.5

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

Share-based Compensation Expense

Share-based compensation for employees is included in salaries and salary related costs and directors and services are included in professional fees and consulting in the consolidated statement of operations as follows for the years ended March 31:

	2013 Incentive Stock Plan	2017 Omnibus Incentive Plan	Non-Qualified Stock Options	Common Stock	Warrants	Total
2019
Directors	$-	$400	$-	$-	$-	$400
Employees	270	356	2,066	-	-	2,692
Services	-	(14)	-	-	-	(14)
	$270	$742	$2,066	$-	$-	$3,078

2018
Directors	$-	$550	$-	$-	$-	$550
Employees	16,701	2,707	1,184	1,500	-	22,092
Services	181	307	-	-	108	596
Services prepaid expense	1,714	-	-	-	-	1,714
	$18,596	$3,564	1,184	$1,500	$108	$24,952

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

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

Non-Qualified Stock Options

As previously described, new option awards were granted to induce individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. The individuals were granted options to purchase 2,909 shares of Company common stock that vest at a rate of 25% per year from 2018 to 2021, subject to continued employment by the Company. As with the replacement options, the new options have an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grant. Share-based compensation costs of $1,684 for grants not yet recognized will be recognized as expense through 2021, subject to any change for actual versus estimated forfeitures. The new options were not granted under any of the Company’s existing equity compensation plans, however they have terms consistent with terms of the plans.

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees. Management valued the options utilizing the Black-Scholes model with the following criteria: stock price - $2.60; exercise price - $2.60; expected term – 4 years; discount rate – 2.03%; and volatility – 97%.

As described further in Note 14, the Company entered into a settlement agreement with a former consultant which provided for the issuance of options for 7 shares of common stock in addition to other terms. The options entitle the holders to purchase shares of common stock for $0.98 per share through November 2023. Management valued the options utilizing the Black-Scholes model with the following criteria: stock price - $0.98; exercise price - $0.98; expected term – 4 years; discount rate – 2.51%; and volatility – 148%.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

Changes in the non-qualified stock options are described in the table below for the years ended March 31:

	2019		2018
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	2,909	$2.60	-
Granted	7	$0.98	2,909	$2.60
Exercised	-		-
Expired	-		-
Forfeited	-		-
Ending balance	2,916	$2.60	2,909	$2.60
Intrinsic value of options	$-

Weighted Average Remaining Contractual Life (Years)	8.5		9.5

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

In May 2014, Ecoark had granted Options to purchase 693 shares to various employees and consultants of Ecoark. The Options had an exercise price of $1.25 per share and have a term of 10 years. The Options were to vest over a three-year period as follows: 25% immediately; 25% on the first anniversary date; 25% on the second anniversary date; and 25% on the third anniversary date. During 2015 Ecoark issued additional Options on 625 shares of common stock. At the end of 2015, Options under the 2013 Option Plan were outstanding to purchase 1,318 shares of common stock. The total original number of Options on 1,318 Ecoark shares was divided by two in conjunction with the exchange ratio required by the Merger Agreement and converted to Options to purchase 659 shares of the Company (Holdings) with an adjusted exercise price of $2.50. In September 2016, the remaining vesting was accelerated to have those Options 100% vested. In 2016, the Company issued options to purchase 125 shares of stock at a strike price of $2.50 per share to a consultant. These options vested immediately and expired on March 31, 2018. In the Company’s fourth quarter of 2016, an option holder forfeited 125 options and thus, at December 31, 2016, Options on 659 shares of the Company were outstanding with an adjusted exercise price of $2.50. The Board of Directors adjusted the expiration date of these options to March 28, 2018. All unexercised options expired as of March 31, 2018.

Management valued the Options utilizing the Black-Scholes Method, with the following criteria: stock price - $2.50; exercise price - $2.50; expected term – 10 years; discount rate – 0.25%; and volatility – 55%.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

Changes in the Options under the 2013 Option Plan are described in the table below for the years ended March 31:

	2019		2018
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-		884	$2.50
Granted	-		-
Exercised	-		-
Expired	-		(884)	$2.50
Forfeited	-		-
Ending balance	-	$-	-	$-
Intrinsic value of Options	$-

Weighted Average Remaining Contractual Life (Years)	-		-

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

Share-based compensation costs have been fully recognized as expense through December 31, 2018.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees. Management valued the options utilizing the Black-Scholes model with the following criteria ranges: stock price - $2.10 to $2.60 exercise price - $2.10 to $2.60; expected term – 4.0 to 5.2 years; discount rate – 2.22% to 2.7%; and volatility – 95 to 105%. Changes in the options under the 2013 Incentive Stock Plan are described in the table below for the years ended March 31:

	2019		2018
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	2,563	$2.52	-
Granted	-		-
Options granted in exchange for shares	-		2,563	$2.52
Exercised	-		-
Expired	-		-
Forfeited	(210)		-
Ending balance	2,353	$2.52	2,563	$2.52
Intrinsic value of options	$-

Weighted Average Remaining Contractual Life (Years)	8.6		9.6

A summary of the activity for service-based grants as of March 31, 2019 and 2018 is presented below for the years ended March 31:

	2019		2018
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	105	$4.90	1,983	$4.90
Granted	-
Issued	(96)		(1,585)
Expired	-		-
Forfeited	(9)		(293)
Options granted in exchange for shares	-
Ending balance	-	$-	105	$4.90

Weighted Average Remaining Contractual Life (Years)	-		0.8

A reconciliation of the shares available and issued under the 2013 Incentive Stock Plan is presented in the table below for the years ended March 31:

	2019	2018
Beginning available	235	11
Shares modified to options	-	2,493
Options in exchange for shares	-	(2,563)
Shares forfeited	219	294
Ending available	454	235

Vested stock awards	2,353	4,799

Beginning number of shares issued	2,585	1,000
Issued	96	1,585
Cancelled	-	-
Ending number of shares issued	2,681	2,585

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

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

Share-based compensation costs of approximately $629 for grants not yet recognized will be recognized as expense through October 2023 subject to any changes for actual versus estimated forfeitures.

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees. Management valued the options utilizing the Black-Scholes model with the following criteria ranges: stock price - $1.61 to $3.76 exercise price - $1.61 to $3.76; expected term – ten years in the first two quarters and four years in the last two quarters; discount rate – 1.99% to 2.65%; and volatility – 89 to 103%. Changes in the options under the 2017 Omnibus Incentive Plan are described in the table below for the years ended March 31:

	2019		2018
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,374	$2.76	-
Granted	1,034	$0.93	911	$2.44
Shares modified to options	-	-	663	$3.00
Exercised	-		-
Expired	-		(8)
Forfeited	(538)		(192)
Ending balance	1,870	$1.54	1,374	$2.76
Intrinsic value of options	$-

Weighted Average Remaining Contractual Life (Years)	9.2		9.5

A summary of the activity for performance-based RSUs as of March 31, 2019 and since inception in June 2017 is presented below for the years ended March 31:

	2019		2018
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-		-
Granted	-		135	$3.36
Exercised	-		-
Expired	-		-
Forfeited	-		(135)	$3.36
Ending balance	-	$-	-	$-

Weighted Average Remaining Contractual Life (Years)	-		-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

A summary of the activity for service-based RSUs as of March 31, 2019 and since inception in June 2017 is presented below for the years ended March 31:

	2019		2018
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	50	$2.60	-
Granted	-		1,381	$3.30
Issued	(25)		(465)
Expired	-		-
Forfeited	(25)		(341)
Options granted in exchange	-		(525)
Ending balance	-	$-	50	$2.60

Weighted Average Remaining Contractual Life (Years)	-		9.3

Additional information regarding the RSUs is presented in the table below as of and for the years ended March 31:

	2019	2018
Total market value of shares/units vested	$-	$-
Share-based compensation expense for RSUs	$(254)	$609
Total tax benefit related to RSU share-based compensation expense	$-	$-
Cash tax benefits realized for tax deductions for RSUs	$-	$-

At March 31, 2019, there was no unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 0 years. At March 31, 2018, there was $314 of unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 0.2 years.

A reconciliation of the total shares available and issued under the 2017 Omnibus Incentive Plan is presented in the table below for the years ended March 31:

	2019	2018
Beginning available	2,111	4,000
Shares granted	(1,034)	(2,427)
Shares modified to options	-	525
Options in exchange for shares	(-)	(663)
Shares expired	-	8
Shares forfeited	538	668
Ending available	1,615	2,111

Vested stock awards	905	1,066

Beginning number of shares issued	465	-
Issued	25	465
Cancelled	-	-
Ending number of shares issued	490	465

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

NOTE 14: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking monetary damages and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint will have a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2019 or any individual fiscal quarter. On October 22, 2018, the Court issued an order setting a trial date of June 1, 2020. The order also established deadlines for the completion of fact discovery by October 15, 2019, opening expert reports on October 24, 2019, and dispositive motions, on January 22, 2020. The case is presently in the fact discovery phase.

On December 12, 2018, a complaint was filed against the Company in the Twelfth Judicial Circuit in Sarasota County, Florida by certain investors who invested in the Company before it was public. The complaint alleges that the investment advisors who solicited the investors to invest into the Company made omissions and misrepresentations concerning the Company and the shares. The Company filed a motion to dismiss the complaint which is pending.

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

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. These leases expire at various dates through 2020. Rent expense was as follows for the years ended March 31:

	2019	2018
Continuing operations	$242	$346
Discontinued operations	96	25
Total	$338	$371

Future minimum lease payments required under the operating leases for continuing operations are as follows: 2020 - $127. On adoption of ASC 842 Leases beginning April 1, 2019, the Company currently expects to recognize additional operating liabilities of approximately $121, with corresponding right of use assets of $112 based on the present value of the remaining minimum rental payments under leasing standards for existing operating leases.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

Royalties

The Company has cross-licensing agreements with several technology companies that require payment of royalties upon the sale and or use of certain patented technologies. One of these agreements requires minimum annual payments of $50 until the last of the patents expire.

NOTE 15: INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $98,293 at March 31, 2019, expiring through the year 2039. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts. During fiscal year 2019, the Company has not reviewed, if an ownership change has occurred, as of the statement date. If such a change has occurred, the new operation losses could be limited or eliminated.

The table below summarizes the differences between the tax benefit computed at the statutory federal tax rate and the Company’s net income tax benefit for the years ended March 31:

	2019	2018
Tax benefit computed at expected statutory rate	$(2,867)	$(10,343)
State income taxes	2	22
Permanent differences:
Share-based compensation	182	1,288
Goodwill impairment	-	226
Change in fair value of derivative liabilities	(664)	(3,261)
Temporary differences:
Share-based compensation	546	2,289
Property and equipment	(48)	399
Intangible assets	640	232
Other adjustments	42	(66)
Increase in valuation allowance	2,169	9,214
Net income tax benefit	$-	$-

The table below summarizes the differences between the statutory federal rate and the Company’s effective tax rate as follows for the years ended March 31:

	2019	2018
Federal statutory rate (benefit)	(21.0)%	(31.5)%
Temporary differences	(3.5)%	(15.2)%
Permanent differences	8.6%	24.8%
Change in valuation allowance	15.9%	21.9%
Effective Tax Rate	0%	0%

The Company has deferred tax assets which are summarized as follows at March 31:

	2019	2018
Net operating loss carryover	$23,327	$23,230
Depreciable and amortizable assets	1,761	1,168
Share-based compensation	3,586	2,858
Accrued liabilities	57	58
Inventory reserve	-	3
Allowance for bad debts	120	13
Change in fair value of derivative liabilities	(2,884)	(1,956)
Effect of reduction in tax rate	-	(994)
Other	381	328
Less: valuation allowance	(26,348)	(24,708)
Net deferred tax asset	$-	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at March 31, 2019, due to the uncertainty of realizing the deferred income tax assets. The valuation was increased by approximately $1,640 as a result of $3,874 of differences relating to fiscal 2019 operations. The Company has not identified any uncertain tax positions and has not received any notices from tax authorities.

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

NOTE 16: CONCENTRATIONS

Concentration of Credit Risk. The Company’s customer base for its Zest Lab products is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. J. Terrence Thompson accounted for more than 10% of the Company’s accounts receivable as of March, 2019 and 2018.

Supplier Concentration. Certain of the raw materials, components and equipment used by the Company in the manufacture of its products are available from single-sourced vendors. Shortages could occur in these essential materials and components due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain materials, components or equipment at acceptable prices, it would be required to reduce its manufacturing operations, which could have a material adverse effect on its results of operations. In addition, the Company may make prepayments to certain suppliers or enter into minimum volume commitment agreements. Should these suppliers be unable to deliver on their obligations or experience financial difficulty, the Company may not be able to recover these prepayments.

The Company occasionally maintains cash balances in excess of the FDIC insured limit. The Company does not consider this risk to be material.

NOTE 17: ACQUISITION OF 440labs

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2019

NOTE 18: FAIR VALUE MEASUREMENTS

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by U.S. generally accepted accounting principles. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

Level 1 – quoted prices for identical instruments in active markets;

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended March 31, 2019 and 2018. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.  The Company records the fair value of the of the warrant derivative liabilities disclosed in Note 9 in accordance with ASC 815, Derivatives and Hedging. The fair values of the derivatives were calculated using the Black-Scholes Model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in other income (expense) in the consolidated statement of operations.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of and for the year ended March 31:

2019	Level 1	Level 2	Level 3	Total Gains and (Losses)
Warrant derivative liabilities	-	-	$3,104	$3,160

2018
Warrant derivative liabilities	-	-	$3,694	$9,316

NOTE 19: SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company has drawn an additional $905 on the credit facility described in Note 10. Gary Metzger, Lead Director, has advanced to the Company $328 under a note that bears 10% simple interest per annum and is payable July 30, 2020. The Company collected the remaining amounts due from Kal-Polymers Americas for the sale of the Sable assets.

The Company acquired Trend Discovery Holdings, Inc., a fund management company on May 31, 2019.

On July 12, 2019, the Company entered into an Exchange Agreement with investors (the “Investors”) that are the holders of warrants issued in the Company’s purchase agreements entered into on (i) March 14, 2018 (the “March Purchase Agreement” and such warrants, the “March Warrants”) and (ii) August 9, 2018 (the “August Purchase Agreement” and such warrants, the “August Warrants”, and the March Warrants and the August Warrants, collectively, the “Existing Securities”). The Investors are entitled to, with respect to the March Warrants and the August Warrants, due to the Agreement and Plan of Merger with Trend Discovery the Company entered into on May 31, 2019, an exchange for the March Warrants and August Warrants. As a result of a cashless exercise, the Company issued 4,277 shares of the Company’s common stock to the Investors. Upon the issuance of the 4,277 shares, warrants for 5,677 shares issued in the March Purchase Agreement and August Purchase Agreement were extinguished.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company changed its independent registered public accounting firm from KBL LLP to RBSM LLP effective with the third quarter interim review in fiscal 2019.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were not effective given the identification of three material weaknesses in controls.

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

We have advised our audit committee of three material weaknesses in internal control. The first weakness relates to inadequate segregation of duties consistent with control objectives. In an effort to reduce expenses, the Company reduced its accounting and administrative staff at the parent company level to the extent that achieving desired control objectives were deemed at risk.

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

The third weakness relates to the failure to recognize derivative liabilities associated with warrants issued in conjunction with capital raises. The transactions were complex financings heavily dependent upon the use of estimates and assumptions and subjective interpretations of generally accepted accounting principles that are now the subject of a proposed Accounting Standards Update for which the FASB is requesting comments.

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

Our management, with the participation of our principal executive and financial officers assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2019 based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that we experienced the conversion of our principal accounting officer from employee to consultant and lost other members of our accounting staff. The Company has taken steps to mitigate the impact of these changes.

Item 9B. Other Information

Nothing to report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

			Director of the
Name	Age	Positions Held with the Company	Company Since
Randy S. May	55	Chairman of the Board and Chief Executive Officer	2016*
John P. Cahill	64	Director	2016
Peter Mehring	57	President, CEO and President of Zest Labs, Inc. and Director	2017
Gary Metzger	67	Lead Director	2016*
Steven K. Nelson	61	Director	2017
Michael Green	64	Director	2017

* Messrs. May and Metzger served on the board of directors of Ecoark, Inc. from 2011 and 2013, respectively, until it effected a reverse acquisition of Ecoark Holdings, Inc. (“Ecoark” or “the Company”, formerly known as Magnolia Solar Corporation) on March 24, 2016. Messrs. May and Metzger joined the Board effective on April 11, 2016.

All directors shall serve until the 2019 annual meeting of stockholders and until successors are duly elected or until the earliest of their removal or resignation. There are no family relationships among any of the directors or executive officers.

Randy S. May. Mr. May has served as Chairman of the Board of Ecoark Holdings, Inc. since March 2016 and served as Chief Executive Officer of the Company from March 2016 through March 28, 2017 and then from September 21, 2017 to the present. He previously served as chairman of the board of directors and as chief executive officer of Ecoark, Inc. from its incorporation until its reverse acquisition with Magnolia Solar in March 2016. Mr. May is a 25-year retail and supply-chain veteran with extensive experience in marketing, operational and executive roles. Prior to Ecoark, Mr. May held a number of roles with Wal-Mart Stores, Inc. (“Walmart”), the world’s largest retailer based in Bentonville, Arkansas. From 1998 to 2004, Mr. May served as Divisional Manager for half the United States for one of Walmart’s specialty divisions, where he was responsible for all aspects of strategic planning, finance, and operations for more than 1,800 stores. He had profit and loss responsibility for more than $4 billion of sales at the time. Under Mr. May’s leadership, the business grew sales and market share in a strong competitive market. Mr. May’s qualifications and background that qualify him to serve on the Board include his strong managerial and leadership experience, his extensive knowledge of strategic planning, finance and operations, as well his ability to guide the Company.

John P. Cahill. Mr. Cahill has served on the Board of Directors since May 2016. Mr. Cahill is currently Chief of Staff and Special Counsel to the Archbishop of New York. He has held this position since April of 2019. Previously he was Senior Counsel at the law firm of Norton Rose Fulbright (formerly Chadbourne & Parke LLP) and has served in that capacity since 2007. He is also a principal at the Pataki-Cahill Group LLC, a strategic consulting firm focusing on the economic and policy implications of domestic energy needs, which he co-founded in March 2007. He served in various capacities in the administration of the Governor of New York, George E. Pataki from 1997 to 2006, including Secretary and Chief of Staff to the Governor from 2002 to 2006. He also serves on the board of directors of Sterling Bancorp, Inc., a bank holding company listed on the New York Stock Exchange (“NYSE”). Mr. Cahill’s extensive experience as an attorney in government and in business, as well as his extensive knowledge of and high-level experience in energy and economic policy, qualifies him as a member of the Board.

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

Steven K. Nelson. Mr. Nelson has served on the Board of Directors since April 2017. Since 2015, Mr. Nelson has been a lecturer for the Department of Accounting at the University of Central Arkansas. In 2015, Mr. Nelson retired as Vice-President, Controller of Dillard’s, Inc., where he was responsible for administering all aspects of financial accounting and reporting. Mr. Nelson began his career in 1980 as a staff accountant for Ernst & Young and attained the title of audit manager by the time he left the firm in 1984. Mr. Nelson maintains an active license as a Certified Public Accountant (“CPA”) in the State of Arkansas. Mr. Nelson’s 35-year career as a CPA and his extensive experience as controller of a publicly traded company qualify him to serve on the Board and its Audit Committee. His broad experience as the former controller of a public company uniquely qualifies Mr. Nelson to advise Ecoark not only on general accounting and financial matters but also on various technical accounting, corporate governance and risk management matters that the Board may address from time to time. He possesses key insight on financial reporting processes and external reporting issues. The Board has determined that Mr. Nelson qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

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

Name	Age	Positions Held with the Company
Randy S. May	55	Chairman of the Board and Chief Executive Officer
Peter Mehring	57	President, CEO and President of Zest Labs, Inc. and Director
William B. Hoagland	37	Principal Financial Officer

Jay Oliphant resigned as Principal Financial Officer and Principal Accounting Officer on May 15, 2019. Pursuant to a Separation Agreement with the Company (the “Separation Agreement”), Mr. Oliphant received his normal monthly salary through May 15, 2019. In connection with his resignation, Mr. Oliphant entered into a consulting agreement with the Company for a term of six months beginning May 16, 2019. Under the consulting agreement, Mr. Oliphant has agreed to assist the Company with financial reporting and related matters. William B. Hoagland was appointed as the Principal Financial Officer to succeed Mr. Oliphant. Mr. Hoagland has served as the Managing Member of Trend Discovery Capital Management, an investment fund, since 2011.

There are no family relationships among any of the directors or executive officers.

Executive Officers

Randy May. See “—Board of Directors” above for Mr. May’s biographical information.

Peter Mehring. See “—Board of Directors” above for Mr. Mehring’s biographical information.

William B. Hoagland. Mr. Hoagland is Principal Financial Officer of the Company. Immediately prior to joining Ecoark, Inc. in 2019, Mr. Hoagland spent the previous eight years as Managing Member of Trend Discovery Capital Management (“Trend Discovery”), a hybrid hedge fund since inception with a track record of outperforming the S&P 500. Prior to founding Trend Discovery in 2011, Mr. Hoagland spent six years as a Senior Associate at Prudential Global Investment Management (PGIM), working in both PGIM’s Newark, NJ and London, England offices. He has a Bachelor in Economics degree from Bucknell University. Mr. Hoagland holds the Chartered Financial Analyst designation and is a Level III candidate in the Chartered Market Technician Program.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of greater than 10% of our common stock to file reports of holdings and transactions in Ecoark common stock with the SEC.

Based solely on its review of the copies of such forms furnished to Ecoark and written representations from certain reporting persons, Ecoark believes that all Section 16(a) filing requirements were met during our fiscal year ended March 31, 2019.

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

Audit Committee

The current members of our Audit Committee are Messrs. Nelson, as chair, Cahill, Metzger and Green, each of whom is a non-employee member of our board of directors. Mr. Nelson is our audit committee chairman and financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the rules of The Nasdaq Global Select Market.

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

The Audit Committee held nine meetings in fiscal 2019. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and operates under a written charter that satisfies the applicable standards of the SEC A copy of the audit committee charter is available on our website at https://www.zestlabs.com/downloads/Audit-Commitee.pdf.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the fiscal years ended March 31, 2019, 2018 and 2017.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Option Awards(2)	Total
Randy S. May(3)	2019	$200,000	$-	$-	$200,000
Chairman of the Board	2018	$100,000	$-	$-	$100,000
and Chief Executive Officer

Peter Mehring	2019	$200,000	$-	$-	$200,000
President, Chief Executive Officer	2018	$276,677	$759,500	$2,414,948	$3,451,115
and President of Zest Labs, Inc.

Jay Oliphant	2019	$170,000	$-	$-	$170,000
Former Principal Financial Officer	2018	$170,000	$152,459	$238,155	$560,614

(1)	We periodically review, and may increase, base salaries in accordance with the Company’s normal annual compensation review for each of our named executive officers.

(2)	Stock and option awards are based on the grant date fair values and are calculated utilizing the provisions of Accounting Standards Codification 718 “Compensation — Stock Compensation.” See Notes 1 and 13 to the consolidated financial statements of the Company contained in Item 8 of the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 for further information regarding assumptions underlying valuation of equity awards.

(3)	Mr. May served as Chief Executive Officer of Ecoark from March 2016 through March 28, 2017 and then from September 21, 2017 to the present.

Employment, Severance, Separation and Change in Control Agreements

Executive Employment Arrangements

Peter Mehring

The terms of Mr. Mehring’s employment with Ecoark are set forth in an offer letter accepted on August 15, 2013. Pursuant to the offer letter, Mr. Mehring received an annual base salary of $300,000 (subsequently adjusted and accepted) and is eligible to participate in regular health insurance, bonus, and other employee benefit plans established by Ecoark. The offer letter also includes standard confidentiality and non-complete obligations. The parties are permitted to terminate employment for any reason, at any time, with or without notice and without cause. The offer letter also contains severance benefit provisions in the event that Mr. Mehring’s employment is terminated without “Cause” (as defined in the offer letter) or Mr. Mehring terminates his employment for “Good Reason” within 12 months following a “Change in Control” (as defined in the offer letter). If Mr. Mehring is terminated without “Cause,” then he is entitled to receive an amount equal to six months base salary. If he terminates his employment for “Good Reason” within 12 months following a “Change in Control,” then Mr. Mehring is entitled to receive an amount equal to six months base salary and accelerated vesting of a portion of the non-vested options or shares. In order to receive severance benefits under the offer letter, Mr. Mehring is required to sign a release and waiver of all claims. Finally, Ecoark reserves the right to change or otherwise modify, in its sole discretion, the terms of the offer letter.

Potential Payments Upon Change of Control

We have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.

Option Grants and Outstanding Equity Awards at March 31, 2019

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

The Replacement Options and New Options are designed to better align Messrs. Mehring and Oliphant’s potentially realizable equity compensation with Company performance. Because the incentive value of stock options is tied to future appreciation in stock price, the Committee believes stock option grants will better align our executive officers and employees’ interests with those of the Company and its stockholders and, as a result, the Compensation Committee intends to continue to utilize options to a greater extent in our equity compensation program on a going forward basis.

With respect to the Replacement Options, Messrs. Mehring and Oliphant have agreed to forfeit Existing Awards covering 1,345,000 and 132,640 shares of the Company’s common stock, respectively, and each was granted Replacement Options to purchase an equal number of shares of Company common stock. The exercise price for the Replacement Options was set at 100% of the fair market value of the Company’s stock price on the effective date of the grants (October 13, 2017). In consideration of Messrs. Mehring and Oliphant’s agreements to forfeit their Existing Awards, the Committee, after careful deliberation, determined that (i) 100% of Mr. Mehring’s Replacement Options would vest immediately upon grant, and (ii) 50% of Mr. Oliphant’s Replacement Options would vest immediately upon grant. The remaining portion of Mr. Oliphant’s Replacement Options will vest in 12 equal installments, with the first installment vesting on January 15, 2018, and additional installments vesting on the last day of each of the eleven successive three-month periods, subject to Mr. Oliphant’s continued employment by the Company. The Replacement Options were issued under the Company’s 2017 Omnibus Incentive Plan or 2013 Incentive Stock Plan to correspond with the plan under which the Existing Awards were issued.

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

The following table presents information concerning equity awards held by our named executive officers as of March 31, 2019.

		Number of Securities		Number of Securities		Option Awards
Name	Vesting Commencement Date	Underlying Options (#) Exercisable		Underlying Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Peter Mehring	10/13/2017	1,345,000	(1)	—		2.60	10/23/2027
	10/13/2018	—		2,017,500	(2)	2.60	10/23/2027
Jay Oliphant	10/13/2017	71,796	(3)	60,844	(3)	2.60	10/23/2027
	10/13/2018	—		66,320	(4)	2.60	10/23/2027

(1)	This option was fully vested on October 13, 2017.
(2)	This option vests at a rate of 25% per year on October 13th of each year from 2018 to 2021.
(3)	50% of this option vested immediately upon grant. The remaining portion vests in 12 equal installments, with the first installment vesting on January 15, 2018, and additional installments vesting on the last day of each of the eleven successive three-month periods.
(4)	This option vests at a rate of 25% per year on October 13th of each year from 2018 to 2021.
(5)	The options in (3) and (4) above were replaced by options exercisable for 198,960 shares immediately vested and exercisable through December 31, 2020.

2018 Director Compensation Table

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

The following table sets forth the compensation paid to our non-employee directors for service during the year ended March 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
John P. Cahill	16,000	100,000	100,000
Gary Metzger	19,000	100,000	100,000
Steven K. Nelson	17,000	100,000	100,000
Michael Green	14,000	100,000	100,000

See additional information on compensation above in Summary Compensation Table for directors Randy May and Peter Mehring.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of four directors, each of whom is a non-employee director: Messrs. Green, as chair, Cahill, Metzger and Nelson. None of the aforementioned individuals was an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

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

Equity Compensation Plan Information

The following table contains information about the 2013 Incentive Stock Plan and the 2017 Omnibus Incentive Plan as of March 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders:
2013 Incentive Stock Plan	2,353,000		$2.52	454,000
2017 Omnibus Incentive Plan	1,870,000		$1.54	1,615,000
Equity compensation not approved by stockholders	2,916,000	(1)	$2.60	-
Total	7,139,000		$2.30	2,069,000

(1)	Represents non-qualified stock options not granted under any existing equity compensation plans.

BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of August 5, 2019, concerning beneficial ownership of our capital stock held by (1) each of our directors, (2) each of our named executive officers, (3) all of our current directors and executive officers as a group, and (4) each group, person or entity known by us to beneficially own more than 5% of any class of our voting securities. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Percentages are calculated based on 62,348,301 shares of our common stock outstanding as of August 8, 2019.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of August 5, 2019. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest.

Except as otherwise noted, the persons and entities listed in the table below have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Ecoark Holdings, Inc., 5899 Preston Road #505, Frisco, Texas, 75034.

Security Ownership of 5% or Greater Beneficial Owners

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Nepsis Capital Management, Inc. (4)	13,976,688	22.4%
Sabby Management, LLC (5)	4,558,340	7.3%
Strategic Planning Group, Inc. (6)	4,523,919	7.3%

Security Ownership of Directors and Executive Officers

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Randy S. May	3,050,000	4.9%
John P. Cahill (1)	179,566	0.3%
Peter Mehring (2)	1,441,254	2.3%
Gary Metzger (3)	3,966,002	6.4%
Steven K. Nelson (3)	163,031	0.3%
Michael Green (3)	149,932	0.2%
William B. Hoagland	2,750,000	4.4%
Directors & Executive Officers as a Group (7 persons)	11,699,785	18.8%

Notes:

(1)	Includes 4,591 shares held by the Pataki-Cahill Group, LLC and options to purchase 127,281 shares.
(2)	Includes options to purchase 1,345,000 shares.
(3)	Includes options to purchase 127,281 shares.
(4)	The address to this shareholder is 8692 Eagle Creek Circle, Minneapolis, MN 55378. Based solely upon the information contained in a Schedule 13D filed on January 24, 2019. According to that Schedule 13D, Nepsis Capital Management, Inc. disclaims all dispositive power and voting power over all reported shares.
(5)	The address to this shareholder is 10 Mountainview Road Suite 205, Upper Saddle River, NJ 07458. Based solely upon the information contained in a Schedule 13G filed on July 22, 2019. According to that Schedule 13G, Sabby Management, LLC has shared dispositive and voting power over all reported shares.
(6)	The address to this shareholder is 57 River Street Suite 306, Wellesley, MA 02481. Based solely upon the information contained in a Schedule 13G filed on January 24, 2019. According to that Schedule 13G, Strategic Planning Group, Inc. has sole dispositive power, but no voting power, over all reported shares.

Securities Authorized for Issuance Under Existing Equity Compensation Plans

On October 11, 2018, the Company filed a Form S-8 amending the Company’s 2017 Equity incentive plan, described in detail in the Company’s definitive proxy statement for the Meeting filed with the Securities and Exchange Commission on December 13, 2017. The amendment authorized an additional 5,000,000 shares to be added to the 2017 Equity incentive plan pool.

The Company does not have any individual compensation arrangements with respect to its common or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

There were no transactions occurring since April 1, 2018, or that are currently proposed, (i) in which the Company was or is to be a participant, (ii) where the amount involved exceeds $120,000, and (iii) in which the Company’s executive officers, directors, principal stockholders and other related parties had a direct or indirect material interest.

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

Role of the Board in Risk Oversight. The Board of Directors believes that risk management is an important part of establishing, updating and executing on our business strategy. The Board has oversight responsibility relating to risks that could affect the corporate strategy, business objectives, compliance, operations, and the financial condition and performance of the Company, and focuses its oversight on the most significant risks facing us and, on our processes, to identify, prioritize, assess, manage and mitigate those risks. The Board receives regular reports from members of the Company’s senior management on areas of material risk to us, including strategic, operational, financial, legal and regulatory risks. While the Board has an oversight role, management is principally tasked with direct responsibility for management and assessment of risks and the implementation of processes and controls to mitigate their effects on us.

Corporate Governance and Nominating Committee (“Nominating Committee”). The duties and responsibilities of the Nominating Committee are set forth in the charter of the Nominating Committee adopted by the Board. The Nominating Committee is responsible for identifying individuals qualified to serve on the Board and recommending individuals to be nominated by the Board for election by stockholders or appointed by the Board to fill vacancies. Among its duties and responsibilities, the Nominating Committee is responsible for shaping corporate governance, reviewing and assessing the Guidelines, recommending Board compensation, and overseeing the annual evaluation of the Board. The Nominating Committee has the authority to retain compensation or other consultants as well as search firms for director candidates. In accordance with its charter, the Nominating Committee meets as often as it determines necessary, but at least four times each year.

The Nominating Committee currently consists of Messrs. Cahill, as chair, Metzger, Nelson and Green. The process followed by the Nominating Committee to identify and evaluate candidates includes (i) requesting recommendations from the Board, the Chief Executive Officer, and other parties, (ii) meeting to evaluate biographical information and background material relating to potential candidates and their qualifications, and (iii) interviewing selected candidates. The Nominating Committee also considers recommendations for nomination to the Board submitted by stockholders. A stockholder who desires to recommend a prospective nominee for the Board should notify the Secretary of the Company or any member of the Nominating Committee in writing with supporting material the stockholder considers appropriate. The Nominating Committee has the authority and ability to retain compensation or other consultants and search firms to identify or evaluate director candidates.

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

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees paid by us to KBL LLP for professional services rendered in connection with the audit of the Company’s consolidated financial statements for the years ended March 31, 2019 and 2018.

	KBL, LLP
	2019	2018
Audit fees(1)	$30,000	$173,966
Audit-related fees	-	-
Tax Fees	-	-
All other fees(2)	57,000	10,250
Total	$87,000	$184,216

(1)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC.

(2)

Fees related to issuance of comfort letter to investment bankers in relation to issuance of capital stock and consent for report on fiscal year 2018 financial statements to be included in fiscal 2019 Form 10-K.

The following table sets forth the aggregate fees paid by us to RBSM LLP for professional services rendered in connection with the audit of the Company’s consolidated financial statements for the year ended March 31, 2019.

Audit fees(1)	$55,000
Audit-related fees	-
Tax Fees	-
All other fees(2)	-
Total	$55,000

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

The Audit Committee appointed RBSM, LLP (“RBSM”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2019.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibit
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger by and between Magnolia Solar Corporation and Ecoark Inc. dated as of January 29, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 4, 2016 (File No. 000-53361).
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 13, 2008 (File No. 333-151633).
3.2	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC as of January 7, 2010 (File No. 000-53361).
3.3	Certificate of Amendment of Certificate of Incorporation of Magnolia Solar Corporation, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 24, 2016 (File No. 000-53361).
3.4	Certificate of Amendment to the Bylaws of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC as of April 14, 2016 (File No. 000-53361).
3.5	Amended and Restated Bylaws of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 28, 2017 (File No. 000-53361).
(4)	Instruments defining the rights of securities holders
4.1	Magnolia Solar Corporation 2013 Incentive Stock Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC as of February 7, 2013 (File No. 333-186505)
(10)	Material Contracts
10.1	Form of Modification Agreement between Magnolia Solar Corporation and holders of Original Issue Discount Senior Secured Convertible Notes and Warrants, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of February 4, 2016 (File No. 000-53361).
10.2	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 6, 2016 (File No. 000-53361).
10.3	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC as of April 29, 2016 (File No. 333-211045).
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC as of May 4, 2016 (File No. 000-53361).
10.5	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC as of May 4, 2016 (File No. 000-53361).
10.6	Share Exchange Agreement by and between Pioneer Products, LLC, Sable Polymer Solutions, LLC and Ecoark Holdings, Inc., dated as of May 3, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 9, 2016 (File No. 000-53361).
10.7	Master License Agreement by and between Magnolia Solar, Inc. and Magnolia Optical Technologies, Inc., dated as of April 30, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Amended Registration Statement on Form S-1/A filed with the SEC as of June 17, 2016 (File No. 333-211045).
10.8	Share Exchange Agreement by and between Ecoark Holdings, Inc., Eco3D, LLC and Ken Smerz and Ted Mort, dated as of September 22, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of September 28, 2016 (File No. 000-53361).
10.9	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361).
10.10	Purchase Agreement by and between Ecoark Holdings, Inc. and Reddiamond Partners LLC, dated as of January 13, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361).
10.11	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 6, 2017 (File No. 000-53361).
10.12	Form of Securities Purchase Agreement, dated March 14, 2017, by and between Ecoark Holdings, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361).
10.13	Form of Warrant Agreement of Ecoark Holdings, Inc., dated March 14, 2017, by and between Ecoark Holdings, Inc. and various purchasers of common stock, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361).
10.14	Form of Warrant Agreement of Ecoark Holdings, Inc., dated March 31, 2017, by and between Ecoark Holdings, Inc. and various holders of convertible debt, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 3, 2017 (File No. 000-53361).
10.15	Form of Asset Purchase Agreement, dated as of April 10, 2017 by and among Eco3d Acquisition LLC, the Company, and Eco3d LLC, an indirect wholly-owned subsidiary of the Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 14, 2017 (File No. 000-53361).

10.16	Form of Securities Purchase Agreement, dated May 22, 2017, by and between Ecoark Holdings, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361).
10.17	Form of Warrant Agreement of Ecoark Holdings, Inc., dated May 22, 2017, by and between Ecoark Holdings, Inc. and various purchasers of common stock, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361).
10.18	Exchange Agreement, entered into on May 18, 2017 by and among the Company, Zest Labs, Inc., 440labs, Inc., SphereIt, LLC and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2017 (File No. 000-53361).
10.19	Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, effective June 13, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated and filed with the SEC on June 14, 2017 (File No. 333-218748).
10.20	Form of Stock Option Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2017 (File No. 000-53361).
10.21	Form of Restricted Stock Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2017 (File No. 000-53361).
10.22	Form of Restricted Stock Unit Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2017 (File No. 000-53361).
10.23	Form of Securities Purchase Agreement, dated March 14, 2018, by and between Ecoark Holdings, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 20, 2018 (File No. 000-53361).
10.24	Form of Warrant Agreement of Ecoark Holdings, Inc., dated March 14, 2018, by and between Ecoark Holdings, Inc. and various purchasers of common stock, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 20, 2018 (File No. 000-53361).
10.25	Separation Agreement between the Company and Jay Puchir, dated May 11, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 17, 2018 (File No. 000-53361).
10.26	Asset Purchase Agreement, dated as of August 8, 2018, by and among Virterras Materials US LLC, Sable Polymer Solutions, LLC, Pioneer Products, LLC, Ecoark, Inc., and Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2018 (File No. 000-53361).
10.27	Form of Loan and Security Agreement, dated December 28, 2018, by and between Trend Discovery SPV I, LLC and Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of January 4, 2019 (File No. 000-53361).
(16)	Letter re change in certifying accountant
16.1	Letter from KBL, LLP dated November 19, 2019 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC as of November 19, 2018 (File No. 000-53361).
(21)	Subsidiaries of the Registrant
21.1	List of Subsidiaries
(23)	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certification
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Press Release dated August 1, 2018 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed with the SEC as of August 1, 2018 (File No. 000-53361).
99.2	Press Release dated March 13, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 15, 2019 (File No. 000-53361).
(101)	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecoark Holdings, Inc.
(Registrant)

Date: August 19, 2019	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2019	By:	/s/ WILLIAM B. HOAGLAND
William B. Hoagland
Principal Financial Officer

Date: August 19, 2019	By:	/s/ STEVEN K. NELSON
Steven K. Nelson
Director

Date: August 19, 2019	By:	/s/ PETER MEHRING
Peter Mehring
Director

Date: August 19, 2019	By:	/s/ GARY METZGER
Gary Metzger
Director

Date: August 19, 2019	By:	/s/ MICHAEL GREEN
Michael Green
Director

Date: August 19, 2019	By:	/s/ JOHN CAHILL
John Cahill
Director