Form 10-Q
period 2019-06-30
Ecoark Holdings, Inc.
filed 2019-09-17
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Series B Convertible Preferred	ZEST	OTCQX

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

There were 62,648,301 shares of the Registrant’s $0.001 par value common stock outstanding as of September 13, 2019.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands,
	except per share data)
	June 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($15 pledged as collateral for credit)	$34	$244
Accounts receivable, net of allowance of $569 and $573 as of June 30, 2019 and March 31, 2019, respectively	133	520
Prepaid expenses and other current assets	272	900
Current assets held for sale	-	23
Total current assets	439	1,687
NON-CURRENT ASSETS
Goodwill	3,223	-
Property and equipment, net	747	824
Other assets	26	27
Total non-current assets	3,996	851
TOTAL ASSETS	$4,435	$2,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,292	$1,416
Accrued liabilities	898	828
Note payable	1,810	1,350
Notes payable – related parties	298	-
Derivative liabilities	2,159	3,104
Current liabilities held for sale	-	34
Total current liabilities	6,457	6,732
NON-CURRENT LIABILITIES	-	-
COMMITMENTS AND CONTINGENCIES
Total liabilities	6,457	6,732

STOCKHOLDERS’ DEFICIT (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued
Common stock, $0.001 par value; 100,000 shares authorized, 58,071 shares issued and 57,486 shares outstanding as of June 30, 2019 and 52,571 shares issued and 51,986 shares outstanding as of March 31, 2019	58	53
Additional paid-in-capital	117,123	113,310
Accumulated deficit	(117,532)	(115,886)
Treasury stock, at cost	(1,671)	(1,671)
Total stockholders’ deficit	(2,022)	(4,194)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,435	$2,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2019	2018
	(Dollars in thousands,
	except per share data)
		(Restated)
CONTINUING OPERATIONS:
REVENUES	$35	$753
COST OF REVENUES	45	430
GROSS PROFIT (LOSS)	(10)	323
OPERATING EXPENSES:
Selling, general and administrative	1,550	2,091
Depreciation, amortization, and impairment	77	309
Research and development	897	870
Total operating expenses	2,524	3,270
Loss from continuing operations before other income (expense)	(2,534)	(2,947)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	945	321
Interest expense, net of interest income	(59)	(11)
Total other income (expense)	886	310
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,648)	(2,637)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(590)
Gain on disposal of discontinued operations	2	-
Total discontinued operations	2	(590)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(1,646)	$(3,227)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.03)	$(0.06)
Discontinued operations	$-	$(0.01)
Total	$(0.03)	$(0.07)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	53,819	48,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2019 AND 2018

	(Dollar amounts and number of shares in thousands)
	Preferred		Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance at March 31, 2019	-	$-	52,571	$53	$113,310	$(115,886)	$(1,671)	$(4,194)

Shares issued – Trend Holdings acquisition	-	-	5,500	5	3,231	-	-	3,236

Share-based compensation	-	-	-	-	582	-	-	582

Net loss for the period	-		-	-	-	(1,646)	-	(1,646)

Balance at June 30, 2019	-	$-	58,071	$58	$117,123	$(117,532)	$(1,671)	$(2,022)
Balance at March 31, 2018 (Restated)	-	$-	49,468	$49	$108,585	$(102,236)	$(1,618)	$4,780

Shares-based compensation	-	-	65	1	1,086	-	-	1,087

Shares purchased from employees in lieu of taxes	-	-	-	-	-	-	(23)	(23)

Net loss for the period	-		-	-	-	(3,227)	-	(3,227)

Balance at June 30, 2018 (Restated)	-	$-	49,533	$50	$109,671	$(105,463)	$(1,641)	$2,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	June 30,
	2019	2018
	(Dollars in thousands)
		(Restated)
Cash flows from operating activities:
Net loss	$(1,646)	$(3,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	77	362
Share-based compensation - services rendered	175	136
Share-based compensation – employees	407	951
Change in fair value of derivative liabilities	(945)	(321)
Loss from discontinued operations	-	590
Gain on sale of discontinued operations	(2)	-
Cash acquired in acquisition	3
Changes in assets and liabilities:
Accounts receivable	387	573
Inventory	-	(437)
Prepaid expenses and other current assets	664	59
Other assets	1	-
Accounts payable	(124)	158
Accrued liabilities	30	(167)
Net cash used in operating activities of continuing operations	(973)	(1,323)
Net cash used in discontinued operations	-	(590)
Net cash used in operating activities	(973)	(1,913)

Cash flows from investing activities:
Proceeds from sale of Magnolia Solar	5	-
Purchases of property and equipment of discontinued operations	-	(46)
Net cash provided by investing activities of continuing operations	5	-
Net cash used in investing activities of discontinued operations	-	(46)
Net cash provided by (used in) investing activities	5	(46)

Cash flows from financing activities:
Proceeds from credit facility	460	-
Advances from related parties	298	-
Purchase of treasury shares from employees for tax withholdings	-	(23)
Net cash provided by (used in) financing activities	758	(23)
NET DECREASE IN CASH	(210)	(1,982)
Cash - beginning of period	244	3,730
Cash - end of period	$34	$1,748

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$11
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Assets acquired via acquisition of Trend Discovery Holdings, Inc.:
Receivables	$10	$-
Other assets	$1	$-
Goodwill	$3,223	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2019

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings, Inc. (“Ecoark Holdings” or the “Company”) is an innovative AgTech company that is focused on modernizing the post-harvest fresh food supply chain for a wide range of organizations including growers, distributors and retailers. Ecoark Holdings is a holding company that supports the businesses of its subsidiaries. Ecoark Holdings is the parent company of Trend Discovery Holdings, Inc., Ecoark, Inc. and Magnolia Solar Inc. (through its sale in May 2019).

Trend Discovery Holdings, Inc. (“Trend Holdings”) is a holding company which earns management fees and whose primary asset is Trend Discovery Capital Management.  Trend Discovery Capital Management manages several entities including Trend Discovery LP and Trend Discovery SPV I.  Trend Discovery LP is a hybrid hedge fund. Trend Discovery LP primarily invests in early-stage startups.

Ecoark, Inc. (“Ecoark”) is the parent company of Zest Labs, Inc. and Pioneer Products, LLC.

Zest Labs, Inc. (“Zest Labs”) is located in San Jose, California and offers freshness management solutions for food retailers, restaurants, growers, processors and suppliers. It is the parent company of 440labs, Inc.

440labs, Inc. (“440labs”) is located near Boston, Massachusetts and is a software development and information solutions provider for cloud, mobile, and IoT (Internet of Things) applications.

Pioneer Products, LLC (“Pioneer Products” or “Pioneer”) was involved in the selling of recycled plastic products and the owner of Sable Polymer Solutions, LLC. Pioneer ceased operations in early 2019.

Sable Polymer Solutions, LLC (“Sable”) was located in Flowery Branch, Georgia and specialized in the sale, purchase, and processing of post-consumer and post-industrial plastic materials. The key assets of Sable were sold in March 2019.

Magnolia Solar Inc. (“Magnolia Solar”) is principally engaged in the development of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar was sold in May 2019.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2019

Principles of Consolidation

The condensed consolidated financial statements of Ecoark Holdings and its subsidiaries and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

Reclassifications

The Company has reclassified certain amounts in the June 30, 2018 condensed consolidated financial statements to be consistent with the June 30, 2019 presentation. Reclassifications relating to the discontinued operations are described in Note 2. The reclassifications had no impact on net loss or net cash flows for the three months ended June 30, 2018.

Segment Information

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings now consist of two segments, Trend Holdings and Zest Labs.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 and later updated with ASU 2019-01 in March 2019 Leases (Topic 842). The ASU’s change the accounting for leased assets, principally by requiring balance sheet recognition of assets under lease arrangements. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. On adoption, the Company recognized additional operating liabilities of approximately $99, with corresponding right of use assets of $99 based on the present value of the remaining minimum rental payments under leasing standards for existing operating leases.

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company adopted ASU 2018-07 effective April 1, 2019. The adoption did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

There were other updates recently issued which represent technical corrections to the accounting literature or application to specific industries or transactions that are not expected to have a material impact, if any impact, on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $117,532 since inception. The accumulated deficit together with losses of $1,646 for the three months ended June 30, 2019, and net cash used in operating activities in the three months ended June 30, 2019 of $973, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

These condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company has raised additional capital through various offerings in addition to a credit facility. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. There can be no assurance that such capital will be available or on terms acceptable to the Company. There can also be no assurance that the Company will have met the SEC’s Form S-3 eligibility requirements to use its shelf registration. The Company intends to further develop its product offerings and customer bases and has opportunities from the Trend Holdings acquisition. The Company’s plans to achieve profitability include evaluating the cost structure and processes of its operations, both at the margin and operating expense levels, as well as pursuing additional strategic acquisitions and dispositions. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern as determined by management. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2019

NOTE 2: DISCONTINUED OPERATIONS

As a result of receiving letters of intent for the sale of key assets of Sable, Pioneer and Magnolia Solar, and the approval by the Company’s Board in May 2018 to sell the assets, those assets were included in assets held for sale and their operations included in discontinued operations. All discontinued operations have been sold or ceased operations by June 30, 2019, so there are no remaining assets or liabilities of the discontinued operations.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheet as of March 31, 2019 consisted of the following:

Other current assets	$23
Current assets – held for sale	$23

Accounts payable	23
Accrued liabilities	11
Current liabilities – held for sale	$34

Major line items constituting loss from discontinued operations in the condensed consolidated statements of operations consisted of the following:

	Three months ended June 30,
	2019	2018
Revenue	$-	$2,479
Cost of revenue	-	2,845
Gross loss	-	(366)
Operating expenses	-	224
Loss from discontinued operations	$-	$(590)
Non-cash expenses	$-	$61

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

Non-cash expenses above consist principally of depreciation, amortization and impairment expense. Capital expenditures of discontinued operations were principally at Sable and amounted to $0 and $46 for the three months ended June 30, 2019 and 2018, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2019

NOTE 3: RESTATEMENTS

In connection with the preparation of the Company’s consolidated financial statements as of and for the fiscal year ended March 31, 2019, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017 and 2018. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations. Accordingly, the Company restated its previously issued consolidated financial statements and the related disclosures for the fiscal year ended March 31, 2018 and interim periods in fiscal years 2018 and 2019 as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”). The adjustment to the opening balance sheet as of April 1, 2017 consisted of establishing a current derivative liability of $3,351, offset by a reduction in additional paid-in-capital of $4,180 and a reduction of accumulated deficit of $829.

The categories of misstatements and their impact on previously reported consolidated financial statements are described below:

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

Change in Fair Value of Derivative Liabilities: The recognition, measurement and presentation and disclosure related to changes in the fair value of the derivative liability

In addition to the restatement of the financial statements, certain information within the notes to the financial statements referred to below that were included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019 were impacted. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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
JUNE 30, 2019

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cashflows for the three months ended June 30, 2018 to the corresponding restated consolidated financial statements for that period.

CONSOLIDATED BALANCE SHEET

	June 30,	Restatement	June 30,
	2018	Adjustments	2018
	(As Reported)		(Restated)

ASSETS
CURRENT ASSETS
Cash ($100 pledged as collateral for credit)	$1,748		$1,748
Accounts receivable, net of allowance of $87	2,014		2,014
Prepaid expenses	208		208
Current assets held for sale	1,087		1,087
Total current assets	5,057		5,057
NON-CURRENT ASSETS
Property and equipment, net	2,448		2,448
Intangible assets, net	1,407		1,407
Non-current assets held for sale	1,018		1,018
Other assets	26		26
Total non-current assets	4,899		4,899
TOTAL ASSETS	$9,956		$9,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,537		$2,537
Accrued liabilities	914		914
Current portion of long-term debt	500		500
Warrant derivative liabilities		$3,373	3,373
Current liabilities held for sale	15		15
Total current liabilities	3,966	3,373	7,339

COMMITMENTS AND CONTINGENCIES
Total liabilities	3,966	3,373	7,339

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued
Common stock, $0.001 par value; 100,000 shares authorized, 49,533 shares issued and 48,972 shares outstanding	50		50
Additional paid-in-capital	123,510	(13,839)	109,671
Accumulated deficit	(115,929)	10,466	(105,463)
Treasury stock, at cost	(1,641)		(1,641)
Total stockholders’ equity	5,990	(3,373)	2,617
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,956	-	$9,956

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	June 30, 2018
	(As Reported)	Restatement Adjustments	(Restated)
CONTINUING OPERATIONS:
REVENUES	$753		$753
COST OF REVENUES	430		430
GROSS PROFIT (LOSS)	323		323
OPERATING EXPENSES:
Selling, general and administrative	2,091		2,091
Depreciation, amortization, and impairment	309		309
Research and development	870		870
Total operating expenses	3,270		3,270
Loss from continuing operations before other expenses	(2,947)		(2,947)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	-	$321	321
Interest expense, net of interest income	(11)		(11)
Total other expenses	(11)	321	310
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,958)	321	(2,637)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(590)		(590)
Gain on disposal of discontinued operations	-		-
Total discontinued operations	(590)		(590)
PROVISION FOR INCOME TAXES	-		-
NET LOSS	$(3,548)	$321	$(3,227)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.06)		$(0.06)
Discontinued operations	$(0.01)		$(0.01
Total	$(0.07)		$(0.07)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	48,960		48,960

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2019

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	June 30, 2018
	As Reported	Restatement Adjustments	Restated
Cash flows from operating activities:
Net loss	$(3,548)	$321	$(3,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	362		362
Shares of common stock issued for services rendered	136		136
Share-based compensation – stock – employees	951		951
Loss from discontinued operations	590		590
Change in fair value of derivative liabilities	-	(321)	(321)
Changes in assets and liabilities:
Accounts receivable	573		573
Inventory	(437)		(437)
Prepaid expenses	46		46
Other current assets	13		13
Accounts payable	158		158
Accrued liabilities	(167)		(167)
Net cash used in operating activities of continuing operations	(1,323)		(1,323)
Net cash used in discontinued operations	(590)		(590)
Net cash used in operating activities	(1,913)		(1,913)

Cash flows from investing activities:
Net cash used in investing activities of discontinued operations	(46)		(46)
Net cash used in investing activities	(46)		(46)

Cash flows from financing activities:
Purchase of treasury shares from employees for tax withholdings	(23)		(23)
Net cash provided by (used in) financing activities	(23)		(23)
NET INCREASE (DECREASE) IN CASH	(1,982)		(1,982)
Cash - beginning of period	3,730		3,730
Cash - end of period	$1,748		$1,748

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$11		$11
Cash paid for income taxes	$-		$-

NOTE 4: REVENUE

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Professional services revenue for the three months ended June 30, 2019 were from management fees earned by Trend Holdings and in 2018 from a project with a major retailer. Several Software as a Service (“SaaS”) projects earned revenue in 2019 and 2018.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2019

The following table disaggregates the Company’s revenue by major source:

	Three Months Ended
	June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenue:
Professional services	$23	$750
Software as a Service	12	3
	$35	$753

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2019	March 31, 2019
	(Unaudited)

Zest Labs freshness hardware	$2,493	$2,493
Computers and software costs	222	222
Machinery and equipment	200	200
Total property and equipment	2,915	2,915
Accumulated depreciation and impairment	(2,168)	(2,091)
Property and equipment, net	$747	$824

Depreciation expense for the three months ended June 30, 2019 and 2018 was $77 and $171, respectively.

Property and equipment for Sable was reclassified as assets held for sale as more fully described in Note 2 and accordingly depreciation expense for Sable through May 2018 was included in the loss from discontinued operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2019

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2019	March 31, 2019
	(Unaudited)

Goodwill	$3,223	$-
Patents	1,013	1,013
Outsourced vendor relationships	1,017	1,017
Non-compete agreements	340	340
Total intangible assets	5,593	2,370
Accumulated amortization and impairment	(2,370)	(2,370)
Intangible assets, net	$3,223	$-

The goodwill was recorded as part of the acquisition of Trend Holdings more fully described in Note 15. The patents were recorded as part of the acquisition of Zest Labs. The outsourced vendor relationships and non-compete agreements were recorded as part of the acquisition of 440labs. The intangible assets of Zest Labs and 440labs were fully impaired as of March 31, 2019.

Amortization expense for the three months ended June 30, 2019 and 2018 was $0 and $138, respectively.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2019	March 31, 2019
	(Unaudited)
Vacation and paid time off	$283	$345
Professional fees and consulting costs	218	150
Accrued interest	84	11
Lease liability	73	95
Payroll and employee expenses	47	50
Legal fees	81	108
Other	112	69
	$898	$828

NOTE 8: WARRANT DERIVATIVE LIABILITIES

As described in Note 3, the Company issued common stock and warrants in several private placements in March 2017, May 2017, March 2018 and August 2018. The March and May 2017 and March and August 2018 warrants (collectively the “Derivative Warrant Instruments”) are classified as liabilities. The Derivative Warrant Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2019

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in June 30, 2019 and March 31, 2019 and at inception:

	Three Months Ended	Year Ended
	June 30, 2019	March 31, 2019	Inception

Expected term	2.75 - 4.17 years	3.00 - 4.42 years	5.00 years
Expected volatility	97%	96%	91% - 107%
Expected dividend yield	-	-	-
Risk-free interest rate	1.76%	2.23%	1.80% - 2.77%

The Company’s derivative liabilities associated with the warrants are as follows:

	June 30, 2019	March 31, 2019	Inception
Fair value of 1,000 March 17, 2017 warrants	$162	$256	$4,609
Fair value of 1,850 May 22, 2017 warrants	325	505	7,772
Fair value of 2,565 March 16, 2018 warrants	736	1,040	3,023
Fair value of 2,969 August 14, 2018 warrants	936	1,303	2,892
	$2,159	$3,104	$18,296

During the three months ended June 30, 2019 and 2018 the Company recognized changes in the fair value of the derivative liabilities of $945 and $321, respectively. See additional details on warrant transactions subsequent to June 30, 2019 in Note 19 below.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2019

NOTE 9: NOTE PAYABLE

On December 28, 2018, the Company entered into a $10,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by a demand note executed by the Company. The Company is able to request draws from the lender up to $1,000 with a cap of $10,000, including the $1,000 advanced on December 28, 2018 and an additional $350 advanced through March 31, 2019, and an additional $460 advanced during the three months ended June 30, 2019. If principal is prepaid, the loans may not be re-borrowed and the cap of $10,000 shall be reduced. The Company may make a request for a loan or loans from the lender, at any one time and from time to time, from the date of the Agreement until the earlier of (i) demand by the lender or (ii) December 27, 2020 or the earlier termination of the Agreement pursuant to the terms thereof. Loans made pursuant to the Agreement are secured by a security interest in the Company’s collateral held with the lender and guaranteed by the Company’s subsidiary, Zest Labs.

The Company pays to the lender a commitment fee on the principal amount of each loan requested thereunder in the amount of 3.5% of the amount thereof. The Company also paid an arrangement fee of $300 to the lender which was paid upon execution of the Agreement. The aforementioned fees were and are netted from proceeds advanced and are recorded as interest expense. Zest Labs is a plaintiff in a litigation styled as Zest Labs, Inc. vs Walmart, Inc., Case Number 4:18-cv-00500 filed in the United States District Court for the Eastern District of Arkansas (the “Zest Litigation”). The Company agrees that within five days of receipt by Zest Labs or the Company of any settlement proceeds from the Zest Litigation, the Company will pay or cause to be paid over to lender an additional fee in an amount equal to (i) 0.50 multiplied by (ii) the highest aggregate principal balance of the loans over the life of the loans through the date of the payment from settlement proceeds; provided, however, that such additional fee shall not exceed the amount of the settlement proceeds.

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

Interest expense on the note for the three months ended June 30, 2019 was $62.

NOTE 10: NOTES PAYABLE - RELATED PARTIES

A board member advanced $268 to the Company through June 30, 2019, under the terms of a note payable that bears 10% simple interest per annum, and the principal balance along with accrued interest is payable July 30, 2020 or upon demand. Interest expense on the note for the three months ended June 30, 2019 was $2.

William B. Hoagland, Principal Financial Officer, advanced $30 to the Company in May 2019 pursuant to a note with the same terms as the note with the board member.

NOTE 11: LONG-TERM DEBT

The Company had a secured convertible promissory note (“convertible note”) bearing interest at 10% per annum, entered into on January 10, 2017 for $500 with the principal due in one lump sum payment on or before July 10, 2018. The principal along with accrued interest of $11 was paid on July 2, 2018.

Interest expense on debt for the three months ended June 30, 2019 and 2018 was $0 and $11, respectively.

NOTE 12: STOCKHOLDERS’ EQUITY

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock, par value $0.001. No preferred shares had been issued through June 30, 2019. On August 21, 2019, the Company and two accredited investors entered into a securities purchase agreement pursuant to which the Company sold and issued to the investors an aggregate of 2 shares of Series B Convertible Preferred Stock, par value $0.001 per share at a price of $1,000 per share. See additional details in Note 19 below.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2019

Ecoark Holdings Common Stock

The Company has 100,000 shares of common stock, par value $0.001 which were authorized on March 18, 2016. The Company has outstanding warrants as of June 30, 2019 that are exercisable into 8,384 shares of common stock.

On July 12, 2019, the Company entered into an exchange agreement with investors that are the holders of warrants. As a result of a cashless exercise, the Company issued 4,277 shares of the Company’s common stock to the investors. Upon the issuance of the 4,277 shares, warrants for 5,677 shares were extinguished. See additional details in Note 19 below. On August 21, 2019, the Company issued 300 shares to advisors that assisted with the securities purchase agreement and exchange agreement.

Share-based Compensation

Share-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of operations as follows:

	2013 Incentive Stock Plan	2017 Omnibus Incentive Plan	Non-Qualified Stock Options	Common Stock	Total
Three months ended June 30, 2019
Directors	$-	$100	$-	$-	$100
Employees	-	101	306	-	407
Services	-	75	-	-	75
	$-	$276	$306	$-	$582

Three months ended June 30,2018
Directors	$-	$100	$-	$-	$100
Employees	202	98	651	-	951
Services	-	36	-	-	36
	$202	$234	651	$-	$1,087

NOTE 13: INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $98,472 at June 30, 2019. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The provision (benefit) for income taxes for the three months ended June 30, 2019 and 2018 differs from the amount expected as a result of applying statutory tax rates to the losses before income taxes principally due to establishing a valuation allowance to fully offset the potential income tax benefit. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required taxable income is uncertain, the Company has recorded a full valuation allowance against deferred tax assets.

The Company’s deferred tax assets are summarized as follows:

	June 30, 2019	March 31, 2019
	(Unaudited)
Net operating loss carryover	$20,679	$23,327
Depreciable and amortizable assets	1,748	1,761
Share-based compensation	3,708	3,586
Accrued liabilities	57	57
Allowance for bad debts	120	120
Warrant derivative liabilities	(2,686)	(2,884)
Other	382	381
Less: valuation allowance	(24,008)	(26,348)
Net deferred tax asset	$-	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2019

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at June 30, 2019 and March 31, 2019, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance decreased by $2,340 in the three months ended June 30, 2019. The Company has not identified any uncertain tax positions and has not received any significant notices from tax authorities.

NOTE 14: CONCENTRATIONS

Concentration of Credit Risk. The Company’s customer base for its Zest Lab products is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. J. Terrence Thompson accounted for more than 10% of the Company’s accounts receivable as of June 30, 2019 and March 31, 2019.

Supplier Concentration. Certain of the components and equipment used by the Company in the manufacture of its hardware are available from single-sourced vendors. Shortages could occur in these essential materials and components due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain components or equipment at acceptable prices, it would be required to reduce its operations, which could have a material adverse effect on its results of operations. In addition, the Company may make prepayments to certain suppliers or enter into minimum volume commitment agreements. Should these suppliers be unable to deliver on their obligations or experience financial difficulty, the Company may not be able to recover these prepayments.

The Company occasionally maintains cash balances in excess of the FDIC insured limit. The Company does not consider this risk to be material.

NOTE 15: ACQUISITION OF TREND DISCOVERY HOLDINGS, INC.

On May 31, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”) for the Company to acquire 100% of Trend Holdings pursuant to a merger of Trend Holdings with and into the Company (the “Merger”). The Merger was completed as agreed in the Merger Agreement, the Company is the surviving entity in the Merger and the separate corporate existence of Trend Holdings has ceased to exist. Pursuant to the Merger, each of the 1,000 issued and outstanding shares of common stock of Trend Holdings was converted into 5,500 shares of the Company’s common stock. No cash was paid relating to the acquisition.

The Company acquired the assets and liabilities noted below in exchange for the 5,500 shares and accounted for the acquisition in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows (subject to adjustment):

Cash	$3
Receivables	10
Other assets	1
Goodwill	3,223
$3,237

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Trend Holdings , we may engage a third party independent valuation specialist, however as of the date of this report, the valuation has not been undertaken. The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of May 31, 2019 . The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of tangible assets  acquired; (ii) finalization of the valuations and useful lives for intangible assets; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of the fair value of non-cash consideration.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company expects the purchase price allocations for the acquisition of Trend Holdings  to be completed by the end of the fourth quarter of fiscal 2020. The Company estimated the fair value of the Company’s shares issued on a preliminary basis based on an average of quoted market value.

The goodwill is not expected to be deductible for tax purposes.

The following table shows pro-forma results for the three months ended June 30, 2019 as if the acquisition had occurred on April 1, 2019. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Trend Holdings and the Company.

Revenues	$46
Net loss	$(1,644)
Net loss per share	$(0.03)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

NOTE 16: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking monetary damages and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint will have a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2020 or any individual fiscal quarter. On October 22, 2018, the Court issued an order setting a trial date of June 1, 2020. The order also established deadlines for the completion of fact discovery by October 15, 2019, opening expert reports on October 24, 2019, and dispositive motions, on January 22, 2020. The case is presently in the fact discovery phase.

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

Operating Leases

The Company leased operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The only remaining lease obligation at June 30 is for the Zest Labs facility in San Jose, California that expires in December 2019. Rent expense was as follows for the three months ended June 30:

	2019	2018
Continuing operations	$54	$72
Discontinued operations	-	96
Total	$54	$168

Future minimum lease payments required under the Zest Labs operating lease is $76. On adoption of ASC 842 Leases beginning April 1, 2019, the Company recognized additional operating liabilities of approximately $99, with corresponding right of use assets of $99 based on the present value of the remaining minimum rental payments under leasing standards for existing operating leases.

NOTE 17: FAIR VALUE MEASUREMENTS

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
JUNE 30, 2019

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.  The Company records the fair value of the warrant derivative liabilities disclosed in Note 8 in accordance with ASC 815, Derivatives and Hedging. The fair values of the derivatives were calculated using the Black-Scholes Model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in other income (expense) in the consolidated statement of operations. Other income recorded based upon the change in fair value of the derivative liabilities was $945 and $321 for the three months ended June 30, 2019 and 2018, respectively.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Level 1	Level 2	Level 3
June 30, 2019
Warrant derivative liabilities	-	-	$2,159

March 31, 2019
Warrant derivative liabilities	-	-	$3,104

NOTE 18: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of June 30, 2019, and for the three months ended June 30, 2019, the Company operated in two segments. The segments are Trend Holdings and Zest Labs. Amounts related to discontinued operations are excluded from the amounts in the tables below. The acquisition of Trend holdings on May 31, 2019, caused the reportable segments to change from the previous reporting as a single segment in fiscal 2019. Home office costs are allocated to the two segments based on the relative support provided to those segments.

June 30, 2019	Trend Holdings	Zest Labs	Total
Segmented operating revenues	$23	$12	$35
Cost of revenues	-	45	45
Gross profit (loss)	23	(33)	(10)
Total operating expenses net of depreciation, amortization, and impairment	139	2,308	2,447
Depreciation and amortization	-	77	77
Other (income) expense	(148)	(738)	(886)
Income (loss) from continuing operations	$32	$(1,680)	$(1,648)
Segmented assets
Property and equipment, net	$-	$747	$747
Intangible assets, net	$3,223	$-	$3,223
Capital expenditures	$-	$-	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2019

NOTE 19: SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company has drawn an additional $525 on the credit facility described in Note 9. A board member has advanced to the Company an additional $60 under the note described in Note 10.

On July 12, 2019, the Company entered into an Exchange Agreement with investors (the “Investors”) that are the holders of warrants issued in the Company’s purchase agreements entered into on (i) March 14, 2018 (the “March Purchase Agreement” and such warrants, the “March Warrants”) and (ii) August 9, 2018 (the “August Purchase Agreement” and such warrants, the “August Warrants”, and the March Warrants and the August Warrants, collectively, the “Existing Securities”). The Investors are entitled to, with respect to the March Warrants and the August Warrants, due to the Agreement and Plan of Merger with Trend Holdings the Company entered into on May 31, 2019, an exchange for the March Warrants and August Warrants. As a result of a cashless exercise, the Company issued 4,277 shares of the Company’s common stock to the Investors. Upon the issuance of the 4,277 shares, warrants for 5,677 shares issued in the March Purchase Agreement and August Purchase Agreement were extinguished.

On August 21, 2019 (the “Effective Date”), the Company and two accredited investors (each an “Investor” and, collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company sold and issued to the Investors an aggregate of 2 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a price of $1,000 per share (the “Private Placement”).

Pursuant to the Securities Purchase Agreement, the Company issued to each Investor a warrant (a “Warrant”) to purchase a number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”), equal to the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock purchased by the Investor. Each Warrant has an exercise price equal to $0.51, subject to full ratchet price only anti-dilution provisions in accordance with the terms of the Warrants (the “Exercise Price”), and is exercisable for five years after the Effective Date. In addition, if the market price of the Common Stock on the 11 month anniversary of the closing date of the offering is less than $0.51, holder of the warrants shall be entitled to receive additional shares of common stock based on the number of shares of common stock that would have been issuable upon conversion of the Series B Convertible Preferred Stock had the initial conversion price been equal to the market price at such time (but not less than $0.25) less the number of shares of common stock issued or issuable upon exercise of the Series B Convertible Preferred Stock based on the $0.51 conversion price.

The Company also agreed to amend the current exercise price of the warrants that the investors received in connection with the Securities Purchase Agreements dated March 14, 2017 (the “March Warrants”) and May 22, 2017 (the “May Warrants” and, together with the March Warrants, the “Existing Securities”). The Existing Securities have a current exercise price of $0.59, which was amended from $2.50 on July 12, 2019. The current exercise price for the Existing Securities shall be amended to reduce the exercise price to $0.51, subject to adjustment pursuant to the provisions of the Existing Securities.

Each share of the Series B Preferred Stock has a par value of $0.001 per share and a stated value equal to $1,000 (the “Stated Value”) and is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value by the conversion price of $0.51, subject to certain limitations and adjustments (the “Conversion Price”).

The Company received gross proceeds from the Private Placement of $2,000, before deducting transaction costs, fees and expenses payable by the Company. The Company intends to use the net proceeds of the Private Placement to support the Company’s general working capital requirements.

As required by the Securities Purchase Agreement, each director and officer of the Company has previously entered into a lock-up agreement with the Company whereby each director and officer has agreed that during the period commencing from the Effective Date until 120 days after the Effective Date, such director or officer will not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of or enter into any transaction to dispose of, or establish or increase a put position or liquidate or decrease a call position, with respect to any share of Common Stock or securities convertible, exchangeable or exercisable into, shares of Common Stock. On August 21, 2019, the Company issued 300 shares of common stock to advisors that assisted with the securities purchase agreement and exchange agreement.

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

Impact of Restatement Adjustments on Other Income and Net Loss of Previously Reported Periods

As more fully described in Note 3 to the condensed consolidated financial statements included in this report, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017 and 2018. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations. Accordingly, the Company has restated its previously issued consolidated financial statements for the fiscal year ended March 31, 2018 and interim periods in fiscal years 2018 and 2019 as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”).

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

The adjustment to the opening balance sheet as of April 1, 2017 consisted of establishing a current derivative liability of $3,351, offset by a reduction in additional paid-in-capital of $4,180 and a reduction of accumulated deficit of $829.

For the three months ended June 30, 2018, other income increased by $321 with a corresponding reduction in net loss from $3,548 to $3,227.

Ecoark Holdings, Inc.

Ecoark Holdings is an innovative AgTech company focused on solutions that reduce food waste and improve delivered freshness and product margins for fresh and perishable foods for a wide range of organizations including growers, processors, distributors and retailers. Ecoark Holdings addresses this through its indirect wholly-owned subsidiary: Zest Labs, Inc. (“Zest Labs” or “Zest”). The Company committed to a plan to focus its business on Zest Labs and divested non-core assets in 2019 that included assets of Pioneer Products, LLC (“Pioneer Products” or “Pioneer”) and Magnolia Solar, Inc. (“Magnolia Solar”). Those assets are reported as held for sale and their operations are reported as discontinued operations in the consolidated financial statements. All discontinued operations have been sold or ceased operations by June 30, 2019, so there are no remaining assets or liabilities of the discontinued operations.

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

Trend Holding’s primary asset is Trend Discovery Capital Management.  Trend Discovery Capital Management manages several entities including Trend Discovery LP and Trend Discovery SPV I.  Trend Discovery LP is a hybrid hedge fund with a since inception track record of outperforming the S&P 500. Trend Discovery LP primarily invests in early-stage startups.  In the near-term, Trend Discovery LP’s performance will be driven by its investment in Volans-i, a fully autonomous vertical takeoff and landing (“VTOL”) drone delivery platform.  Trend Discovery LP currently owns approximately 1% of Volans-i, and has participation rights to future financings to maintain its ownership at 1% indefinitely. More information can be found at flyvoly.com.

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

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest Labs initiatives. Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $897 and $870 in the three months ended June 30, 2019 and 2018, respectively, to develop its solutions and differentiate those solutions from competitive offerings. We incurred no capitalized software development costs in the three months ended June 30, 2019 and 2018.

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

Since April 1, 2018, revenues were principally from professional services and more importantly from Software as a Service (“SaaS”) arrangements that we expect to be a principal source of revenue in the future. We adopted a new accounting policy for revenue recognition on April 1, 2017 that had no impact on historical reported results, and it positions us for what we expect our business to be in the future. It requires judgment to apply, but in plain English it recognizes revenue when the Company fulfills the obligations it has committed to in agreements with customers. Judgment is also required to estimate the costs associated with those revenues. The transition from Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 605 to ASC 606, Revenue, was not material to our financial statements.

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

Given the strategic focus on Zest Labs moving forward, we divested the remaining assets and operations that principally consisted of our plastic resin and trash can businesses. The decision to divest approved by our Board resulted in the reclassification of current and historical amounts related to those businesses. Judgment was required to estimate the fair value of the assets that we intended to sell prior to the final sales. We recorded impairments or non-cash write-downs of some of those assets, including intangible assets that include goodwill.

We have been conservative in our treatment of income taxes. Our historical losses have resulted in net operating losses for tax purposes. Applying accounting policies, we have recorded a “valuation allowance” against both current and future tax benefits of the losses. We will not recognize any benefits until such time as we are assured that we will generate taxable income.

RESULTS OF OPERATIONS

Overview

The discussion below addresses the Company’s operations and liquidity which were impacted by the acquisition of Trend Holdings in May 2019 as described above. Results from Sable, Pioneer Products and Magnolia Solar are included as discontinued operations in the statements of operations and therefore, the revenues and expenses for these entities are not included in the amounts and discussion of results of continuing operations below, except in the Net Loss summary.

Results of Continuing Operations for the Three Months Ended June 30, 2019 and 2018

Revenues, Cost of Revenues and Margins

Revenues for the three months ended June 30, 2019 were $35 as compared to $753 for the three months ended June 30, 2018. Professional services revenues of $23 in 2019 were from management and other fees earned by Trend Holdings compared to $750 for the three months ended June 30, 2018 from a project with a large retailer related to freshness solutions. SaaS revenues of $12 in 2019 and $3 in 2018 were from projects with produce distributors and growers.

Cost of revenues for the three months ended June 30, 2019 was $45 as compared to $430 for the three months ended June 30, 2018 resulting in gross loss of $10 in 2019 and gross profit of $323 in 2018. The significant gross profit in 2018 was directly related to the margin in professional services from the project with a large retailer. The gross loss in 2019 was due primarily to costs to execute the Saas projects and royalties for cross license agreements on patents imbedded with Zest freshness solutions intellectual property.

Operating Expenses

Operating expenses for three months ended June 30, 2019 were $2,524 as compared to $3,270 for the three months ended June 30, 2018. The $746 decrease was due primarily to share-based non-cash compensation which decreased by $505 to $582 in the three months ended June 30, 2019 from $1,087 in the three months ended June 30, 2018. Operating expenses excluding share-based non-cash compensation for the three months ended June 30, 2019 decreased $241 from the three months ended June 30, 2018 due to decreases in depreciation and amortization, professional fees and consulting, and decreases in research and development expenditures.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2019 were $1,550 compared with $2,091 for the three months ended June 30, 2018. The $541 decrease was principally due to a $505 decrease in share-based non-cash compensation, a decrease in the use of consultants and efforts to control general and administrative costs including travel and travel-related expenses.

Salaries and related costs for the three months ended June 30, 2019 were $799, down $814 from $1,613 for the three months ended June 30, 2018. The decrease resulted primarily from a $544 decrease in share-based non-cash compensation. A portion of that cost was derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in Note 12 to the condensed consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718-10. Decreases in the number of employees and related costs also contributed to the reduction in salaries and related costs.

Professional fees and consulting expenses for the three months ended June 30, 2019 of $94, were down $166 from $260 incurred for the three months ended June 30, 2018 as the engagement of consultants was significantly decreased during the current period.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the three months ended June 30, 2019 were $77 compared to $309 for the three months ended June 30, 2018. The $232 decrease primarily resulted from impairments of the intangible assets and Zest hardware assets recorded as of March 31, 2019.

Research and Development

Research and development expense increased $27 to $897 in the three months ended June 30, 2019 compared with $870 during the same period in 2018. The expense related primarily to the development of the Zest Labs freshness solutions.

Interest Expense

Interest expense, net of interest income, for the three months ended June 30, 2019 was $64 as compared to $11 for the three months ended June 30, 2018. The increase resulted from interest on the credit facility and advances from related parties in 2019 and interest on convertible notes in 2018.

Net Loss

Net loss for the three months ended June 30, 2019 was $1,646 as compared to $3,227 for the three months ended June 30, 2018. The $1,581 decrease in net loss was primarily due to the $624 increase in other income from the change in fair value of warrant derivative liabilities, the absence of the $590 loss from discontinued operations incurred in 2018, the $505 decrease in non-cash share-based compensation, and the $232 decrease in depreciation and amortization expense, offset by lower gross profit from professional services.

Results of Discontinued Operations

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

At June 30, 2019 and March 31, 2019, we had cash of $34 and $244, respectively, and working capital deficits of $6,018 at June 30, 2019 and $5,045 at March 31, 2019. The Company is dependent upon raising additional capital from future financing transactions.

Net cash used in operating activities was $973 for the three months ended June 30, 2019, as compared to net cash used in operating activities of $1,913 for the three months ended June 30, 2018. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments.

Net cash provided by investing activities was $5 for the three months ended June 30, 2019, as compared to net cash used in investing activities of $46 for the three months ended June 30, 2018

Net cash provided by financing activities in 2019 were $758 and used in financing activities in 2018 was $23. Cash provided by financing in 2019 includes $460 draw on the credit facility and $298 advanced from related parties.

At June 30, 2019, $500 of Ecoark Holdings’ convertible notes payable were due in July 2018 and were paid on July 2, 2018. Future minimum lease payments required under operating leases of continuing operations are $113.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, and March 31, 2019, we had no off-balance sheet arrangements.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently involved in any pending legal proceeding or litigation other than a suit filed by the Company in Arkansas on August 1, 2018, and a suit filed against us in Florida on December 12, 2018. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business that were discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on August 19, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the quarter ended June 30, 2019, which were not registered under the Securities Act of 1933, as amended.

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

Ecoark Holdings, Inc.
(Registrant)

Date: September 17, 2019	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: September 17, 2019	By:	/s/ WILLIAM B. HOAGLAND
William B. Hoagland
Principal Financial Officer