Form 10-Q
period 2019-09-30
Ecoark Holdings, Inc.
filed 2019-11-18
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ZEST	OTCQB

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

There were 68,771,586 shares of the Registrant’s $0.001 par value common stock outstanding as of November 15, 2019.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands,
	except per share data)
	September 30,	March 31,
	2019	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($15 pledged as collateral for credit)	$449	$244
Accounts receivable, net of allowance of $569 and $573 as of September 30, 2019 and March 31, 2019, respectively	53	520
Prepaid expenses and other current assets	216	900
Current assets held for sale	-	23
Total current assets	718	1,687
NON-CURRENT ASSETS
Goodwill	3,223	-
Property and equipment, net	676	824
Other assets	25	27
Total non-current assets	3,924	851
TOTAL ASSETS	$4,642	$2,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$663	$1,416
Accrued liabilities	872	828
Note payable	2,335	1,350
Notes payable – related parties	403	-
Derivative liabilities	2,242	3,104
Current liabilities held for sale	-	34
Total current liabilities	6,515	6,732
NON-CURRENT LIABILITIES	-	-
COMMITMENTS AND CONTINGENCIES
Total liabilities	6,515	6,732

STOCKHOLDERS’ DEFICIT (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; 2 issued	-
Common stock, $0.001 par value; 100,000 shares authorized, 62,648 shares issued and 62,063 shares outstanding as of September 30, 2019 and 52,571 shares issued and 51,986 shares outstanding as of March 31, 2019	63	53
Additional paid-in-capital	121,656	113,310
Accumulated deficit	(121,921)	(115,886)
Treasury stock, at cost	(1,671)	(1,671)
Total stockholders’ deficit	(1,873)	(4,194)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,642	$2,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
		(Restated)		(Restated)
CONTINUING OPERATIONS:
REVENUES	$44	$286	$79	$1,039
COST OF REVENUES	16	207	61	637
GROSS PROFIT	28	79	18	402
OPERATING EXPENSES:
Selling, general and administrative	1,683	2,493	3,232	4,584
Depreciation, amortization, and impairment	71	308	148	617
Research and development	788	771	1,685	1,641
Total operating expenses	2,542	3,572	5,065	6,842
Loss from continuing operations before other expenses	(2,514)	(3,493)	(5,047)	(6,440)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	(960)	715	(16)	1,036
Loss on exchange of warrants for common stock	(839)		(839)
(Interest expense), net of interest income	(76)	4	(135)	(7)
Total other income (expenses)	(1,875)	719	(990)	1,029
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(4,389)	(2,774)	(6,037)	(5,411)
DISCONTINUED OPERATIONS:
Loss from discontinued operations		(576)	-	(1,166)
Gain on disposal of discontinued operations	-	-	2	-
Total discontinued operations		(576)	2	(1,166)
PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(4,389)	$(3,350)	$(6,035)	$(6,577)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.07)	$(0.07)	$(0.10)	$(0.13)
Discontinued operations	-	(0.01)	-	(0.02)
Total	$(0.07)	$(0.08)	$(0.10)	$(0.15)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	61,967	50,500	58,227	49,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	(Dollar amounts and number of shares in thousands)
	Preferred		Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance at March 31, 2019	-	$-	52,571	$53	$113,310	$(115,886)	$(1,671)	$(4,194)

Shares issued – Trend Holdings acquisition	-	-	5,500	5	3,231	-	-	3,236

Share-based compensation	-	-	-	-	582	-	-	582

Net loss for the period	-		-	-	-	(1,646)	-	(1,646)

Balance at June 30, 2019	-	-	58,071	58	117,123	(117,532)	(1,671)	(2,022)
Shares issued in exchange for warrants	-	-	4,277	4	3,289	-	-	3,293

Shares issued for services rendered	-	-	300	1	210	-	-	211

Preferred stock issuance	2	-	-	-	404	-	-	404

Share-based compensation	-	-	-	-	630	-	-	630

Net loss for the period	-		-	-	-	(4,389)	-	(4,389)

Balance at September 30, 2019	2	$-	62,648	$63	$121,656	$(121,921)	$(1,671)	$(1,873)
Balance at March 31, 2018 (Restated)	-	$-	49,468	$49	$108,585	$(102,236)	$(1,618)	$4,780

Shares-based compensation	-	-	65	1	1,086	-	-	1,087

Shares purchased from employees in lieu of taxes	-	-	-	-	-	-	(23)	(23)

Net loss for the period	-	-	-	-	-	(3,227)	-	(3,227)

Balance at June 30, 2018 (Restated)			49,533	50	109,671	(105,463)	(1,641)	2,617

Shares issued	-	-	2,969	3	1,646	-	-	1,649

Shares-based compensation	-	-	350	-	1,014	-	-	1,014

Shares purchased from employees in lieu of taxes	-	-	-	-	-	-	(19)	(19)

Net loss for the period	-	-	-	-	-	(3.350)	-	(3.350)

Balance at September 30, 2018 (Restated)	-	$-	52,537	$53	$112,331	$(108,813)	$(1,660)	$1,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	September 30,
	2019	2018
	(Dollars in thousands)
		(Restated)
Cash flows from operating activities:
Net loss	$(6,035)	$(6,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	148	617
Share-based compensation - services rendered	522	200
Share-based compensation – employees	900	1,900
Change in fair value of derivative liabilities	16	(1,036)
Loss on exchange of warrants for common stock	839
Commitment fees on credit facility advances	34
Loss from discontinued operations	-	1,166
Gain on sale of discontinued operations	(2)	-
Cash acquired in acquisition	3	-
Changes in assets and liabilities:
Accounts receivable	467	1,401
Inventory	-	(147)
Prepaid expenses and other current assets	717	48
Other assets	1	-
Accounts payable	(753)	(1,134)
Accrued liabilities	9	(226)
Net cash used in operating activities of continuing operations	(3,134)	(3,788)
Net cash used in discontinued operations	-	(1,114)
Net cash used in operating activities	(3,134)	(4,902)

Cash flows from investing activities:
Proceeds from sale of Magnolia Solar	5	-
Purchases of property and equipment	-	(18)
Net cash provided by (used in) investing activities of continuing operations	5	(18)
Net cash used in investing activities of discontinued operations	-	(166)
Net cash provided by (used in) investing activities	5	(184)

Cash flows from financing activities:
Proceeds from credit facility	951	-
Advances from related parties	403	-
Proceeds from issuance of preferred stock, net of fees	1,980
Proceeds from issuance of common stock, net of fees	-	4,221
Repayment of debt	-	(500)
Purchase of treasury shares from employees for tax withholdings	-	(42)
Net cash provided by financing activities	3,334	3,679
NET INCREASE (DECREASE) IN CASH	205	(1,407)
Cash - beginning of period	244	3,730
Cash - end of period	$449	$2,323

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$11
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Exchange of common stock for warrants	$3,293	$-
Assets acquired via acquisition of Trend Discovery Holdings, Inc.:
Receivables	$10	$-
Other assets	$1	$-
Goodwill	$3,223	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings, Inc. (“Ecoark Holdings” or the “Company”) is an innovative AgTech company that is focused on modernizing the post-harvest fresh food supply chain for a wide range of organizations including growers, distributors and retailers. Ecoark Holdings is a holding company that supports the businesses of its subsidiaries. Ecoark Holdings is the parent company of Trend Discovery Holdings, LLC, Ecoark, Inc. and Magnolia Solar Inc. (through its sale in May 2019).

Trend Discovery Holdings, LLC (“Trend Holdings”) is a holding company which earns management fees and whose primary asset is Trend Discovery Capital Management.  Trend Discovery Capital Management manages several entities including Trend Discovery LP and Trend Discovery SPV I.  Trend Discovery LP is a hybrid hedge fund. Trend Discovery LP primarily invests in early-stage startups.

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

Reclassifications

The Company has reclassified certain amounts in the September 30, 2018 condensed consolidated financial statements to be consistent with the September 30, 2019 presentation. Reclassifications relating to the discontinued operations are described in Note 2. The reclassifications had no impact on net loss or net cash flows for the six months ended September 30, 2018.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02 and later updated with ASU 2019-01 in March 2019 Leases (Topic 842). The ASU’s change the accounting for leased assets, principally by requiring balance sheet recognition of assets under lease arrangements. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. On adoption, the Company recognized additional operating liabilities of approximately $99, with corresponding right of use assets of $99 based on the present value of the remaining minimum rental payments under leasing standards for existing operating leases.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. This ASU is intended to simplify the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. It is effective for annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2019. It is not possible to determine or estimate the impact on our consolidated financial statements at this time.

There were other updates recently issued which represent technical corrections to the accounting literature or application to specific industries or transactions that are not expected to have a material impact, if any impact, on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $121,921 since inception. The accumulated deficit together with losses of $6,035 for the six months ended September 30, 2019, and net cash used in operating activities in the six months ended September 30, 2019 of $3,134, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

NOTE 2: DISCONTINUED OPERATIONS

As a result of receiving letters of intent for the sale of key assets of Sable, Pioneer and Magnolia Solar, and the approval by the Company’s Board in May 2018 to sell the assets, those assets were included in assets held for sale and their operations included in discontinued operations. All discontinued operations have been sold or ceased operations by September 30, 2019, so there are no remaining assets or liabilities of the discontinued operations.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheet as of March 31, 2019 consisted of the following:

Other current assets	$23
Current assets – held for sale	$23

Accounts payable	$23
Accrued liabilities	11
Current liabilities – held for sale	$34

Major line items constituting loss from discontinued operations in the condensed consolidated statements of operations consisted of the following:

	Six months ended September 30,
	2019	2018
Revenue	$-	$2,479
Cost of revenue	-	2,845
Gross loss	-	(366)
Operating expenses	-	224
Loss from discontinued operations	$-	$(590)
Non-cash expenses	$-	$61

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

Non-cash expenses above consist principally of depreciation, amortization and impairment expense. Capital expenditures of discontinued operations were principally at Sable and amounted to $0 and $166 for the six months ended September 30, 2019 and 2018, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

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
SEPTEMBER 30, 2019

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cashflows for the periods ended September 30, 2018 to the corresponding restated consolidated financial statements for those periods.

CONSOLIDATED BALANCE SHEET

	September 30,	Restatement	September 30,
	2018	Adjustments	2018
	(As Reported)		(Restated)

ASSETS
CURRENT ASSETS
Cash ($35 pledged as collateral for credit)	$2,323		$2,323
Accounts receivable, net of allowance of $87	1,216		1,216
Prepaid expenses and other current assets	217		217
Current assets held for sale	768		768
Total current assets	4,524		4,524
NON-CURRENT ASSETS
Property and equipment, net	2,297		2,297
Intangible assets, net	1,269		1,269
Non-current assets held for sale	1,137		1,137
Other assets	27		27
Total non-current assets	4,730		4,730
TOTAL ASSETS	$9,254		$9,254

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,243		$1,243
Accrued liabilities	869		869
Warrant derivative liabilities		$5,228	5,228
Current liabilities held for sale	3		3
Total current liabilities	2,115	5,228	7,343

COMMITMENTS AND CONTINGENCIES
Total liabilities	2,115	5,228	7,343

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued
Common stock, $0.001 par value; 100,000 shares authorized, 49,533 shares issued and 48,972 shares outstanding	53		53
Additional paid-in-capital	128,740	(16,409)	112,331
Accumulated deficit	(119,994)	11,181	(108,813)
Treasury stock, at cost	(1,660)		(1,660)
Total stockholders’ equity	7,139	(5,228)	1,911
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,254	$-	$9,254

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended			Six Months Ended
	September 30, 2018			September 30, 2018
	(As Reported)	Restatement Adjustments	(Restated)	(As Reported)	Restatement Adjustments	(Restated)
CONTINUING OPERATIONS:
REVENUES	$286		$286	$1,039		$1,039
COST OF REVENUES	207		207	637		637
GROSS PROFIT (LOSS)	79		79	402		402
OPERATING EXPENSES:
Selling, general and administrative	2,493		2,493	4,584		4,584
Depreciation, amortization, and impairment	308		308	617		617
Research and development	771		771	1,641		1,641
Total operating expenses	3,572		3,572	6,842		6,842
Loss from continuing operations before other expenses	(3,493)		(3,493)	(6,440)		(6,440)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability		$715	$715		$1,036	1,036
(Interest expense), net of interest income	4		4	(7)		(7)
Total other expenses	4	715	719	(7)	1,036	1,029
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,489)	715	(2,774)	(6,447)	1,036	(5,411)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(576)		(576)	(1,166)		(1,166)
Gain on disposal of discontinued operations	-		-	-		-
Total discontinued operations	(576)		(576)	(1,166)		(1,166)
PROVISION FOR INCOME TAXES	-		-	-		-
NET LOSS	$(4,065)	715	$(3,350)	$(7,613)	1,036	$(6,577)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.07)		$(0.07)	$(0.13)		$(0.13)
Discontinued operations	(0.01)		(0.01)	(0.02)		(0.02)
Total	$(0.08)		$(0.08)	$(0.15)		$(0.15)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	50,500		50,500	49,739		49,739

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	September 30, 2018
	As Reported	Restatement Adjustments	Restated
Cash flows from operating activities:
Net loss	$(7,613)	$1,036	$(6,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	617		617
Shares of common stock issued for services rendered	200		200
Share-based compensation – stock – employees	1,900		1,900
Loss from discontinued operations	1,166		1,166
Change in fair value of derivative liabilities	-	(1,036)	(1,036)
Changes in assets and liabilities:
Accounts receivable	1,401		1,401
Inventory	(147)		(147)
Prepaid expenses	13		13
Other current assets	35		35
Accounts payable	(1,134)		(1,134)
Accrued liabilities	(226)		(226)
Net cash used in operating activities of continuing operations	(3,788)		(3,788)
Net cash used in discontinued operations	(1,114)		(1,114)
Net cash used in operating activities	(4,902)		(4,902)

Cash flows from investing activities:
Purchases of property and equipment	(18)		(18)
Net cash used in investing activities of continuing operations	(18)		(18)
Net cash used in investing activities of discontinued operations	(166)		(166)
Net cash used in investing activities	(184)		(184)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	4,221		4,221
Repayment of debt	(500)		(500)
Purchase of treasury shares from employees for tax withholdings	(42)		(42)
Net cash provided by financing activities	3,679		3,679
NET INCREASE (DECREASE) IN CASH	(1,407)		(1,407)
Cash - beginning of period	3,730		3,730
Cash - end of period	$2,323		$2,323

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$11		$11
Cash paid for income taxes	$-		$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

NOTE 4: REVENUE

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Professional services revenue for the six months ended September 30, 2019 were from management fees earned by Trend Holdings and in 2018 from a project with a major retailer. Several Software as a Service (“SaaS”) projects earned revenue in 2019 and 2018.

The following table disaggregates the Company’s revenue by major source:

	Six Months Ended
	September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Revenue:
Professional services	$51	$1,000
Software as a Service	28	39
	$79	$1,039

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2019	March 31, 2019
	(Unaudited)

Zest Labs freshness hardware	$2,493	$2,493
Computers and software costs	222	222
Machinery and equipment	200	200
Total property and equipment	2,915	2,915
Accumulated depreciation and impairment	(2,239)	(2,091)
Property and equipment, net	$676	$824

Depreciation expense for the six months ended September 30, 2019 and 2018 was $148 and $340, respectively. Depreciation expense for the three months ended September 30, 2019 and 2018 was $71 and $169, respectively.

Property and equipment for Sable was reclassified as assets held for sale as more fully described in Note 2 and accordingly depreciation expense for Sable through May 2018 was included in the loss from discontinued operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2019	March 31, 2019
	(Unaudited)

Goodwill	$3,223	$-
Patents	1,013	1,013
Outsourced vendor relationships	1,017	1,017
Non-compete agreements	340	340
Total intangible assets	5,593	2,370
Accumulated amortization and impairment	(2,370)	(2,370)
Intangible assets, net	$3,223	$-

The goodwill was recorded as part of the acquisition of Trend Holdings more fully described in Note 15. The patents were recorded as part of the acquisition of Zest Labs. The outsourced vendor relationships and non-compete agreements were recorded as part of the acquisition of 440labs. The intangible assets of Zest Labs and 440labs were fully impaired as of March 31, 2019.

Amortization expense for the six months ended September 30, 2019 and 2018 was $0 and $276, respectively.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2019	March 31, 2019
	(Unaudited)
Vacation and paid time off	$189	$345
Professional fees and consulting costs	334	150
Accrued interest	158	11
Lease liability	8	95
Payroll and employee expenses	44	50
Legal fees	72	108
Other	67	69
	$872	$828

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

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

On October 28, 2019, the Company issued 2,243 shares of the Company’s common stock to investors in exchange for the March and May 2017 warrants. Upon the issuance of the 2,243 shares, the March and May 2017 warrants were extinguished.

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

On July 12, 2019, the March and August 2018 warrants were exchanged for 4,277 shares of Company common stock, and all of those warrants were extinguished. The fair value of the shares issued was $3,293, and the fair value of the warrants was $2,455 resulting in a loss of $839 that was recognized on the exchange.

As described further in Note 12 below, on August 22, 2019 the Company issued warrants that can be exercised in exchange for 3,922 shares of Company common stock to investors that invested in shares of Company preferred stock. The fair value of those warrants was estimated to be $1,576 at inception and $1,422 as of September 30, 2019. The accounting treatment for those warrants and the related issuance was consistent with that described in this note and in Note 3.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in September 30, 2019 and March 31, 2019 and at inception:

	Six Months Ended	Year Ended
	September 30, 2019	March 31, 2019	Inception

Expected term	2.50 - 4.92 years	3.00 - 4.42 years	5.00 years
Expected volatility	97%	96%	91% - 107%
Expected dividend yield	-	-	-
Risk-free interest rate	1.55%	2.23%	1.50% - 2.77%

The Company’s derivative liabilities associated with the warrants are as follows:

	September 30, 2019	March 31, 2019	Inception
Fair value of 1,000 March 17, 2017 warrants	$280	$256	$4,609
Fair value of 1,850 May 22, 2017 warrants	540	505	7,772
Fair value of 2,565 March 16, 2018 warrants	-	1,040	3,023
Fair value of 2,969 August 14, 2018 warrants	-	1,303	2,892
Fair value of 3,922 August 22, 2019 warrants	1,422	-	1,576
	$2,242	$3,104	$19,872

During the six months ended September 30, 2019 and 2018 the Company recognized changes in the fair value of the derivative liabilities of $(16) and $1,036, respectively. As described in Note 12 below, the March and August 2018 warrants were exchanged for 4,277 shares of Company common stock and thus were no longer outstanding as of September 30, 2019. See additional details on warrant transactions subsequent to September 30, 2019 in Note 19 below describing that the March and May 2017 warrants were exchanged for 2,243 shares of Company common stock in October 2019, and additional warrants were issued on November 11, 2019.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

NOTE 9: NOTE PAYABLE

On December 28, 2018, the Company entered into a $10,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by a demand note executed by the Company. The Company is able to request draws from the lender up to $1,000 with a cap of $10,000, including the $1,000 advanced on December 28, 2018 and an additional $350 advanced through March 31, 2019, and an additional $985 advanced during the six months ended September 30, 2019. If principal is prepaid, the loans may not be re-borrowed and the cap of $10,000 shall be reduced. The Company may make a request for a loan or loans from the lender, at any one time and from time to time, from the date of the Agreement until the earlier of (i) demand by the lender or (ii) December 27, 2020 or the earlier termination of the Agreement pursuant to the terms thereof. Loans made pursuant to the Agreement are secured by a security interest in the Company’s collateral held with the lender and guaranteed by the Company’s subsidiary, Zest Labs.

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

Interest expense on the note for the three and six months ended September 30, 2019 was $60 and $122, respectively.

NOTE 10: NOTES PAYABLE - RELATED PARTIES

A board member advanced $328 to the Company through September 30, 2019, under the terms of a note payable that bears 10% simple interest per annum, and the principal balance along with accrued interest is payable July 30, 2020 or upon demand. Interest expense on the note for the six months ended September 30, 2019 was $10.

William B. Hoagland, Principal Financial Officer, advanced $30 to the Company in May 2019 pursuant to a note with the same terms as the note with the board member. Randy May, CEO, advanced $45 to the Company in August 2019 pursuant to a note with the same terms as the note with the board member. Interest expense on both of these notes was not material.

NOTE 11: LONG-TERM DEBT

The Company had a secured convertible promissory note (“convertible note”) bearing interest at 10% per annum, entered into on January 10, 2017 for $500 with the principal due in one lump sum payment on or before July 10, 2018. The principal along with accrued interest of $11 was paid on July 2, 2018.

Interest expense on debt for the six months ended September 30, 2019 and 2018 was $0 and $11, respectively.

NOTE 12: STOCKHOLDERS’ EQUITY

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock, par value $0.001. On August 21, 2019 (the “Effective Date”), the Company and two accredited investors entered into a Securities Purchase Agreement pursuant to which the Company sold and issued to the investors an aggregate of 2 shares of Series B Convertible Preferred Stock, par value $0.001 per share at a price of $1,000 per share.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

The Company also agreed to amend the current exercise price of the warrants that the investors received in connection with the Securities Purchase Agreements dated March 14, 2017 (the “March Warrants”) and May 22, 2017 (the “May Warrants” and, together with the March Warrants, the “Existing Securities”). The Existing Securities have a current exercise price of $0.59, which was amended from $2.50 on July 12, 2019. The current exercise price for the Existing Securities shall be amended to reduce the exercise price to $0.51 on August 21, 2019, subject to adjustment pursuant to the provisions of the Existing Securities.

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

On October 15, 2019, nearly all the Series B Preferred Stock shares were converted into 3,761 shares of Common Stock.

On November 11, 2019, the Company and two accredited investors (each an “Investor” and, collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company sold and issued to the Investors an aggregate of 1 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a price of $1,000 per share (the “Private Placement”).

Pursuant to the Securities Purchase Agreement, the Company issued to each Investor a warrant (a “Warrant”) to purchase a number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”), equal to the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock purchased by the Investor. Each Warrant has an exercise price equal to $0.73, subject to full ratchet price only anti-dilution provisions in accordance with the terms of the Warrants (the “Exercise Price”), and is exercisable for five years after the Effective Date. In addition, if the market price of the Common Stock for the five trading days prior to July 22, 2020 is less than $0.73, holder of the warrants shall be entitled to receive additional shares of common stock based on the number of shares of common stock that would have been issuable upon conversion of the Series C Convertible Preferred Stock had the initial conversion price been equal to the market price at such time (but not less than $0.25) less the number of shares of common stock issued or issuable upon exercise of the Series C Convertible Preferred Stock based on the $0.73 conversion price.

Each share of the Series C Preferred Stock has a par value of $0.001 per share and a stated value equal to $1,000 (the “Stated Value”) and is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value by the conversion price of $0.73, subject to certain limitations and adjustments (the “Conversion Price”).

The Company received gross proceeds from the Private Placement of $1,000, before deducting transaction costs, fees and expenses payable by the Company. The Company intends to use the net proceeds of the Private Placement to support the Company’s general working capital requirements.

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

Ecoark Holdings Common Stock

The Company has 100,000 shares of common stock, par value $0.001 which were authorized on March 18, 2016. The Company has outstanding warrants as of September 30, 2019 that are exercisable into 7,657 shares of common stock.

On July 12, 2019, the Company entered into an exchange agreement with investors that are the holders of warrants. As a result of a cashless exercise, the Company issued 4,277 shares of the Company’s common stock to the investors. Upon the issuance of the 4,277 shares, warrants for 5,677 shares were extinguished. The fair value of the shares issued was $3,293, and the fair value of the warrants was $2,455 resulting in a loss of $839 that was recognized on the exchange. On August 21, 2019, the Company issued 300 shares to advisors that assisted with the securities purchase agreement and exchange agreement.

On October 15, 2019, nearly all the Series B Preferred Stock shares were converted into 3,761 shares of Common Stock. On October 28, 2019, the Company issued 2,243 shares of the Company’s common stock to investors in exchange for the March and May 2017 warrants. Upon the issuance of the 2,243 shares, the March and May 2017 warrants were extinguished. On October 31, 2019, the Company issued 120 shares of common stock for services rendered.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

Share-based Compensation

Share-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of operations as follows:

	2013 Incentive Stock Plan	2017 Omnibus Incentive Plan	Non-Qualified Stock Options	Common Stock	Total
Six months ended September 30, 2019
Directors	$-	$200	$-	$-	$200
Employees	-	231	669	-	900
Services	-	111	-	211	322
	$-	$542	$669	$211	$1,422

Six months ended September 30, 2018
Directors	$-	$200	$-	$-	$200
Employees	285	286	1,329	-	1,900
Services	-	-	-	-	-
	$285	$486	1,329	$-	$2,100

NOTE 13: INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $103,208 at September 30, 2019. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The provision (benefit) for income taxes for the six months ended September 30, 2019 and 2018 differs from the amount expected as a result of applying statutory tax rates to the losses before income taxes principally due to establishing a valuation allowance to fully offset the potential income tax benefit. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required taxable income is uncertain, the Company has recorded a full valuation allowance against deferred tax assets.

The Company’s deferred tax assets are summarized as follows:

	September 30, 2019	March 31, 2019
	(Unaudited)
Net operating loss carryover	$21,674	$23,327
Depreciable and amortizable assets	1,733	1,761
Share-based compensation	3,852	3,586
Accrued liabilities	57	57
Allowance for bad debts	120	120
Warrant derivative liabilities	(2,887)	(2,884)
Other	382	381
Total	24,931	26,348
Less: valuation allowance	(24,931)	(26,348)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at September 30, 2019 and March 31, 2019, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance decreased by $1,417 in the six months ended September 30, 2019. The Company has not identified any uncertain tax positions and has not received any significant notices from tax authorities.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

NOTE 14: CONCENTRATIONS

Concentration of Credit Risk. The Company’s customer base for its Zest Lab products is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. J. Terrence Thompson accounted for more than 10% of the Company’s accounts receivable as of September 30, 2019 and March 31, 2019.

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
$3,237

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Trend Holdings, we may engage a third-party independent valuation specialist, however as of the date of this report, the valuation has not been undertaken. The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of May 31, 2019. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of tangible assets acquired; (ii) finalization of the valuations and useful lives for intangible assets; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of the fair value of non-cash consideration.

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

The following table shows pro-forma results for the six months ended September 30, 2019 as if the acquisition had occurred on April 1, 2018. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Trend Holdings and the Company.

	Six Months Ended
	September 30,
	2019	2018
	(Unaudited)	(Unaudited)

Revenues	$90	$1,076
Net loss	$(6,033)	(6,550)
Net loss per share	$(0.10)	$(0.12)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

NOTE 16: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking monetary damages and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint will have a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2020 or any individual fiscal quarter. On October 22, 2018, the Court issued an order setting a trial date of June 1, 2020. The order also established deadlines for the completion of fact discovery by October 15, 2019, opening expert reports on October 24, 2019, and dispositive motions, on January 22, 2020. The fact discovery phase is complete and the case is presently in the expert discovery phase.

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

Operating Leases

The Company leased operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The only remaining lease obligation at September 30 is for the Zest Labs facility in San Jose, California that expires in December 2019. Rent expense was as follows for the six months ended September 30:

	2019	2018
Continuing operations	$122	$111
Discontinued operations	-	207
Total	$122	$318

Rent expense of continuing operations for the three months ended September 30, 2019 and 2018 was $68 and $39, respectively. Future minimum lease payments required under the Zest Labs operating lease are $25. On adoption of ASC 842 Leases beginning April 1, 2019, the Company recognized additional operating liabilities of approximately $99, with corresponding right of use assets of $99 based on the present value of the remaining minimum rental payments under leasing standards for existing operating leases.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended September 30, 2019 and 2018. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.  The Company records the fair value of the warrant derivative liabilities disclosed in Note 8 in accordance with ASC 815, Derivatives and Hedging. The fair values of the derivatives were calculated using the Black-Scholes Model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in other income (expense) in the consolidated statement of operations. Other income (expense) recorded based upon the change in fair value of the derivative liabilities was $(16) and $1,036 for the six months ended September 30, 2019 and 2018, respectively, and $(960) and $715 for the three months ended September 30, 2019 and 2018, respectively.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Level 1	Level 2	Level 3
September 30, 2019
Warrant derivative liabilities	-	-	$2,242

March 31, 2019
Warrant derivative liabilities	-	-	$3,104

NOTE 18: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of September 30, 2019, and for the six months ended September 30, 2019, the Company operated in two segments. The segments are Trend Holdings and Zest Labs. Amounts related to discontinued operations are excluded from the amounts in the tables below. The acquisition of Trend holdings on May 31, 2019, caused the reportable segments to change from the previous reporting as a single segment in fiscal 2019. Home office costs are allocated to the two segments based on the relative support provided to those segments.

Six Months Ended September 30, 2019	Trend Holdings	Zest Labs	Total
Segmented operating revenues	$52	$27	$79
Cost of revenues	-	61	61
Gross profit (loss)	52	(34)	18
Total operating expenses net of depreciation, amortization, and impairment	200	4,717	4,917
Depreciation and amortization	-	148	148
Other (income) expense	-	990	990
Income (loss) from continuing operations	$(148)	$(5,889)	$(6,037)

Three Months Ended September 30, 2019	Trend Holdings	Zest Labs	Total
Segmented operating revenues	$29	$15	$44
Cost of revenues	-	16	16
Gross profit (loss)	29	(1)	28
Total operating expenses net of depreciation, amortization, and impairment	61	2,410	2,471
Depreciation and amortization	-	71	71
Other (income) expense	-	1,875	1,875
Income (loss) from continuing operations	$(32)	$(4,357)	$(4,389)

Segmented assets as of September 30, 2019
Property and equipment, net	$-	$676	$676
Intangible assets, net	$3,223	$-	$3,223
Capital expenditures	$-	$-	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2019

NOTE 19: SUBSEQUENT EVENTS

On October 15, 2019, nearly all the Series B Preferred Stock shares were converted into 3,761 shares of Common Stock.

On October 28, 2019, the Company entered into an Exchange Agreement with investors (the “Investors”) that are the holders of warrants issued in the Company’s purchase agreements entered into on (i) March 17, 2017 (the “March Purchase Agreement” and such warrants, the “March Warrants”) and (ii) May 26, 2017 (the “May Purchase Agreement” and such warrants, the “May Warrants”. The March Warrants and the May Warrants (collectively, the “Existing Securities”) were amended to, among other amendments, reduce the exercise price of the Existing Securities to $0.51.

Subject to the terms and conditions set forth in the Exchange Agreement and in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), the Company issued 2,243 shares of the Company’s common stock to the Investors in exchange for the 2,875 of the Existing Securities. Upon the issuance of the 2,243 shares, the 2,875 Existing Securities were extinguished.

On October 31, 2019, the Company issued 120 shares of common stock for services rendered.

On November 11, 2019, the Company and two accredited investors (each an “Investor” and, collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company sold and issued to the Investors an aggregate of 1 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a price of $1,000 per share (the “Private Placement”).

Pursuant to the Securities Purchase Agreement, the Company issued to each Investor a warrant (a “Warrant”) to purchase a number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”), equal to the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock purchased by the Investor. Each Warrant has an exercise price equal to $0.73, subject to full ratchet price only anti-dilution provisions in accordance with the terms of the Warrants (the “Exercise Price”), and is exercisable for five years after the Effective Date. In addition, if the market price of the Common Stock for the five trading days prior to July 22, 2020 is less than $0.73, holder of the warrants shall be entitled to receive additional shares of common stock based on the number of shares of common stock that would have been issuable upon conversion of the Series C Convertible Preferred Stock had the initial conversion price been equal to the market price at such time (but not less than $0.25) less the number of shares of common stock issued or issuable upon exercise of the Series C Convertible Preferred Stock based on the $0.73 conversion price.

Each share of the Series C Preferred Stock has a par value of $0.001 per share and a stated value equal to $1,000 (the “Stated Value”) and is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value by the conversion price of $0.73, subject to certain limitations and adjustments (the “Conversion Price”).

The Company received gross proceeds from the Private Placement of $1,000, before deducting transaction costs, fees and expenses payable by the Company. The Company intends to use the net proceeds of the Private Placement to support the Company’s general working capital requirements.

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

For the six months ended September 30, 2018, other income increased by $1,036 with a corresponding reduction in net loss from $7,613 to $6,577.

Ecoark Holdings, Inc.

Ecoark Holdings is an innovative AgTech company focused on solutions that reduce food waste and improve delivered freshness and product margins for fresh and perishable foods for a wide range of organizations including growers, processors, distributors and retailers. Ecoark Holdings addresses this through its indirect wholly-owned subsidiary: Zest Labs, Inc. (“Zest Labs” or “Zest”). The Company committed to a plan to focus its business on Zest Labs and divested non-core assets in 2019 that included assets of Pioneer Products, LLC (“Pioneer Products” or “Pioneer”) and Magnolia Solar, Inc. (“Magnolia Solar”). Those assets are reported as held for sale and their operations are reported as discontinued operations in the consolidated financial statements. All discontinued operations have been sold or ceased operations by September 30, 2019, so there are no remaining assets or liabilities of the discontinued operations.

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

Zest Labs currently holds rights to 69 U.S. patents (with additional patents pending), numerous related foreign patents, and U.S. copyrights relating to certain aspects of its Zest Labs’ software, hardware devices including Radio-Frequency Identification (“RFID”) technology, software, and services. In addition, Zest Labs has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services,” and the Zest, Zest Fresh and Zest Delivery logos, ZIPR and numerous other trademarks and service marks. Many of Zest Labs’ products have been designed to include licensed intellectual property obtained from third-parties. Laws and regulations related to wireless communications devices in the jurisdictions in which Zest Labs operates and seeks to operate are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.

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

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest Labs initiatives. Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $1,685 and $1,641 in the six months ended September 30, 2019 and 2018, respectively, to develop its solutions and differentiate those solutions from competitive offerings. Expenses in the three months ended September 30, 2019 and 2018 were $788 and $771, respectively. We incurred no capitalized software development costs in the six months ended September 30, 2019 and 2018.

Intellectual Property

Ecoark Holdings and its subsidiaries have had 69 patents issued by the United States Patent and Trademark Office, and additional patent applications are currently pending.

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

Results of Continuing Operations for the Three Months Ended September 30, 2019 and 2018

Revenues, Cost of Revenues and Margins

Revenues for the three months ended September 30, 2019 were $44 as compared to $286 for the three months ended September 30, 2018. Professional services revenues of $28 in 2019 were from management and other fees earned by Trend Holdings compared to $250 for the three months ended September 30, 2018 from a project with a large retailer related to freshness solutions. SaaS revenues of $16 in 2019 and $36 in 2018 were from projects with produce distributors and growers.

Cost of revenues for the three months ended September 30, 2019 was $16 as compared to $207 for the three months ended September 30, 2018 resulting in gross profit of $28 in 2019 and $79 in 2018. The gross profit in 2019 was due primarily to fees from Trend Holdings and in 2018 from the SaaS projects at Zest.

Operating Expenses

Operating expenses for three months ended September 30, 2019 were $2,542 as compared to $3,572 for the three months ended September 30, 2018. The $1,030 decrease was due primarily to share-based non-cash compensation which decreased by $382 to $630 in the three months ended September 30, 2019 from $1,012 in the three months ended September 30, 2018. Operating expenses excluding share-based non-cash compensation for the three months ended September 30, 2019 decreased $648 from the three months ended September 30, 2018 due to decreases in depreciation and amortization, professional fees and consulting, salaries and related costs, and decreases in research and development expenditures.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2019 were $1,683 compared with $2,493 for the three months ended September 30, 2018. The $810 decrease was principally due to a $382 decrease in share-based non-cash compensation, a decrease in the use of consultants and efforts to control general and administrative costs including salaries and related costs and travel and travel-related expenses.

Salaries and related costs for the three months ended September 30, 2019 were $813, down $595 from $1,408 for the three months ended September 30, 2018. The decrease resulted primarily from a $460 decrease in share-based non-cash compensation. A portion of that cost was derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in Note 12 to the condensed consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718-10. Decreases in the number of employees and related costs also contributed to the reduction in salaries and related costs.

Professional fees and consulting expenses for the three months ended September 30, 2019 of $546, were up $260 from $286 incurred for the three months ended September 30, 2018 was principally due to increased legal expense and costs related to engagement of consultants during the current period.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the three months ended September 30, 2019 were $71 compared to $308 for the three months ended September 30, 2018. The $237 decrease primarily resulted from impairments of the intangible assets and Zest hardware assets recorded as of March 31, 2019.

Research and Development

Research and development expense of $788 in the three months ended September 30, 2019 was essentially flat compared with $771 during the same period in 2018. The expense related primarily to the development of the Zest Labs freshness solutions.

Interest Expense

Interest expense, net of interest income, for the three months ended September 30, 2019 was $76 as compared to interest income of $4 for the three months ended September 30, 2018. The increase in expense resulted from interest on the credit facility and advances from related parties in 2019.

Net Loss

Net loss for the three months ended September 30, 2019 was $4,389 as compared to $3,350 for the three months ended September 30, 2018. The $1,039 increase in net loss was primarily due to $1,675 decrease in other income from the change in fair value of warrant derivative liabilities and lower gross profit from professional services, the $839 loss on exchange of warrants for common stock, offset by the absence of the $576 loss from discontinued operations incurred in 2018, $382 decrease in non-cash share-based compensation, the decrease of $595 of salaries and related costs, and the $237 decrease in depreciation and amortization expense.

Results of Continuing Operations for the Six Months Ended September 30, 2019 and 2018

Revenues, Cost of Revenues and Margins

Revenues for the six months ended September 30, 2019 were $79 as compared to $1,039 for the six months ended September 30, 2018. Professional services revenues of $52 in 2019 were from management and other fees earned by Trend Holdings compared to $1,000 for the six months ended September 30, 2018 from a project with a large retailer related to freshness solutions. SaaS revenues of $28 in 2019 and $36 in 2018 were from projects with produce distributors and growers.

Cost of revenues for the six months ended September 30, 2019 was $61 as compared to $637 for the six months ended September 30, 2018 resulting in gross profit of $18 in 2019 and $402 in 2018. The significant gross profit in 2018 was directly related to the margin in professional services from the project with a large retailer. The gross profit in 2019 was due primarily to Trend Holdings fee income.

Operating Expenses

Operating expenses for six months ended September 30, 2019 were $5,065 as compared to $6,842 for the six months ended September 30, 2018. The $1,777 decrease was due primarily to share-based non-cash compensation which decreased by $678 to $1,422 in the six months ended September 30, 2019 from $2,100 in the six months ended September 30, 2018. Operating expenses excluding share-based non-cash compensation for the six months ended September 30, 2019 decreased $1,099 from the six months ended September 30, 2018 due to decreases in depreciation and amortization, decreases in salaries and related costs and the $839 loss on exchange of warrants for common stock.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended September 30, 2019 were $3,232 compared with $4,584 for the six months ended September 30, 2018. The $1,352 decrease was principally due to a $678 decrease in share-based non-cash compensation, a decrease in the use of consultants and efforts to control general and administrative costs including travel and travel-related expenses.

Salaries and related costs for the six months ended September 30, 2019 were $1,612, down $1,408 from $3,020 for the six months ended September 30, 2018. The decrease resulted primarily from a $1,003 decrease in share-based non-cash compensation. A portion of that cost was derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in Note 12 to the condensed consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718-10. Decreases in the number of employees and related costs also contributed to the reduction in salaries and related costs.

Professional fees and consulting expenses for the six months ended September 30, 2019 of $901, were up $210 from $748 incurred for the six months ended September 30, 2018 as the engagement of consultants was increased and legal expenses were higher during the current period.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the six months ended September 30, 2019 were $148 compared to $617 for the six months ended September 30, 2018. The $469 decrease primarily resulted from impairments of the intangible assets and Zest hardware assets recorded as of March 31, 2019.

Research and Development

Research and development expense increased $44 to $1,685 in the six months ended September 30, 2019 compared with $1,641 during the same period in 2018. The expense related primarily to the development of the Zest Labs freshness solutions.

Interest Expense

Interest expense, net of interest income, for the six months ended September 30, 2019 was $135 as compared to $7 for the six months ended September 30, 2018. The increase resulted from interest on the credit facility and advances from related parties in 2019 versus interest on convertible notes in 2018.

Net Loss

Net loss for the six months ended September 30, 2019 was $6,035 as compared to $6,577 for the six months ended September 30, 2018. The $542 decrease in net loss was primarily due to the $1,052 decrease in other income from the change in fair value of warrant derivative liabilities, the absence of the $1,166 loss from discontinued operations incurred in 2018, the $678 decrease in non-cash share-based compensation, the $469 decrease in depreciation and amortization expense and the $839 loss on exchange of warrants for common stock, offset by lower gross profit from professional services.

Results of Discontinued Operations

Loss from discontinued operations for the three and six months ended September 30, 2018 was $576 and $1,166, respectively. Revenues from discontinued operations for the six months were $5,126, comprised of $5,066 for Pioneer and Sable and $60 for Magnolia Solar. Pioneer had a decrease in sales of consumer trash cans made from recycled materials due to a unit price decrease and fewer promotions by a customer. Losses from discontinued operations for the six months were $1,116 for Pioneer and Sable and $50 for Magnolia Solar.  Pioneer and Sable losses were driven by lower volumes and a unit price decrease as previously described.

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

At September 30, 2019 and March 31, 2019, we had cash of $449 and $244, respectively, and working capital deficits of $5,797 at September 30, 2019 and $5,045 at March 31, 2019. The Company is dependent upon raising additional capital from future financing transactions.

Net cash used in operating activities was $3,134 for the six months ended September 30, 2019, as compared to net cash used in operating activities of $4,902 for the six months ended September 30, 2018. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments.

Net cash provided by investing activities was $5 for the six months ended September 30, 2019, as compared to net cash used in investing activities of $184 for the six months ended September 30, 2018

Net cash provided by financing activities in 2019 were $3,334 and in 2018 was $3,679. Cash provided by financing in 2019 includes $1,980 in proceeds from the issuance of preferred stock, $951 draw on the credit facility and $403 advanced from related parties.

At September 30, 2019, Future minimum lease payments required under operating leases of continuing operations are $25.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, and March 31, 2019, we had no off-balance sheet arrangements.

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

On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking monetary damages and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint will have a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2019 or any individual fiscal quarter. On October 22, 2018, the Court issued an order setting a trial date of June 1, 2020. The order also established deadlines for the completion of fact discovery by October 15, 2019, opening expert reports on October 24, 2019, and dispositive motions, on January 22, 2020. The fact discovery phase is complete, and the case is presently in the expert discovery phase.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business that were discussed in “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC on October 2, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the quarter ended September 30, 2019, which were not registered under the Securities Act of 1933, as amended.

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

Ecoark Holdings, Inc.
(Registrant)

Date: November 18, 2019	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2019	By:	/s/ WILLIAM B. HOAGLAND
William B. Hoagland
Principal Financial Officer