Form 10-Q/A
period 2017-06-30
Ecoark Holdings, Inc.
filed 2019-12-11
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

We are amending this Form 10-Q to correct previous reported amounts and disclosures related to the accounting for warrants in connection with capital raises in March 2017 and May 2017. The results of the corrections impacted the Company’s liabilities, stockholders’ equity and its results of operations and earnings per share calculations.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (RESTATED)

	(Dollars in thousands, except per share data)
	June 30, 2017 (Restated)	March 31, 2017 (Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($265 pledged as collateral for credit)	$11,562	$8,648
Accounts receivable, net of allowance of $25 and $76 as of June 30, and March 31, 2017, respectively	1,462	1,627
Inventory, net of reserves	2,775	2,104
Prepaid expenses	1,227	2,006
Assets held for sale - production equipment	158	158
Other current assets	504	-
Current assets – discontinued operations	-	1,404
Total current assets	17,688	15,947
NON-CURRENT ASSETS
Property and equipment, net	2,254	2,308
Intangible assets, net	2,918	1,567
Non-current assets – discontinued operations	-	366
Other assets	53	53
Total non-current assets	5,225	4,294
TOTAL ASSETS	$22,913	$20,241

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,267	$1,720
Accrued liabilities	1,138	2,620
Derivative liabilities	7,082	3,351
Current liabilities – discontinued operations	-	463
Total current liabilities	9,487	8,154
NON-CURRENT LIABILITIES
Long-term debt, net of current portion	500	500
Long-term debt, net of current portion - related party	100	100
COMMITMENTS AND CONTINGENCIES
Total liabilities	10,087	8,754

STOCKHOLDERS' EQUITY (Number of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 45,528 shares issued and 45,400 shares outstanding as of June 30, 2017, and 42,330 issued and outstanding as of March 31, 2017	45	42
Additional paid-in-capital	93,021	80,845
Accumulated deficit	(79,663)	(69,400)
Treasury stock, at cost, 128 shares as of June 30, 2017	(577)	-
Total stockholders' equity	12,826	11,487
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,913	$20,241

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2017 AND 2016 (RESTATED)

	(Dollars in thousands, except per share data)
	2017	2016
	(Restated)	(Restated)
CONTINUING OPERATIONS:
REVENUES
Revenue from product sales	$2,462	$2,362
Revenue from services	44	31
	2,506	2,393
COST OF REVENUES
Cost of product sales, including $67 and $46 of depreciation expense on manufacturing equipment in 2017 and 2016, respectively	2,753	2,433
Cost of services	41	23
	2,794	2,456
GROSS LOSS	(288)	(63)
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation of $8,551 and $312 in 2017 and 2016, respectively	9,678	1,262
Professional fees and consulting, including share-based compensation of $1,201 and $2,500 in 2017 and 2016, respectively	1,907	3,161
Selling, general and administrative	499	433
Depreciation and amortization	181	109
Research and development	1,620	943
Total operating expenses	13,885	5,908
Loss from continuing operations before other income (expenses)	(14,173)	(5,971)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	3,346	-
Interest expense, net of interest income	(15)	(87)
Total other income (expense)	3,331	(87)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(10,842)	(6,058)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(57)	184
Gain on disposal of discontinued operations	636	-
Total discontinued operations	579	184
PROVISION FOR INCOME TAXES FROM CONTINUING AND DISCONTINUED OPERATIONS	-	-
NET LOSS	(10,263)	(5,874)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	64
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(10,263)	$(5,938)

NET LOSS PER SHARE
Basic: Continuing operations	$(0.24)	$(0.19)
Discontinued operations	$-	$-
Total	$(0.24)	$(0.19)
Diluted: Continuing operations	$(0.24)	$(0.19)
Discontinued operations	$-	$-
Total	$(0.24)	$(0.19)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE (in thousands)
Basic	43,247	30,909
Diluted	43,247	30,909

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY  (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2017 (RESTATED)

	(Dollar amounts and number of shares in thousands)
	Preferred		Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance at March 31, 2017 (Restated)	-	$-	42,330	$42	$80,845	$(69,400)	$-	$11,487

Shares issued for cash in private placement, net of expenses (Restated)	-	-	2,500	3	2,026	-	-	2,029

Share-based compensation - stock - Board of Directors	-	-	28	-	125	-	-	125

Share-based compensation - stock - employees	-	-	581	1	7,047	-	-	7,048

Share-based compensation - options - employees	-	-	-	-	3	-	-	3

Share-based compensation - employment agreements	-	-	300	-	1,500	-	-	1,500

Warrant conversion -cashless	-	-	49	-	-	-	-	-

Shares issued for 440labs acquisition	-	-	300	-	1,500	-	-	1,500

Shares received and canceled - sale of Eco3d	-	-	(560)	(1)	(25)	-	-	(26)

Purchase of treasury shares from employees	-	-	-	-	-	-	(577)	(577)

Net loss for the period	-		-	-	-	(10,263)	-	(10,263)

Balance at June 30, 2017 (Restated)	-	$-	45,528	$45	$93,021	$(79,663)	$(577)	$12,826

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2017 (RESTATED) AND 2016

	(Dollars in thousands)
	2017	2016
	(Restated)
Cash flows from operating activities:

Net loss attributable to controlling interest	$(10,263)	$(5,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including $67 in 2017 and $46 in 2016 included in cost of product sales	254	176
Shares of common stock issued for services rendered	1,201	2,500
Share-based compensation – stock - employees	7,048	-
Share-based compensation – options	3	312
Change in derivative liabilities	(3,346)	-
Change in non-controlling interest on cash	-	64
Cash acquired in acquisition	-	41
Share-based compensation due to employment agreements	1,500	-
(Income) loss from discontinued operations	57	(184)
Gain on sale of discontinued operations	(636)	-
Changes in assets and liabilities:
Accounts receivable	95	(1,053)
Inventory	(494)	145
Prepaid expenses	(290)	(130)
Other current assets	(498)	-
Other assets	4	(107)
Accounts payable	(479)	151
Accrued liabilities	(1,824)	97
Net cash used in operating activities of continuing operations	(7,668)	(3,926)
Net cash provided by discontinued operations	92	255
Net cash used in operating activities	(7,576)	(3,671)

Cash flows from investing activities:
Proceeds from sale of Eco3d	2,006	-
Purchases of short-term investments	-	(3,500)
Pre-acquisition advance to Sable Polymer Solutions	-	(600)
Purchases of property and equipment – continuing operations	(45)	(186)
Net cash provided by (used in) investing activities of continuing operations	1,961	(4,286)
Purchases of property and equipment – discontinued operations	-	(155)
Net cash provided by (used in) investing activities	1,961	(4,441)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	9,106	7,792
Purchase of treasury shares from employees	(577)	-
Repayments of debt - related parties	-	(42)
Repayments of debt	-	(14)
Net cash provided by financing activities	8,529	7,736
NET INCREASE (DECREASE) IN CASH	2,914	(376)
Cash - beginning of period	8,648	8,744
Cash - end of period	$11,562	$8,368
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$15	$90
Cash paid for income taxes	$-	$-
SUMMARY OF NONCASH ACTIVITIES:
Shares issued in conversion of notes payable	$-	$3,718
Inventory in transit recorded as accrued liabilities	$177	$-
Shares issued for accrued board of director fees	$-	$100
Shares issued for prepaid services	$-	$1,714
Assets and liabilities acquired via acquisition of companies:
Receivables, net	$-	$1,250
Inventory	$-	$759
Property and equipment	$-	$2,822
Identifiable intangible assets	$1,435	$1,028
Goodwill	$65	$1,264
Other assets	$-	$36
Payables and liabilities assumed	$-	$883
Debt assumed	$-	$2,531

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company generally uses a Black-Scholes model, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is remeasured at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the derivative liabilities. Applying this accounting policy resulted in restatements of prior periods as more fully described in Note 18.

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

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $79,663 since inception. The accumulated deficit together with losses of $10,263 for the three months ended June 30, 2017, and cash used in operating activities in the three months ended June 30, 2017 of $7,576 have resulted in the uncertainty of the Company’s ability to continue as a going concern.

These consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

The Company raised $9,106 of additional capital, net of expenses, in the three months ended June 30, 2017, as compared with over $12,000 raised in the three-month transition period ended March 31, 2017. Portions of the capital raise resulted in recognition of derivative liabilities. The Company’s ability to raise additional capital through future equity and debt securities issuances is unknown. The Company intends to raise up to a cumulative amount of $80,000 pursuant to its shelf registration filed with the SEC. Obtaining additional financing and the successful development of the Company’s strategic plan to achieve profitability are necessary for the Company to continue operations. There can be no assurance that such capital will be available or on terms acceptable to the Company. The Company intends to further develop its product offerings and customer bases. The Company’s plans to achieve profitability include evaluating the cost structure and processes of its operations, both at the margin and operating expense levels, as well as pursuing additional strategic acquisitions and dispositions. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of the uncertainties.

As more fully described in Note 18, in connection with the preparation of the Company’s condensed consolidated financial statements as of and for the three months ended June 30, 2017, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s condensed consolidated statements of operations.

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

Both the March 14, 2017 and May 22, 2017 warrant issuances resulted in the Company’s recognition of derivative liabilities. See Note 16.

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

The Company’s deferred tax assets are summarized as follows:

	June 30, 2017	March 31, 2017
Net operating loss carryover	$25,243	$20,961
Depreciable and amortizable assets	871	1,464
Share-based compensation	2,452	1,003
Accrued liabilities	128	122
Inventory reserve	112	119
Change in fair value of derivative liabilities	(1,171)	(290)
Allowance for bad debts	137	154
Other	5	4
Less: valuation allowance	(27,777)	(23,537)
Net deferred tax asset	$-	$-

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

June 30, 2017	Pioneer Products	Zest Labs	Total
Segmented operating revenues	$2,505	$1	$2,506
Cost of revenues	2,781	13	2,794
Gross loss	(276)	(12)	(288)
Total operating expenses net of depreciation, amortization, and interest expense, net	1,264	12,440	13,704
Depreciation and amortization	53	128	181
Change in fair value of derivative liabilities	-	(3,346)	(3,346)
Interest expense, net of interest income	-	15	15
Loss from continuing operations	$(1,593)	$(9,249)	$(10,842)
Segmented assets
Property and equipment, net	$2,056	$198	$2,254
Intangible assets, net	$747	$2,171	$2,918
Capital expenditures	$33	$12	$45

June 30, 2016	Pioneer Products	Zest Labs	Total
Segmented operating revenues	$2,387	$6	$2,393
Cost of revenues	2,441	15	2,456
Gross loss	(54)	(9)	(63)
Total operating expenses net of depreciation, amortization, and interest expense, net	413	5,386	5,799
Depreciation and amortization	57	52	109
Interest expense, net of interest income	17	70	87
Loss from continuing operations	$(541)	$(5,517)	$(6,058)
Segmented assets
Property and equipment, net	$2,908	$270	$3,178
Intangible assets, net	$2,280	$833	$3,113
Capital expenditures	$109	$77	$186

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 16: WARRANT DERIVATIVE LIABILITIES

As described in Note 10, the Company issued common stock and warrants in private placements in March 2017and May 2017. The March and May 2017 warrants (collectively the “Derivative Warrant Instruments”) are classified as liabilities. The Derivative Warrant Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

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

On the date of inception, the fair value of the March 2017 warrants of $4,609 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.13% an expected term of 5.0 years, an expected volatility of 107% and a 0% dividend yield. At March 31, 2017, the fair value of the March 2017 warrants of $3,351 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.93% an expected term of 4.9 years, an expected volatility of 105% and a 0% dividend yield. At June 30, 2017, the fair value of the March 2017 warrants of $2,473 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.89% an expected term of 4.75 years, an expected volatility of 99% and a 0% dividend yield.

On the date of inception, the fair value of the May 2017 warrants of $7,772 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.80% an expected term of 5.0 years, an expected volatility of 101% and a 0% dividend yield. At June 30, 2017, the fair value of the May 2017 warrants of $4,609 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.89% an expected term of 4.92 years, an expected volatility of 99% and a 0% dividend yield.

The Company’s derivative liabilities associated with the warrants are as follows:

	June 30, 2017	March 31, 2017	Inception
Fair value of 1,000 March 17, 2017 warrants	$2,473	$3,351	$4,609
Fair value of 1,875 May 22, 2017 warrants	4,609	-	7,772
	$7,082	$3,351	$12,381

During the three months ended June 30, 2017 and 2016 the Company recognized changes in the fair value of the derivative liabilities of $3,346 and $0, respectively.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended June 30, 2017 and March 31, 2017. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.  The Company records the fair value of the of the warrant derivative liabilities disclosed in Note 16 in accordance with ASC 815, Derivatives and Hedging. The fair values of the derivatives were calculated using the Black-Scholes Model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in other income (expense) in the consolidated statement of operations.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of and for the periods June 30, 2017 and March 31, 2017:

June 30, 2017	Level 1	Level 2	Level 3	Total Gains and (Losses)
Warrant derivative liabilities	-	-	$7,082	$3,346

March 31, 2017
Warrant derivative liabilities	-	-	$3,351	$829

NOTE 18: RESTATEMENTS

In connection with the preparation of the Company’s consolidated financial statements as of and for the three months ended June 30, 2017, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations. Accordingly, the Company is restating herein its previously issued condensed consolidated financial statements and the related disclosures for the three months ended June 30, 2017 as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”). The adjustment to the opening balance sheet as of April 1, 2017 consisted of establishing a current derivatives liability of $3,351, offset by a reduction in additional paid-in-capital of $4,180 and a reduction of accumulated deficit of $829.

The categories of misstatements and their impact on previously reported condensed consolidated financial statements for the periods is described below:

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

Note 1: Organization and Summary of Significant Accounting Policies

Note 16: Warrant Derivative Liabilities

Note 10: Stockholders’ Equity

Note 17: Fair Value Measurements

The financial statement misstatements reflected in previously issued condensed consolidated financial statements did not impact cash flows from operations, investing, or financing activities in the Company’s consolidated statements of cash flows for any period previously presented, however they did impact individual line items.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, and Consolidated Statement of Cashflows as of and for the three months ended June 30, 2017 to the corresponding restated condensed consolidated financial statements for that period. The Condensed Consolidated Statement of Changes in Stockholders’ Equity in the financial statements reflect all changes related to the as originally reported line items that have been affected as denoted by “(Restated)”.

		(Dollars in thousands,
		except per share data)
	June 30,	Restatement	June 30,
	2017	Adjustment	2017
	As Reported		As Restated
ASSETS
CURRENT ASSETS
Cash ($265 pledged as collateral for credit)	$11,562	$-	$11,562
Accounts receivable, net of allowance of $25	1,462	-	1,462
Inventory, net of reserves	2,775	-	2,775
Prepaid expenses	1,227	-	1,227
Assets held for sale – production equipment	158	-	158
Other current assets	504	-	504
Total current assets	17,688	-	17,688
NON-CURRENT ASSETS
Property and equipment, net	2,254	-	2,254
Intangible assets, net	2,918	-	2,918
Other assets	53	-	53
Total non-current assets	5,225	-	5,225
TOTAL ASSETS	$22,913	-	$22,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,267	$-	$1,267
Accrued liabilities	1,138	-	1,138
Derivative liabilities	-	7,082	7,082
Current liabilities held for sale	-	-	-
Total current liabilities	2,405	7,082	9,487
NON-CURRENT LIABILITIES
Long-term debt, net of current portion	500	-	500
Long-term debt, net of current portion - related party	100	-	100
COMMITMENTS AND CONTINGENCIES
Total liabilities	3,005	7,082	10,087

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 45,528 shares issued and 45,400 shares outstanding as of June 30, 2017	45	-	45
Additional paid-in-capital	104,278	(11,257)	93,021
Accumulated deficit	(83,838)	4,175	(79,663)
Treasury stock, at cost	(577)	-	(577)
Total stockholders’ equity	19,908	(7,082)	12,826
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,913	-	$22,913

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended		Three Months Ended
	June 30,	Restatement	June 30,
	2017	Adjustment	2017
	As Reported		As Restated
CONTINUING OPERATIONS:

REVENUES	$2,506	$-	$2,506

COST OF REVENUES	2,794	-	2,794

GROSS PROFIT (LOSS)	(288)	-	(288)
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation	9,678	-	9,678
Professional fees and consulting, including share-based compensation	1,907		1,907
Selling, general and administrative	499	-	499
Depreciation and amortization	181	-	181
Research and development	1,620	-	1,620
Total operating expenses	13,885	-	13,885
Loss from continuing operations before other expenses	(14,173)	-	(14,173)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	-	3,346	3,346
Interest expense, net of interest income	(15)	-	(15)
Total other income (expenses)	(15)	3,346	3,331
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(14,188)	3,346	(10,842)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(57)	-	(57)
Gain on disposal of discontinued operations	636	-	636
Total discontinued operations	579	-	579
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	(13,609)	3,346	(10,263)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-		-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(13,609)	$3,346	$(10,263)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.32)	$0.08	$(0.24)
Discontinued operations	-	-	-
Total	$(0.32)	$0.08	$(0.24)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	43,247		43,247

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended June 30,	Restatement	Three Months Ended June 30,
	2017	Adjustment	2017
	As Reported		As Restated
Cash flows from operating activities:
Net loss attributable to controlling interest	$(13,609)	$3,346	$(10,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254	-	254
Shares of common stock issued for services rendered	1,201	-	1,201
Share-based compensation – stock - employees	7,048	-	7,048
Share-based compensations - options	3	-	3
Share-based compensation due to employment agreements	1,500	-	1,500
Change in value of derivative liabilities		(3,346)	(3,346)
(Income) loss from discontinued operations	57		57
Gain on sale of discontinued operations	(636)	-	(636)
Changes in assets and liabilities:
Accounts receivable	95	-	95
Inventory	(494)	-	(494)
Prepaid expenses	(290)	-	(290)
Other current assets	(498)	-	(498)
Other assets	4	-	4
Accounts payable	(479)	-	(479)
Accrued liabilities	(1,824)	-	(1,824)
Net cash used in operating activities of continuing operations	(7,668)	-	(7,668)
Net cash provided by discontinued operations	92	-	92
Net cash used in operating activities	(7,576)	-	(7,576)

Cash flows from investing activities:
Proceeds from sale of Eco3d	2,006	-	2,006
Purchases of property and equipment	(45)	-	(45)
Net cash provided by investing activities	1,961	-	1,961

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	9,106	-	9,106
Purchase of treasury shares from employees	(577)	-	(577)
Repayments of debt - related parties	-	-	-
Net cash provided by financing activities	8,529	-	8,529
NET INCREASE IN CASH	2,914	-	2,914
Cash - beginning of period	8,648	-	8,648
Cash - end of period	$11,562	$-	$11,562

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$15	$-	$15
Cash paid for income taxes	$-	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Inventory in transit recorded as liability	$177	$-	$177

Assets and liabilities acquired via acquisition of companies:
Identifiable intangible assets	$1,435	$-	$1,435
Goodwill	$65	$-	$65

NOTE 19: SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company has issued 152 shares of common stock pursuant to stock awards granted and awarded grants for an additional 136 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Such forward-looking statements may be contained in the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Notes to Consolidated Financial Statements (Unaudited)” among other places in this Form 10-Q/A.

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

Our principal executive offices are located at 5899 Preston Road #505, Frisco, TX 75034, and our telephone number is (479) 259-2977. Our website address is http://ecoarkusa.com/. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this report.

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

Impact of Restatement Adjustments on Other Income and Net Loss of Previously Reported Periods

As more fully described in Note 18 to the condensed consolidated financial statements included in this report, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s condensed consolidated statements of operations. Accordingly, the Company is restating its previously issued condensed consolidated financial statements for the three months ended June 30, 2017 as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”).

The only impact on the condensed consolidated statements of operations is an adjustment to other income which impacts the net loss for the respective Restated Periods. There is no impact to the income tax provision or net deferred tax asset because both the current tax benefit and deferred tax assets were offset by a full valuation allowance. Impacts to the consolidated balance sheets consisting of establishing derivative liabilities and adjustments to stockholders’ equity are addressed in the Liquidity and Capital Resources section below.

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

Net Loss

Net loss for the three months ended June 30, 2017 was $10,263 as compared to $5,938 for the three months ended June 30, 2016. The $4,325 increase in net loss was primarily due to the $6,940 increase in non-cash share-based compensation, the $677 increase in research and development expense on Zest and an unfavorable change from income from discontinued operations of $184 in 2016 to a $57 loss from discontinued operations in 2017 and other smaller increased costs, offset by the $636 gain from the sale of Eco3d, and the change in the fair value of the derivative liabilities of $3,346. As described in Note 12 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $70,800 at June 30, 2017 that can be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements, and no tax benefit has been accrued for either continuing or discontinued operations.

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

At June 30, 2017 and March 31, 2017, we had cash of $11,562 and $8,648, respectively. Working capital of $8,201 at June 30, 2017 compared favorably with working capital of $7,793 at March 31, 2017. The increase in working capital was principally due to the May 2017 issuance of common stock to institutional investors for $9,106 net of expenses and the $2,006 proceeds from the sale of Eco3d, offset by net operating losses and the change in the fair value of the derivative liabilities. The Company is dependent upon raising additional capital from future financing transactions until such time that cash flow from operations is positive.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2017, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes related to the restatements as a result of the accounting for the warrants in connection with the capital raises.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Bylaws of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Reports on Form 8-K filed with the SEC as of April 28, 2017 (File No. 000-53361)
4.1	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361)
4.2	Form of Warrant Agreement of Ecoark Holdings, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 3, 2017 (File No. 000-53361)
10.1	Form of Securities Purchase Agreement, dated May 22, 2017, by and between Ecoark Holdings, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361)
10.2	Asset Purchase Agreement by and between Ecoark Holdings, Inc., Eco3d Acquisition LLC and Eco3d LLC, dated as of April 10, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 14, 2017 (File No. 000-53361)
10.3	Exchange Agreement, dated May 18, 2017, by and among Ecoark Holdings, Inc., Zest Labs, Inc., 440labs, Inc., SphereIt, LLC, Kenneth Wilner, David Crisafi, and Scott Durgin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 24, 2017 (File No. 000-53361))
10.4	Form of Employment Agreement for 440Labs, Inc. Executives (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 24, 2017 (File No. 000-53361))
10.5	Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, effective June 13, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated and filed with the SEC on June 14, 2017 (File No. 333-218748))
10.6	Form of Stock Option Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC on June 20, 2017 (File No. 000-53361))
10.7	Form of Restricted Stock Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC on June 20, 2017 (File No. 000-53361))
10.8	Form of Restricted Stock Unit Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC on June 20, 2017 (File No. 000-53361))
10.9	Employment Agreement by and between Ecoark Holdings, Inc. and Stephen Dacus, dated as of May 17, 2017 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC on August 9, 2017 (File No. 000-53361)).
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecoark Holdings, Inc.
(Registrant)

Date: December 10, 2019	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: December 10, 2019	By:	/s/ WILLIAM B. HOAGLAND
William B. Hoagland
Principal Financial and Accounting Officer