Form 10-Q/A
period 2017-09-30
Ecoark Holdings, Inc.
filed 2019-12-11
CIK 1437491

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

Explanatory Note

We are amending this Form 10-Q to correct previous reported amounts and disclosures related to the accounting for warrants in connection with capital raises in March 2017 and May 2017.The results of the corrections impacted the Company’s liabilities, stockholders’ equity and its results of operations and earnings per share calculations.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (RESTATED)

	(Dollars in thousands,
	except per share data)
	September 30,	March 31,
	2017 (Restated)	2017 (Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($265 pledged as collateral for credit)	$8,316	$8,648
Accounts receivable, net of allowance of $50 and $76 as of September 30, 2017 and March 31, 2017 respectively	1,032	1,627
Inventory, net of reserves	2,925	2,104
Prepaid expenses	656	2,006
Assets held for sale - production equipment	-	158
Other current assets	130	-
Current assets held for sale - (Note 2)	-	1,404
Total current assets	13,059	15,947
NON-CURRENT ASSETS
Property and equipment, net	2,297	2,308
Intangible assets, net	2,021	1,567
Non-current assets held for sale - (Note 2)	-	366
Other assets	53	53
Total non-current assets	4,371	4,294
TOTAL ASSETS	$17,430	$20,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,673	$1,720
Accrued liabilities	1,131	2,620
Derivative liabilities	4,921	3,351
Current portion of long-term debt	500	-
Current portion of long-term debt – related party	100	-
Current liabilities held for sale - (Note 2)	-	463
Total current liabilities	8,325	8,154
NON-CURRENT LIABILITIES
Long-term debt, net of current portion	-	500
Long-term debt, net of current portion - related party	-	100
COMMITMENTS AND CONTINGENCIES
Total liabilities	8,325	8,754

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 46,369 shares issued and 46,174 shares outstanding as of September 30, 2017 and 42,330 shares issued and outstanding as of March 31, 2017	46	42
Additional paid-in-capital	99,308	80,845
Accumulated deficit	(89,469)	(69,400)
Treasury stock, at cost	(780)	-
Total stockholders’ equity	9,105	11,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,430	$20,241

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (RESTATED)

	(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Restated)	(Restated)	(Restated)	(Restated)

CONTINUING OPERATIONS:
REVENUES
Revenue from product sales	$1,869	$3,859	$4,330	$6,221
Revenue from services	36	30	80	61
	1,905	3,889	4,410	6,282
COST OF REVENUES
Cost of product sales, including $89 and $73 of depreciation expense on manufacturing equipment for three months and $156 and $119 for six months in 2017 and 2016, respectively	2,285	3,819	5,038	6,252
Cost of services	10	25	51	28
	2,295	3,844	5,089	6,280
GROSS PROFIT (LOSS)	(390)	45	(679)	2
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation of $6,161 and $565 for three months and $14,714 and $877 for six months in 2017 and 2016, respectively	7,479	1,567	17,157	2,848
Professional fees and consulting, including share-based compensation of $444 and $0 for three months and $1,645 and $2,500 for six months in 2017 and 2016, respectively	833	1,681	2,741	4,841
Selling, general and administrative	499	662	1,043	1,094
Depreciation, amortization, and impairment	1,024	150	1,205	260
Research and development	1,659	2,435	3,232	3,378
Total operating expenses	11,494	6,495	25,378	12,421
Loss from continuing operations before other expenses	(11,884)	(6,450)	(26,057)	(12,419)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	2,161	-	5,507	-
Interest expense, net of interest income	(15)	(80)	(30)	(167)
Loss on retirement of assets	(61)	(25)	(61)	(25)
Total other income (expenses)	2,085	(105)	5,416	(192)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(9,799)	(6,555)	(20,641)	(12,611)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	42	(57)	224
Gain on disposal of discontinued operations	-	-	636	-
Total discontinued operations	-	42	579	224
PROVISION FOR INCOME TAXES	(7)	-	(7)	-
NET LOSS	(9,806)	(6,513)	(20,069)	(12,387)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	52	-	116
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(9,806)	$(6,565)	$(20,069)	$(12,503)

NET (LOSS) INCOME PER SHARE
Basic: Continuing operations	$(0.22)	$(0.18)	$(0.46)	$(0.39)
Discontinued operations	$-	$-	$0.01	$0.01
Total	$(0.22)	$(0.18)	$(0.45)	$(0.38)
Diluted: Continuing operations	$(0.22)	$(0.18)	$(0.46)	$(0.39)
Discontinued operations	$-	$-	$0.01	$0.01
Total	$(0.22)	$(0.18)	$(0.45)	$(0.38)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	45,101	36,193	44,184	32,683

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED SEPTEMBER 30, 2017 (RESTATED)

	(Dollar amounts and number of shares in thousands)
	Preferred		Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balances at March 31, 2017 (Restated)	-	$-	42,330	$42	$80,845	$(69,400)	-	$11,487

Shares issued for cash in private placement, net of expenses (Restated)	-	-	2,500	3	2,026	-	-	2,029

Share-based compensation - stock - Board of Directors	-	-	65	-	250	-	-	250

Share-based compensation - stock - employees	-	-	1,385	2	12,971	-	-	12,973

Share-based compensation - options - employees	-	-	-	-	241	-	-	241

Share-based compensation due to employment agreement	-	-	300	-	1,500	-	-	1,500

Warrant conversion - cashless	-	-	49	-	-	-	-	-

Shares issued for company acquisition	-	-	300	-	1,500	-	-	1,500

Shares received from sale of company, subsequently retired	-	-	(560)	(1)	(25)	-	-	(26)

Purchase of treasury shares from employees	-	-	-	-	-	-	(780)	(780)

Net loss for the period (Restated)	-	-	-	-	-	(20,069)	-	(20,069)

Balances at September 30, 2017 (Restated)	-	$-	46,369	$46	$99,308	$(89,469)	$(780)	$9,105

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED SEPTEMBER 30, 2017 (RESTATED) AND 2016

	(Dollars in thousands)
	2017	2016
	(Restated)
Cash flows from operating activities:
Net loss attributable to controlling interest	$(20,069)	$(12,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment, including $156 in 2017 and $119 in 2016 included in cost of product sales	1,366	422
Shares of common stock issued for services rendered	1,645	2,500
Share-based compensation – stock - employees	12,973	-
Share-based compensation – options	241	876
Change in derivative liabilities	(5,507)	-
Change in non-controlling interest on cash	-	117
Cash acquired in acquisition	-	41
Share-based compensation due to employment agreements	1,500	-
(Income) loss from discontinued operations	57	(224)
Gain on sale of discontinued operations	(636)	-
Loss on retirement of assets	61	25
Changes in assets and liabilities:
Accounts receivable	525	(1,041)
Inventory	(821)	102
Prepaid expenses	(38)	(26)
Other current assets	(119)	-
Other assets	4	(164)
Accounts payable	(72)	396
Accrued liabilities	(1,653)	1,659
Net cash used in operating activities of continuing operations	(10,543)	(7,820)
Net cash provided by discontinued operations	92	197
Net cash used in operating activities	(10,451)	(7,623)

Cash flows from investing activities:
Proceeds from sale of Eco3d	2,029	-
Purchases of short-term investments	-	(3,500)
Pre-acquisition advance to Sable Polymer Solutions, LLC	-	(600)
Purchases of property and equipment	(236)	(582)
Net cash provided by (used in) investing activities	1,793	(4,682)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	9,106	7,793
Purchase of treasury shares from employees	(780)	-
Repayments of debt - related parties	-	(63)
Repayments of debt	-	(58)
Net cash provided by financing activities	8,326	7,672
NET DECREASE IN CASH	(332)	(4,633)
Cash - beginning of period	8,648	8,744
Cash - end of period	$8,316	$4,111

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$30	$90
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Assets and liabilities acquired via acquisition of companies:
Receivables, net	$-	$1,250
Inventory	$-	$759
Property and equipment	$-	$2,822
Identifiable intangible assets	$1,435	$1,028
Goodwill	$65	$1,264
Other assets	$28	$36
Payables and liabilities assumed	$-	$883
Debt assumed	$-	$2,531

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company generally uses a Black-Scholes model, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is remeasured at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the derivative liabilities. Applying this accounting policy resulted in restatements of prior periods as more fully described in Note 19.

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

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $89,469 since inception. The accumulated deficit together with losses of $20,069 for the six months ended September 30, 2017, and net cash used in operating activities in the six months ended September 30, 2017 of $10,451, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

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

As more fully described in Note 19, in connection with the preparation of the Company’s condensed consolidated financial statements as of and for the six months ended September 30, 2017, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s condensed consolidated statements of operations.

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

Both the March 14, 2017 and May 22, 2017 warrant issuances resulted in the Company’s recognition of derivative liabilities. See Note 17.

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

The Company’s deferred tax assets are summarized as follows:

	September 30, 2017	March 31, 2017
Net operating loss carryover	$29,888	$20,961
Depreciable and amortizable assets	1,628	1,464
Share-based compensation	4,542	1,003
Accrued liabilities	167	122
Inventory reserve	116	119
Change in fair value of derivative liabilities	(1,927)	(290)
Allowance for bad debts	162	154
Other	328	4
Less: valuation allowance	(34,904)	(23,537)
Net deferred tax asset	$-	$-

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

Three months ended September 30, 2017	Pioneer	Zest Labs	Total
Segmented operating revenues	$1,885	$20	$1,905
Cost of revenues	2,276	19	2,295
Gross profit (loss)	(391)	1	(390)
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	311	10,220	10,531
Depreciation, amortization and impairment	828	196	1,024
Change in fair value of derivative liabilities	-	(2,161)	(2,161)
Interest expense, net of interest income	-	15	15
Loss from continuing operations before income taxes	$(1,530)	$(8,269)	$(9,799)
Segmented assets
Property and equipment, net	$2,117	$180	$2,297
Intangible assets, net	$11	$2,010	$2,021
Capital expenditures	$181	$10	$191

Three months ended September 30, 2016	Pioneer	Zest Labs	Total
Segmented operating revenues	$3,872	$17	$3,889
Cost of revenues	3,832	12	3,844
Gross profit	40	5	45
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	502	5,868	6,370
Depreciation, amortization and impairment	90	60	150
Interest expense, net of interest income	20	60	80
Loss from continuing operations before income taxes	$(572)	$(5,983)	$(6,555)
Segmented assets
Property and equipment, net	$2,953	$217	$3,170
Intangible assets, net	$2,187	$810	$2,997
Capital expenditures	$123	$-	$123

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Six months ended September 30, 2017	Pioneer	Zest Labs	Total
Segmented operating revenues	$4,389	$21	$4,410
Cost of revenues	5,056	33	5,089
Gross (loss)	(667)	(12)	(679)
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	1,568	22,666	24,234
Depreciation, amortization and impairment	881	324	1,205
Change in fair value of derivative liabilities	-	(5,507)	(5,507)
Interest expense, net of interest income	-	30	30
Loss from continuing operations before income taxes	$(3,116)	$(17,525)	$(20,641)
Segmented assets
Property and equipment, net	$2,117	$180	$2,297
Intangible assets, net	$11	$2,010	$2,021
Capital expenditures	$214	$22	$236

Six months ended September 30, 2016	Pioneer	Zest Labs	Total
Segmented operating revenues	$6,260	$22	$6,282
Cost of revenues	6,269	11	6,280
Gross profit (loss)	(9)	11	2
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	633	11,553	12,186
Depreciation, amortization and impairment	148	112	260
Interest expense, net of interest income	37	130	167
Loss from continuing operations before income taxes	$(827)	$(11,784)	$(12,611)
Segmented assets
Property and equipment, net	$2,953	$217	$3,170
Intangible assets, net	$2,187	$810	$2,997
Capital expenditures	$232	$77	$309

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

NOTE 17: WARRANT DERIVATIVE LIABILITIES

As described in Note 11, the Company issued common stock and warrants in private placements in March 2017and May 2017. The March and May 2017 warrants (collectively the “Derivative Warrant Instruments”) are classified as liabilities. The Derivative Warrant Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

On the date of inception, the fair value of the March 2017 warrants of $4,609 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.13% an expected term of 5.0 years, an expected volatility of 107% and a 0% dividend yield. At March 31, 2017, the fair value of the March 2017 warrants of $3,351 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.93% an expected term of 4.9 years, an expected volatility of 105% and a 0% dividend yield. At September 30, 2017, the fair value of the March 2017 warrants of $1,721 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.92% an expected term of 4.50 years, an expected volatility of 94% and a 0% dividend yield.

On the date of inception, the fair value of the May 2017 warrants of $7,772 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.80% an expected term of 5.0 years, an expected volatility of 101% and a 0% dividend yield. At September 30, 2017, the fair value of the May 2017 warrants of $3,200 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.92% an expected term of 4.67 years, an expected volatility of 94% and a 0% dividend yield.

The Company’s derivative liabilities associated with the warrants are as follows:

	September 30, 2017	March 31, 2017	Inception
Fair value of 1,000 March 17, 2017 warrants	$1,721	$3,351	$4,609
Fair value of 1,875 May 22, 2017 warrants	3,200	-	7,772
	$4,921	$3,351	$12,381

During the six months ended September 30, 2017 and 2016 the Company recognized changes in the fair value of the derivative liabilities of $5,507 and $0, respectively.

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended September 30, 2017 and March 31, 2017. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.  The Company records the fair value of the of the warrant derivative liabilities disclosed in Note 17 in accordance with ASC 815, Derivatives and Hedging. The fair values of the derivatives were calculated using the Black-Scholes Model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in other income (expense) in the consolidated statement of operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of and for the periods September 30, 2017 and March 31, 2017:

September 30, 2017	Level 1	Level 2	Level 3	Total Gains and (Losses)
Warrant derivative liabilities	-	-	$4,921	$5,507

March 31, 2017
Warrant derivative liabilities	-	-	$3,351	$829

NOTE 19: RESTATEMENTS

In connection with the preparation of the Company’s consolidated financial statements as of and for the six and three months ended September 30, 2017, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations. Accordingly, the Company is restating herein its previously issued condensed consolidated financial statements and the related disclosures for the six and three months ended September 30, 2017 as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”). The adjustment to the opening balance sheet as of April 1, 2017 consisted of establishing a current derivatives liability of $3,351, offset by a reduction in additional paid-in-capital of $4,180 and a reduction of accumulated deficit of $829.

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

Note 17: Warrant Derivative Liabilities

Note 11: Stockholders’ Equity

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, and Consolidated Statement of Cashflows as of and for the six and three months ended September 30, 2017 to the corresponding restated condensed consolidated financial statements for that period. The Condensed Consolidated Statement of Changes in Stockholders’ Equity in the financial statements reflect all changes related to the as originally reported line items that have been affected as denoted by “(Restated)”.

		(Dollars in thousands,
		except per share data)
	September 30,	Restatement	September 30,
	2017	Adjustment	2017
	As Reported		As Restated
ASSETS
CURRENT ASSETS
Cash ($265 pledged as collateral for credit)	$8,316	$-	$8,316
Accounts receivable, net of allowance of $50	1,032	-	1,032
Inventory, net of reserves	2,925	-	2,925
Prepaid expenses	656	-	656
Other current assets	130	-	130
Total current assets	13,059	-	13,059
NON-CURRENT ASSETS
Property and equipment, net	2,297	-	2,297
Intangible assets, net	2,021	-	2,021
Other assets	53	-	53
Total non-current assets	4,371	-	4,371
TOTAL ASSETS	$17,430	-	$17,430

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,673	$-	$1,673
Accrued liabilities	1,131	-	1,131
Derivative liabilities	-	4,921	4,921
Current portion of long-term debt	500	-	500
Current portion of long-term debt – related party	100	-	100
Total current liabilities	3,404	4,921	8,325
NON-CURRENT LIABILITIES
COMMITMENTS AND CONTINGENCIES
Total liabilities	3,404	4,921	8,325

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 46,369 shares issued and 46,174 shares outstanding as of September 30, 2017	46	-	46
Additional paid-in-capital	110,565	(11,257)	99,308
Accumulated deficit	(95,805)	6,336	(89,469)
Treasury stock, at cost	(780)	-	(780)
Total stockholders’ equity	14,026	(4,921)	9,105
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,430	-	$17,430

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Six Months Ended		Six Months Ended
	September 30,	Restatement	September 30,
	2017	Adjustment	2017
	As Reported		As Restated
CONTINUING OPERATIONS:

REVENUES	$4,410	$-	$4,410

COST OF REVENUES	5,089	-	5,089

GROSS PROFIT (LOSS)	(679)	-	(679)
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation	17,157	-	17,157
Professional fees and consulting, including share-based compensation	2,741		2,741
Selling, general and administrative	1,043	-	1,043
Depreciation, amortization and impairment	1,205	-	1,205
Research and development	3,232	-	3,232
Total operating expenses	25,378	-	25,378
Loss from continuing operations before other expenses	(26,057)	-	(26,057)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	-	5,507	5,507
Loss on retirement of assets	(61)	-	(61)
Interest expense, net of interest income	(30)	-	(30)
Total other income (expenses)	(91)	5,507	5,416
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(26,148)	5,507	(20,641)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(57)	-	(57)
Gain on disposal of discontinued operations	636	-	636
Total discontinued operations	579	-	579
PROVISION FOR INCOME TAXES	(7)	-	(7)
NET LOSS	(25,576)	5,507	(20,069)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-		-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(25,576)	$5,507	$(20,069)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.59)	$0.13	$(0.46)
Discontinued operations	0.01	-	0.01
Total	$(0.58)	$0.13	$(0.45)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	44,184		44,184

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three Months Ended		Three Months Ended
	September 30,	Restatement	September 30,
	2017	Adjustment	2017
	As Reported		As Restated
CONTINUING OPERATIONS:

REVENUES	$1,905	$-	$1,905

COST OF REVENUES	2,295	-	2,295

GROSS PROFIT (LOSS)	(390)	-	(390)
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation	7,479	-	7,479
Professional fees and consulting, including share-based compensation	833		833
Selling, general and administrative	499	-	499
Depreciation, amortization and impairment	1,024	-	1,024
Research and development	1,659	-	1,659
Total operating expenses	11,494	-	11,494
Loss from continuing operations before other expenses	(11,884)	-	(11,884)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	-	2,161	2,161
Loss on retirement of assets	(61)	-	(61)
Interest expense, net of interest income	(15)	-	(15)
Total other income (expenses)	(76)	2,161	2,085
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(11,960)	2,161	(9,799)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	-	-
Gain on disposal of discontinued operations	-	-	-
Total discontinued operations	(-)	-	(-)
PROVISION FOR INCOME TAXES	(7)	-	(7)
NET LOSS	(11,967)	2,161	(9,806)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-		-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(11,967)	$2,161	$(9,806)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.27)	$0.05	$(0.22)
Discontinued operations	-	-	-
Total	$(0.27)	$0.05	$(0.22)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	45,101		45,101

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Six Months Ended September 30,	Restatement	Six Months Ended September 30,
	2017	Adjustment	2017
	As Reported		As Restated
Cash flows from operating activities:
Net loss attributable to controlling interest	$(25,576)	$5,507	$(20,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	1,366	-	1,366
Shares of common stock issued for services rendered	1,645	-	1,645
Share-based compensation – stock - employees	12,973	-	12,973
Share-based compensations - options	241	-	241
Share-based compensation due to employment agreements	1,500	-	1,500
Change in value of derivative liabilities		(5,507)	(5,507)
(Income) loss from discontinued operations	57		57
Gain on sale of discontinued operations	(636)	-	(636)
Loss on retirement of assets	61	-	61
Changes in assets and liabilities:
Accounts receivable	525	-	525
Inventory	(821)	-	(821)
Prepaid expenses	(38)	-	(38)
Other current assets	(119)	-	(119)
Other assets	4	-	4
Accounts payable	(72)	-	(72)
Accrued liabilities	(1,653)	-	(1,653)
Net cash used in operating activities of continuing operations	(10,543)	-	(10,543)
Net cash provided by discontinued operations	92	-	92
Net cash used in operating activities	(10,451)	-	(10,451)

Cash flows from investing activities:
Proceeds from sale of Eco3d	2,029	-	2,029
Purchases of property and equipment	(236)	-	(236)
Net cash provided by investing activities	1,793	-	1,793

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	9,106	-	9,106
Purchase of treasury shares from employees	(780)	-	(780)
Repayments of debt - related parties	-	-	-
Net cash provided by financing activities	8,326	-	8,326
NET DECREASE IN CASH	(332)	-	(332)
Cash - beginning of period	8,648	-	8,648
Cash - end of period	$8,316	$-	$8,316

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$30	$-	$30
Cash paid for income taxes	$-	$-	$-

SUMMARY OF NONCASH ACTIVITIES:

Assets and liabilities acquired via acquisition of companies:
Identifiable intangible assets	$1,435	$-	$1,435
Goodwill	$65	$-	$65

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 20: SUBSEQUENT EVENTS

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

Impact of Restatement Adjustments on Other Income and Net Loss of Previously Reported Periods

As more fully described in Note 19 to the condensed consolidated financial statements included in this report, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s condensed consolidated statements of operations. Accordingly, the Company is restating its previously issued condensed consolidated financial statements for the six months ended September 30, 2017 as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”).

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

Net Loss

Net loss for the three months ended September 30, 2017 was $9,806 as compared to $6,513 for the three months ended September 30, 2016. The $3,293 increase in net loss was primarily due to the $6,040 increase in non-cash share-based compensation and the $675 from the impairment of intangible assets of Sable, offset by the $848 decrease in professional fees, $776 decrease in research and development, and the change in derivative liability of $2,161. As described in Note 13 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $82,880 at September 30, 2017 that can potentially be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements, and no tax benefit has been accrued for either continuing or discontinued operations.

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

Net Loss

Net loss for the six months ended September 30, 2017 was $20,069 as compared to $12,387 for the six months ended September 30, 2016. The $7,682 increase in net loss was primarily due to the $12,982 increase in non-cash share-based compensation, the $146 decrease in research and development expense and an unfavorable change from income from discontinued operations of $224 in 2016 to a $57 loss from discontinued operations in 2017 and other smaller increased costs, offset by the $636 gain from the sale of Eco3d and the change in the fair value of the derivative liabilities of $5,507. As described in Note 13 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $82,880 at September 30, 2017 that can potentially be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements, and no tax benefit has been accrued for either continuing or discontinued operations.

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

At September 30, 2017 and March 31, 2017, we had cash of $8,316 and $8,648, respectively. Working capital of $4,734 at September 30, 2017 compared unfavorably with working capital of $7,793 at March 31, 2017. The decrease in working capital was principally due to net cash used in operating activities of $10,451, amortization of prepaid expenses, and reclassification of $600 of convertible notes from long-term to current offset by the May 2017 issuance of common stock to institutional investors for $9,106 net of expenses and the $2,029 proceeds from the sale of Eco3d, offset by net operating losses and the change in fair value of derivative liabilities. The Company is dependent upon raising additional capital from future financing transactions until such time that cash flow from operations is positive. The Company disclosed its intention to raise up to a cumulative amount of $80,000 pursuant to its shelf registration filed with the SEC (approximately $23,000 has been raised with $57,000 remaining through August 2019).

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Non-Qualified Stock Option Agreement by and between Ecoark Holdings, Inc. and Peter Mehring dated October 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC on November 8, 2017 (File No. 000-53361)).
10.2	Non-Qualified Stock Option Agreement by and between Ecoark Holdings, Inc. and Jay Oliphant dated October 13, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC on November 8, 2017 (File No. 000-53361)).
10.3	Employment Agreement by and between Ecoark Holdings, Inc. and Randy May (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC on November 8, 2017 (File No. 000-53361)).
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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