Form 10-Q/A
period 2017-12-31
Ecoark Holdings, Inc.
filed 2019-12-11
CIK 1437491

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

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (RESTATED)

	(Dollars in thousands,
	except per share data)
	December 31,	March 31,
	2017 (Restated)	2017 (Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($265 pledged as collateral for credit)	$2,175	$8,648
Certificates of deposit	1,001	-
Accounts receivable, net of allowance of $63 and $76 as of December 31, and March 31, 2017, respectively	1,041	1,627
Inventory, net of reserves	3,073	2,104
Prepaid expenses	244	2,006
Assets held for sale - production equipment	-	158
Other current assets	64	-
Current assets held for sale - (Note 2)	-	1,404
Total current assets	7,598	15,947
NON-CURRENT ASSETS
Property and equipment, net	2,219	2,308
Intangible assets, net	1,856	1,567
Non-current assets held for sale - (Note 2)	-	366
Other assets	53	53
Total non-current assets	4,128	4,294
TOTAL ASSETS	$11,726	$20,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$953	$1,720
Accrued liabilities	1,162	2,620
Derivative liabilities	3,183	3,351
Current portion of long-term debt	500	-
Current portion of long-term debt – related party	100	-
Current liabilities held for sale - (Note 2)	-	463
Total current liabilities	5,898	8,154
NON-CURRENT LIABILITIES
Long-term debt, net of current portion	-	500
Long-term debt, net of current portion - related party	-	100
Total liabilities	5,898	8,754
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 46,740 shares issued and 46,248 shares outstanding as of December 31, 2017 and 42,330 shares issued and outstanding as of March 31, 2017	47	42
Additional paid-in-capital	105,036	80,845
Accumulated deficit	(97,748)	(69,400)
Treasury stock, at cost	(1,507)	-
Total stockholders’ equity	5,828	11,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,726	$20,241

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (RESTATED)

	(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(Restated)	(Restated)	(Restated)	(Restated)

CONTINUING OPERATIONS:
REVENUES
Revenue from product sales	$2,101	$2,053	$6,431	$8,274
Revenue from services	74	25	153	85
	2,175	2,078	6,584	8,359
COST OF REVENUES
Cost of product sales, including $67 and $46 of depreciation expense on manufacturing equipment for three months and $227 and $193 for nine months ended December 31, 2017 and 2016, respectively	2,383	2,580	7,305	8,831
Cost of services	89	21	212	9
	2,472	2,601	7,517	8,840
GROSS (LOSS)	(297)	(523)	(933)	(481)
OPERATING EXPENSES:
Salaries and salary related costs, including non-cash share-based compensation of $5,482 and $1,453 for three months and $20,199 and $2,330 for nine months ended December 31, 2017 and 2016, respectively	6,580	2,719	23,781	5,607
Professional fees and consulting, including non-cash share-based compensation of $562 and $1,266 for three months and $2,206 and $2,700 for nine months ended December 31, 2017 and 2016, respectively	1,088	2,899	3,829	7,740
Selling, general and administrative	431	848	1,473	1,944
Depreciation, amortization, and impairment	195	1,711	1,399	1,969
Research and development	1,406	1,832	4,639	5,210
Total operating expenses	9,700	10,009	35,121	22,470
Loss from continuing operations before other expenses	(9,997)	(10,532)	(36,054)	(22,951)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	1,738	-	7,245	-
Interest expense, net of interest income	(10)	(41)	(40)	(208)
Loss on retirement of assets	-	-	(61)	(25)
Total other income (expenses)	1,728	(41)	7,144	(233)
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(8,269)	(10,573)	(28,910)	(23,184)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	(51)	(57)	176
Gain on disposal of discontinued operations	-	-	636	-
Total discontinued operations	-	(51)	579	176
PROVISION FOR INCOME TAXES	(10)	-	(17)	-
NET LOSS	(8,279)	(10,624)	(28,348)	(23,008)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-	-	116
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(8,279)	$(10,624)	$(28,348)	$(23,124)

NET (LOSS) INCOME PER SHARE
Basic and diluted: Continuing operations	$(0.18)	$(0.29)	$(0.64)	$(0.65)
Discontinued operations	$-	$-	$0.01	$-
Total	$(0.18)	$(0.29)	$(0.63)	$(0.65)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	46,287	37,234	45,099	35,802

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED DECEMBER 31, 2017

	(Dollar amounts and number of shares in thousands)
	Preferred		Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balances at March 31, 2017 (Restated)	-	$-	42,330	$42	$80,845	$(69,400)	-	$11,487

Shares issued for cash in private placement, net of expenses (Restated)	-	-	2,500	3	2,026	-	-	2,029

Share-based compensation - stock - employees	-	-	1,696	2	18,697	-	-	18,699

Share-based compensation - stock - consultants	-	-	-	-	93	-	-	93

Share-based compensation due to employment agreement	-	-	300	-	1,500	-	-	1,500

Shares issued for company acquisition	-	-	300	-	1,500	-	-	1,500

Share-based compensation - stock - Board of Directors	-	-	125	-	400	-	-	400

Warrant conversion - cashless	-	-	49	-	-	-	-	-

Shares received from sale of company, subsequently retired	-	-	(560)	-	(25)	-	-	(25)

Purchase of treasury shares from employees	-	-	-	-	-	-	(1,507)	(1,507)

Net loss for the period (Restated)	-	-	-	-	-	(28,348)	-	(28,348)

Balances at December 31, 2017 (Restated)	-	$-	46,740	$47	$105,036	$(97,748)	$(1,507)	$5,828

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016 (RESTATED)

	(Dollars in thousands)
	2017	2016
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss attributable to controlling interest	$(28,348)	$(23,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment, including $227 in 2017 and $193 in 2016 included in cost of product sales	1,635	2,239
Shares of common stock issued for services rendered	2,206	2,985
Share-based compensation – stock – employees	18,699	2,868
Change in derivative liabilities	(7,245)	-
Change in non-controlling interest on cash	-	117
Cash acquired in acquisition	-	41
Share-based compensation due to employment agreements	1,500	827
(Income) loss from discontinued operations	57	(176)
Gain on sale of discontinued operations	(636)	-
Loss on retirement of assets	61	25
Changes in assets and liabilities:
Accounts receivable	516	91
Inventory	(969)	(485)
Prepaid expenses	55	(129)
Other current assets	(83)	-
Other assets	4	(23)
Accounts payable	(790)	129
Accrued liabilities	(1,665)	2,433
Net cash used in operating activities of continuing operations	(15,003)	(12,182)
Net cash provided by (used in) discontinued operations	92	(83)
Net cash used in operating activities	(14,911)	(12,265)

Cash flows from investing activities:
Proceeds from sale of Eco3d	2,100	-
Purchases of certificates of deposit	(1,001)	(3,516)
Redemption of certificates of deposit	-	1,508
Pre-acquisition advance to Sable Polymer Solutions, LLC	-	(600)
Purchases of property and equipment	(260)	(674)
Net cash provided by (used in) investing activities	839	(3,282)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	9,106	7,793
Proceeds from draw down on line of credit	-	500
Exercise of warrants	-	487
Purchase of treasury shares from employees for tax withholdings	(1,507)	-
Repayments of debt - related parties	-	(742)
Repayments of debt	-	(103)
Net cash provided by financing activities	7,599	7,935
NET DECREASE IN CASH	(6,473)	(7,612)
Cash - beginning of period	8,648	8,744
Cash - end of period	$2,175	$1,132

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$45	$90
Cash paid for income taxes	$2	$-

SUMMARY OF NONCASH ACTIVITIES:
Receivable from sale of assets	$28	$-
Assets and liabilities acquired via acquisition of companies:
Receivables, net	$-	$1,250
Inventory	$-	$759
Property and equipment	$-	$2,822
Identifiable intangible assets	$1,435	$1,028
Goodwill	$65	$1,264
Other assets	$-	$36
Payables and liabilities assumed	$-	$883
Debt assumed	$-	$2,531

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

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $97,748 since inception. The accumulated deficit together with losses of $28,348 for the nine months ended December 31, 2017, and net cash used in operating activities in the nine months ended December 31, 2017 of $14,911, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

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

As more fully described in Note 19, in connection with the preparation of the Company’s condensed consolidated financial statements as of and for the nine months ended December 31, 2017, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s condensed consolidated statements of operations.

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Granted
Granted in modification	2,263	$2.59	10.0
Exercised	-
Forfeited	-
Balance at December 31, 2017	2,263	$2.59	9.7
Intrinsic value of options	$-

A reconciliation of the shares available under the 2013 Incentive Stock Plan is presented in the table below through December 31, 2017.

Number of Shares
Available under the 2013 Incentive Stock Plan	5,500
Granted pre-Merger	(13)
Shares cancelled pre-Merger	10
Available at the Merger date	5,497
Shares granted post-Merger	(476)
Options granted post-Merger	-
Balance at December 31, 2016	5,021
Shares granted	(5,010)
Balance at March 31, 2017	11
Shares granted	-
Shares modified to options	2,193
Options in exchange for shares	(2,263)
Shares forfeited	149
Balance at December 31, 2017	90
Vested stock awards at December 31, 2017	2,458

Shares issued under the 2013 Incentive Stock Plan through December 31, 2017:

Number of Shares Issued
Balance at December 31, 2015	3
Issued post-merger	159
Balance at December 31, 2016	162
Issued	838
Balance at March 31, 2017	1,000
Issued	1,458
Balance at December 31, 2017	2,458

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

The Company’s deferred tax assets are summarized as follows:

	December 31, 2017	March 31, 2017
Net operating loss carryover	$22,234	$20,961
Depreciable and amortizable assets	1,042	1,464
Share-based compensation	2,756	1,003
Accrued liabilities	101	122
Inventory reserve	74	119
Change in fair value of derivative liabilities	(2,536)	(290)
Allowance for bad debts	103	154
Other	203	4
Less: valuation allowance	(23,977)	(23,537)
Net deferred tax asset	$-	$-

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

Three months ended December 31, 2017	Pioneer	Zest Labs	Total
Segmented operating revenues	$2,101	$74	$2,175
Cost of revenues	2,372	100	2,472
Gross (loss)	(271)	(26)	(297)
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	224	9,281	9,505
Depreciation, amortization and impairment	1	194	195
Change in fair value of derivative liabilites	-	(1,738)	(1,738)
Interest expense, net of interest income	-	10	10
Loss from continuing operations before income taxes	$(496)	$(7,773)	$(8,269)
Segmented assets and capital expenditures
Property and equipment, net	$2,062	$157	$2,219
Intangible assets, net	$6	$1,850	$1,856
Capital expenditures	$53	$15	$68

Three months ended December 31, 2016	Pioneer	Zest Labs	Total
Segmented operating revenues	$1,984	$94	$2,078
Cost of revenues	2,251	350	2,601
Gross (loss)	(267)	(256)	(523)
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	587	7,711	8,298
Depreciation, amortization and impairment	1,651	60	1,711
Interest expense, net of interest income	16	25	41
Loss from continuing operations before income taxes	$(2,521)	$(8,052)	$(10,573)
Segmented assets and capital expenditures
Property and equipment, net	$2,342	$209	$2,551
Intangible assets, net	$861	$786	$1,647
Capital expenditures	$104	$97	$201

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

Nine months ended December 31, 2017	Pioneer	Zest Labs	Total
Segmented operating revenues	$6,490	$94	$6,584
Cost of revenues	7,385	132	7,517
Gross (loss)	(895)	(38)	(933)
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	743	32,979	33,722
Depreciation, amortization and impairment	881	518	1,399
Change in fair value of derivative liabilities	-	(7,245)	(7,245)
Interest expense, net of interest income and other expense	61	40	101
Loss from continuing operations before income taxes	$(2,580)	$(26,330)	$(28,910)

Capital expenditures	$235	$25	$260

Nine months ended December 31, 2016	Pioneer	Zest Labs	Total
Segmented operating revenues	$8,243	$116	$8,359
Cost of revenues	8,480	360	8,840
Gross profit (loss)	(237)	(244)	(481)
Total operating expenses net of depreciation, amortization and impairment, and interest expense, net	1,200	19,301	20,501
Depreciation, amortization and impairment	1,799	170	1,969
Interest expense, net of interest income and other expense	53	180	233
Loss from continuing operations before income taxes	$(3,289)	$(19,895)	$(23,184)

Capital expenditures	$227	$97	$324

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

NOTE 17: WARRANT DERIVATIVE LIABILITIES

As described in Note 11, the Company issued common stock and warrants in private placements in March 2017 and May 2017. The March and May 2017 warrants (collectively the “Derivative Warrant Instruments”) are classified as liabilities. The Derivative Warrant Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

On the date of inception, the fair value of the March 2017 warrants of $4,609 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.13% an expected term of 5.0 years, an expected volatility of 107% and a 0% dividend yield. At March 31, 2017, the fair value of the March 2017 warrants of $3,351 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.93% an expected term of 4.9 years, an expected volatility of 105% and a 0% dividend yield. At December 31, 2017, the fair value of the March 2017 warrants of $1,113 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.20% an expected term of 4.25 years, an expected volatility of 92% and a 0% dividend yield.

On the date of inception, the fair value of the May 2017 warrants of $7,772 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.80% an expected term of 5.0 years, an expected volatility of 101% and a 0% dividend yield. At December 31, 2017, the fair value of the May 2017 warrants of $2,070 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.20% an expected term of 4.42 years, an expected volatility of 92% and a 0% dividend yield.

The Company’s derivative liabilities associated with the warrants are as follows:

	December 31, 2017	March 31, 2017	Inception
Fair value of 1,000 March 17, 2017 warrants	$1,113	$3,351	$4,609
Fair value of 1,875 May 22, 2017 warrants	2,070	-	7,772
	$3,183	$3,351	$12,381

During the nine months ended December 31, 2017 and 2016 the Company recognized changes in the fair value of the derivative liabilities of $7,245 and $0, respectively.

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended December 31, 2017 and March 31, 2017. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of and for the periods December 31, 2017 and March 31, 2017:

December 31, 2017	Level 1	Level 2	Level 3	Total Gains and (Losses)
Warrant derivative liabilities	-	-	$3,183	$7,245

March 31, 2017
Warrant derivative liabilities	-	-	$3,351	$829

NOTE 19: RESTATEMENTS

In connection with the preparation of the Company’s consolidated financial statements as of and for the nine and three months ended December 31, 2017, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations. Accordingly, the Company is restating herein its previously issued condensed consolidated financial statements and the related disclosures for the nine and three months ended December 31, 2017 as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”). The adjustment to the opening balance sheet as of April 1, 2017 consisted of establishing a current derivatives liability of $3,351, offset by a reduction in additional paid-in-capital of $4,180 and a reduction of accumulated deficit of $829.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, and Consolidated Statement of Cashflows as of and for the nine and three months ended December 31, 2017 to the corresponding restated condensed consolidated financial statements for that period. The Condensed Consolidated Statement of Changes in Stockholders’ Equity in the financial statements reflect all changes related to the as originally reported line items that have been affected as denoted by “(Restated)”.

		(Dollars in thousands,
		except per share data)
	December 31,	Restatement	December 31,
	2017	Adjustment	2017
	As Reported		As Restated
ASSETS
CURRENT ASSETS
Cash ($265 pledged as collateral for credit)	$2,175	$-	$2,175
Certificates of deposit	1,001	-	1,001
Accounts receivable, net of allowance of $63	1,041	-	1,041
Inventory, net of reserves	3,073	-	3,073
Prepaid expenses	244	-	244
Other current assets	64	-	64
Total current assets	7,598	-	7,598
NON-CURRENT ASSETS
Property and equipment, net	2,219	-	2,219
Intangible assets, net	1,856	-	1,856
Other assets	53	-	53
Total non-current assets	4,128	-	4,128
TOTAL ASSETS	$11,726	-	$11,726

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$953	$-	$953
Accrued liabilities	1,162	-	1,162
Derivative liabilities	-	3,183	3,183
Current portion of long-term debt	500	-	500
Current portion of long-term debt – related party	100	-	100
Total current liabilities	2,715	3,183	5,898
NON-CURRENT LIABILITIES
COMMITMENTS AND CONTINGENCIES
Total liabilities	2,715	3,183	5,898

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 46,740 shares issued and 46,248 shares outstanding as of December 31, 2017	47	-	47
Additional paid-in-capital	116,293	(11,257)	105,036
Accumulated deficit	(105,822)	8,074	(97,748)
Treasury stock, at cost	(1,507)	-	(1,507)
Total stockholders’ equity	9,011	(3,183)	5,828
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,726	-	$11,726

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	Nine Months Ended		Nine Months Ended
	December 31,	Restatement	December 31,
	2017	Adjustment	2017
	As Reported		As Restated
CONTINUING OPERATIONS:

REVENUES	$6,584	$-	$6,584

COST OF REVENUES	7,517	-	7,517

GROSS PROFIT (LOSS)	(933)	-	(933)
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation	23,781	-	23,781
Professional fees and consulting, including share-based compensation	3,829		3,829
Selling, general and administrative	1,473	-	1,473
Depreciation, amortization and impairment	1,399	-	1,399
Research and development	4,639	-	4,639
Total operating expenses	35,121	-	35,121
Loss from continuing operations before other expenses	(36,054)	-	(36,054)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	-	7,245	7,245
Loss on retirement of assets	(61)	-	(61)
Interest expense, net of interest income	(40)	-	(40)
Total other income (expenses)	(101)	7,245	7,144
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(36,155)	7,245	(28,910)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(57)	-	(57)
Gain on disposal of discontinued operations	636	-	636
Total discontinued operations	579	-	579
PROVISION FOR INCOME TAXES	(17)	-	(17)
NET LOSS	(35,593)	7,245	(28,348)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-		-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(35,593)	$7,245	$(28,348)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.80)	$0.16	$(0.64)
Discontinued operations	0.01	-	0.01
Total	$(0.79)	$0.16	$(0.63)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	45,099		45,099

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	Three Months Ended		Three Months Ended
	December 31,	Restatement	December 31,
	2017	Adjustment	2017
	As Reported		As Restated
CONTINUING OPERATIONS:

REVENUES	$2,175	$-	$2,175

COST OF REVENUES	2,472	-	2,472

GROSS PROFIT (LOSS)	(297)	-	(297)
OPERATING EXPENSES:
Salaries and salary related costs, including share-based compensation	6,580	-	6,580
Professional fees and consulting, including share-based compensation	1,088		1,088
Selling, general and administrative	431	-	431
Depreciation, amortization and impairment	195	-	195
Research and development	1,406	-	1,406
Total operating expenses	9,700	-	9,700
Loss from continuing operations before other expenses	(9,997)	-	(9,997)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	-	1,738	1,738
Interest expense, net of interest income	(10)	-	(10)
Total other income (expenses)	(10)	1,738	1,728
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(10,007)	1,738	(8,269)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	-	-	-
Gain on disposal of discontinued operations	-	-	-
Total discontinued operations	(-)	-	(-)
PROVISION FOR INCOME TAXES	(10)	-	(10)
NET LOSS	(10,017)	1,738	(8,279)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-		-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(10,017)	$1,738	$(8,279)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.22)	$0.04	$(0.18)
Discontinued operations	-	-	-
Total	$(0.22)	$0.04	$(0.18)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	46,287		46,287

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	Nine Months Ended December 31,	Restatement	Nine Months Ended December 31,
	2017	Adjustment	2017
	As Reported		As Restated
Cash flows from operating activities:
Net loss attributable to controlling interest	$(35,593)	$7,245	$(28,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	1,635	-	1,635
Shares of common stock issued for services rendered	2,206	-	2,206
Share-based compensation – stock - employees	18,699	-	18,699
Share-based compensation due to employment agreements	1,500	-	1,500
Change in value of derivative liabilities		(7,245)	(7,245)
(Income) loss from discontinued operations	57		57
Gain on sale of discontinued operations	(636)	-	(636)
Loss on retirement of assets	61	-	61
Changes in assets and liabilities:
Accounts receivable	516	-	516
Inventory	(969)	-	(969)
Prepaid expenses	55	-	55
Other current assets	(83)	-	(83)
Other assets	4	-	4
Accounts payable	(790)	-	(790)
Accrued liabilities	(1,665)	-	(1,665)
Net cash used in operating activities of continuing operations	(15,003)	-	(15,003)
Net cash provided by discontinued operations	92	-	92
Net cash used in operating activities	(14,911)	-	(14,911)

Cash flows from investing activities:
Proceeds from sale of Eco3d	2,100	-	2,100
Purchases of certificates of deposit	(1,001)	-	(1,001)
Purchases of property and equipment	(260)	-	(260)
Net cash provided by investing activities	839	-	839

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	9,106	-	9,106
Purchase of treasury shares from employees	(1,507)	-	(1,507)
Repayments of debt - related parties	-	-	-
Net cash provided by financing activities	7,599	-	7,599
NET DECREASE IN CASH	(6,473)	-	(6,473)
Cash - beginning of period	8,648	-	8,648
Cash - end of period	$2,175	$-	$2,175

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$45	$-	$45
Cash paid for income taxes	$2	$-	$2

SUMMARY OF NONCASH ACTIVITIES:

Receivables from sale of assets	$28	$-	$28
Assets and liabilities acquired via acquisition of companies:
Identifiable intangible assets	$1,435	$-	$1,435
Goodwill	$65	$-	$65

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

NOTE 20: SUBSEQUENT EVENTS

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

Impact of Restatement Adjustments on Other Income and Net Loss of Previously Reported Periods

As more fully described in Note 19 to the condensed consolidated financial statements included in this report, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s condensed consolidated statements of operations. Accordingly, the Company is restating its previously issued condensed consolidated financial statements for the nine months ended December 31, 2017 as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”).

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

Net Loss

Net loss for the three months ended December 31, 2017 was $8,279 as compared to $10,573 for the three months ended December 31, 2016. The $2,294 decrease in net loss was primarily due to the $4,029 increase in non-cash share-based compensation, which was more than offset by the $1,811 decrease in professional fees, $426 decrease in research and development and the change in the fair value of derivative liabilities of $1,738. As described in Note 13 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $85,993 at December 31, 2017 that can potentially be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements, and no tax benefit has been accrued for either continuing or discontinued operations.

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

Net Loss

Net loss attributable to controlling interest for the nine months ended December 31, 2017 was $28,348 as compared to $23,124 for the nine months ended December 31, 2016. The $5,224 increase in net loss was primarily due to the $17,869 increase in non-cash share-based compensation included in salary and salary related costs, offset by decreases in professional fees and consulting of $3,911, research and development expenses of $571, depreciation, amortization and impairment expenses of $570, selling, general and administrative expenses of $471 and other expenses of $132 and an unfavorable change from income from discontinued operations of $176 in 2016 to a $57 loss from discontinued operations in 2017, offset by the $636 gain from the sale of Eco3d and $7,245 in the change in the fair value of derivative liabilities. As described in Note 13 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $85,993 at December 31, 2017 that can potentially be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements, and no tax benefit has been accrued for either continuing or discontinued operations.

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

At December 31, 2017 and March 31, 2017, we had cash and short-term investments of $3,176 and $8,648, respectively. Working capital of $1,700 at December 31, 2017 compared unfavorably with working capital of $7,793 at March 31, 2017. The decrease in working capital was principally due to net cash used in operating activities of $14,911, amortization of prepaid expenses, and reclassification of $600 of convertible notes from long-term to current offset by the May 2017 issuance of common stock to institutional investors for $9,106 net of expenses, the $2,100 proceeds from the sale of Eco3d as well as the change in the fair value of derivative liabilities. The Company is dependent upon raising additional capital from future financing transactions until such time that cash flow from operations is positive. The Company disclosed its intention to raise up to a cumulative amount of $80,000 pursuant to its shelf registration filed with the SEC (approximately $23,000 has been raised with $57,000 remaining through August 2019). There can be no assurance that the Company will have met the SEC’s Form S-3 eligibility requirements to use its shelf registration.

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

The third weakness relates to the accounting for warrants issued in connection with capital raises. The weakness caused us to restate our financial statements. The Company has plans to work with management and consultants to correct the reports that were previously issued and ensure proper reporting in the future.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Employment Agreement by and between Ecoark Holdings, Inc. and Jay Puchir (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC on February 9, 2018 (File No. 000-53361)).
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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