Form 10-Q/A
period 2018-06-30
Ecoark Holdings, Inc.
filed 2019-12-11
CIK 1437491

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

Explanatory Note

We are amending this Form 10-Q to correct previous reported amounts and disclosures related to the accounting for warrants in connection with capital raises in March 2017, May 2017 and March 2018. The results of the corrections impacted the Company’s liabilities, stockholders’ equity and its results of operations and earnings per share calculations.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)

	(Dollars in thousands,
	except per share data)
	June 30,	March 31,
	2018 (Restated)	2018 (Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($100 pledged as collateral for credit)	$1,748	$3,730
Accounts receivable, net of allowance of $87 and $87 as of June 30, 2018 and March 31, 2018, respectively	2,014	2,617
Prepaid expenses	208	242
Current assets held for sale - (Note 2)	1,087	645
Total current assets	5,057	7,234
NON-CURRENT ASSETS
Property and equipment, net	2,448	2,619
Intangible assets, net	1,407	1,545
Non-current assets held for sale - (Note 2)	1,018	1,023
Other assets	26	26
Total non-current assets	4,899	5,213
TOTAL ASSETS	$9,956	$12,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,537	$2,350
Accrued liabilities	914	1,080
Derivative liabilities	3,373	3,694
Current portion of long-term debt	500	500
Current liabilities held for sale - (Note 2)	15	43
Total current liabilities	7,339	7,667
NON-CURRENT LIABILITIES	-	-
COMMITMENTS AND CONTINGENCIES
Total liabilities	7,339	7,667

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued
Common stock, $0.001 par value; 100,000 shares authorized, 49,533 shares issued and 48,972 shares outstanding as of June 30, 2018 and 49,468 shares issued and 48,923 shares outstanding as of March 31, 2018	50	49
Additional paid-in-capital	109,671	108,585
Accumulated deficit	(105,463)	(102,236)
Treasury stock, at cost	(1,641)	(1,618)
Total stockholders’ equity	2,617	4,780
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,956	$12,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (RESTATED)

	Three Months Ended
	June 30,
	2018	2017
	(Dollars in thousands,
	except per share data)
	(Restated)	(Restated)
CONTINUING OPERATIONS:
REVENUES	$753	$1
COST OF REVENUES	430	13
GROSS PROFIT (LOSS)	323	(12)
OPERATING EXPENSES:
Selling, general and administrative	2,091	11,890
Depreciation, amortization, and impairment	309	120
Research and development	870	1,620
Total operating expenses	3,270	13,630
Loss from continuing operations before other expenses	(2,947)	(13,642)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	321	3,346
Interest expense, net of interest income	(11)	(15)
Total other income (expenses)	310	3,331
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,637)	(10,311)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(590)	(588)
Gain on disposal of discontinued operations	-	636
Total discontinued operations	(590)	48
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(3,227)	$(10,263)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.06)	$(0.24)
Discontinued operations	$(0.01)	$-
Total	$(0.07)	$(0.24)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	48,960	43,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (RESTATED)

	Three Months Ended
	June 30,
	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(3,227)	$(10,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	362	254
Shares of common stock issued for services rendered	136	1,314
Share-based compensation – stock – employees	951	6,938
Share-based compensation due to employment agreements	-	1,500
Change in fair value of derivative liabilities	(321)	(3,346)
Loss from discontinued operations	590	588
Gain on sale of discontinued operations	-	(636)
Changes in assets and liabilities:
Accounts receivable	573	95
Inventory	(437)	(494)
Prepaid expenses	46	(290)
Other current assets	13	(498)
Other assets	-	4
Accounts payable	158	(479)
Accrued liabilities	(167)	(1,824)
Net cash used in operating activities of continuing operations	(1,323)	(7,137)
Net cash used in discontinued operations	(590)	(439)
Net cash used in operating activities	(1,913)	(7,576)

Cash flows from investing activities:
Proceeds from sale of Eco3d	-	2,006
Purchases of property and equipment		(12)
Net cash provided by investing activities of continuing operations	-	1,994
Net cash used in investing activities of discontinued operations	(46)	(33)
Net cash provided by (used in) investing activities	(46)	1,961

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	-	9,106
Purchase of treasury shares from employees for tax withholdings	(23)	(577)
Net cash provided by (used in) financing activities	(23)	8,529
NET INCREASE (DECREASE) IN CASH	(1,982)	2,914
Cash - beginning of period	3,730	8,646
Cash - end of period	$1,748	$11,560

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$11	$15
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Assets acquired via acquisition of 440labs, Inc.:
Identifiable intangible assets	$-	$1,435
Goodwill	$-	$65

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company generally uses a Black-Scholes model, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is remeasured at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the derivative liabilities. Applying this accounting policy resulted in restatements of prior periods as more fully described in Note 15.

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

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $105,463 since inception. The accumulated deficit together with losses of $3,227 for the three months ended June 30, 2018, and net cash used in operating activities in the three months ended June 30, 2018 of $1,913, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

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

As more fully described in Note 15, in connection with the preparation of the Company’s condensed consolidated financial statements as of and for the three months ended June 30, 2018, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s condensed consolidated statements of operations.

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

The Company’s deferred tax assets are summarized as follows:

	June 30, 2018	March 31, 2018
	(Unaudited)
Net operating loss carryover	$21,835	$23,230
Depreciable and amortizable assets	1,209	1,168
Share-based compensation	3,067	2,858
Inventory reserve		3
Accrued liabilities	58	58
Allowance for bad debts	13	13
Change in fair value of derivative liabilities	(67)	(1,956)
Effect of reduction in tax rate	-	(994)
Other	332	328
Less: valuation allowance	(26,447)	(24,708)
Net deferred tax asset	$-	$-

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

NOTE 13: WARRANT DERIVATIVE LIABILITIES

As described herein, the Company issued common stock and warrants in private placements in March 2017, May 2017 and March 2018. The March and May 2017 and March 2018 warrants (collectively the “Derivative Warrant Instruments”) are classified as liabilities. The Derivative Warrant Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

The Company identified embedded features in the Derivative Warrant Instruments which caused the warrants to be classified as a liability. These embedded features included the implicit right for the holders to request that the Company settle the warrants in registered shares. Since maintaining an effective registration of shares is potentially outside the control of the Company, these warrants were classified as liabilities as opposed to equity. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as derivatives as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

On the date of inception, the fair value of the March 2017 warrants of $4,609 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.13% an expected term of 5.0 years, an expected volatility of 107% and a 0% dividend yield. At March 31, 2017, the fair value of the March 2017 warrants of $3,351 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.93% an expected term of 4.9 years, an expected volatility of 105% and a 0% dividend yield. At March 31, 2018, the fair value of the March 2017 warrants of $537 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.56% an expected term of 4.0 years, an expected volatility of 91% and a 0% dividend yield. At June 30, 2018, the fair value of the March 2017 warrants of $482 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.73% an expected term of 3.75 years, an expected volatility of 94% and a 0% dividend yield.

On the date of inception, the fair value of the May 2017 warrants of $7,772 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.80% an expected term of 5.0 years, an expected volatility of 101% and a 0% dividend yield. At March 31, 2018, the fair value of the May 2017 warrants of $1,001 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.56% an expected term of 4.17 years, an expected volatility of 91% and a 0% dividend yield. At June 30, 2018, the fair value of the May 2017 warrants of $900 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.73% an expected term of 3.92 years, an expected volatility of 94% and a 0% dividend yield.

On the date of inception, the fair value of the March 2018 warrants of $3,023 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.65% an expected term of 5.0 years, an expected volatility of 91% and a 0% dividend yield. At March 31, 2018, the fair value of the March 2018 warrants of $2,156 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.56% an expected term of 5.0 years, an expected volatility of 91% and a 0% dividend yield. At June 30, 2018, the fair value of the March 2018 warrants of $1,991 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.73% an expected term of 4.75 years, an expected volatility of 94% and a 0% dividend yield.

The Company’s derivative liabilities associated with the warrants are as follows:

	June 30, 2018	March 31, 2018	Inception
Fair value of 1,000 March 17, 2017 warrants	$482	$537	$4,609
Fair value of 1,875 May 22, 2017 warrants	900	1,001	7,772
Fair value of 2,565 March 16, 2018 warrants	1,991	2,156	3,023
	$3,373	$3,694	$15,404

During the three months ended June 30, 2018 and 2017 the Company recognized changes in the fair value of the derivative liabilities of $321 and $3,346, respectively.

NOTE 14: FAIR VALUE MEASUREMENTS

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.  The Company records the fair value of the of the warrant derivative liabilities disclosed in Note 13 in accordance with ASC 815, Derivatives and Hedging. The fair values of the derivatives were calculated using the Black-Scholes Model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in other income (expense) in the consolidated statement of operations.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of and for the periods June 30, 2018 and March 31, 2018:

June 30, 2018	Level 1	Level 2	Level 3	Total Gains and (Losses)
Warrant derivative liabilities	-	-	$3,373	$321

March 31, 2018
Warrant derivative liabilities	-	-	$3,694	$9,316

NOTE 15: RESTATEMENTS

In connection with the preparation of the Company’s consolidated financial statements as of and for the three months ended June 30, 2018, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017 and 2018. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations. Accordingly, the Company is restating herein its previously issued condensed consolidated financial statements and the related disclosures for the three months ended June 30, 2018 and 2017, as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”). The adjustment to the opening balance sheet as of April 1, 2017 consisted of establishing a current derivatives liability of $3,351, offset by a reduction in additional paid-in-capital of $4,180 and a reduction of accumulated deficit of $829.

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

Note 13: Warrant Derivative Liabilities

Note 14: Fair Value Measurements

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, and Consolidated Statement of Cashflows as of and for the three months ended June 30, 2018 to the corresponding restated condensed consolidated financial statements for that period.

		(Dollars in thousands,
		except per share data)
	June 30,	Restatement	June 30,
	2018	Adjustment	2018
	As Reported		As Restated
ASSETS
CURRENT ASSETS
Cash ($100 pledged as collateral for credit)	$1,748	$-	$1,748
Accounts receivable, net of allowance of $87	2,014	-	2,014
Prepaid expenses	208	-	208
Current assets held for sale	1,087	-	1,087
Total current assets	5,057	-	5,057
NON-CURRENT ASSETS
Property and equipment, net	2,448	-	2,448
Intangible assets, net	1,407	-	1,407
Non-current assets held for sale	1,018	-	1,018
Other assets	26	-	26
Total non-current assets	4,899	-	4,899
TOTAL ASSETS	$9,956	-	$9,956

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,537	$-	$2,537
Accrued liabilities	914	-	914
Derivative liabilities	-	3,373	3,373
Current portion of long-term debt	500	-	500
Current portion of long-term debt – related party	15	-	15
Total current liabilities	3,966	3,373	7,339
NON-CURRENT LIABILITIES
COMMITMENTS AND CONTINGENCIES
Total liabilities	3,966	3,373	7,339

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 49,533 shares issued and 48,972 shares outstanding as of June 30, 2018	50	-	50
Additional paid-in-capital	123,510	(13,839)	109,671
Accumulated deficit	(115,929)	10,466	(105,463)
Treasury stock, at cost	(1,641)	-	(1,641)
Total stockholders’ equity	5,990	(3,373)	2,617
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,956	-	$9,956

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

	Three Months Ended		Three Months Ended
	June 30,	Restatement	June 30,
	2018	Adjustment	2018
	As Reported		As Restated
CONTINUING OPERATIONS:

REVENUES	$753	$-	$753

COST OF REVENUES	430	-	430

GROSS PROFIT (LOSS)	323	-	323
OPERATING EXPENSES:
Selling, general and administrative	2,091	-	2,091
Depreciation, amortization and impairment	309	-	309
Research and development	870	-	870
Total operating expenses	3,270	-	3,270
Loss from continuing operations before other expenses	(2,947)	-	(2,947)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	-	321	321
Interest expense, net of interest income	(11)	-	(11)
Total other income (expenses)	(11)	321	(310)
)LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,958)	321	(2,637)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(590)	-	(590)
Gain on disposal of discontinued operations	-	-	-
Total discontinued operations	(590)	-	(590)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	(3,548)	321	(3,227)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-		-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(3,548)	$321	$(3,227)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.06)	$-	$(0.06)
Discontinued operations	(0.01)	-	(0.01)
Total	$(0.07)	$-	$(0.07)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	48,960		48,960

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2018

	Three Months Ended June 30,	Restatement	Three Months Ended June 30,
	2018	Adjustment	2018
	As Reported		As Restated
Cash flows from operating activities:
Net loss attributable to controlling interest	$(3,548)	$321	$(3,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	362	-	362
Shares of common stock issued for services rendered	136	-	136
Share-based compensation – stock - employees	951	-	951
Change in value of derivative liabilities		(321)	(321)
(Income) loss from discontinued operations	590		590
Changes in assets and liabilities:
Accounts receivable	573	-	573
Inventory	(437)	-	(437)
Prepaid expenses	46	-	46
Other current assets	13	-	13
Accounts payable	158	-	158
Accrued liabilities	(167)	-	(167)
Net cash used in operating activities of continuing operations	(1,323)	-	(1,323)
Net cash used in discontinued operations	(590)	-	(590)
Net cash used in operating activities	(1,913)	-	(1,913)

Cash flows from investing activities:
Net cash used in investing activities – discontinued operations	(46)	-	(46)

Net cash used in investing activities	(46)	-	(46)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	-	-	-
Purchase of treasury shares from employees	(23)	-	(23)
Repayments of debt - related parties	-	-	-
Net cash used in financing activities	(23)	-	(23)
NET DECREASE IN CASH	(1,982)	-	(1,982)
Cash - beginning of period	3,730	-	3,730
Cash - end of period	$1,748	$-	$1,748

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$11	$-	$11
Cash paid for income taxes	$-	$-	$-

NOTE 16: SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Such forward-looking statements may be contained in the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Notes to Condensed Consolidated Financial Statements (Unaudited)” among other places in this Form 10-Q/A.

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

Impact of Restatement Adjustments on Other Income and Net Loss of Previously Reported Periods

As more fully described in Note 15 to the condensed consolidated financial statements included in this report, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017 and 2018. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s condensed consolidated statements of operations. Accordingly, the Company is restating its previously issued condensed consolidated financial statements for the three months ended June 30, 2018 as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”).

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

Net Loss

Net loss for the three months ended June 30, 2018 was $3,227 as compared to $10,263 for the three months ended June 30, 2017. The $7,036 decrease in net loss was primarily due to the $8,665 decrease in non-cash share-based compensation, a decrease in professional fees and a decrease in research and development expenditures plus the absence of the gain on sale of Eco3d of $636 in April 2017 and the change in fair value of derivative liabilities.

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

At June 30, 2018 and March 31, 2018, we had cash of $1,748 and $3,730, respectively, and working capital deficit of $2,282 at June 30, 2018 compared with working capital deficit of $433 at March 31, 2018. The increase in the working capital deficit is the result of the net cash used in operating activities. The Company is dependent upon raising additional capital from future financing transactions.

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