Form 10-Q/A
period 2018-09-30
Ecoark Holdings, Inc.
filed 2019-12-11
CIK 1437491

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

 Explanatory Note

We are amending this Form 10-Q to correct previous reported amounts and disclosures related to the accounting for warrants in connection with capital raises in March 2017, May 2017, March 2018 and August 2018.The results of the corrections impacted the Company’s liabilities, stockholders’ equity and its results of operations and earnings per share calculations.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30,	March 31,
	2018 (Restated)	2018 (Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($35 pledged as collateral for credit)	$2,323	$3,730
Accounts receivable, net of allowance of $585 and $87 as of September 30, 2018 and March 31, 2018, respectively	1,216	2,617
Prepaid expenses and other current assets	217	242
Current assets held for sale - (Note 2)	768	645
Total current assets	4,524	7,234
NON-CURRENT ASSETS
Property and equipment, net	2,297	2,619
Intangible assets, net	1,269	1,545
Non-current assets held for sale - (Note 2)	1,137	1,023
Other assets	27	26
Total non-current assets	4,730	5,213
TOTAL ASSETS	$9,254	$12,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,243	$2,350
Accrued liabilities	869	1,080
Derivative liabilities	5,228	3,694
Current portion of long-term debt	-	500
Current liabilities held for sale - (Note 2)	3	43
Total current liabilities	7,343	7,667
NON-CURRENT LIABILITIES	-	-
COMMITMENTS AND CONTINGENCIES
Total liabilities	7,343	7,667

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 52,537 shares issued and 51,963 shares outstanding as of September 30, 2018 and 49,468 shares issued and 48,923 shares outstanding as of March 31, 2018	53	49
Additional paid-in-capital	112,331	108,585
Accumulated deficit	(108,813)	(102,236)
Treasury stock, at cost	(1,660)	(1,618)
Total stockholders’ equity	1,911	4,780
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,254	$12,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (RESTATED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Restated)	(Restated)	(Restated)	(Restated)
CONTINUING OPERATIONS:
REVENUES	$286	$20	$1,039	$21
COST OF REVENUES	207	20	637	33
GROSS PROFIT (LOSS)	79	-	402	(12)
OPERATING EXPENSES:
Selling, general and administrative	2,493	8,530	4,584	20,466
Depreciation, amortization, and impairment	308	186	617	306
Research and development	771	1,659	1,641	3,233
Total operating expenses	3,572	10,375	6,842	24,005
Loss from continuing operations before other expenses	(3,493)	(10,375)	(6,440)	(24,017)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	715	2,161	1,036	5,507
(Interest expense), net of interest income	4	(11)	(7)	(26)
Total other income (expenses)	719	2,150	1,029	5,481
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,774)	(8,225)	(5,411)	(18,536)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(576)	(1,574)	(1,166)	(2,162)
Gain on disposal of discontinued operations	-	-	-	636
Total discontinued operations	(576)	(1,574)	(1,166)	(1,526)
PROVISION FOR INCOME TAXES	-	(7)	-	(7)
NET LOSS	$(3,350)	$(9,806)	$(6,577)	$(20,069)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.07)	$(0.18)	$(0.13)	$(0.42)
Discontinued operations	(0.01)	(0.03)	(0.02)	(0.03)
Total	$(0.08)	$(0.21)	$(0.15)	$(0.45)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	50,500	45,101	49,739	44,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (RESTATED)

(DOLLAR AMOUNTS IN THOUSANDS)

	Six Months Ended
	September 30,
	2018	2017
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(6,577)	$(20,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	617	306
Shares of common stock issued for services rendered	200	1,645
Share-based compensation – stock – employees	1,900	13,214
Share-based compensation due to employment agreements	-	1,500
Change in fair value of derivative liabilities	(1,036)	(5,507)
Loss from discontinued operations	1,166	2,162
Loss on retirement of assets	-	61
Gain on sale of discontinued operations	-	(636)
Changes in assets and liabilities:
Accounts receivable	1,401	525
Inventory	(147)	(821)
Prepaid expenses	13	(38)
Other current assets	35	(119)
Other assets	-	4
Accounts payable	(1,134)	(72)
Accrued liabilities	(226)	(1,504)
Net cash used in operating activities of continuing operations	(3,788)	(9,349)
Net cash used in discontinued operations	(1,114)	(1,102)
Net cash used in operating activities	(4,902)	(10,451)

Cash flows from investing activities:
Proceeds from sale of Eco3d	-	2,029
Purchases of property and equipment	(18)	(22)
Net cash provided by (used in) investing activities of continuing operations	(18)	2,007
Net cash used in investing activities of discontinued operations	(166)	(214)
Net cash provided by (used in) investing activities	(184)	1,793

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	4,221	9,106
Repayment of debt	(500)
Purchase of treasury shares from employees for tax withholdings	(42)	(780)
Net cash provided by financing activities	3,679	8,326
Net decrease in cash	(1,407)	(332)
Cash - beginning of period	3,730	8,648
Cash - end of period	$2,323	$8,316

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$11	$30
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Assets acquired via acquisition of 440labs, Inc.:
Identifiable intangible assets	$-	$1,435
Goodwill	$-	$65
Other assets	$-	$28

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

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $108,813 since inception. The accumulated deficit together with losses of $6,577 for the six months ended September 30, 2018, and net cash used in operating activities in the six months ended September 30, 2018 of $4,902, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

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

As more fully described in Note 15, in connection with the preparation of the Company’s condensed consolidated financial statements as of and for the six and three months ended September 30, 2018, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s condensed consolidated statements of operations.

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

Both the March 16, 2018 and August 14, 2018 warrant issuances resulted in the Company’s recognition of derivative liabilities.

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

The Company’s deferred tax assets are summarized as follows:

	September 30, 2018	March 31, 2018
	(Unaudited)
Net operating loss carryover	$22,557	$23,230
Depreciable and amortizable assets	1,184	1,168
Share-based compensation	3,269	2,858
Inventory reserve		3
Accrued liabilities	58	58
Allowance for bad debts	118	13
Change in fair value of derivative liabilities	(218)	(1,956)
Effect of reduction in rate	-	(994)
Other	333	328
Less: valuation allowance	(27,301)	(24,708)
Net deferred tax asset	$-	$-

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

NOTE 13: WARRANT DERIVATIVE LIABILITIES

As described herein, the Company issued common stock and warrants in private placements in March 2017, May 2017, March 2018 and August 2018. The March and May 2017 and March and August 2018 warrants (collectively the “Derivative Warrant Instruments”) are classified as liabilities. The Derivative Warrant Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging”. The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

On the date of inception, the fair value of the March 2017 warrants of $4,609 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.13% an expected term of 5.0 years, an expected volatility of 107% and a 0% dividend yield. At March 31, 2017, the fair value of the March 2017 warrants of $3,351 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.93% an expected term of 4.9 years, an expected volatility of 105% and a 0% dividend yield. At March 31, 2018, the fair value of the March 2017 warrants of $537 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.56% an expected term of 4.0 years, an expected volatility of 91% and a 0% dividend yield. At September 30, 2018, the fair value of the March 2017 warrants of $486 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.94% an expected term of 3.5 years, an expected volatility of 96% and a 0% dividend yield. This includes the adjustment related to the change in strike price as a result of the ratchet provision.

On the date of inception, the fair value of the May 2017 warrants of $7,772 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.80% an expected term of 5.0 years, an expected volatility of 101% and a 0% dividend yield. At March 31, 2018, the fair value of the May 2017 warrants of $1,001 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.56% an expected term of 4.17 years, an expected volatility of 91% and a 0% dividend yield. At September 30, 2018, the fair value of the May 2017 warrants of $942 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.94% an expected term of 3.67 years, an expected volatility of 96% and a 0% dividend yield. This includes the adjustment related to the change in strike price as a result of the ratchet provision.

On the date of inception, the fair value of the March 2018 warrants of $3,023 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.65% an expected term of 5.0 years, an expected volatility of 91% and a 0% dividend yield. At March 31, 2018, the fair value of the March 2018 warrants of $2,156 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.56% an expected term of 5.0 years, an expected volatility of 91% and a 0% dividend yield. At September 30, 2018, the fair value of the March 2018 warrants of $1,701 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.94% an expected term of 4.5 years, an expected volatility of 96% and a 0% dividend yield. This includes the adjustment related to the change in strike price as a result of the ratchet provision.

On the date of inception, the fair value of the August 2018 warrants of $2,892 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.77% an expected term of 5.00 years, an expected volatility of 97% and a 0% dividend yield. At September 30, 2018, the fair value of the August 2018 warrants of $2,099 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.94% an expected term of 4.92 years, an expected volatility of 96% and a 0% dividend yield. This includes the adjustment related to the change in strike price as a result of the ratchet provision.

The Company’s derivative liabilities associated with the warrants are as follows:

	September 30, 2018	March 31, 2018	Inception
Fair value of 1,000 March 17, 2017 warrants	$486	$537	$4,609
Fair value of 1,875 May 22, 2017 warrants	942	1,001	7,772
Fair value of 2,565 March 16, 2018 warrants	1,701	2,156	3,023
Fair value of 2,969 August 14, 2018 warrants	2,099	-	2,892
	$5,228	$3,694	$18,296

During the six months ended September 30, 2018 and 2017 the Company recognized changes in the fair value of the derivative liabilities of $1,036 and $5,507, respectively.

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

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of and for the periods September 30, 2018 and March 31, 2018:

September 30, 2018	Level 1	Level 2	Level 3	Total Gains and (Losses)
Warrant derivative liabilities	-	-	$5,228	$1,036

March 31, 2018
Warrant derivative liabilities	-	-	$3,694	$9,316

NOTE 15: RESTATEMENTS

In connection with the preparation of the Company’s consolidated financial statements as of and for the six and three months ended September 30, 2018, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017 and 2018. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations. Accordingly, the Company is restating herein its previously issued condensed consolidated financial statements and the related disclosures for the six and three months ended September 30, 2018 and 2017, as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”). The adjustment to the opening balance sheet as of April 1, 2017 consisted of establishing a current derivatives liability of $3,351, offset by a reduction in additional paid-in-capital of $4,180 and a reduction of accumulated deficit of $829.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, and Consolidated Statement of Cashflows as of and for the six and three months ended September 30, 2018 to the corresponding restated condensed consolidated financial statements for that period.

		(Dollars in thousands,
		except per share data)
	September 30,	Restatement	September 30,
	2018	Adjustment	2018
	As Reported		As Restated
ASSETS
CURRENT ASSETS
Cash ($35 pledged as collateral for credit)	$2,323	$-	$2,323
Accounts receivable, net of allowance of $585	1,216	-	1,216
Prepaid expenses	217	-	217
Current assets held for sale	768	-	768
Total current assets	4,524	-	4,524
NON-CURRENT ASSETS
Property and equipment, net	2,297	-	2,297
Intangible assets, net	1,269	-	1,269
Non-current assets held for sale	1,137	-	1,137
Other assets	27	-	27
Total non-current assets	4,730	-	4,730
TOTAL ASSETS	$9,254	-	$9,254

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,243	$-	$1,243
Accrued liabilities	869	-	869
Derivative liabilities	-	5,228	5,228
Current liabilities held for sale	3	-	3
Total current liabilities	2,115	5,228	7,343
NON-CURRENT LIABILITIES
COMMITMENTS AND CONTINGENCIES
Total liabilities	2,115	5,228	7,343

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 52,537 shares issued and 51,963 shares outstanding as of September 30, 2018	53	-	53
Additional paid-in-capital	128,740	(16,409)	112,331
Accumulated deficit	(119,994)	11,181	(108,813)
Treasury stock, at cost	(1,660)	-	(1,660)
Total stockholders’ equity	7,139	(5,228)	1,911
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,254	-	$9,254

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

	Six Months Ended		Six Months Ended
	September 30,	Restatement	September 30,
	2018	Adjustment	2018
	As Reported		As Restated
CONTINUING OPERATIONS:

REVENUES	$1,039	$-	$1,039

COST OF REVENUES	637	-	637

GROSS PROFIT (LOSS)	402	-	402
OPERATING EXPENSES:
Selling, general and administrative	4,584	-	4,584
Depreciation, amortization and impairment	617	-	617
Research and development	1,641	-	1,641
Total operating expenses	6,842	-	6,842
Loss from continuing operations before other expenses	(6,440)	-	(6,440)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	-	1,036	1,036
Interest expense, net of interest income	(7)	-	(7)
Total other income (expenses)	(7)	1,036	1,029
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(6,447)	1,036	(5,411)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(1,166)	-	(1,166)
Gain on disposal of discontinued operations	-	-	-
Total discontinued operations	(1,166)	-	(1,166)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	(7,613)	1,036	(6,577)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-		-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(7,613)	$1,036	$(6,577)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.13)	$-	$(0.13)
Discontinued operations	(0.02)	-	(0.02)
Total	$(0.15)	$-	$(0.15)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	49,739		49,739

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

	Three Months Ended		Three Months Ended
	September 30,	Restatement	September 30,
	2018	Adjustment	2018
	As Reported		As Restated
CONTINUING OPERATIONS:

REVENUES	$286	$-	$286

COST OF REVENUES	207	-	207

GROSS PROFIT (LOSS)	79	-	79
OPERATING EXPENSES:
Selling, general and administrative	2,493	-	2,493
Depreciation, amortization and impairment	308	-	308
Research and development	771	-	771
Total operating expenses	3,572	-	3,572
Loss from continuing operations before other expenses	(3,493)	-	(3,493)

OTHER INCOME:
Change in fair value of derivative liabilities	-	715	715
Interest expense, net of interest income	4	-	4
Total other income	4	715	719
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,489)	715	(2,774)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(576)	-	(576)
Gain on disposal of discontinued operations	-	-	-
Total discontinued operations	(576)	-	(576)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	(4,065)	715	(3,350)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-		-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(4,065)	$715	$(3,350)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.07)	$-	$(0.07)
Discontinued operations	(0.01)	-	(0.01)
Total	$(0.08)	$-	$(0.08)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	50,500		50,500

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

	Six Months Ended September 30,	Restatement	Six Months Ended September 30,
	2018	Adjustment	2018
	As Reported		As Restated
Cash flows from operating activities:
Net loss attributable to controlling interest	$(7,613)	$1,036	$(6,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	617	-	617
Shares of common stock issued for services rendered	200	-	200
Share-based compensation – stock - employees	1,900	-	1,900
Change in value of derivative liabilities		(1,036)	(1,036)
(Income) loss from discontinued operations	1,166		1,166
Changes in assets and liabilities:
Accounts receivable	1,401	-	1,401
Inventory	(147)	-	(147)
Prepaid expenses	13	-	13
Other current assets	35	-	35
Accounts payable	(1,134)	-	(1,134)
Accrued liabilities	(226)	-	(226)
Net cash used in operating activities of continuing operations	(3,788)	-	(3,788)
Net cash used in discontinued operations	(1,114)	-	(1,114)
Net cash used in operating activities	(4,902)	-	(4,902)

Cash flows from investing activities:
Net cash used in investing activities – discontinued operations	(166)	-	(166)
Purchases of property and equipment	(18)	-	(18)
Net cash used in investing activities	(184)	-	(184)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	4,221	-	4,221
Purchase of treasury shares from employees	(42)	-	(42)
Repayments of debt	(500)	-	(500)
Net cash provided by financing activities	3,679	-	3,679
NET DECREASE IN CASH	(1,407)	-	(1,407)
Cash - beginning of period	3,730	-	3,730
Cash - end of period	$2,323	$-	$2,323

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$11	$-	$11
Cash paid for income taxes	$-	$-	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2018

NOTE 16: SUBSEQUENT EVENTS

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

Impact of Restatement Adjustments on Other Income and Net Loss of Previously Reported Periods

As more fully described in Note 15 to the condensed consolidated financial statements included in this report, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017 and 2018. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s condensed consolidated statements of operations. Accordingly, the Company is restating its previously issued condensed consolidated financial statements for the six and three months ended September 30, 2018 as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”).

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

Operating Expenses

Operating expenses for the three months ended September 30, 2018 were $3,572 as compared to $11,494 for the three months ended September 30, 2017. The $6,803 decrease was due primarily to non-cash share-based compensation which decreased by $5,595. Operating expenses excluding non-cash share-based compensation for the three months ended September 30, 2018 decreased $1,208 from the three months ended September 30, 2017 due to decreases in selling, general and administrative expenses and research and development expenditures, each as described below.

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

Net Loss

Net loss for the three months ended September 30, 2018 was $3,350 as compared to $9,806 for the three months ended September 30, 2017. The $6,456 decrease in net loss was primarily due to the $5,595 decrease in non-cash share-based compensation, a decrease in professional fees and a decrease in research and development expenditures, plus a $998 decrease in loss from discontinued operations and the change in fair value of derivative liabilities.

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

Net Loss

Net loss for the six months ended September 30, 2018 was $6,577 as compared to $20,069 for the six months ended September 30, 2017. The $13,492 decrease in net loss was primarily due to the $14,259 decrease in non-cash share-based compensation, and decreases in salaries, professional fees and research and development expenditures and a $996 decrease in loss from discontinued operations offset by the absence of the gain on sale of Eco3d of $636 in April 2017 and the change in fair value of derivative liabilities.

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

At September 30, 2018 and March 31, 2018, we had cash of $2,323 and $3,730, respectively, and a working capital deficit of $2,819 at September 30, 2018 compared with a working capital deficit of $433 at March 31, 2018. The increase in the working capital deficit is the result of the net cash used in operating activities. The Company is dependent upon raising additional capital from future financing transactions, the sale of Sable or other assets and or resolution of the lawsuit with Walmart and the recognition of the derivative liability.

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