Form 10-Q/A
period 2018-12-31
Ecoark Holdings, Inc.
filed 2019-12-11
CIK 1437491

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)

(Dollar amounts and shares in thousands, except per share data)

	December 31,	March 31,
	2018 (Restated)	2018 (Restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($35 pledged as collateral for credit)	$846	$3,730
Accounts receivable, net of allowance of $585 and $87 as of December 31, 2018 and March 31, 2018, respectively	1,245	2,617
Prepaid expenses and other current assets	207	242
Current assets held for sale	617	645
Total current assets	2,915	7,234
NON-CURRENT ASSETS
Property and equipment, net	2,132	2,619
Intangible assets, net	1,130	1,545
Non-current assets held for sale	820	1,023
Other assets	27	26
Total non-current assets	4,109	5,213
TOTAL ASSETS	$7,024	$12,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,427	$2,350
Accrued liabilities	919	1,080
Note payable	1,000	-
Derivative liabilities	3,641	3,694
Current portion of long-term debt	-	500
Current liabilities held for sale	10	43
Total current liabilities	6,997	7,667
NON-CURRENT LIABILITIES	-	-
COMMITMENTS AND CONTINGENCIES
Total liabilities	6,997	7,667

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 52,571 shares issued and 51,986 shares outstanding as of December 31, 2018 and 49,468 shares issued and 48,923 shares outstanding as of March 31, 2018	53	49
Additional paid-in-capital	113,141	108,585
Accumulated deficit	(111,496)	(102,236)
Treasury stock, at cost	(1,671)	(1,618)
Total stockholders’ equity	27	4,780
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,024	$12,447

See accompanying notes to these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (RESTATED)

(Dollar amounts and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
	(Restated)	(Restated)	(Restated)	(Restated)
CONTINUING OPERATIONS:
REVENUES	$15	$14	$1,054	$33
COST OF REVENUES	17	112	653	72
GROSS PROFIT (LOSS)	(2)	(98)	401	(39)
OPERATING EXPENSES:
Selling, general and administrative	1,943	7,784	6,527	28,317
Depreciation, amortization, and impairment	306	185	924	491
Research and development	900	1,406	2,541	4,639
Total operating expenses	3,149	9,375	9,992	33,447
Loss from continuing operations before other expenses	(3,151)	(9,473)	(9,591)	(33,486)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	1,587	1,738	2,623	7,245
(Interest expense), net of interest income	(362)	(11)	(369)	(41)
Total other income (expenses)	1,225	1,727	2,254	7,204
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,926)	(7,746)	(7,337)	(26,282)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(757)	(523)	(1,923)	(2,685)
Gain on disposal of discontinued operations	-	-	-	636
Total discontinued operations	(757)	(523)	(1,923)	(2,049)
PROVISION FOR INCOME TAXES	-	(10)	-	(17)
NET LOSS	$(2,683)	$(8,279)	$(9,260)	$(28,348)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.03)	$(0.17)	$(0.14)	$(0.58)
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.05)
Total	$(0.04)	$(0.18)	$(0.18)	$(0.63)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	51,974	46,227	50,489	45,099

See accompanying notes to these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (RESTATED)

(Dollar amounts in thousands)

	Nine Months Ended
	December 31,
	2018	2017
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(9,260)	$(28,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	924	491
Shares-based compensation - services rendered	305	2,207
Share-based compensation – stock – employees	2,604	18,698
Share-based compensation due to employment agreements	-	1,500
Change in fair value of derivative liabilities	(2,623)	(7,245)
Loss from discontinued operations	1,923	2,685
Loss on retirement of assets	-	61
Gain on sale of discontinued operations	-	(636)
Changes in assets and liabilities:
Accounts receivable	1,372	1,658
Inventory	4	(969)
Prepaid expenses	13	55
Other current assets	45	(53)
Other assets	-	4
Accounts payable	(943)	(793)
Accrued liabilities	(174)	(1,689)
Net cash used in operating activities of continuing operations	(5,810)	(12,374)
Net cash used in discontinued operations	(1,472)	(2,537)
Net cash used in operating activities	(7,282)	(14,911)

Cash flows from investing activities:
Redemption of certificate of deposit	-	(1,001)
Proceeds from sale of Eco3d	-	2,100
Purchases of property and equipment	(21)	(25)
Net cash provided by (used in) investing activities of continuing operations	(21)	1,074
Net cash used in investing activities of discontinued operations	(249)	(235)
Net cash provided by (used in) investing activities	(270)	839

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	4,221	9,106
Proceeds from demand note payable	1,000	-
Repayment of debt	(500)	-
Purchase of treasury shares from employees for tax withholdings	(53)	(1,507)
Net cash provided by financing activities	4,668	7,599
Net decrease in cash	(2,884)	(6,473)
Cash - beginning of period	3,730	8,648
Cash - end of period	$846	$2,175

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$366	$45
Cash paid for income taxes	$-	$2

SUMMARY OF NONCASH ACTIVITIES:
Receivable from sale of assets	$-	$28
Assets acquired via acquisition of 440labs, Inc.:
Identifiable intangible assets	$-	$1,435
Goodwill	$-	$65

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company generally uses a Black-Scholes model, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is remeasured at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the derivative liabilities. Applying this accounting policy resulted in restatements of prior periods as more fully described in Note 16.

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

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $111,496 since inception. The accumulated deficit together with losses of $9,260 for the nine months ended December 31, 2018, and net cash used in operating activities in the nine months ended December 31, 2018 of $7,282 have resulted in the uncertainty of the Company’s ability to continue as a going concern.

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

As more fully described in Note 16, in connection with the preparation of the Company’s condensed consolidated financial statements as of and for the nine and three months ended December 31, 2018, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s condensed consolidated statements of operations.

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

The Company’s deferred tax assets are summarized as follows:

	December 31, 2018	March 31, 2018
	(Unaudited)
Net operating loss carryover	$20,346	$23,230
Depreciable and amortizable assets	1,319	1,168
Share-based compensation	3,435	2,858
Inventory reserve		3
Accrued liabilities	58	58
Allowance for bad debts	118	13
Change in fair value of derivative liabilities	(550)	(1,956)
Effect of reduction in rate	-	(994)
Other	334	328
Less: valuation allowance	(25,060)	(24,708)
Net deferred tax asset	$-	$-

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

On the date of inception, the fair value of the March 2017 warrants of $4,609 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.13% an expected term of 5.0 years, an expected volatility of 107% and a 0% dividend yield. At March 31, 2017, the fair value of the March 2017 warrants of $3,351 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.93% an expected term of 4.9 years, an expected volatility of 105% and a 0% dividend yield. At March 31, 2018, the fair value of the March 2017 warrants of $537 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.56% an expected term of 4.0 years, an expected volatility of 91% and a 0% dividend yield. At December 31, 2018, the fair value of the March 2017 warrants of $317 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.51% an expected term of 3.25 years, an expected volatility of 96% and a 0% dividend yield. This includes the adjustment related to the change in strike price as a result of the ratchet provision.

On the date of inception, the fair value of the May 2017 warrants of $7,772 was determined using the Black-Scholes Model based on a risk-free interest rate of 1.80% an expected term of 5.0 years, an expected volatility of 101% and a 0% dividend yield. At March 31, 2018, the fair value of the May 2017 warrants of $1,001 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.56% an expected term of 4.17 years, an expected volatility of 91% and a 0% dividend yield. At December 31, 2018, the fair value of the May 2017 warrants of $620 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.51% an expected term of 3.42 years, an expected volatility of 96% and a 0% dividend yield. This includes the adjustment related to the change in strike price as a result of the ratchet provision.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

On the date of inception, the fair value of the March 2018 warrants of $3,023 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.65% an expected term of 5.0 years, an expected volatility of 91% and a 0% dividend yield. At March 31, 2018, the fair value of the March 2018 warrants of $2,156 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.56% an expected term of 5.0 years, an expected volatility of 91% and a 0% dividend yield. At December 31, 2018, the fair value of the March 2018 warrants of $1,198 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.51% an expected term of 4.17 years, an expected volatility of 96% and a 0% dividend yield. This includes the adjustment related to the change in strike price as a result of the ratchet provision.

On the date of inception, the fair value of the August 2018 warrants of $2,892 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.77% an expected term of 5.00 years, an expected volatility of 97% and a 0% dividend yield. At December 31, 2018, the fair value of the August 2018 warrants of $1,506 was determined using the Black-Scholes Model based on a risk-free interest rate of 2.51% an expected term of 4.67 years, an expected volatility of 96% and a 0% dividend yield. This includes the adjustment related to the change in strike price as a result of the ratchet provision.

The Company’s derivative liabilities associated with the warrants are as follows:

	December 31, 2018	March 31, 2018	Inception
Fair value of 1,000 March 17, 2017 warrants	$317	$537	$4,609
Fair value of 1,875 May 22, 2017 warrants	620	1,001	7,772
Fair value of 2,565 March 16, 2018 warrants	1,198	2,156	3,023
Fair value of 2,969 August 14, 2018 warrants	1,506	-	2,892
	$3,641	$3,694	$18,296

During the nine months ended December 31, 2018 and 2017 the Company recognized changes in the fair value of the derivative liabilities of $2,623 and $7,245, respectively.

NOTE 15: FAIR VALUE MEASUREMENTS

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended December 31, 2018 and March 31, 2018. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.  The Company records the fair value of the of the warrant derivative liabilities disclosed in Note 14 in accordance with ASC 815, Derivatives and Hedging. The fair values of the derivatives were calculated using the Black-Scholes Model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in other income (expense) in the consolidated statement of operations.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of and for the periods December 31, 2018 and March 31, 2018:

December 31, 2018	Level 1	Level 2	Level 3	Total Gains and (Losses)
Warrant derivative liabilities	-	-	$3,641	$2,623

March 31, 2018
Warrant derivative liabilities	-	-	$3,694	$9,316

NOTE 16: RESTATEMENTS

In connection with the preparation of the Company’s consolidated financial statements as of and for the six and three months ended September 30, 2018, the Company identified inadvertent errors in the accounting for certain embedded derivative liabilities associated with warrants issued as a part of capital raises in 2017 and 2018. In connection with those capital raises, proceeds (net of fees) were accounted for as equity. Upon further evaluation, the Company determined that a portion of the capital raised should have been accounted for as liabilities with fair value changes recorded in the Company’s consolidated statements of operations. Accordingly, the Company is restating herein its previously issued condensed consolidated financial statements and the related disclosures for the nine and three months ended December 31, 2018 and 2017, as well as an adjustment to the opening balance sheet for the first interim period of fiscal 2018 (the “Restated Periods”). The adjustment to the opening balance sheet as of April 1, 2017 consisted of establishing a current derivatives liability of $3,351, offset by a reduction in additional paid-in-capital of $4,180 and a reduction of accumulated deficit of $829.

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

Note 14: Warrant Derivative Liabilities

Note 15: Fair Value Measurements

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, and Consolidated Statement of Cashflows as of and for the nine and three months ended December 31, 2018 to the corresponding restated condensed consolidated financial statements for that period.

		(Dollars in thousands,
		except per share data)
	December 31,	Restatement	December 31,
	2018	Adjustment	2018
	As Reported		As Restated
ASSETS
CURRENT ASSETS
Cash ($35 pledged as collateral for credit)	$846	$-	$846
Accounts receivable, net of allowance of $585	1,245	-	1,245
Prepaid expenses and other current assets	207	-	207
Current assets held for sale	617	-	617
Total current assets	2,915	-	2,915
NON-CURRENT ASSETS
Property and equipment, net	2,132	-	2,132
Intangible assets, net	1,130	-	1,130
Non-current assets held for sale	820	-	820
Other assets	27	-	27
Total non-current assets	4,109	-	4,109
TOTAL ASSETS	$7,024	-	$7,024

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,427	$-	$1,427
Accrued liabilities	919	-	919
Note payable	1,000	-	1,000
Derivative liabilities	-	3,641	3,641
Current liabilities held for sale	10	-	10
Total current liabilities	3,356	3,641	6,997
NON-CURRENT LIABILITIES
COMMITMENTS AND CONTINGENCIES
Total liabilities	3,356	3,641	6,997

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued	-	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 52,571 shares issued and 51,986 shares outstanding as of December 31, 2018	53	-	53
Additional paid-in-capital	129,550	(16,409)	113,141
Accumulated deficit	(124,264)	12,768	(111,496)
Treasury stock, at cost	(1,671)	-	(1,671)
Total stockholders’ equity	3,668	(3,641)	27
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,024	-	$7,024

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

	Nine Months Ended		Nine Months Ended
	December 31,	Restatement	December 31,
	2018	Adjustment	2018
	As Reported		As Restated
CONTINUING OPERATIONS:

REVENUES	$1,054	$-	$1,054

COST OF REVENUES	653	-	653

GROSS PROFIT (LOSS)	401	-	401
OPERATING EXPENSES:
Selling, general and administrative	6,527	-	6,527
Depreciation, amortization and impairment	924	-	924
Research and development	2,541	-	2,541
Total operating expenses	9,992	-	9,992
Loss from continuing operations before other expenses	(9,591)	-	(9,591)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	-	2,623	2,623
Interest expense, net of interest income	(369)	-	(369)
Total other income (expenses)	(369)	2,623	2,254
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(9,960)	2,623	(7,337)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(1,923)	-	(1,923)
Gain on disposal of discontinued operations	-	-	-
Total discontinued operations	(1,923)	-	(1,923)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	(11,883)	2,623	(9,260)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-		-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(11,883)	$2,623	$(9,260)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.20)	$0.06	$(0.14)
Discontinued operations	(0.04)	-	(0.04)
Total	$(0.24)	$0.06	$(0.18)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	50,489		50,489

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

	Three Months Ended		Three Months Ended
	December 31,	Restatement	December 31,
	2018	Adjustment	2018
	As Reported		As Restated
CONTINUING OPERATIONS:

REVENUES	$15	$-	$15

COST OF REVENUES	17	-	17

GROSS PROFIT (LOSS)	(2)	-	(2)
OPERATING EXPENSES:
Selling, general and administrative	1,943	-	1,943
Depreciation, amortization and impairment	306	-	306
Research and development	900	-	900
Total operating expenses	3,149	-	3,149
Loss from continuing operations before other expenses	(3,151)	-	(3,151)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	-	1,587	1,587
Interest expense, net of interest income	(362)	-	(362)
Total other income (expenses)	(362)	1,587	1,225
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,513)	1,587	(1,926)
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(757)	-	(757)
Gain on disposal of discontinued operations	-	-	-
Total discontinued operations	(757)	-	(757)
PROVISION FOR INCOME TAXES	-	-	-
NET LOSS	(4,270)	1,587	(2,683)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	-		-
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(4,270)	$1,587	$(2,683)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.07)	$0.04	$(0.03)
Discontinued operations	(0.01)	-	(0.01)
Total	$(0.08)	$-	$(0.04)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	51,974		51,974

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollar amounts and shares in thousands, except per share data)

DECEMBER 31, 2018

	Nine Months Ended December 31,	Restatement	Nine Months Ended December 31,
	2018	Adjustment	2018
	As Reported		As Restated
Cash flows from operating activities:
Net loss attributable to controlling interest	$(11,883)	$2,623	$(9,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	924	-	924
Shares of common stock issued for services rendered	305	-	305
Share-based compensation – stock - employees	2,604	-	2,604
Change in value of derivative liabilities		(2,623)	(2,623)
(Income) loss from discontinued operations	1,923		1,923
Changes in assets and liabilities:
Accounts receivable	1,372	-	1,372
Inventory	4	-	4
Prepaid expenses	13	-	13
Other current assets	45	-	45
Accounts payable	(943)	-	(943)
Accrued liabilities	(174)	-	(174)
Net cash used in operating activities of continuing operations	(5,810)	-	(5,810)
Net cash used in discontinued operations	(1,472)	-	(1,472)
Net cash used in operating activities	(7,282)	-	(7,282)

Cash flows from investing activities:
Net cash used in investing activities – discontinued operations	(249)	-	(249)
Purchases of property and equipment	(21)	-	(21)
Net cash used in investing activities	(270)	-	(270)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	4,221	-	4,221
Proceeds from demand note payable	1,000	-	1,000
Purchase of treasury shares from employees	(53)	-	(53)
Repayments of debt	(500)	-	(500)
Net cash provided by financing activities	4,668	-	4,668
NET DECREASE IN CASH	(2,884)	-	(2,884)
Cash - beginning of period	3,730	-	3,730
Cash - end of period	$846	$-	$846

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$366	$-	$366
Cash paid for income taxes	$-	$-	$-

NOTE 17: SUBSEQUENT EVENTS

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

Net Loss

Net loss for the three months ended December 31, 2018 was $2,683 as compared to $8,279 for the three months ended December 31, 2017. The $5,596 decrease in net loss was primarily due to the $5,236 decrease in non-cash share-based compensation, a decrease in professional fees and a decrease in research and development expenditures, offset by a $234 increase in loss from discontinued operations as well as the change in fair value of derivative liabilities.

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

Net Loss

Net loss for the nine months ended December 31, 2018 was $9,260 as compared to $28,348 for the nine months ended December 31, 2017. The $19,088 decrease in net loss was primarily due to the $19,499 decrease in non-cash share-based compensation, and decreases in salaries, professional fees and research and development expenditures and a $762 decrease in loss from discontinued operations offset by the absence of the gain on sale of Eco3d of $636 in April 2017 as well as the change in fair value of derivative liabilities.

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

At December 31, 2018 and March 31, 2018, we had cash of $846 and $3,730, respectively, and a working capital deficit of $4,082 at December 31, 2018 compared with a working capital deficit of $433 at March 31, 2018. The higher cash balance at March 31, 2018 reflected $3,587, net of expenses, raised in a private placement in March. The decrease in working capital reflects the $2,884 lower cash balance plus a net increase in debt payable of $500; and it does not take into account approximately $800 of equipment at Sable that is not included in current assets, but may be converted to cash upon the sale contemplated in March 2019. The Company is dependent upon raising additional funds from additional loans from the $10,000 credit facility described in Note 7 to the accompanying financial statements, other future financing transactions, the sale of Sable or other assets and or resolution of the lawsuit with Walmart and the recognition of the derivative liability.

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