Form 10-Q
period 2019-12-31
Ecoark Holdings, Inc.
filed 2020-02-14
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

There were 73,067,732 shares of the Registrant’s $0.001 par value common stock outstanding as of February 10, 2019.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands,
	except per share data)
	December 31,	March 31,
	2019	2019
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($15 pledged as collateral for credit)	$106	$244
Accounts receivable, net of allowance of $505 and $573 as of December 31, 2019 and March 31, 2019, respectively	96	520
Prepaid expenses and other current assets	420	900
Current assets held for sale	-	23
Total current assets	622	1,687
NON-CURRENT ASSETS
Goodwill	3,223	-
Property and equipment, net	608	824
Other assets	25	27
Total non-current assets	3,856	851
TOTAL ASSETS	$4,478	$2,538

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$368	$1,416
Accrued liabilities	774	828
Notes payable	2,435	1,350
Notes payable – related parties	403	-
Warrant derivative liabilities	3,759	3,104
Current liabilities held for sale	-	34
Total current liabilities	7,739	6,732
NON-CURRENT LIABILITIES	-	-
COMMITMENTS AND CONTINGENCIES
Total liabilities	7,739	6,732

STOCKHOLDERS’ DEFICIT (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding as of March 31, 2019:	-	-
Series B convertible preferred, 2 issued and .08 outstanding as of December 31, 2019	-	-
Series C convertible preferred, 1 issued and outstanding as of December 31, 2019	-	-
Common stock, $0.001 par value; 100,000 shares authorized, 69,146 shares issued and 68,560 shares outstanding as of December 31, 2019 and 52,571 shares issued and 51,986 shares outstanding as of March 31, 2019	69	53
Additional paid-in-capital	125,681	113,310
Accumulated deficit	(127,340)	(115,886)
Treasury stock, at cost	(1,671)	(1,671)
Total stockholders’ deficit	(3,261)	(4,194)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,478	$2,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
		(Restated)		(Restated)
CONTINUING OPERATIONS:
REVENUES	$140	$15	$219	$1,054
COST OF REVENUES	67	17	128	653
GROSS PROFIT (LOSS)	73	(2)	91	401
OPERATING EXPENSES:
Selling, general and administrative	2,232	1,943	5,464	6,527
Depreciation, amortization, and impairment	68	306	216	924
Research and development	424	900	2,109	2,541
Total operating expenses	2,724	3,149	7,789	9,992
Loss from continuing operations before other expenses	(2,651)	(3,151)	(7,698)	(9,591)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	(2,376)	1,587	(2,392)	2,623
Loss on exchange of warrants for common stock	(220)	-	(1,059)	-
Gain on sale of equipment	16	-	16	-
(Interest expense), net of interest income	(188)	(362)	(323)	(369)
Total other income (expense)	(2,768)	1,225	(3,758)	2,254
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(5,419)	(1,926)	(11,456)	(7,337)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(757)	-	(1,923)
Gain on disposal of discontinued operations	-	-	2	-
Total discontinued operations		(757)	2	(1,923)
PROVISION FOR INCOME TAXES	-	-	-	-
NET LOSS	$(5,419)	$(2,683)	$(11,454)	$(9,260)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.08)	$(0.04)	$(0.19)	$(0.14)
Discontinued operations	-	(0.01)	-	(0.04)
Total	$(0.08)	$(0.05)	$(0.19)	$(0.18)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	67,540	51,974	61,342	50,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

	(Dollar amounts and number of shares in thousands)
	Preferred		Common Stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance at March 31, 2019	-	$-	52,571	$53	$113,310	$(115,886)	$(1,671)	$(4,194)

Shares issued – Trend Holdings acquisition	-	-	5,500	5	3,231	-	-	3,236

Share-based compensation	-	-	-	-	582	-	-	582

Net loss for the period	-	-	-	-	-	(1,646)	-	(1,646)

Balance at June 30, 2019	-	-	58,071	58	117,123	(117,532)	(1,671)	(2,022)
Shares issued in exchange for warrants	-	-	4,277	4	3,289	-	-	3,293

Shares issued for services rendered	-	-	300	1	210	-	-	211

Preferred stock issuance for cash	2	-	-	-	404	-	-	404

Share-based compensation	-	-	-	-	630	-	-	630

Net loss for the period	-	-	-	-	-	(4,389)	-	(4,389)

Balance at September 30, 2019	2	-	62,648	63	121,656	(121,921)	(1,671)	(1,873)

Preferred shares converted to common	(2)	-	3,761	4	(4)	-	-	-

Shares issued in exchange for warrants	-	-	2,242	2	2,184	-	-	2,186

Shares issued for services rendered	-	-	248	-	253	-	-	253

Shares issued for services to be rendered	-	-	247	-	247	-	-	247

Preferred stock issuance for cash	1	-	-	-	-	-	-	-

Share-based compensation	-	-	-	-	1,345	-	-	1,345

Net loss for the period	-	-	-	-	-	(5,419)	-	(5,419)
Balance at December 31, 2019	1	$-	69,146	$69	$125,681	$(127,340)	$(1,671)	$(3,261)
Balance at March 31, 2018 (Restated)	-	$-	49,468	$49	$108,585	$(102,236)	$(1,618)	$4,780

Shares-based compensation	-	-	65	1	1,086	-	-	1,087

Shares purchased from employees in lieu of taxes	-	-	-	-	-	-	(23)	(23)

Net loss for the period	-	-	-	-	-	(3,227)	-	(3,227)

Balance at June 30, 2018 (Restated)			49,533	50	109,671	(105,463)	(1,641)	2,617

Shares issued	-	-	2,969	3	1,646	-	-	1,649

Shares-based compensation	-	-	35	-	1,014	-	-	1,014

Shares purchased from employees in lieu of taxes	-	-	-	-	-	-	(19)	(19)

Net loss for the period	-	-	-	-	-	(3,350)	-	(3,350)

Balance at September 30, 2018 (Restated)	-	-	52,537	53	112,331	(108,813)	(1,660)	1,911

Shares-based compensation	-	-	34	-	810	-	-	810

Shares purchased from employees in lieu of taxes	-	-	-	-	-	-	(11)	(11)

Net loss for the period	-	-	-	-	-	(2,683)	-	(2,683)

Balance at December 31, 2018 (Restated)	-	$-	52,571	$53	$113,141	$(111,496)	$(1,671)	$27

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	December 31,
	2019	2018
	(Dollars in thousands)
		(Restated)
Cash flows from operating activities:
Net loss	$(11,454)	$(9,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	216	924
Share-based compensation shares issued for services rendered	463	305
Share-based compensation options – non-employees	806
Share-based compensation – employees	1,750	2,604
Change in fair value of derivative liabilities	2,392	(2,623)
Loss on exchange of warrants for common stock	1,059
Interest expense on warrant derivative liabilities	107
Commitment fees on credit facility advances	38
Loss from discontinued operations	-	1,923
Gain on sale of assets	(16)
Gain on sale of discontinued operations	(2)	-
Cash acquired in acquisition	3	-
Changes in assets and liabilities:
Accounts receivable	424	1,372
Inventory	-	4
Prepaid expenses and other current assets	760	58
Other assets	3	-
Accounts payable	(1,048)	(943)
Accrued liabilities	(90)	(174)
Net cash used in operating activities of continuing operations	(4,589)	(5,810)
Net cash used in discontinued operations	-	(1,472)
Net cash used in operating activities	(4,589)	(7,282)

Cash flows from investing activities:
Proceeds from sale of Magnolia Solar	5	-
Proceeds from sale of assets	16
Purchases of property and equipment	-	(21)
Net cash provided by (used in) investing activities of continuing operations	21	(21)
Net cash used in investing activities of discontinued operations	-	(249)
Net cash provided by (used in) investing activities	21	(270)

Cash flows from financing activities:
Proceeds from credit facility	1,047	1,000
Advances from related parties	403	-
Proceeds from issuance of preferred stock and warrants, net of fees	2,980
Proceeds from issuance of common stock, net of fees	-	4,221
Repayment of debt	-	(500)
Purchase of treasury shares from employees for tax withholdings	-	(53)
Net cash provided by financing activities	4,430	4,668
NET DECREASE IN CASH	(138)	(2,884)
Cash - beginning of period	244	3,730
Cash - end of period	$106	$846

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$366
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH ACTIVITIES:
Exchange of common stock for warrants	$5,479	$-
Issuance of shares for prepaid services	$247	$-
Assets acquired via acquisition of Trend Discovery Holdings, Inc.:
Receivables	$10	$-
Other assets	$1	$-
Goodwill	$3,223	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings, Inc. (“Ecoark Holdings” or the “Company”) is an innovative AgTech company that is focused on modernizing the post-harvest fresh food supply chain for a wide range of organizations including growers, distributors and retailers. Ecoark Holdings is a holding company that supports the businesses of its subsidiaries. Ecoark Holdings is the parent company of Trend Discovery Holdings, LLC, Ecoark, Inc., 440IoT Inc., and Magnolia Solar Inc. (through its sale in May 2019).

Trend Discovery Holdings, LLC (“Trend Holdings”) is a holding company which earns management fees and whose primary asset is Trend Discovery Capital Management.  Trend Discovery Capital Management provides services and collects fees from entities including Trend Discovery LP and Trend Discovery SPV I.  Trend Discovery LP and Trend Discovery SPV I invest in securities.  Neither Trend Holdings nor Trend Discovery Capital Management invest in securities or have any role in the purchase of securities by Trend Discovery LP and Trend Discovery SPV I.

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

440IoT Inc. (“440labs”) was incorporated in 2019 and is located near Boston, Massachusetts and is a software development and information solutions provider for cloud, mobile, and IoT (Internet of Things) applications.

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

Reclassifications

The Company has reclassified certain amounts in the December 31, 2018 condensed consolidated financial statements to be consistent with the December 31, 2019 presentation. Reclassifications relating to the discontinued operations are described in Note 2. The reclassifications had no impact on net loss or net cash flows for the nine months ended December 31, 2018.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

Segment Information

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings now consist of two segments, Trend Holdings and Zest Labs (which includes the operations of 440IoT Inc.).

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

Going Concern

The Company has experienced losses from operations resulting in an accumulated deficit of $127,340 since inception. The accumulated deficit together with losses of $11,454 for the nine months ended December 31, 2019, and net cash used in operating activities in the nine months ended December 31, 2019 of $4,589, have resulted in the uncertainty of the Company’s ability to continue as a going concern.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

NOTE 2: DISCONTINUED OPERATIONS

As a result of receiving letters of intent for the sale of key assets of Sable, Pioneer and Magnolia Solar, and the approval by the Company’s Board in May 2018 to sell the assets, those assets were included in assets held for sale and their operations included in discontinued operations. All discontinued operations have been sold or ceased operations by December 31, 2019, so there are no remaining assets or liabilities of the discontinued operations.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the condensed consolidated balance sheet as of March 31, 2019 consisted of the following:

Other current assets	$23
Current assets – held for sale	$23

Accounts payable	$23
Accrued liabilities	11
Current liabilities – held for sale	$34

Major line items constituting loss from discontinued operations in the condensed consolidated statements of operations consisted of the following:

	Nine months ended December 31,
	2019	2018
Revenue	$-	$7,941
Cost of revenue	-	8,448
Gross loss	-	(507)
Operating expenses	-	1,416
Loss from discontinued operations	$-	$(1,923)
Non-cash expenses	$-	$451

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

Non-cash expenses above consist principally of depreciation, amortization and impairment expense. Capital expenditures of discontinued operations were principally at Sable and amounted to $0 and $249 for the nine months ended December 31, 2019 and 2018, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

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
DECEMBER 31, 2019

Comparison of restated financial statements to financial statements as previously reported

The following tables compare the Company’s previously issued Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cashflows for the periods ended December 31, 2018 to the corresponding restated consolidated financial statements for those periods.

CONSOLIDATED BALANCE SHEET

	December 31,	Restatement	December 31,
	2018	Adjustments	2018
	(As Reported)		(Restated)

ASSETS
CURRENT ASSETS
Cash ($35 pledged as collateral for credit)	$846		$846
Accounts receivable, net of allowance of $87	1,245		1,245
Prepaid expenses and other current assets	207		207
Current assets held for sale	617		617
Total current assets	2,915		2,915
NON-CURRENT ASSETS
Property and equipment, net	2,132		2,132
Intangible assets, net	1,130		1,130
Non-current assets held for sale	820		820
Other assets	27		27
Total non-current assets	4,109		4,109
TOTAL ASSETS	$7,024		$7,024

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,427		$1,427
Accrued liabilities	919		919
Notes payable	1,000		1,000
Warrant derivative liabilities	-	$3,641	3,641
Current liabilities held for sale	10		10
Total current liabilities	3,356	3,641	6,997

COMMITMENTS AND CONTINGENCIES
Total liabilities	3,356	3,641	6,997

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none issued
Common stock, $0.001 par value; 100,000 shares authorized, 52,571 shares issued and 51,986 shares outstanding	53		53
Additional paid-in-capital	129,550	(16,409)	113,141
Accumulated deficit	(124,264)	12,768	(111,496)
Treasury stock, at cost	(1,671)		(1,671)
Total stockholders’ equity	3,668	(3,641)	27
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,024	$-	$7,024

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended			Nine Months Ended
	December 31, 2018			December 31, 2018
	(As Reported)	Restatement Adjustments	(Restated)	(As Reported)	Restatement Adjustments	(Restated)
CONTINUING OPERATIONS:
REVENUES	$15		$15	$1,054		$1,054
COST OF REVENUES	17		17	653		653
GROSS PROFIT (LOSS)	(2)		(2)	401		401
OPERATING EXPENSES:
Selling, general and administrative	1,943		1,943	6,527		6,527
Depreciation, amortization, and impairment	306		306	924		924
Research and development	900		900	2,541		2,541
Total operating expenses	3,149		3,149	9,992		9,992
Loss from continuing operations before other expenses	(3,151)		(3,151)	(9,591)		(9,591)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability		$1,587	$1,587		$2,623	2,623
(Interest expense), net of interest income	(362)		(362)	(369)		(369)
Total other expenses	(362)	1,587	1,225	(369)	2,623	2,254
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,513)	1,587	(1,926)	(9,960)	2,623	(7,337)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(757)		(757)	(1,923)		(1,923)
Gain on disposal of discontinued operations	-		-	-		-
Total discontinued operations	(757)		(757)	(1,923)		(1,923)
PROVISION FOR INCOME TAXES	-		-	-		-
NET LOSS	$(4,270)	1,587	$(2,683)	$(11,883)	2,623	$(9,260)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.07)		$(0.04)	$(0.20)		$(0.14)
Discontinued operations	(0.01)		(0.01)	(0.04)		(0.04)
Total	$(0.08)		$(0.05)	$(0.24)		$(0.18)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	51,974		51,974	50,489		50,489

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	December 31, 2018
	As Reported	Restatement Adjustments	Restated
Cash flows from operating activities:
Net loss	$(11,883)	$2,623	$(9,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	924		924
Shares of common stock issued for services rendered	305		305
Share-based compensation – stock – employees	2,604		2,604
Loss from discontinued operations	1,923		1,923
Change in fair value of derivative liabilities	-	(2,623)	(2,623)
Changes in assets and liabilities:
Accounts receivable	1,372		1,372
Inventory	4		4
Prepaid expenses	13		13
Other current assets	45		45
Accounts payable	(943)		(943)
Accrued liabilities	(174)		(174)
Net cash used in operating activities of continuing operations	(5,810)		(5,810)
Net cash used in discontinued operations	(1,472)		(1,472)
Net cash used in operating activities	(7,282)		(7,282)

Cash flows from investing activities:
Purchases of property and equipment	(21)		(21)
Net cash used in investing activities of continuing operations	(21)		(21)
Net cash used in investing activities of discontinued operations	(249)		(249)
Net cash used in investing activities	(270)		(270)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	4,221		4,221
Proceeds from credit facility	1,000		1,000
Repayment of debt	(500)		(500)
Purchase of treasury shares from employees for tax withholdings	(53)		(53)
Net cash provided by financing activities	4,668		4,668
NET DECREASE IN CASH	(2,884)		(2,884)
Cash - beginning of period	3,730		3,730
Cash - end of period	$846		$846

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$366		$366
Cash paid for income taxes	$-		$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

NOTE 4: REVENUE

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Professional services revenue for the nine months ended December 31, 2019 were from IoT-enabled technology development work and management fees earned by Trend Holdings and in 2018 from a project with a major retailer. Several Software as a Service (“SaaS”) projects earned revenue in 2019 and 2018.

The following table disaggregates the Company’s revenue by major source:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue :
Professional services	$140	$-	$191	$1,000
Software as a Service	-	15	28	54
	$140	$15	$219	$1,054

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2019	March 31, 2019
	(Unaudited)

Zest Labs freshness hardware	$2,493	$2,493
Computers and software costs	222	222
Machinery and equipment	200	200
Total property and equipment	2,915	2,915
Accumulated depreciation and impairment	(2,307)	(2,091)
Property and equipment, net	$608	$824

Depreciation expense for the nine months ended December 31, 2019 and 2018 was $216 and $509, respectively. Depreciation expense for the three months ended December 31, 2019 and 2018 was $68 and $167, respectively.

Property and equipment for Sable was reclassified as assets held for sale as more fully described in Note 2 and accordingly depreciation expense for Sable through May 2018 was included in the loss from discontinued operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

NOTE 6: INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2019	March 31, 2019
	(Unaudited)

Goodwill	$3,223	$-
Patents	1,013	1,013
Outsourced vendor relationships	1,017	1,017
Non-compete agreements	340	340
Total intangible assets	5,593	2,370
Accumulated amortization and impairment	(2,370)	(2,370)
Intangible assets, net	$3,223	$-

The goodwill was recorded as part of the acquisition of Trend Holdings more fully described in Note 15. The patents were recorded as part of the acquisition of Zest Labs. The outsourced vendor relationships and non-compete agreements were recorded as part of the acquisition of 440labs, Inc. The intangible assets of Zest Labs and 440labs, Inc. were fully impaired as of March 31, 2019.

Amortization expense for the nine months ended December 31, 2019 and 2018 was $0 and $415, respectively. Amortization expense for the three months ended December 31, 2019 and 2018 was $0 and $139, respectively.

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2019	March 31, 2019
	(Unaudited)
Vacation and paid time off	$191	$345
Professional fees and consulting	91	150
Interest	239	11
Unbilled receipts	158	-
Compensation	50	50
Lease liability	17	95
Legal fees	-	108
Other	28	69
	$774	$828

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

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

On October 28, 2019, the Company issued 2,243 shares of the Company’s common stock to investors in exchange for the March and May 2017 warrants. Upon the issuance of the 2,243 shares, the March and May 2017 warrants were extinguished. The fair value of the shares issued was $2,186, and the fair value of the warrants was $1,966 resulting in a loss of $220 that was recognized on the exchange.

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

As described further in Note 12 below, on August 22, 2019 the Company issued warrants that can be exercised in exchange for 3,922 shares of Company common stock to investors that invested in shares of Company preferred stock. The fair value of those warrants was estimated to be $1,576 at inception and $2,812 as of December 31, 2019. And on November 11, 2019 the Company issued warrants that can be exercised to purchase a number of shares of common stock of the Company equal to the number of shares of common stock issuable upon conversion of the Series C Preferred Stock purchased by the investors. The fair value of those warrants was estimated to be $1,107 at inception and $947 as of December 31, 2019. The accounting treatment for those warrants and the related issuance was consistent with that described in this note and in Note 3, except that $107 of interest expense was recorded related to the fair value of the warrants at inception that exceeded the proceeds received for the preferred stock on November 11, 2019.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in December 31, 2019 and March 31, 2019 and at inception:

	Nine Months Ended	Year Ended
	December 31, 2019	March 31, 2019	Inception

Expected term	4.67- 4.92 years	3.00 - 4.42 years	5.00 years
Expected volatility	97%	96%	91% - 107%
Expected dividend yield	-	-	-
Risk-free interest rate	1.69%	2.23%	1.50% - 2.77%

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

The Company’s derivative liabilities associated with the warrants are as follows:

	December 31, 2019	March 31, 2019	Inception
Fair value of 1,000 March 17, 2017 warrants	$-	$256	$4,609
Fair value of 1,850 May 22, 2017 warrants	-	505	7,772
Fair value of 2,565 March 16, 2018 warrants	-	1,040	3,023
Fair value of 2,969 August 14, 2018 warrants	-	1,303	2,892
Fair value of 3,922 August 22, 2019 warrants	2,812	-	1,576
Fair value of 1,379 November 11, 2019 warrants	947	-	1,107
	$3,759	$3,104

During the nine months ended December 31, 2019 and 2018 the Company recognized changes in the fair value of the derivative liabilities of $(2,392) and $2,623, respectively. As described in Note 12 below, the March and August 2018 warrants were exchanged for 4,277 shares of Company common stock and thus were no longer outstanding as of December 31, 2019. The March and May 2017 warrants were exchanged for 2,243 shares of Company common stock in October 2019.

Activity related to the warrant derivative liabilities for the nine months ended December 31, 2019 is as follows:

Beginning balance as of March 31, 2019	$3,104
Issuances of warrants – derivative liabilities	2,683
Warrants exchanged for common stock	(4,420)
Change in fair value of warrant derivative liabilities	2,392
Ending balance as of December 31, 2019	$3,759

As described further in Note 19 below, on January 26, 2020, the Company entered into letter agreements with accredited institutional investors holding the warrants issued with the Company’s Series B Convertible Preferred Stock on August 21, 2019. Pursuant to the agreements, the investors agreed to a cash exercise of 3,921 of the warrants at a price of $0.51 in consideration for the receipt of replacement warrants to purchase 5,882 of the Company’s common stock at $0.90.  The investors also agreed to eliminate language within the replacement warrants that would require the Company to carry a derivative liability on its balance sheet for the newly issued replacement warrants.

On January 27, 2020, the Company received approximately $2,000 in cash from the exercise of the warrants and issued the replacement warrants to the investors, which have an exercise price of $0.90 and may be exercised within five years of issuance.

NOTE 9: NOTES PAYABLE

On December 28, 2018, the Company entered into a $10,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000 with a cap of $10,000, including the $1,000 advanced on December 28, 2018 and an additional $350 advanced through March 31, 2019, resulting in a balance of $1,350 at March 31, 2019. An additional $1,047 was advanced during the nine months ended December 31, 2019. Including $38 of commitment fees, the balance of the notes payable is $2,435 at December 31, 2019. If principal is prepaid, the loans may not be re-borrowed and the cap of $10,000 shall be reduced. The Company may make a request for a loan or loans from the lender, at any one time and from time to time, from the date of the Agreement until the earlier of (i) demand by the lender or (ii) December 27, 2020 or the earlier termination of the Agreement pursuant to the terms thereof. Loans made pursuant to the Agreement are secured by a security interest in the Company’s collateral held with the lender and guaranteed by the Company’s subsidiary, Zest Labs.

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
DECEMBER 31, 2019

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

Interest expense on the notes for the three and nine months ended December 31, 2019 was $71 and $193, respectively.

NOTE 10: NOTES PAYABLE - RELATED PARTIES

A board member advanced $328 to the Company through December 31, 2019, under the terms of a note payable that bears 10% simple interest per annum, and the principal balance along with accrued interest is payable July 30, 2020 or upon demand. Interest expense on the note for the nine months ended December 31, 2019 was $18.

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

Interest expense on debt for the nine months ended December 31, 2019 and 2018 was $0 and $12, respectively.

NOTE 12: STOCKHOLDERS’ DEFICIT

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
DECEMBER 31, 2019

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

On October 15, 2019, nearly all the Series B Preferred Stock shares were converted into 3,761 shares of Common Stock.

On November 11, 2019, the Company and two accredited investors entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company sold and issued to the investors an aggregate of 1 share of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a price of $1,000 per share (the “Private Placement”).

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

The Company received gross proceeds from the Private Placement of $1,000. The Company intends to use the net proceeds of the Private Placement to support the Company’s general working capital requirements.

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

Ecoark Holdings Common Stock

The Company has 100,000 shares of common stock, par value $0.001 which were authorized on March 18, 2016. The Company has outstanding warrants as of December 31, 2019 that are exercisable into 7,657 shares of common stock.

On July 12, 2019, the Company entered into an exchange agreement with investors that are the holders of March and August 2018 warrants. As a result of a cashless exercise, the Company issued 4,277 shares of the Company’s common stock to the investors. Upon the issuance of the 4,277 shares, the March and August 2018 warrants for 5,677 shares were extinguished. The fair value of the shares issued was $3,293, and the fair value of the warrants was $2,455 resulting in a loss of $839 that was recognized on the exchange. On August 21, 2019, the Company issued 300 shares to advisors that assisted with the securities purchase agreement and exchange agreement.

On October 15, 2019, nearly all the Series B Preferred Stock shares were converted into 3,761 shares of Common Stock. On October 28, 2019, the Company issued 2,243 shares of the Company’s common stock to investors in exchange for the March and May 2017 warrants. Upon the issuance of the 2,243 shares, the March and May 2017 warrants were extinguished. The fair value of the shares issued was $2,186, and the fair value of the warrants was $1,966 resulting in a loss of $220 that was recognized on the exchange. On October 31, 2019, the Company issued 120 shares of common stock for services rendered. On December 20, 2019, the Company issued 128 shares of common stock for services rendered. A loss of $100 was recognized related to the issuance of the 248 shares. On December 24, 2019, the Company issued 247 shares of common stock for services to be rendered in 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

Share-based Compensation

Share-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of operations as follows:

	2013 Incentive Stock Plan	2017 Omnibus Incentive Plan	Non-Qualified Stock Options	Common Stock	Total
Nine months ended December 31, 2019
Directors	$-	$200	$279	$-	$479
Employees	-	500	1,250	-	1,750
Services	-	175	152	463	790
	$-	$875	$1,681	$463	$3,019

Nine months ended December 31, 2018
Directors	$-	$300	$-	$-	$300
Employees	319	565	1,720	-	2,604
Services	-	5	-	-	5
	$319	$870	1,720	$-	$2,909

NOTE 13: INCOME TAXES

The Company has a net operating loss carryforward for tax purposes totaling approximately $107,738 at December 31, 2019. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

The provision (benefit) for income taxes for the nine months ended December 31, 2019 and 2018 differs from the amount expected as a result of applying statutory tax rates to the losses before income taxes principally due to establishing a valuation allowance to fully offset the potential income tax benefit. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required taxable income is uncertain, the Company has recorded a full valuation allowance against deferred tax assets.

The Company’s deferred tax assets are summarized as follows:

	December 31, 2019	March 31, 2019
	(Unaudited)
Net operating loss carryover	$22,625	$23,327
Depreciable and amortizable assets	1,717	1,761
Share-based compensation	4,071	3,586
Accrued liabilities	57	57
Allowance for bad debts	106	120
Warrant derivative liabilities	(789)	(2,884)
Other	382	381
Total	28,169	26,348
Less: valuation allowance	(28,169)	(26,348)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2019 and March 31, 2019, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance increased by $1,821 in the nine months ended December 31, 2019. The Company has not identified any uncertain tax positions and has not received any significant notices from tax authorities.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

NOTE 14: CONCENTRATIONS

Concentration of Credit Risk. The Company’s customer base for its Zest Lab products is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Two customers accounted for the accounts receivable balance as of December 31, 2019 and J. Terrence Thompson accounted for more than 10% of the Company’s accounts receivable as of March 31, 2019.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

The following table shows pro-forma results for the nine months ended December 31, 2019 and 2018, as if the acquisition had occurred on April 1, 2018. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Trend Holdings and the Company.

	Nine Months Ended
	December 31,
	2019	2018
	(Unaudited)	(Unaudited)

Revenues	$230	$1,109
Net loss	$(11,452)	(8,884)
Net loss per share	$(0.18)	$(0.16)

NOTE 16: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking monetary damages and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint will have a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2020 or any individual fiscal quarter. On October 22, 2018, the Court issued an order setting a trial date of June 1, 2020. The Court has also set deadlines for dispositive motions on February 28, 2020, and a pretrial hearing on May 21, 2020.

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

Operating Leases

The Company leased operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. There are $17 of remaining lease obligations as of December 31, 2019 for the only remaining lease whose term ended in December. That obligation will offset the security deposit of $25, resulting in no additional lease obligations in 2020. Rent expense was as follows for the nine months ended December 31:

	2019	2018
Continuing operations	$171	$181
Discontinued operations	-	207
Total	$171	$388

Rent expense of continuing operations for the three months ended December 31, 2019 and 2018 was $49 and $70, respectively. On adoption of ASC 842 Leases beginning April 1, 2019, the Company recognized additional operating liabilities of approximately $99, with corresponding right of use assets of $99 based on the present value of the remaining minimum rental payments under leasing standards for existing operating leases.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the periods ended December 31, 2019 and 2018. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.  The Company records the fair value of the warrant derivative liabilities disclosed in Note 8 in accordance with ASC 815, Derivatives and Hedging. The fair values of the derivatives were calculated using the Black-Scholes Model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in other income (expense) in the consolidated statement of operations. Other income (expense) recorded based upon the change in fair value of the derivative liabilities was $(2,392) and $2,623 for the nine months ended December 31, 2019 and 2018, respectively, and $(2,376) and $1,587 for the three months ended December 31, 2019 and 2018, respectively.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis:

	Level 1	Level 2	Level 3
December 31, 2019
Warrant derivative liabilities	-	-	$3,759

March 31, 2019
Warrant derivative liabilities	-	-	$3,104

NOTE 18: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of December 31, 2019, and for the nine months ended December 31, 2019, the Company operated in two segments. The segments are Trend Holdings and Zest Labs (which includes the operations of 440IoT Inc.). Amounts related to discontinued operations are excluded from the amounts in the tables below. The acquisition of Trend holdings on May 31, 2019, caused the reportable segments to change from the previous reporting as a single segment in fiscal 2019. Home office costs are allocated to the two segments based on the relative support provided to those segments.

Nine Months Ended December 31, 2019	Trend Holdings	Zest Labs	Total
Segmented operating revenues	$95	$124	$219
Cost of revenues	-	128	128
Gross profit (loss)	95	(4)	91
Total operating expenses net of depreciation, amortization, and impairment	406	7,167	7,573
Depreciation and amortization	-	216	216
Other expense	-	3,758	3,758
Loss from continuing operations	$(311)	$(11,145)	$(11,456)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2019

Three Months Ended December 31, 2019	Trend Holdings	Zest Labs	Total
Segmented operating revenues	$44	$96	$140
Cost of revenues	-	67	67
Gross profit	44	29	73
Total operating expenses net of depreciation, amortization, and impairment	206	2.450	2.656
Depreciation and amortization	-	68	68
Other expense	-	2,768	2,768
Loss from continuing operations	$(162)	$(5,257)	$(5,419)

Segmented assets as of December 31, 2019
Property and equipment, net	$-	$608	$608
Intangible assets, net	$3,223	$-	$3,223
Capital expenditures	$-	$-	$-

NOTE 19: SUBSEQUENT EVENTS

On January 26, 2020, the Company entered into letter agreements (the “Letter Agreements”) with accredited institutional investors (the “Investors”) holding the warrants issued with the Company’s Series B Convertible Preferred Stock on August 21, 2019 (the “Warrants”). Pursuant to the Letter Agreements, the Investors agreed to a cash exercise of 3,921 of the Warrants at a price of $0.51 in consideration for the receipt of replacement warrants (the “Replacement Warrants”) to purchase 5,882 of the Company’s common stock at $0.90. In the Letter Agreements, the Company agreed to a stand still from issuing common shares for 100 days from the date of the Agreements. The Investors also agreed to eliminate language within the Replacement Warrants that would require the Company to carry a derivative liability on its balance sheet for the newly issued Replacement Warrants.

On January 27, 2020, the Company received approximately $2,000 in cash from the exercise of the Warrants and issued the Replacement Warrants to the Investors, which have an exercise price of $0.90 and may be exercised within five years of issuance.

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

For the nine months ended December 31, 2018, other income increased by $2,623 with a corresponding reduction in net loss from $11,883 to $9,260.

Ecoark Holdings, Inc.

Ecoark Holdings is an innovative AgTech company focused on solutions that reduce food waste and improve delivered freshness and product margins for fresh and perishable foods for a wide range of organizations including growers, processors, distributors and retailers. Ecoark Holdings addresses this through its indirect wholly-owned subsidiary: Zest Labs, Inc. (“Zest Labs” or “Zest”). The Company committed to a plan to focus its business on Zest Labs and divested non-core assets in 2019 that included assets of Pioneer Products, LLC (“Pioneer Products” or “Pioneer”) and Magnolia Solar, Inc. (“Magnolia Solar”). Those assets are reported as held for sale and their operations are reported as discontinued operations in the consolidated financial statements. All discontinued operations have been sold or ceased operations by December 31, 2019, so there are no remaining assets or liabilities of the discontinued operations.

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

Trend Holding’s primary asset is Trend Discovery Capital Management.  Trend Discovery Capital Management provides services and collects fees from entities including Trend Discovery LP and Trend Discovery SPV I.  Trend Discovery LP and Trend Discovery SPV I invest in securities.  Neither Trend Holdings nor Trend Discovery Capital Management invest in securities or have any role in the purchase of securities by Trend Discovery LP and Trend Discovery SPV I.  In the near-term, Trend Discovery LP’s performance will be driven by its investment in Volans-i, a fully autonomous vertical takeoff and landing (“VTOL”) drone delivery platform.  Trend Discovery LP currently owns approximately 1% of Volans-i and has participation rights to future financings to maintain its ownership at 1% indefinitely. More information can be found at flyvoly.com.

440IoT Inc. (“440labs”) was incorporated in 2019 and is located near Boston, Massachusetts and is a software development and information solutions provider for cloud, mobile, and IoT (Internet of Things) applications.

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

Trend Holdings and its subsidiaries have significant competition from larger companies with greater assets and resources.

Sales and Marketing

We sell our products and services principally through direct sales efforts and the utilization of third-party agents. Zest Labs has marketing operations and programs for demand generation, public relations, and branding/messaging.

Trend Holdings and its subsidiaries provide fund administration and fund formation services to institutional investors and market their services through private marketing.

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest Labs initiatives. Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $2,109 and $2,541 in the nine months ended December 31, 2019 and 2018, respectively, to develop its solutions and differentiate those solutions from competitive offerings. Expenses in the three months ended December 31, 2019 and 2018 were $424 and $900, respectively. We incurred no capitalized software development costs in the nine months ended December 31, 2019 and 2018.

Intellectual Property

Ecoark Holdings and its subsidiaries have had 69 patents issued by the United States Patent and Trademark Office, and additional patent applications are currently pending.

Trend Holdings does not have any patents or trademarks.

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

Since April 1, 2018, revenues were principally from professional services and from Software as a Service (“SaaS”) arrangements. We adopted a new accounting policy for revenue recognition on April 1, 2017 that had no impact on historical reported results, and it positions us for what we expect our business to be in the future. It requires judgment to apply, but in plain English it recognizes revenue when the Company fulfills the obligations it has committed to in agreements with customers. Judgment is also required to estimate the costs associated with those revenues. The transition from Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 605 to ASC 606, Revenue, was not material to our financial statements.

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

Results of Continuing Operations for the Three Months Ended December 31, 2019 and 2018

Revenues, Cost of Revenues and Margins

Revenues for the three months ended December 31, 2019 were $140 as compared to $15 for the three months ended December 31, 2018. Professional services revenues of $140 in 2019 were from IoT (Internet of Things)-enabled technology development work by 440labs, and other fees earned by Trend Holdings. SaaS revenues of $15 in 2018 were from projects with produce distributors and growers.

Cost of revenues for the three months ended December 31, 2019 was $67 as compared to $17 for the three months ended December 31, 2018 resulting in gross profit of $73 in 2019 and a gross loss of $2 in 2018. The gross profit in 2019 was due primarily to the services provided by 440labs and fees from Trend Holdings. The gross loss in 2018 was from the SaaS projects at Zest.

Operating Expenses

Operating expenses for three months ended December 31, 2019 were $2,724 as compared to $3,149 for the three months ended December 31, 2018. The $425 decrease was due primarily to lower research and development expense and lower depreciation, amortization and impairment expense, offset by an increase in selling, general and administrative expense.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2019 were $2,232 compared with $1,943 for the three months ended December 31, 2018. The $289 increase was principally due to higher non-cash share-based compensation expense offset by lower cash-based expenses. Share-based compensation expense for options related to non-employees increased $376 as the Company used non-cash methods of compensation whenever possible.

Salaries and related costs for the three months ended December 31, 2019 were $1,111, down $109 from $1,220 for the three months ended December 31, 2018. The decrease resulted primarily from decreases in the number of employees and related costs offset by a $150 increase in share-based non-cash compensation. A portion of that cost was derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in Note 12 to the condensed consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718-10. Decreases in the number of employees and related costs also contributed to the reduction in salaries and related costs.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the three months ended December 31, 2019 were $68 compared to $306 for the three months ended December 31, 2018. The $238 decrease primarily resulted from impairments of the intangible assets and Zest hardware assets recorded as of March 31, 2019 that reduced depreciation and amortization of the assets.

Research and Development

Research and development expense of $424 in the three months ended December 31, 2019 were $476 lower compared with $900 during the same period in 2018. The expense related primarily to the development of the Zest Labs freshness solutions.

Interest Expense

Interest expense, net of interest income, for the three months ended December 31, 2019 was $188 as compared to interest expense of $362 for the three months ended December 31, 2018. The decrease in expense is a result of lower fees incurred on the credit facility and advances in 2019 versus 2018, offset by a $107 expense in 2019 related to warrant derivative liabilities.

Net Loss

Net loss for the three months ended December 31, 2019 was $5,419 as compared to $2,683 for the three months ended December 31, 2018. The $2,736 increase in net loss was primarily due to $3,963 decrease in other income from the change in fair value of warrant derivative liabilities, $536 increase in non-cash share-based compensation, and a $220 loss on exchange of warrants for common stock, offset by the absence of the $757 loss from discontinued operations incurred in 2018, a $476 decrease in research and development, a $276 decrease in interest expense and the $238 decrease in depreciation and amortization expense.

Results of Continuing Operations for the Nine Months Ended December 31, 2019 and 2018

Revenues, Cost of Revenues and Margins

Revenues for the nine months ended December 31, 2019 were $219 as compared to $1,054 for the nine months ended December 31, 2018. Professional services revenues of $191 in 2019 were from IoT-enabled technology, development work and management and other fees earned by Trend Holdings compared to $1,000 for the nine months ended December 31, 2018 from a project with a large retailer related to freshness solutions. SaaS revenues of $28 in 2019 and $54 in 2018 were from projects with produce distributors and growers.

Cost of revenues for the nine months ended December 31, 2019 was $128 as compared to $653 for the nine months ended December 31, 2018 resulting in gross profit of $91 in 2019 and $401 in 2018. The significant gross profit in 2018 was directly related to the margin in professional services from the project with a large retailer. The gross profit in 2019 was due primarily to 440labs gross profit and Trend Holdings fee income.

Operating Expenses

Operating expenses for nine months ended December 31, 2019 were $7,789 as compared to $9,992 for the nine months ended December 31, 2018, a decrease of $2,203. Operating expenses excluding share-based non-cash compensation for the nine months ended December 31, 2019 were $4,770 as compared to $7,083 for the nine months ended December 31, 2018, a decrease of $2,413. The decrease was primarily due to decreases in depreciation and amortization, research and development costs, and lower salaries and related costs. Share-based non-cash compensation increased by $110 to $3,019 in the nine months ended December 31, 2019 from $2,909 in the nine months ended December 31, 2018.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended December 31, 2019 were $5,464 compared with $6,527 for the nine months ended December 31, 2018. The $1,063 decrease was principally due to a decrease in salaries and related costs offset by share-based non-cash compensation awarded to non-employees.

Salaries and related costs for the nine months ended December 31, 2019 were $2,724, down $1,516 from $4,240 for the nine months ended December 31, 2018. The decrease resulted primarily from an $854 decrease in share-based non-cash compensation. A portion of that cost was derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in Note 12 to the condensed consolidated financial statements, which complies with critical accounting policies driven by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718-10. Decreases in the number of employees and related costs also contributed to the reduction in salaries and related costs.

Non-cash share-based compensation expense for the nine months ended December 31, 2019 for non-employees were up $785 from the nine months ended December 31, 2018.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the nine months ended December 31, 2019 were $216 compared to $924 for the nine months ended December 31, 2018. The $708 decrease primarily resulted from impairments of the intangible assets and Zest hardware assets recorded as of March 31, 2019.

Research and Development

Research and development expense decreased $432 to $2,109 in the nine months ended December 31, 2019 compared with $2,541 during the same period in 2018. The expense related primarily to the development of the Zest Labs freshness solutions.

Interest Expense

Interest expense, net of interest income, for the nine months ended December 31, 2019 was $323 as compared to $369 for the nine months ended December 31, 2018. The $46 decrease resulted from lower fees incurred on the credit facility and advances in 2019 versus 2018, offset by a $107 expense in 2019 related to warrant derivative liabilities.

Net Loss

Net loss for the nine months ended December 31, 2019 was $11,454 as compared to $9,260 for the nine months ended December 31, 2018. The $2,194 increase in net loss was primarily due to the $5,015 decrease in other income from the change in fair value of warrant derivative liabilities and $1,059 loss on exchange of warrants for common stock, a $310 reduction in gross profit, offset by the $708 decrease in depreciation and amortization expense, $606 decrease in research and development expense, a $46 decrease in interest expense and the absence of the $1,923 loss from discontinued operations incurred in 2018.

Results of Discontinued Operations

Loss from discontinued operations for the three and nine months ended December 31, 2018 was $757 and $1,923, respectively. Revenues from discontinued operations for the nine months were $7,941, comprised of $7,881 for Pioneer and Sable and $60 for Magnolia Solar. Pioneer had a decrease in sales of consumer trash cans made from recycled materials due to a unit price decrease and fewer promotions by a customer. Losses from discontinued operations for the nine months were $1,859 for Pioneer and Sable and $64 for Magnolia Solar.  Pioneer and Sable losses were driven by lower volumes and a unit price decrease as previously described.

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

At December 31, 2019 and March 31, 2019, we had cash of $106 and $244, respectively, and working capital deficits of $7,159 at December 31, 2019 and $5,045 at March 31, 2019. The Company is dependent upon raising additional capital from future financing transactions.

Net cash used in operating activities was $4,589 for the nine months ended December 31, 2019, as compared to net cash used in operating activities of $7,282 for the nine months ended December 31, 2018. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments.

Net cash provided by investing activities was $21 for the nine months ended December 31, 2019, as compared to net cash used in investing activities of $270 for the nine months ended December 31, 2018

Net cash provided by financing activities in 2019 were $4,430 and in 2018 was $4,668. Cash provided by financing in 2019 includes $2,980 in proceeds from the issuance of preferred stock, $1,047 drawn on the credit facility, and $403 advanced from related parties.

Since our inception, the Company has experienced negative cash flow from operations and may experience significant negative cash flow from operations in the future. We will need to raise additional funds in the future to continue to expand the Company’s operations and meet its obligations. The inability to obtain additional capital may restrict our ability to grow and may reduce the ability to continue to conduct business operations as a going concern. In January 2020, the Company raised $2,000 from the exercise of warrants.

Off-Balance Sheet Arrangements

As of December 31, 2019, and March 31, 2019, we had no off-balance sheet arrangements.

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

On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking monetary damages and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint will have a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2019 or any individual fiscal quarter. On October 22, 2018, the Court issued an order setting a trial date of June 1, 2020. The Court has also set deadlines for dispositive motions on February 28, 2020, and a pretrial hearing on May 21, 2020.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business that were discussed in “Risk Factors” in our Registration Statement on Form S-1/A filed with the SEC on January 21, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the quarter ended December 31, 2019, which were not registered under the Securities Act of 1933, as amended.

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

Ecoark Holdings, Inc.
(Registrant)

Date: February 14, 2020	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2020	By:	/s/ WILLIAM B. HOAGLAND
William B. Hoagland
Principal Financial Officer