Form 10-K
period 2020-03-31
Ecoark Holdings, Inc.
filed 2020-06-30
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-53361

ECOARK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0680177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5899 Preston Road #505, Frisco, TX	75034
(Address of principal executive offices)	(Zip Code)

(479) 259-2977

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ( 15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $29,451,500.

As of June 25, 2020, there were 98,606,884 shares of common stock, par value $0.001 per share, outstanding.

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

These forward-looking statements are made only as of the date hereof. We are under no duty to update or revise any of these forward-looking statements after the date of this report or to provide any assurance with respect to future performance or results. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements and should read this report thoroughly with the understanding that the actual results may differ materially from those set forth in the forward-looking statements for many reasons, including, without limitation, unforeseen events beyond management’s control and assumptions that prove to be inaccurate or unfounded. The following list of examples, while not exclusive or exhaustive, includes some of the many possible unforeseen developments that may cause actual results to differ from anticipated or desired results:

●	Overall economic and business conditions;

●	Increased competition in the sustainability consumer and retail markets and the industries in which we compete;

●	Changes in the economic, competitive, legal, and business conditions in local and regional markets and in the national and international marketplace including those changes brought about from COVID-19 and entrance into the oil and gas industry;

●	The actions of national, state and local legislative, regulatory, and judicial bodies and authorities;

●	Delays or interruptions in entering into contracts or acquiring necessary assets;

●	The necessity to expand or curtail operations, obtain additional capital, or change business strategy;

●	Changes in technology; and,

●	Any of the other factors discussed in this report, including those factors discussed in the section entitled “Risk Factors”.

As used in this Annual Report, the terms “we,” “us,” “our,” “Ecoark Holdings” and the “Company” mean Ecoark Holdings, Inc., a Nevada corporation and its consolidated subsidiaries, unless otherwise indicated.

Unless the context otherwise indicates or requires, all product names and trade names used in this Annual Report are the Company's trademarks, although the “®” and “™” trademark designations may have been omitted. Except as otherwise indicated, dollar amounts and numbers of shares that follow in this report are presented in thousands, except per share amounts.

Item 1 Business

General Corporate History

Ecoark Holdings, Inc. was incorporated in the State of Nevada on November 19, 2007 under the name Magnolia Star Corporation (“Magnolia Star”). On March 24, 2016, Magnolia consummated a reverse merger with Ecoark, Inc., a Delaware corporation (“Ecoark”), pursuant to that certain Agreement and Plan of Merger, dated January 29, 2016 (the “Merger Agreement”), by and among, Magnolia Solar, Magnolia Solar Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Magnolia Star (the “Merger Sub”), and Ecoark. Pursuant to the Merger Agreement, Merger Sub merged with and into Ecoark with Ecoark surviving the Merger and becoming a wholly-owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, each share of issued and outstanding Ecoark common stock was automatically converted into 0.5 shares of Magnolia Star common stock. On March 18, 2016, Magnolia Star filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada thereby changing its name to Ecoark Holdings, Inc.

The Merger was intended to constitute a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended. In accordance with the accounting treatment for a “reverse merger,” the Company’s historical financial statements prior to the Merger was replaced with the historical financial statements of Ecoark prior to the Merger. The financial statements after completion of the reverse merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

On March 31, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada therein increasing the number of its authorized shares of common stock from 100,000 to 200,000 shares, effective March 31, 2020. The increase was approved by the Company’s shareholders at its annual stockholders meeting held on February 27, 2020. The 5,000 authorized shares of “blank check” preferred stock were unchanged by the reverse stock split.

Overview

Ecoark Holdings is a diversified holding company incorporated in the state of Nevada on November 19, 2007. Ecoark Holdings has four wholly-owned subsidiaries: Ecoark, Inc. (“Ecoark”), a Delaware corporation which is the parent of Zest Labs, Inc. (“Zest Labs”), 440IoT Inc., a Nevada corporation (“440IoT”), Banner Midstream Corp., a Delaware corporation (“Banner Midstream”), and Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”).

Through its subsidiaries, the Company is engaged in three separate and distinct business segments: (i) technology; (ii) commodities; and (iii) financial.

Zest Labs offers the Zest Fresh solution, a breakthrough approach to quality management of fresh food, is specifically designed to help substantially reduce the $161 billion amount of food loss the U.S. experiences each year.

Banner Midstream is engaged in oil and gas exploration, production and drilling operations on over 10,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi. Banner Midstream also provides transportation and logistics services and procures and finances equipment to oilfield transportation service contractors.

Trend Holding’s primary asset is Trend Discovery Capital Management. Trend Discovery Capital Management provides services and collects fees from entities. Trend Holdings invests in a select number of early stage startups each year as part of the fund’s Venture Capital strategy.

440IoT is a cloud and mobile software developer based near Boston, Massachusetts and is a software development and information solutions provider for cloud, mobile, and IoT (Internet of Things) applications.

Developments During Fiscal 2020

Acquisition of Trend Discovery

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

The Company does not intend to acquire any other companies in the financial services industry.

Acquisition of Banner Midstream Corp.

On March 27, 2020, the Company acquired Banner Midstream Corp., a Delaware corporation (“Banner Midstream”), pursuant a Stock Purchase Agreement, dated March 27, 2020 (the “Banner Purchase Agreement”), between the Company and Banner Energy Services, Inc., a Nevada corporation and former parent company of Banner Midstream (“Banner Parent”). Pursuant to the Banner Purchase Agreement, the Company acquired 100% of the outstanding capital stock of Banner Midstream in consideration for 8,945 shares of common stock of the Company valued at $0.544 per share and assumed up to $11,774 in short-term and long-term debt of Banner Midstream and its subsidiaries.

Banner Midstream has four operating subsidiaries: Pinnacle Frac Transport LLC, a Texas limited liability company (“Pinnacle Frac”); Capstone Equipment Leasing LLC, a Texas limited liability company (“Capstone”); White River Holdings Corp., a Delaware corporation (“White River”); and Shamrock Upstream Energy LLC, a Texas limited liability company (“Shamrock”). Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors. These two operating subsidiaries of Banner Midstream are revenue producing entities. White River and Shamrock are engaged in oil and gas exploration, production, and drilling operations on over 10,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi.

The Company issued 8,945 shares of common stock (which Banner Parent issued to certain of its noteholders) and assumed $11,774 in debt and lease liabilities of Banner Midstream, per the Banner Purchase Agreement. The Company’s Chief Executive Officer and another director recused themselves from all board discussions on the acquisition of Banner Midstream as they are stockholders and/or noteholders of Banner Midstream. The transaction was approved by all of the disinterested members of the Board of Directors of the Company. The Chairman and CEO of Banner Parent is a former officer of the Company and is currently the Principal Accounting Officer of the Company and Chief Executive Officer and President of Banner Midstream.

Commitment on Secured Funding

The Company has secured a commitment for a $35 million long-term loan from an institutional lender to make additional investments in the energy sector. The supply-side shock from OPEC production increases coupled with the demand-side impact of the COVID-19 pandemic is continuing to drive oil prices to historic lows, resulting in unprecedented investment opportunities. This financing positions the Company to take advantage of these unique investment opportunities in the energy market. The loan commitment specifies a 20-year term and will carry a 6.25% interest rate. The agreement is pending final review and is not guaranteed to close.

Conversion of Credit Facility to Common Shares

The Company converted all principal and interest in Trend SPV’s credit facility into shares of the Company’s common stock on March 31, 2020. The conversion of approximately $2,525 of principal and $290 of accrued interest resulted in the issuance of 3,855 shares of common stock at a value of $0.59 per share. This transaction resulted in a gain of $541 upon conversion.

Recent Developments

●	On April 15, 2020, the Company issued 200 warrants to purchase shares of common stock of the Company for $0.73 per share in consideration for extending the maturity date of the senior secured debt assumed by the Company in the Banner Midstream acquisition consummated on March 27, 2020.

●	On April 15, 2020, the Company granted 50 warrants with an exercise price of $0.73 per share in consideration for extending the maturity date of the senior secured debt assumed by the Company in the Banner Midstream acquisition to March 27, 2020. The Company does not believe this transaction constitutes an accounting extinguishment of debt due to a material modification of the debt instrument.

●	On April 15, 2020 and April 16, 2020, the Company received an aggregate of $438 in proceeds from loan provided by Trend SPV. The Company issued 1,000 warrants to purchase shares of common stock of the Company for $0.73 per share as collateral for the loan. In addition, on May 29, 2020, the Company issued 521 shares of common stock in conversion of $380 of loans payable and accrued interest. The conversion was done at $0.73 per share and resulted in a loss on conversion of $1,027.

●	On April 16, 2020, the Company received $386 in Payroll Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) relating to Ecoark Holdings. On April 13, 2020, the Company received $1,482 in PPP funds under the CARES Act for Pinnacle Frac.

●	On May 1, 2020, an institutional investor elected to convert its remaining shares of Series B Preferred Stock into an aggregate of 161 shares of common stock of the Company.

●	On April 1 and May 5, 2020, two institutional investors elected to convert their 1 share of Series C Preferred Stock of the Company into 1,379 shares of common stock of the Company.

●	On May 6, 2020, the Company granted 100 non-qualified stock options to a consultant.

●	On May 8 and May 14, the Company issued 25 and 35 shares of common stock for the extension of this not and accrued interest valued at $45. The Company recognized a loss of $13 on this issuance and conversion.

●	On May 10, 2020, the Company entered into letter agreements with accredited institutional investors holding an aggregate of 1,379 warrants issued on November 13, 2019 with an exercise price of $0.725 per share and aggregate of 5,882 warrants with and exercise price of $0.90 per share (collectively, the “Existing Warrants”). The shares of common stock issuable upon the exercise of the Existing Warrants were registered for resale pursuant to a registration statement on Form S-1 (File No. 333-235456) declared effective by the U.S. Securities and Exchange Commission on March 25, 2020. In consideration for the investors exercising in full all of the Existing Warrants on or before May 18, 2020, the Company issued to the investors new warrants to purchase up to 5,882 shares of common stock (the number of shares issued upon the exercise of the $0.90 warrants) and substantially in the form of the original $0.90 warrants, except that the exercise price is $1.10 per share. Between May 11, 2020 and May 18, 2020, the Company received $6,294 from the investors’ cash exercise of the Existing Warrants.

●	On May 18, 2020, the Company granted 50 warrants with an exercise price of $0.73 per share in consideration for extending the maturity date of the senior secured debt assumed by the Company in the Banner Midstream acquisition to March 27, 2020. The Company does not believe this transaction constitutes an accounting extinguishment of debt due to a material modification of the debt instrument.

●	Between May 11 and June 15, 2020, (a) the Company repaid long-term debt of $2,851 in cash; (b) converted $397 in long-term debt, plus $35 in accrued interest into 592 shares of common stock, and recorded a loss on conversion of $408 on this transaction; (c) repaid $140 in cash and converted $17 of amounts due to prior owners into 23 shares of common stock, and recorded a loss on conversion of $16 on this transaction; (d) converted $200 in long-term debt and $15 in accrued interest into 295 shares of common stock, and recorded a loss on conversion of $213 on this transaction; (e) repaid $3 and converted $507 of a vendor payable into 461 shares of common stock, and recorded a loss on conversion of $161 on this transaction; and (f) repaid $75 in cash and converted $825 in amounts due to prior owners into 1,130 shares of common stock, and recorded a loss on conversion of $350 on this transaction.

●	On May 26, 2020, the Company issued 5 shares of common stock for the conversion of an accrued expense valued at $4. The Company recognized a loss of $4 on this conversion.

●	Between May 29, 2020 and June 1, 2020, the Company issued an aggregate of 319 shares of common stock upon the exercise of non-qualified stock options for aggregate proceeds of $203.

●	Between May 29, 2020 and June 3, 2020, an aggregate of 127 stock options granted under the Company’s 2017 Omnibus Incentive Plan were exercised for aggregate proceeds of $117.

●

On June 11, 2020, the Company acquired certain energy assets from SR Acquisition I, LLC for $1 as part of the ongoing bankruptcy reorganization of Sanchez Energy Corporation. The transaction, includes the transfer of 262 total wells in Mississippi and Louisiana, approximately 9,000 acres of active mineral leases, and drilling production materials and equipment. The 262 total wells include 57 active producing wells, 19 active disposal wells, 136 shut-in with future utility wells, and 50 shut-in pending plugging wells. Included in the assignment are 4 wells in the Tuscaloosa Marine Shale formation.

●

On June 18, 2020, the Company acquired certain energy assets from SN TMS, LLC for $1 as part of the ongoing bankruptcy reorganization of Sanchez Energy Corporation. The transaction includes the transfer of wells, active mineral leases, and drilling production materials and equipment.

●	Between June 19 and June 22, 2020, there were 395 warrants exercised for $399. Of these 400 warrants, 187 of them were cashless exercises.

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

Zest Labs was incorporated in the State of Delaware on September 23, 2004 under the name Intelleflex Corporation. Effective on October 28, 2016, Intelleflex Corporation changed its name to Zest Labs, Inc. to align its corporate name with its mission and the brand name of its products and services.

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

Zest Labs has developed the industry’s first freshness metric called the Zest Intelligent Pallet Routing Code (“ZIPR Code”). The ZIPR Code has three main components: (i) Harvest Quality which sets total freshness capacity (for example, 12 days for strawberries), (ii) Handling Impact which reflects aging acceleration due to improper handling, and (iii) Future Handling which accurately reflects how the product will be handled (for example, store shelf temperature may be 40 degrees Fahrenheit instead of the ideal 34 degrees Fahrenheit).

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

Zest Labs is part of a very competitive industry that markets solutions to fresh food supply chain users, such as fresh food growers, producers and retailers. Many other companies that are both more established and command much greater resources compete in this market. While Zest Fresh and Zest Delivery offer new technical approaches and new user value, it remains uncertain if Zest Labs will gain sufficient adoption of its products to make them viable in the market. Further, it is unclear what industry competitors are developing that might address similar user needs. Zest Labs’ products provide a new approach for industry participants, and as with any new approach, adoption is uncertain as many in the industry can be slow to embrace new technology and/or new approaches. These market challenges can lead to extended sales cycles that may include extended pilot testing often at Zest Labs’ expense, for which the outcome remains unclear until the completion of each test. For these reasons, and others, forecasting new business adoption and future revenue can be very difficult and volatile; however, the Company believes that Zest Fresh offers fresh food retailers, growers, shippers, processors and distributors an opportunity to differentiate their businesses in ways that the shipment of canned and boxed food products cannot, as competition in the agriculture, grocery, food service and restaurant markets continues to accelerate.

The acquisition of 440labs in May 2017 allowed Zest Labs to internally maintain its software development and information solutions for cloud, mobile, and IoT applications. 440labs had been a key development partner with Zest Labs for more than four years prior to the May 2017 acquisition, contributing its expertise in scalable enterprise cloud solutions and mobile applications.

Trend Capital Management

Before we acquired Trend Holdings in May 2019 by merging Trend Holdings with and into the Company, Trend Holdings was a financial services holding company with two primary subsidiaries: Trend Discovery Capital Management, LLC, a Delaware limited liability company (“Trend Capital Management”), and Barrier Crest, LLC, a Delaware limited liability company (“Barrier Crest”).

Trend Capital Management was founded in 2011 and was Trend Holding’s primary asset.  Trend Capital Management provides services and collects fees from entities including Trend LP and Trend SPV, both of which invest in securities.  Trend Capital Management neither invests in securities nor have any role in Tend LP and Trend SPV’s purchase of securities.  The investment capital in Trend LP and Trend SPV is from individual limited partners, and not from the Company.

In the near-term, Trend LP’s performance will be driven by its investment in Volans-i, a fully autonomous vertical takeoff and landing drone delivery platform (“Volans”).  Trend LP currently owns approximately 1% of Volans and has participation rights to future financings to maintain such ownership at 1% indefinitely. More information can be found at website. www.flyvoly.com, the contents of which are not incorporated into this report.

Barrier Crest provides fund administration and fund formation services to institutional investors.  Barrier Crest provides fund administration services to Trend LP and Trend SPV.

Banner Midstream Corp.

Banner Midstream has four operating subsidiaries: Pinnacle Frac, Capstone, White River, and Shamrock. Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors. These two operating subsidiaries of Banner Midstream are revenue producing entities. White River and Shamrock are engaged in oil and gas exploration, production, and drilling operations on over 10,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi.

Discontinued Operations of Ecoark Holdings Inc (prior to acquisition of Banner Midstream):

Pioneer Products

Pioneer Products, LLC, an Arkansas limited liability company (“Pioneer Products”) was located in Rogers, Arkansas and was involved in the selling of recycled plastic products and other products. Pioneer Products recovered plastic waste from retail supply chains and converted the reclaimed material into new consumer products which completed a closed loop and reduced waste sent to landfills. Pioneer Products was purchased by Ecoark, Inc. in 2012. Pioneer Products acquired Sable Polymer Solutions, LLC (“Sable”) in a stock transaction on May 3, 2016. In May 2018 the Ecoark Holdings Board of Directors (“Board”) approved a plan to sell Pioneer and Sable. Pioneer concluded operations in February 2019, and the sale of Sable’s assets was completed in March 2019. Relevant assets and liabilities are classified as held for sale and operations are classified as discontinued in the consolidated financial statements.

Magnolia Solar, Inc.

Magnolia Solar, Inc. is located in Albany, New York and was principally engaged in the development and commercialization of nanotechnology-based, high-efficiency, thin-film technology that can be deposited on a variety of substrates, including glass and flexible structures. Magnolia Solar was a subsidiary of Magnolia Solar Corporation that merged with Ecoark Inc. (“Ecoark”) on March 24, 2016 to create Ecoark Holdings and continued as a subsidiary of Ecoark Holdings. In May 2018 the Ecoark Holdings Board approved a plan to sell Magnolia Solar, and the sale was completed in May 2019. Relevant assets and liabilities are classified as held for sale and operations are classified as discontinued in the consolidated financial statements.

Discontinued Operations of Banner Midstream

Pinnacle Vac, LLC

Banner Midstream made the decision to discontinue the operations of its wholly owned subsidiary, Pinnacle Vac Service LLC (“Pinnacle Vac”) effective October 31, 2018 due to the inability of Pinnacle Vac’s management to develop a sustainable, profitable business model. All of the non-managerial staff of Pinnacle Vac were terminated on October 23, 2018 and all of its oilfield services operations were terminated on October 23, 2018.

The managerial staff of Pinnacle Vac was terminated on November 15, 2018 and Pinnacle Vac’s rental facility at Sligo Rd was vacated on November 15, 2018.

Pursuant to Financial Accounting Standards Board Accounting Standard Codification (“ASC”) ASC 205-20, Presentation of Financial Statements – Discontinued Operations, ASC-20-45-1B, paragraph 360-10-45-15, Pinnacle Vac will be disposed of other than by sale via an abandonment and termination of operations with no intent to classify the entity or assets as Available for Sale. Pursuant to ASC 205-20-45-3A, the results of operations of Pinnacle Vac from inception to discontinuation of operations will be reclassified to a separate component of income, below Net Income/(Loss), as a Loss on Discontinued Operations.

All of the equipment assets of Pinnacle Vac and the related loan liabilities will be subsequently transitioned into Capstone to continue servicing the debt. The remaining current assets of Pinnacle Vac will be used to settle any outstanding current liabilities of Pinnacle Vac. A loss contingency will be recorded if any of the outstanding liabilities or obligations of Pinnacle Vac resulting from this abandonment are reasonably estimable and likely to be incurred.

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

Banner Midstream expects to encounter intense competition from entities having a business objective similar to theirs. Some of these competitors possess greater technical, human and other resources than they do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Sales and Marketing

Zest Labs sells its products and services principally through direct sales efforts and the utilization of third-party agents. Zest Labs has marketing operations and programs for demand generation, public relations, and branding/messaging that are scaled based on market engagement and available resources.

Trend Holdings and its subsidiaries provide fund administration and fund formation services to institutional investors and market their services through private marketing.

Banner Midstream sells and provides services to its customers via a blanket master services agreement (MSA). Banner Midstream sells hydrocarbon to midstream providers such as Plains Marketing L.P.

Government Regulations

Zest Labs

Laws and regulations related to wireless communications devices in the jurisdictions in which Zest Labs seeks to operate are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.  The Federal Communications Commission (the “FCC”), is responsible for the assignment of spectrum for non-government use in the United States in accordance with regulations established by an international organization known as the International Telecommunications Union (the “ITU”). Any ITU or FCC reallocation of radio frequency spectrum, including frequency band segmentation or sharing of spectrum, could cause interference with the reception of GPS signals and may materially and adversely affect the utility and reliability of Zest Labs’ products, which would, in turn, cause a material adverse effect on our operating results.

Banner Midstream

Oil and gas production are regulated under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The states in which we operate, Texas, Louisiana, Oklahoma and New Mexico (the “Territory”), have regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the regulation of spacing, and requirements for plugging and abandonment of wells. Also, states in the Territory impose a severance tax on production and sales of oil, and gas within its jurisdiction. Failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Environmental Compliance Expenses

We are currently not experiencing any material expenses related to the environmental compliance. Please review Risk Factors in Item 1A of this report with regard to potential environmental compliance expenses.

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest Labs initiatives. Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $2,472 and $3,320 in the years ended March 31, 2020 and 2019, respectively, to develop its solutions and differentiate those solutions from competitive offerings. We incurred no capitalized software development costs in the years ended March 31, 2020 and 2019.

Intellectual Property

The Company, through Zest Labs, currently holds rights to 69 U.S. patents (with additional patents pending), numerous related foreign patents, and U.S. copyrights relating to certain aspects of its Zest software, hardware devices including Radio-Frequency Identification (“RFID”) technology, software, and services. In addition, Zest Labs has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services,” and the Zest, Zest Fresh and Zest Delivery logos, and numerous other trademarks and service marks. Many of Zest Labs’ products have been designed to include licensed intellectual property obtained from third-parties. Laws and regulations related to wireless communications devices in the jurisdictions in which Zest Labs operates and seeks to operate are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.

Equipment

Banner Midstream is pursuing additional purchases of machinery and equipment to become a fully vertically integrated exploration and production company.

No Foreign Operations

No foreign operations are expected in connection with the Company’s business.

Seasonality

Our business experiences a certain level of seasonality due to Banner Midstream’s oil and gas exploration and transportation business. Demand for oil, natural gas and energy is typically higher in the third and fourth quarters resulting in higher prices. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis. Seasonal weather conditions and lease stipulations can limit drilling and producing activities and other oil and natural gas operations in a portion of our operating areas of trucking business. These seasonal anomalies can pose challenges for the drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations, thus, lowering the demand for trucking services.

Dependence on One or Few Major Customers

From time to time we may have customers generating 10 percent or more of the Company’s consolidated revenues, and loss of such customers could have a material adverse effect on the Company.

Employees

At March 31, 2020, we had 36 full time employees, and 98 owner-operator truck drivers leased on to Pinnacle Frac. None of our employees are represented by a labor union or a collective bargaining agreement.  We consider our employee relations to be positive.

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

RISK FACTORS RELATING TO OUR COMPANY

We have experienced losses since our founding. A failure to obtain profitability and achieve consistent positive cash flows would have a significant adverse effect on our business.

We have incurred operating losses since our inception, including a reported net loss of $12,137 for the year ended March 31, 2020 as compared to $13,650 for the year ended March 31, 2019. Net cash used in operating activities was $5,490 for the year ended March 31, 2020, as compared to net cash used in operating activities of $9,040 for the year ended March 31, 2019. As of March 31, 2020, we had cash (including restricted cash) of $406, a working capital deficit of $16,689, and an accumulated deficit of $128,023. Some of our debt and equity instruments may contain derivative liabilities which may result in variability in our working capital deficit as these liabilities are re-measured each reporting period. Prior to the acquisition of Banner Midstream, we have funded our operations principally through the sale of our capital stock and debt instruments.

In their audit report for the fiscal year ended March 31, 2019, our independent auditors reported that there is substantial doubt about the Company’s ability to continue as a going concern to carry out our business plan. Although, we alleviated the substantial doubt for the fiscal year ended March 31, 2020 as a result of the Company raising over $6 million in the exercise of warrants and the entering into a $35 million secured funding for our new business venture with Banner Midstream, the global pandemic caused by COVID-19 has brought uncertainty to the global workforce as well as the capital markets.

The COVID-19 worldwide pandemic has disrupted the global economy and supply chains.

The short-term and long-term effects of the COVID-19 pandemic, including actions taken by businesses and governments, have adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. The extent to which the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operation and liquidity will depend on future developments, which are uncertain and cannot be predicted. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time could result in delays or modifications to the Company’s strategic plans and initiatives and hinder the Company’s ability to achieve its strategic goals.

We cannot predict our future results because we have a limited operating history.

 Given our limited operating history, it may be difficult to evaluate our performance or prospects. You should consider the uncertainties that we may encounter as a company that should still be considered an early stage company. These uncertainties include:

●	our ability to market our services and products for a profit;

●	our ability to recruit and retain skilled personnel;

●	our ability to secure and retain key customers; and

●	our evolving business model.

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

We may require additional financing to support our operations. Any new equity financing could have a substantial dilutive effect on our existing stockholders.

As of March 31, 2020, we had cash (including restricted cash) of $406, a working capital deficit of $16,689, and an accumulated deficit of $128,023. While we expect cash can be provided by a $35,000 secured debt financing, the final agreement is still pending and not guaranteed to close. The Company has also raised substantial operating cash through the exercise of our warrants issued in capital raises over the past two years. We continue to seek additional financing in order to support current operations as well as potential vertical integration of existing assets or operations of similar companies. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders and or contain complex terms subject to derivative accounting. Our operating results from our commodities segment and financial segment should be in position to provide for positive cash flow to assist in the support of our technology segment and holding company related costs.

Banner Midstream has devoted substantially all of their financial resources to purchase new equipment and to acquire existing businesses in the states of Texas, Louisiana, Oklahoma and New Mexico (the “Territory”). Banner Midstream had financed their operations primarily through the issuance of debt securities. The amount of their future net losses will depend, in part, on successful implementation of their business strategy, continuous increase in demand of tracking and freight services to maintain the oil-related enterprises, the rate of our future expenditures and our ability to obtain funding through the issuance of our securities, strategic collaborations with key customers. Trucking business development is a highly speculative undertaking and involves a substantial degree of risk. Banner Midstream is in the early stages of acquiring existing businesses and establishing operations of our wholly owned subsidiaries on the Territory. It may be several years, if ever, before the Company becomes profitable.

Our future revenue will depend upon the size of the markets which we target and our ability to achieve continuous and sufficient market acceptance.

Even if we enter all necessary agreements with key customers in the oil industry and purchase enough equipment to satisfy the demand for freight services in the market, our future revenue will depend upon the size of the markets which we target and our ability to achieve continuous and sufficient market acceptance, and such factors as pricing, reimbursement from third-party payors and adequate market share for our services at the target markets.

We anticipate that the Banner Midstream expenses will increase substantially if and as they:

●	continue the research of the market and potential private companies to acquire;

●	expand the scope of our operations on the Territory;

●	establish a supply-demand chain and a respective trucking infrastructure to commercialize our market opportunities;

●	acquire existing businesses and revitalize their operations with the Companies framework;

●	seek to maintain, protect, and expand the Territory;

●	seek to attract and retain skilled personnel; and

●	create additional infrastructure to support our operations as a public company and plan future commercialization efforts.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to control the operational costs.

We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our securities and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or sell other entities and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our current master service agreements or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of the lines of operations of our wholly owned subsidiaries or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

We intend to pursue continued growth through opportunities to acquire companies or assets that will enable us to expand our product and service offerings and to increase our geographic footprint. We routinely review potential acquisitions. However, we may be unable to implement this growth strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

●	difficulties in the post-acquisition integration of operations and systems;

●	the termination of relationships with key personnel and customers of the acquired company;

●	a failure to add additional employees to manage the increased volume of business;

●	additional post acquisition challenges and complexities in areas such as tax planning, treasury management, financial reporting and legal compliance;

●	risks and liabilities from our acquisitions, some of which may not be discovered during the pre-acquisition due diligence process;

●	a disruption of our ongoing business or an inability of our ongoing business to receive sufficient management attention; and

●	a failure to realize the cost savings or other financial benefits we anticipated prior to acquisition.

Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on current attractive market terms.

Risks Factors Relating to Zest Labs

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

Through Zest Labs, the Company currently holds rights to patents and copyrights relating to certain aspects of its RFID technology, software, and services. In addition, the Company has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services”, the Zest logo, and numerous other trademarks and service marks. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel. Loss of a significant number of licenses may have an adverse effect of the Company’s operations.

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

Risk Factors Relating to Banner Midstream

Our near-term success is dependent upon our ability to grow our oilfield services and transportation operations.

Our success will depend, in part, upon our ability to commence operation of our oilfield and transportation services operations. Attracting new customers and joining networks and demand-supply chains requires substantial time and expense. Any failure to commence operations timely would adversely affect our operating results. Many factors could affect the market acceptance and commercial success of our services, including:

●	our ability to convince our potential customers of the advantages, logistic and economic benefits of our services over competitors;

●	the niche scope of our product menu relative to competitors;

●	changes to policies, procedures or currently accepted best practices in transportation business, cargo, and transportation sectors;

●	changes to policies, procedures or currently accepted best practices in the transportation and logistics-industry

●	the extent and success of our marketing and sales efforts; and

●	our ability to commence operations of all acquired private companies in a timely fashion.

The transportation industry is affected by economic and business risks that are largely beyond our control.

The transportation industry is highly cyclical, and our business is dependent on a number of factors that may have a negative impact on our operating results, many of which are beyond our control. Our revenue is from customers in the oil exploration and production industry. As such, our volumes are largely dependent on the economy and our results may be more susceptible to trends in unemployment and how it affects oil prices than carriers that do not have this focus. We believe that some of the most significant factors beyond our control that may negatively impact our operating results are economic changes that affect supply and demand in transportation markets.

The risks associated with these factors are heightened when the United States economy is weakened. Some of the principal risks during such times are as follows:

●	low overall demand levels, which may impair our asset utilization;

●	customers with credit issues and cash flow problems we are not currently aware of;

●	customers bidding out our services or selecting competitors that offer lower rates, in an attempt to lower their costs, forcing us to lower our rates or lose revenue; and

●	more unbilled miles incurred to obtain loads.

Economic conditions that decrease shipping demand or increase the supply of capacity in the trucking transportation industry on the Territory can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. Declining freight levels and rates, a prolonged recession or general economic instability could result in declines in our results of operations, which declines may be material.

We also are subject to cost increases outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, fuel and energy prices, driver wages, taxes and interest rates, tolls, license and registration fees, insurance premiums, regulations, revenue equipment and related maintenance costs and healthcare and other benefits for our associates. We cannot predict whether, or in what form, any such cost increase or event could occur. Any such cost increase or event could adversely affect our profitability.

In addition, events outside our control, such as strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, weather, actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to reduced economic demand, reduced availability of credit or temporary closing of shipping locations or United States borders. Such events or enhanced security measures in connection with such events could impair our operations and result in higher operating costs.

The transportation industry is highly competitive and fragmented, which subjects us to competitive pressures pertaining to pricing, capacity and service.

Our operating segments compete with many trucking carriers. The trucking industry in our Territory is highly competitive and fragmented. Some of our customers may utilize their own private fleets rather than outsourcing loads to us. Some of our competitors may have greater access to equipment, a larger fleet, a wider range of services, preferential dedicated customer contracts, greater capital resources or other competitive advantages. Numerous competitive factors could impair our ability to maintain or improve our profitability. These factors include the following:

●	Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth in the economy. This may make it difficult for us to maintain or increase freight rates, or may require us to reduce our freight rates. Additionally, it may limit our ability to maintain or expand our business.

●	We face competition in this market from competitors that have operated in this market for several years, which may hinder our ability to compete and gain market share.

●	Since some of our customers also operate their own private trucking fleets, they may decide to transport more of their own freight.

●	Some shippers have selected core carriers for their shipping needs, for which we may not be selected.

●	Many customers periodically solicit bids from multiple carriers for their shipping needs, despite the existence of dedicated contracts (Master Service Agreements), which may depress freight rates or result in a loss of business to our competitors.

●	The continuing trend toward consolidation in the trucking industry may result in more large carriers with greater financial resources and other competitive advantages, with which we may have difficulty competing.

●	Higher fuel prices and higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation, if available.

●	Advancements in technology may necessitate that we increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

●	Competition from freight logistics and brokerage companies may negatively impact our customer relationships and freight rates.

●	Smaller carriers may build economies of scale with procurement aggregation providers, which may improve such carriers’ abilities to compete with us.

We may be affected by labor issues in the broader transportation industry.

Difficulty in attracting drivers could affect our profitability and ability to grow. Periodically, the trucking industry experiences difficulty in attracting and retaining qualified drivers, including independent contractors, resulting in intense competition for drivers. We have from time to time experienced underutilization and increased expenses due to a shortage of qualified drivers. If we are unable to attract drivers when needed or contract with independent contractors when needed, we could be required to further adjust our driver compensation packages or let trucks sit idle, which could adversely affect our growth and profitability. If we are unable to retain drivers, our business, financial condition and results of operations could be harmed.

We have several major customers, the loss of one or more of which could have a material adverse effect on our business.

A significant portion of our operating revenue is generated from a number of major customers, the loss of one or more of which could have a material adverse effect on our business. Economic and capital markets conditions may adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our business and operating results and financial condition. Generally, we do not have contractual relationships with our customers that guarantee any minimum volumes, and our customer relationships may not continue as presently in effect. We generally do not have long-term contractual relationships with our customers, including our dedicated customers, and certain of these contracts contain clauses that permit cancellation on a short-term basis without cause, and accordingly any of our customers may not continue to utilize our services, renew our existing contracts or continue at the same volume levels. Despite the existence of contract arrangements with our customers, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own trucking and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments and surcharge collection may increase our costs of operation, which could materially and adversely affect our margins.

Fuel represents a significant expense for us. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, depreciation of the dollar against other currencies and weather, such as hurricanes, and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand in developing countries, and could be adversely impacted by diminished drilling activity and by the use of crude oil and oil reserves for other purposes. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, and a portion of our business is based on fuel purchased on the spot market at prevailing market rates, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect our operating results and financial condition.

Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on our operations and profitability. While a portion of our fuel costs are covered by pass-through provisions in customer contracts and compensatory fuel surcharge programs, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with unbilled miles, or the time when our engines are idling. Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising, leading to fluctuations in our levels of reimbursement. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies. In addition, the terms of each customer’s fuel surcharge agreement vary, and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. Such fuel surcharges may not be maintained indefinitely or may not be sufficiently effective. As of the date of this Annual Report, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations, nor are we aware of existence thereof.

Difficulties attracting and retaining qualified drivers, including through owner-operators, could materially adversely affect our profitability and ability to maintain or grow our fleet.

Like many carriers, from time to time we may experience difficulty in attracting and retaining sufficient numbers of qualified drivers, including through owner-operators, and driver shortages may recur in the future. Our challenge with attracting and retaining qualified drivers stems from intense market competition and our driver quality standards, which subjects us to increased payments for driver compensation and owner-operator contracted rates. Our specialty equipment services targeting servicing oil exploration and oil development industries require special training to handle unique operating requirements. We may be legally obligated or otherwise subjected by the industry standards to use physical function tests and hair follicle and urine testing to screen and test all driver applicants, which we believe is a rigorous standard and could decrease the pool of qualified applicants available to us. Failure to recruit high-quality, safe drivers that meet our testing standards could diminish the safety of our fleet and could have a materially adverse effect on our customer relationships and our business.

Our Company drivers are generally compensated on a per-mile basis, and the rate per-mile generally increases with the drivers’ length of service. Owner-operators contracting with us are generally compensated on a percentage of revenue basis. The compensation we offer our drivers and owner-operators is also subject to market conditions and labor supply. We may in future periods increase company driver and owner-operator compensation, which will be more likely to the extent that economic conditions improve and industry regulation exacerbates driver shortages forcing driver compensation higher. The recent electronic logging device regulations, requiring compliance by nearly all carriers has further tightened the market for eligible drivers. In addition, with any driver voluntary turnover rate, we may suffer a loss of company drivers. Such turnover rate could require us to continually recruit a substantial number of drivers in order to operate our revenue-producing fleet equipment, including trucks, chassis and specialty equipment. If we are unable to continue to attract and retain a sufficient number of high-quality company drivers, and contract with suitable owner-operators, we could be required to adjust our compensation packages, or operate with fewer trucks and face difficulty meeting shipper demands, all of which could adversely affect our profitability and ability to maintain our size or grow.

Our use of owner-operators to provide a portion of our truck fleet exposes us to different risks than we face with our owned trucks.

We may contract with owner-operators and use more owner-operator trucks than some of our competitors. We are therefore more dependent on owner-operator trucks than some of our competitors. Failure to maintain owner-operator business and relationships and increased industry competition for owner-operators could have a materially adverse effect on our operating results. During times of increased economic activity, we face heightened competition for owner-operators from other carriers. To the extent our turnover increases, we may be required to increase owner-operator compensation or take other measures to remain an attractive option for owner-operators. If we cannot attract sufficient owner-operators, or it becomes economically difficult for owner-operators to survive, we may not be able to maintain the percentage of our fleet provided by owner-operators or maintain our delivery schedules.

We may provide financing to certain qualified owner-operators who qualify for financing in order to lease trucks from us. If we are unable to provide such financing in the future, due to liquidity constraints or other restrictions, we may experience a decrease in the number of owner-operators available to fully operate our assets. Further, if owner-operators operating the trucks we finance default under or otherwise terminate the financing arrangement and we are unable to find a replacement owner-operator, we may incur losses on amounts owed to us with respect to the truck in addition to any losses we may incur as a result of idling the truck.

Our lease contracts with owner-operators may be governed by the federal and other leasing regulations, which impose specific requirements on us and/or on owner-operators. It is possible that we could face lawsuits alleging the violation of leasing obligations or failure to follow the contractual terms, which could result in liability.

We may utilize owner-operators to complete our services. These owner-operators are subject to similar regulation requirements, such as the electronic on-board recording and driver Hours of Service (HOS) requirements that apply to larger carriers, which may have a more significant impact on their operations, causing them to exit the transportation industry. Aside from when these third parties may use our trailing equipment to fulfill loads, we do not own the revenue equipment or control the drivers delivering these loads. The inability to obtain reliable third-party owner-operators could have a material adverse effect on our operating results and business growth.

If we are unable to recruit, develop and retain our key associates, our business, financial condition and operating results could be adversely affected.

We are highly dependent upon the services of certain key employees, including our team of managers. We currently do not have employment agreements with any of our managers, and the loss of any of their services could negatively impact our operations and future profitability. Inadequate succession planning or unexpected departure of key managers could cause substantial disruption to our business operations, deplete our institutional knowledge base and erode our competitive advantage. Additionally, we may have to continue to recruit, develop and retain skilled and experienced service center managers if we are to realize our goal of expanding our operations and continuing our growth. Failure to recruit, develop and retain a core group of service center managers could have a materially adverse effect on our business.

Efforts by labor unions could divert management’s attention and could have a materially adverse effect on our operating results.

We face the risk that Congress or one or more states will issue or approve legislation significantly affecting our business and our relationship with our associates. We also face the risk that our associates, including drivers, may attempt to organize. Any attempt to organize by our associates could result in increased legal and other associated costs. In addition, if we were to enter into a collective bargaining agreement, the terms could negatively affect our costs, efficiency and ability to generate acceptable returns on the affected operations. Moreover, any labor disputes or work stoppages, whether or not our other associates unionize, could disrupt our operations and reduce our revenues.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure or maintain a high deductible for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as associate health insurance. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses, incurred but not reported claims and other uncertainties can cause unfavorable differences between actual claim costs and our reserve estimates. We plan to reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

We maintain insurance with licensed insurance carriers above the amounts which we retain. Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that the amount of one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our coverage, we would bear the excess, in addition to our other self-insured/retained amounts. Insurance carriers have raised premiums for many businesses, including transportation companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention or deductible when our policies are renewed or replaced. Our operating results and financial condition could be materially and adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceeds our estimates, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance carriers fail to pay on our insurance claims or (iv) we experience a claim for which coverage is not provided.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, waste and other oil, fuel storage tanks, air emissions from our vehicles and facilities, engine idling and discharge and retention of storm water. Our truck terminals often are located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. Certain of our facilities have waste oil or fuel storage tanks and fueling islands. If we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable environmental laws or regulations, we could owe cleanup costs and incur related liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations or obtain financing on favorable terms.

The trucking industry generally, and our trucking business in particular, are capital intensive and asset heavy, and our policy of maintaining a young, technology-equipped fleet requires us to expend significant amounts in capital expenditures annually. We expect to pay for projected capital expenditures with cash flows from operations, proceeds from equity sales or financing available under our existing debt instruments. If we were unable to generate sufficient cash from operations, we would need to seek alternative sources of capital, including financing, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations or obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

The seasonal pattern generally experienced in the trucking industry may affect our periodic results during traditionally slower shipping periods and winter months.

In the trucking industry, revenue generally follows a seasonal pattern which may affect our operating results. Operating levels of the oil industry have historically been lower in the winter months because of adverse winter weather conditions. Revenue can also be affected by other adverse weather conditions, holidays and the number of business days during a given period because revenue is directly related to the available working days. From time to time, we may also suffer short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations more volatile.

We may be subject to various claims and lawsuits in the ordinary course of business, and increases in the amount or severity of these claims and lawsuits could adversely affect us.

We are exposed to various claims and litigation related to commercial disputes, personal injury, property damage, environmental liability and other matters. Proceedings include claims by third parties, and certain proceedings have been certified or purport to be class actions. Developments in regulatory, legislative or judicial standards, material changes to litigation trends, or a catastrophic accident or series of accidents, involving any or all of property damage, personal injury, and environmental liability could have a material adverse effect on our operating results, financial condition and liquidity.

If we commence operations and produce oil from a drilling, then unless we replace our reserves with new reserves and develop those reserves, our reserves and production will decline, which would adversely affect our future cash flows and results of operations.

Once we start oil production, then producing oil reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Unless we conduct successful ongoing exploration and development activities or continually acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Our future reserves and production, and therefore our future cash flow and results of operations, are highly dependent on our success in efficiently developing our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire sufficient additional reserves to replace our current and future production. If we are unable to replace our current and future production, the value of our reserves will decrease, and our business, financial condition and results of operations would be materially and adversely affected.

Drilling for and producing crude oil are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our proposed drilling and operating activities will be subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for crude oil can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or cancelled as a result of other factors, including:

●	unusual or unexpected geological formations and miscalculations;

●	fires;

●	explosions and blowouts;

●	pipe or cement failures;

●	environmental hazards, such as natural gas leaks, oil spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of toxic gases, brine, well stimulation and completion fluids, or other pollutants into the surface and subsurface environment;

●	loss of drilling fluid circulation;

●	title problems for the properties on which we drill and resulting restrictions or termination of lease for oil drilling and production operations;

●	facility or equipment malfunctions;

●	unexpected operational events, especially the need to drill significantly deeper than originally contemplated or finding, despite an engineering study to the contrary, that the drilling site is a dry hole that produces no appreciable amounts of crude oil or no crude oil;

●	shortages of skilled personnel or unexpected loss of key drilling and production workers;

●	shortages or delivery delays of equipment and services or of water used in hydraulic fracturing activities;

●	compliance with environmental and other regulatory requirements and any unexpected remedial requirements for violations of environmental or other regulatory requirements;

●	shareholder activism and activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas so as to minimize emissions of greenhouse gases of “GHG’s”;

●	natural disasters; and

●	adverse weather conditions.

Any of these risks can cause substantial losses, including personal injury or loss of life; severe damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, clean-up responsibilities, loss of wells, repairs to resume operations; and regulatory fines or penalties.

Insurance against all operational risks may not be available to us or not affordable for us. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. The occurrence of an event that is not covered in full or in part by insurance could have a material adverse impact on our business activities, financial condition and results of operations. We only have standard business liability and casualty insurance as of the date of this Annual Report. We will not pay for or require, and cannot afford, insurance covering drilling, production and storage of oil and establishing oil rigs until we receive sufficient funding from this Annual Report.

The extension of our active oil and gas mineral leases may be subject to performing continuous drilling operations.

Our oil and gas mineral leases may contain acreage that is either held by production or not. In order to extend the leased acreage not held by production, the Company must maintain minimum continuous drilling operations in order to extend these leases to future periods. The Company’s inability to perform operations during any given period could result in the Company’s losing the rights to future operations on that lease.

The potential lack of availability of, or cost of, drilling rigs, equipment, supplies, personnel and crude oil field services could adversely affect our ability to execute on a timely basis our exploration and development plans within our budget.

When the prices of crude oil increase, or the demand for equipment and services is greater than the supply in certain areas, we could encounter an increase in the cost of securing drilling rigs, equipment and supplies. In addition, larger producers may be more likely to secure access to such equipment by offering more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, our ability to convert our reserves into cash flow could be delayed and the cost of producing those reserves could increase significantly, which would adversely affect our results of operations and financial condition.

We are subject to environmental, health and safety laws and regulations and related compliance expenditures and liabilities.

Once commenced, our oil drilling and production operations will be subject to numerous and significant federal, state, local and foreign laws, and other requirements governing or relating to the environment. Our facilities could experience incidents, malfunctions and other unplanned events, such as spills of hazardous materials that may result in personal injury, penalties and property damage. In addition, certain environmental laws may result in liability, regardless of fault, concerning contamination at a range of properties, including properties currently leased or operated by us and properties where we disposed of, or arranged for disposal of, waste and other hazardous materials. As such, the operation of our facilities carries an inherent risk of environmental liabilities and may result in our involvement from time to time in administrative and judicial proceedings relating to such matters. While we will implement environmental management programs designed to continually improve environmental, health and safety performance, we cannot assure you that such liabilities including significant required capital expenditures, as well as the costs for complying with environmental laws and regulations, will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Oil prices are volatile.  Once we commence oil production, any sustained decline in oil prices could adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments.

The prices we receive for our oil production will heavily influence our revenue, profitability, access to capital, future rate of growth and carrying value of our properties. Oil is a commodity and its price may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and market uncertainty. Lower commodity prices may reduce our cash flows and borrowing ability. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits.

If we are required to curtail our drilling program, we may be unable to continue to hold leases that are scheduled to expire, which may further reduce our reserves. As a result, a substantial or extended decline in commodity prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures.

Historically, oil prices have been volatile. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control, which include the following:

●	worldwide and regional economic conditions impacting the global supply and demand for oil;

●	the price and quantity of foreign imports of oil;

●	political and economic conditions in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;

●	actions of the Organization of the Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production controls;

●	the level of global exploration, development and production;

●	the level of global inventories;

●	prevailing prices on local price indexes in the area in which we operate;

●	the proximity, capacity, cost and availability of gathering and transportation facilities;

●	localized and global supply and demand fundamentals and transportation availability;

●	the cost of exploring for, developing, producing and transporting reserves;

●	weather conditions and other natural disasters;

●	technological advances affecting energy consumption;

●	the price and availability of alternative fuels;

●	expectations about future commodity prices; and

●	U.S. federal, state and local and non-U.S. governmental regulation and taxes.

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil. The impact of the changing demand for oil may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Climate change legislation and regulations restricting or regulating emissions of greenhouse gases (“GHGs”) could result in increased operating costs and reduced demand for the oil and natural gas while the potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional, and state levels of government to monitor and limit emissions of GHGs. While no comprehensive climate change legislation has been implemented at the federal level, the Environmental Protection Agency or “EPA” and states or groupings of states have pursued legal initiatives in recent years that seek to reduce GHG emissions through efforts that include consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. In particular, the EPA has adopted rules under authority of the U.S. Clean Air Act of “CAA” that, among other things, establish certain permit reviews for GHG emissions from certain large stationary sources, which reviews could require securing permits at covered facilities emitting GHGs and meeting defined technological standards for those GHG emissions.

The EPA has also adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore production.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published a final rule establishing NSPS Subpart OOOOa, that requires certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and VOC emissions. However, in April 2017, the EPA announced that it would review this 2016 methane rule and would initiate reconsideration proceedings to potentially revise or rescind portions of the rule. Subsequently, effective June 2, 2017, the EPA issued a 90-day stay of certain requirements under the methane rule, but this stay was vacated by a three-judge panel of the U.S. Court of Appeals for the D.C. Circuit on July 3, 2017 and on August 10, 2017, the D.C. Circuit rejected petitions for an en banc review of its July 3, 2017 ruling. In the interim, on July 16, 2017, the EPA issued a proposed rule that would stay subpart OOOOa for two years, but this proposed rule is not yet final and may be subject to legal challenges. The court affirmed that the EPA must go through the formal rule change procedures under the Administrative Procedure Act (“APA”) to amend the 2016 rule on methane gas emissions. The EPA continued to evaluate the rule and proposed additional amendments. On October 15, 2018, EPA proposed rule changes to reduce restrictions on methane emissions from oil and gas production.

The Bureau of Land Management (“BLM”) also finalized rules regarding the control of methane emissions rules in November 2016 (“Revision Rule”) that apply to oil and natural gas exploration and development activities on public and tribal lands. The rules seek to minimize venting and flaring of emissions from storage tanks and other equipment, and also impose leak detection and repair requirements. The U.S. Department of the Interior attempted to suspend this rule, however on February 22, 2018, a U.S. District Court blocked the suspension. On September 18, 2018, BLM releases the final version of the Revision Rule, which was published in the Federal Register on September 28, 2018 and was to go into effect on November 27, 2018. On November 27, 2018, the attorneys general for California and New Mexico filed suit alleging BLM violated the Administrative Procedure Act, Mineral Leasing Act, and National Environmental Policy Act. On September 28, 2018, 18 environmental groups also legally challenged the Revision Rule.

The BLM rules on rolling back methane gas emissions under the Revision Rule remains in place at this time, but the future status of the rule change is unclear.

President Trump’s Administration has rolled back, cancelled or sought to roll back or cancel numerous rules restricting GHGs in the energy industry. These efforts have been mostly challenged in court. Whether the roll back of environmental regulations to cap or reduce GHGs will continue or survive legal challenges, as well as the impact on these rollback efforts by Democratic Party taking control of the U.S. House of Representatives in 2019, is uncertain as of the date of this prospectus. Company believes there is growing public support for the anti-GHG/environmental movement that may result in future changes in regulation, more anti-GHG rulings in courts and legal requirements for oil and gas production that may reduce the demand for oil and gas in the future, perhaps near future, as well as making oil and gas production more expensive and difficult in terms of regulation to conduct. The success of President Trump appointing conservative jurists to federal courts since 2017 presents another possible factor in future GHG regulation, which factor is not possible to ascertain in terms of impact on GHG regulation as of the date of this prospectus. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that prepared an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris Agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions. On June 1, 2017, President Donald Trump announced that the United States plans to withdraw from the Paris Agreement and to seek negotiations either to re-enter the Paris Agreement on different terms or to establish a new framework agreement. The Paris Agreement provides for a four-year exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Increasing concentrations of GHG in the Earth’s atmosphere may in all likelihood and based on current and widespread scientific opinion produce climate changes that have significant, perhaps catastrophic, physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such climatic events were to occur, they could have an adverse effect on our financial condition and results of operations and the financial condition and operations of our end user customers and oil and gas product consumers.  Climate changes may force radical, unexpected changes in regulation of GHG and energy industries like oil and gas.

RISK FACTORS RELATING TO OUR COMMON STOCK AND WARRANTS

Our common stock is quoted on the OTCQB, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB, which is a significantly more limited trading market than the New York Stock Exchange, or the NASDAQ Stock Market. The quotation of the Company’s shares on the OTCQB may result in a less liquid market available for existing and potential shareholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCQB, which may result in stock price volatility and inaccurate quote information.

When fewer shares of a security are being traded on the OTCQB, price volatility may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

If we are unable to adequately fund our operations, we may be forced to voluntarily file for deregistration of our common stock with the SEC.

Compliance with the periodic reporting requirements required by the SEC consumes a considerable amount of both internal, as well external, resources and represents a significant cost for us. If we are unable to continue to devote adequate funding and the resources needed to maintain such compliance, while continuing our operations, we could be forced to deregister with the SEC. After the deregistration process, our common stock would only be tradable on the “Pink Sheets” and could suffer a decrease in or absence of liquidity.

Because we became public by means of a “reverse merger”, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our Company in the future.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

Our common stock is thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, the Company’s common stock is quoted in the OTCQB and future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTCQB stocks and certain major brokerage firms restrict their brokers from recommending OTCQB stocks because they are considered speculative, volatile and thinly traded. The OTCQB market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for the Company’s common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors or the Company itself. In addition, the OTCQB is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

Our common stock is currently quoted on the OTCQB. Our common stock is subject to the requirements of Rule 15(g)-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on a national exchange that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

Because we do not intend to pay dividends, shareholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our preferred stock or common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of the Company’s common stock. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There can be no guarantee that our common stock will appreciate in value.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	introduction of new products by us or our competitors;

●	sales of our common stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and Company resources, which could harm our business and financial condition.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock.

We intend to continue to seek financing through the issuance of equity or convertible securities to fund our operations. In the future, we may also issue additional equity securities resulting in the dilution of the ownership interests of our present shareholders. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions or for other business purposes. The future issuance of any such additional shares of common stock will result in dilution to our shareholders and may create downward pressure on the trading price of our common stock.

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

Our stock could be subject to volatility.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

●	actual or anticipated fluctuations in our quarterly and annual results;

●	changes in market valuations of companies in our industry;

●	announcements by us or our competitors of new strategies, significant contracts, acquisitions, strategic relationships, joint ventures, capital commitments or other material developments that may affect our prospects;

●	shortfalls in our operating results from levels forecasted by management;

●	additions or departures of key personnel;

●	sales of our capital stock in the future;

●	liquidity or cash flow constraints; and

●	fluctuations in stock market prices and volume, which are particularly common for the securities of emerging technology companies, such as us.

Future changes in the fair value of outstanding warrants could result in income volatility.

Changes in the fair value of the warrant liabilities caused by stock price volatility or other factors impacting the fair value determined by the Black Scholes model will impact other income or expense.

Our board of directors has authorized the designation of preferred stock without shareholder approval that have voting rights that adversely affect the voting power of holders of the Company’s common stock and may have an adverse effect on its stock price.

We are authorized to issue “blank check” preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our Articles of Incorporation authorize us to issue up to 5,000 shares of “blank check: preferred stock. Any additional preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. It currently leases office space in Frisco, Texas. The current property lease is considered adequate for operations and this lease runs through April 2021. In addition, the Company’s subsidiary leases space in Kilgore, Texas for a term of 42 months through September 30, 2022.

Cherry et al OGML including shallow drilling rights was acquired by Shamrock from Hartoil Company on July 1, 2018.

O’Neal Family OGML and Weyerhaeuser OGML including shallow drilling rights were acquired by White River on July 1, 2019 from Livland, LLC and Hi-Tech Onshore Exploration, LLC respectively in exchange for a $125 drilling credit to be applied by Livland, LLC on subsequent drilling operations.

Taliaferro Family OGML including shallow drilling rights was acquired by White River on June 10, 2019 from Lagniappe Operating, LLC.

Kingrey Family OGML including both shallow and deep drilling rights was entered into by White River and the Kingrey Family on April 3, 2019.

Peabody Family OGML including both shallow and deep drilling rights was acquired by White River on June 18, 2019 from SR Acquisition I, LLC, a subsidiary of Sanchez Energy Corporation, for a 1% royalty retained interest in conjunction with White River executing a lease saving operation in June 2019.

Oil and Natural Gas Reserves

As of March 31, 2020, all of our proved oil and natural gas reserves were located in the United States, in the States of Texas, Mississippi and Louisiana. The Company did not have any proved oil and natural gas reserves prior to the acquisition of Banner Midstream on March 27, 2020, therefore there is no comparative information for March 31, 2019.

The following tables set forth summary information with respect to our proved reserves as of March 31, 2020. For additional information see Supplemental Information “Oil and Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Proved reserves as of March 31, 2020:

Reserve Category	Crude Oil (Mbbl)	Natural Gas (MMcf)	Total Proved (BOE)(1)
Proved Reserves
Developed	17	-	17
Developed Non-Producing	-	-	-
Undeveloped	-	-	-

Total Proved Reserves	17	-	17

Estimated Future Net Cash Flows(2)			$(128)
10% annual discount for estimated timing of cash flows			40

Standardized Measure of Discounted Future Net Cash Flows – (PV10)(3)			$(88)

(1)	BOE (barrels of oil equivalent) is calculated by a ratio of 6 MCF to 1 BBL of oil
(2)	Prices used for net cash flow are based on the 12 month average of the wti cushing price reference. an average benchmark of $55.77/bbl and average realized price of $45.91/bbl were analyzed with the realized price ultimately used in the cash flow analysis.
(3)	PV10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves discounted at 10%. pv-10 of our total year-end proved reserves is considered a non-us gaap financial measure as defined by the sec. we believe that presentation of the pv-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves. we further believe investors and creditors use our pv-10 as a basis for comparison of the relative size and value of our reserves to other companies.

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the reserve derived from the sale of such production, average sales price received and average production costs during the 4 day period after the Banner Midstream acquisition between March 28, 2020 and the fiscal year-end on March 31, 2020.

	Units of Measure	March 31, 2020
Production
Oil	Barrels	-
Natural Gas	Mcf	-
BOE		-

Sales
Oil	Barrels	$-
Natural Gas	Mcf	$-

Average Sales Price
Oil	Barrels	$-
Natural Gas	Mcf	$-

Production – Lease Operating Expenses		$-

Average Cost of Production per BOE		$-

Drilling and other exploratory activities:

During the year ended March 31, 2020, the Company acquired Banner Midstream and all activities and properties owned by them at the time of acquisition. Other than some minor drilling in that four-day period of time that the Company owned Banner Midstream, no material activities occurred.

Present activities:

The Company is assessing all of its properties post-acquisition of Banner Midstream as well as its recent acquisition disclosed regarding the energy assets acquired from SR Acquisition I, LLC as part of the ongoing bankruptcy reorganization of Sanchez Energy Corporation. Once this assessment is completed the Company anticipates the commencement of a drilling program in the Company’s fiscal second quarter of 2021.

Delivery commitments:

The Company is not currently committed to provide a fixed and determinable quantity of oil and gas in the near future under existing contracts or agreements.

Productive Wells

The following table sets forth the number of wells in our inventory, in which we maintained ownership interests as of March 31, 2020.

Well Category:	Oil	Gas

Active Producer	9	-
Inactive Producer	41	-
Shut-In	3	1
Plugged & Abandoned	1	-
Active Salt Water Disposal (SWD)	1	-
Inactive SWD	-	-

	55	1

The Company has performed due diligence in addition to the determination of estimated proved reserves which on one of their leases which has 9,615 acres of oil and gas mineral rights at both shallow and deep levels and identified average recoverable cumulative production of 3,540,000 barrels of oil. This due diligence is not included in any of the amounts provided as of and for the fiscal year ended March 31, 2020.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business.

We are presently involved in the following in Arkansas and Florida. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●	On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking monetary damages and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint have had a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2020 or any individual fiscal quarter. On October 22, 2018, the Court issued an order initially setting a trial date of June 1, 2020, which has been delayed due to COVID-19.

●	On December 12, 2018, a complaint was filed against the Company in the Twelfth Judicial Circuit in Sarasota County, Florida by certain investors who invested in the Company before it was public. The complaint alleges that the investment advisors who solicited the investors to invest into the Company made omissions and misrepresentations concerning the Company and the shares. The Company filed a motion to dismiss the complaint which is pending.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted OTC Markets’ OTCQB tier under the symbol “ZEST”.

The following table sets forth the high and low prices for our common stock for each quarterly period during the last two fiscal years. These prices have been retroactively adjusted for the reverse 1-for-250 stock split that occurred on March 18, 2016, in accordance with Staff Accounting Bulletin (“SAB”) Topic 4:C.

2020	HIGH	LOW
4th Quarter ended March 31, 2020	$1.00	$0.40

2019
3rd Quarter ended December 31, 2019	$1.40	$0.49
2nd Quarter ended September 30, 2019	$0.86	$0.47
1st Quarter ended June 30, 2019	$0.89	$0.47
4th Quarter ended March 31, 2019	$0.95	$0.64

2018
3rd Quarter ended December 31, 2018	$1.33	$0.64
2nd Quarter ended September 30, 2018	$2.54	$0.94
1st Quarter ended June 30, 2018	$2.02	$0.88
4th Quarter ended March 31, 2018	$2.45	$1.25

Holders

As of the date of this filing, we had approximately 250 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Philadelphia Stock Transfer, located at 2320 Haverford Road, Suite 230, Ardmore, Pennsylvania 19003.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended March 31, 2020 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

OVERVIEW

Ecoark Holdings is a diversified holding company incorporated in the state of Nevada on November 19, 2007. Ecoark Holdings has four wholly-owned subsidiaries: Ecoark, Inc. (“Ecoark”), a Delaware corporation which is the parent of Zest Labs, Inc. (“Zest Labs”), 440IoT Inc., a Nevada corporation (“440IoT”), Banner Midstream Corp., a Delaware corporation (“Banner Midstream”), and Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”).

Through its subsidiaries, the Company is engaged in three separate and distinct business segments: (i) technology; (ii) commodities; and (iii) financial.

●	Zest Labs offers the Zest Fresh solution, a breakthrough approach to quality management of fresh food, is specifically designed to help substantially reduce the $161 billion amount of food loss the U.S. experiences each year.

●	Banner Midstream is engaged in oil and gas exploration, production and drilling operations on over 10,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi. Banner Midstream also provides transportation and logistics services and procures and finances equipment to oilfield transportation service contractors.

●	Trend Holding’s primary asset is Trend Discovery Capital Management. Trend Discovery Capital Management provides services and collects fees from entities. Trend Holdings invests in a select number of early stage startups each year as part of the fund’s Venture Capital strategy.

●	440IoT is a cloud and mobile software developer based near Boston, Massachusetts and is a software development and information solutions provider for cloud, mobile, and IoT (Internet of Things) applications.

On May 31, 2019, the Company a Delaware corporation (“Trend Holdings”), pursuant to which the Trend Holdings merged with and into the Company (the “Merger”). The Merger was consummated on the May 31, 2019.

Pursuant to the Merger, the Company acquired Trend Holding’s primary asset, Trend Discovery Capital Management, LLC (“Trend Capital Management”).  Trend Capital Management provides services and collects fees from entities including Trend Discovery LP (“Trend LP”) and Trend Discovery SPV I (“Trend SPV”).  Trend Discovery and Trend SPV invest in securities.  Trend Capital Management does not invest in securities or have any role in the purchase of securities by Trend LP and Trend SPV.

In the near-term, Trend LP’s performance will be driven by its investment in Volans-i, a fully autonomous vertical takeoff and landing drone delivery platform (“Volans”). Trend LP currently owns approximately 1% of Volans and has participation rights to future financings to maintain its ownership at 1% indefinitely. More information can be found at flyvoly.com. Our principal executive offices are located at 5899 Preston Road #505, Frisco, Texas 75034, and our telephone number is (479) 259-2977. Our website address is http://ecoarkusa.com/. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in and are not considered part of this report.

On March 27, 2020, the Company and Banner Energy, Inc., a Nevada corporation (“Banner Parent”), entered into a Stock Purchase and Sale Agreement (the “Banner Purchase Agreement”) to acquire Banner Midstream Corp., a Delaware corporation (“Banner Midstream”). Pursuant to the acquisition, Banner Midstream became a wholly-owned subsidiary of the Company.

Banner Midstream has four operating subsidiaries: Pinnacle Frac Transport LLC (“Pinnacle Frac”), Capstone Equipment Leasing LLC (“Capstone”), White River Holdings Corp. (“White River”), and Shamrock Upstream Energy LLC (“Shamrock”). Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors. These two operating subsidiaries of Banner Midstream are revenue producing entities.

White River and Shamrock are engaged in oil and gas exploration, production, and drilling operations on over 10,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi.

Commitment on Secured Funding

The Company has secured a commitment for a $35 million long-term loan from an institutional lender to make additional investments in the energy sector. The supply-side shock from OPEC production increases coupled with the demand-side impact of the COVID-19 pandemic is continuing to drive oil prices to historic lows, resulting in unprecedented investment opportunities. This financing positions the Company to take advantage of these unique investment opportunities in the energy market. The loan commitment specifies a 20-year term and will carry a 6.25% interest rate. The agreement is pending final review and is not guaranteed to close.

Conversion of Credit Facility to Common Shares

The Company converted all principal and interest in the Trend SPV credit facility into shares of the Company’s common stock on March 31, 2020. The conversion of approximately $2,525 of principal and $290 of accrued interest resulted in the issuance of 3,855 shares of common stock at a value of $0.59 per share. This transaction resulted in a $541 gain upon conversion.

Increase in Authorized Common Shares

On March 31, 2020, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation to increase the authorized shares of common stock from 100 million to 200 million shares. The increase was approved by the Company’s shareholders at its annual meeting on February 27, 2020.

Critical Accounting Policies, Estimates and Assumptions

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings and its subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company applies the guidance of Topic 810 Consolidation of the ASC to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—are consolidated except when control does not rest with the parent. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, including goodwill, asset retirement obligations, estimates of discount rates in leases, liabilities to accrue, fair value of derivative liabilities associated with warrants, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards. Actual results could differ from those estimates.

The estimates of proved, probable and possible oil and gas reserves are used as significant inputs in determining the depletion of oil and gas properties and the impairment of proved and unproved oil and gas properties. There are numerous uncertainties inherent in the estimation of quantities of proven, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Actual results could differ from the estimates and assumptions utilized.

Cash

Cash consists of cash, demand deposits and money market funds with an original maturity of three months or less. The Company holds no cash equivalents as of March 31, 2020. The Company occasionally maintains cash balances in excess of the FDIC insured limit. The Company does not consider this risk to be material.

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

These intangible assets are being amortized over estimated flows over the estimated useful lives of ten years for the customer relationships and on a straight-line basis over five years for the non-compete agreements. These intangible assets will be amortized commencing April 1, 2020. Any expenditures on intangible assets through the Company’s filing of patent and trademark protection for Company-owned inventions are expensed as incurred.

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

Oil and Gas Properties

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs are capitalized. General and administrative costs related to production and general overhead are expensed as incurred.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in operations. Unproved properties and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the loss from operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting date, to perform a test to determine the limit on the book value of our oil and gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, the excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to SAB 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of March 31, 2020 and there was no indication of impairment on the oil and gas properties.

Oil and Gas Reserves

Reserve engineering is a subjective process that is dependent upon the quality of available data and interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary sometimes significantly. In addition, physical factors such as results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

Accounting for Asset Retirement Obligation

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. The Company determined its ARO by calculating the present value of the estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties.

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

Revenue under master service agreements is recorded upon the performance obligation being satisfied. Typically, the satisfaction of the performance obligation occurs upon the frac sand load being delivered to the customer site and this load being successfully invoiced and accepted by the Company’s factoring agent.

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

Cost of sales for Pinnacle Frac includes all direct expenses incurred to produce the revenue for the period. This includes, but is not limited to, direct employee labor, direct contract labor and fuel.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses, credit insurance and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized, however credit insurance is obtained for some customers. Past-due status is based on contractual terms.

For Pinnacle Frac, accounts receivable is comprised of unsecured amounts due from customers that have been conveyed to a factoring agent without recourse. Pinnacle Frac receives an advance from the factoring agent of 98% of the amount invoiced to the customer within one business day. The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 2% finance charge by the factoring agent, and realizes cash for the 98% net proceeds received.

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

The Company measured compensation expense for its non-employee share-based compensation under ASC 505-50 Equity-Based Payments to Non-Employees through March 31, 2019. The fair value of the options and shares issued is used to measure the transactions, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to expense, or to a prepaid expense if shares of common stock are issued in advance of services being rendered, and additional paid-in capital.

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

Leases

The Company followed ASC 840 Leases in accounting for leased properties through March 31, 2019. Effective April 1, 2019, the Company adopted ASC 842 Leases.

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

Recently Issued Accounting Standards

There were updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings and the March 27, 2020 acquisition of Banner Midstream now consist of three segments, Trend Holdings (Finance), Banner Midstream (Commodities) and Zest Labs (Technology).

RESULTS OF OPERATIONS

Fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019

As the Company acquired Trend Holdings and Banner Midstream during the year ended March 31, 2020 and sold Pioneer, Sable and Magnolia, the fiscal year ended March 31, 2020 and fiscal year ended March 31, 2019 periods are not comparable. Accordingly, many of the variances between operating revenues and operating expenditures are the result of these acquisitions and disposals.

Revenues

Revenues for the fiscal year ended March 31, 2020 were $581 as compared to $1,062 for the fiscal year ended March 31, 2019. Revenues were comprised of $175 and $0 in the financing segment; $173 and $1,062 in the technology segment; and $233 and $0 in the commodity segment for the fiscal years ended March 31, 2020 and 2019, respectively. Revenues of $1,000 for 2019 were from a project with Walmart related to freshness solutions. The acquisitions of Trend Discovery and Banner Midstream generated segment reporting in the year ended March 31, 2020.

Cost of Revenues and Gross Profit

Cost of revenues for the fiscal year ended March 31, 2020 was $259 as compared to $699 for the fiscal year ended March 31, 2019. Cost of Revenues were comprised of $0 and $0 in the financing segment; $165 and $699 in the technology segment; and $94 and $0 in the commodity segment for the fiscal years ended March 31, 2020 and 2019, respectively. Gross margins increased from 34% for the fiscal year ended March 31, 2019 to 55% for the fiscal year ended March 31, 2020 due to lower costs involved with executing the projects.

Operating Expenses

Operating expenses for the fiscal year ended March 31, 2020 were $10,129 as compared to $14,511 for the fiscal year ended March 31, 2019. Operating expenses were comprised of $729 and $0 in the financing segment; $9,330 and $14,511 in the technology segment; and $70 and $0 in the commodity segment for the fiscal years ended March 31, 2020 and 2019, respectively. The $4,382 decrease, or approximately 30%, was due principally to changes in operations for Zest Labs in their selling expenses as well as reductions in depreciation, amortization and impairment expenses as many of the intangible assets had been impaired in 2019.

Salaries and Salary Related Costs

Salaries and related costs for the fiscal year ended March 31, 2020 were $3,668, decreasing $1,180 from $4,848 for the fiscal year ended March 31, 2019. The decrease resulted primarily from a decrease in share-based compensation that did not require cash payments. A portion of that cost was derived from estimates of stock option expense calculated using a Black-Scholes model which can vary based on assumptions utilized and share-based compensation expense from awards of stock grants. Additional information on that equity expense can be found in the consolidated financial statements, which complies with critical accounting policies driven by ASC 718-10.

Professional Fees and Consulting

Professional fees and consulting expenses for the fiscal year ended March 31, 2020 of $2,333, increased $1,018, or 43%, from $1,315 incurred for the fiscal year ended March 31, 2019. The increase in professional fees was the result of increases in share-based compensation and consulting expenses due to the reliance of consultants rather than employees during the fiscal year ended March 31, 2020.

Share-based non-cash compensation of $1,692 in the fiscal year ended March 31, 2020 increased $1,287 from $405 recorded in the fiscal year ended March 31, 2019. Additional information on that equity expense can be found in the consolidated financial statements, which complies with critical accounting policies driven by ASC 505-50.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal year ended March 31, 2020 were $1,370 compared with $1,671 for the fiscal year ended March 31, 2019. Cost reduction initiatives were focused on salary related and professional fees costs. Spending in other areas included sales and business development efforts were not reduced.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expenses for the fiscal year ended March 31, 2020 were $286 compared to $3,357 for the fiscal year ended March 31, 2019. Depreciation, amortization and impairment expenses were comprised of $0 and $0 in the financing segment; $282 and $3,357 in the technology segment; and $4 and $0 in the commodity segment for the fiscal years ended March 31, 2020 and 2019, respectively. The $3,071 decrease resulted primarily from impairment of long-lived tangible and intangible assets related to Zest Labs following loss of the expected contract from Walmart offset by charges related to the acquisition of Banner Midstream. We anticipate large increases in the fiscal year ending March 31, 2021 in depreciation due to this acquisition as opposed to having only 4 days’ worth of expenses in the fiscal year ended March 31, 2020.

Research and Development

Research and development expense decreased 26% to $2,472 in the fiscal year ended March 31, 2020 compared with $3,320 in the fiscal year ended March 31, 2019. The $848 reduction in costs related primarily to the maturing of development of the Zest Labs freshness solutions.

Interest and Other Expense

Change in fair value of derivative liabilities for the fiscal year ended March 31, 2020 was a loss of ($369) as compared to income of $3,160 for the fiscal year ended March 31, 2019. The $3,529 decrease was a result of the volatility in the stock price in the fiscal year ended March 31, 2020 compared to the fiscal year ended March 31, 2019. In addition, there was a loss in 2020 from the extinguishment of the derivative liabilities that when converted to shares of common stock of $2,099.

Interest expense, net of interest income, for the fiscal year ended March 31, 2020 was $422 as compared to $417 for the fiscal year ended March 31, 2019. The increase was a result of interest incurred on a $10,000 credit facility established in December 2018 offset by the interest for 4 days in the debt assumed in the Banner acquisition. We anticipate for the fiscal year ending March 31, 2021 interest expense to be higher than the fiscal year ended March 31, 2020 as a result of this acquisition and the assumed debt.

Net Loss

Net loss for the year ended March 31, 2020 was $12,137 as compared to $13,650 for the fiscal year ended March 31, 2019. The $1,513 decrease in net loss was primarily due to the decrease in operating expenses described above offset the change in the fair value of derivative liabilities. As described in Note 13 to the consolidated financial statements, the Company has a net operating loss carryforward for income tax purposes totaling approximately $109,794 at March 31, 2020 that can be utilized to reduce future income taxes. A valuation allowance has been estimated such that no deferred tax assets have been recognized in the financial statements. The net loss was comprised of $554 and $0 in the financing segment; $11,637 and $13,650 in the technology segment; and net income of $52 and $0 in the commodity segment for the fiscal years ended March 31, 2020 and 2019, respectively.

Results of Discontinued Operations

Loss from discontinued operations for the fiscal year ended March 31, 2019 was $2,300, an improvement from the loss of $4,181 incurred in the fiscal year ended March 31, 2018. Revenues from discontinued operations were $9,883 up slightly from $9,541 for the fiscal year ended March 31, 2018. Sable increased revenues by 20% due to a 10% increase in shipments and achieving higher selling prices per pound. Pioneer had a 30% decrease in sales due to a 23% decrease in shipments and a lower price per unit. The discontinued operations as of March 31, 2020 relates to a segment of the Banner Midstream business, Pinnacle Vac which had nominal activity in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

To date we have financed our operations through sales of common stock and the issuance of debt. Significant capital raising during the year consisted of the following:

(a)	●	On August 21, 2019, the Company and two accredited investors entered into a Securities Purchase Agreement pursuant to which the Company sold and issued to the investors an aggregate of 2 shares of Series B Convertible Preferred Stock, par value $0.001 per share at a price of $1,000 per share. Each share of the Series B Convertible Preferred Stock has a par value of $0.001 per share and a stated value equal to $1,000 and is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value by the conversion price of $0.51, subject to certain limitations and adjustments (the “Conversion Price”).

●	On October 15, 2019, nearly all the Series B Preferred Stock shares were converted into 3,761 shares of Common Stock.

●	On January 26, 2020, the Company entered into letter agreements (the “Letter Agreements”) with accredited institutional investors (the “Investors”) holding the warrants issued with the Company’s Series B Convertible Preferred Stock on August 21, 2019 (the “Warrants”). Pursuant to the Letter Agreements, the Investors agreed to a cash exercise of the Warrants at a price of $0.51. The Company additionally, granted 5,882 warrants at $0.90. On January 27, 2020, the Company received approximately $2,000 in cash from the exercise of the August 2019 warrants and issued the January 2020 warrants to the investors, which have an exercise price of $0.90 and may be exercised within five years of issuance.

(b)	●	On October 28, 2019, the Company entered into an Exchange Agreement with investors (the “Investors”) that are the holders of warrants issued in the Company’s purchase agreements entered into on (i) March 17, 2017 (the “March Purchase Agreement” and such warrants, the “March Warrants”) and (ii) May 26, 2017 (the “May Purchase Agreement” and such warrants, the “May Warrants”. The March Warrants and the May Warrants (collectively, the “Existing Securities”) were amended to, among other amendments, reduce the exercise price of the Existing Securities to $0.51.

●	Subject to the terms and conditions set forth in the Exchange Agreement and in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), the Company issued 2,243 shares of the Company’s common stock to the Investors in exchange for the 2,875 of the Existing Securities. Upon the issuance of the 2,243 shares, the 2,875 Existing Securities were extinguished.

(c)	●	On November 11, 2019 (the “Effective Date”), the Company and two institutional accredited investors (each an “Investor” and, collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company sold and issued to the Investors an aggregate of 1,000 shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a price of $1,000 per share (the “Private Placement”).

●	Pursuant to the Securities Purchase Agreement, the Company issued to each Investor a warrant (a “Warrant”) to purchase a number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”), equal to the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock purchased by the Investor. Each Warrant has an exercise price equal to $0.73, subject to full ratchet price only anti-dilution provisions in accordance with the terms of the Warrants (the “Exercise Price”) and is exercisable for five years after the Effective Date. In addition, if the market price of the Common Stock for the five trading days prior to July 22, 2020 is less than $0.73, holder of the warrants shall be entitled to receive additional shares of common stock based on the number of shares of common stock that would have been issuable upon conversion of the Series C Convertible Preferred Stock had the initial conversion price been equal to the market price at such time (but not less than $0.25) less the number of shares of common stock issued or issuable upon exercise of the Series C Convertible Preferred Stock based on the $0.73 conversion price.

●	Each share of the Series C Preferred Stock has a par value of $0.001 per share and a stated value equal to $1,000 (the “Stated Value”) and is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value by the conversion price of $0.73, subject to certain limitations and adjustments (the “Conversion Price”).

In addition to these transactions, the Company in the period April 1, 2020 through June 25, 2020, entered into the following transactions:

(a)

On April 16, 2020, the Company received $386 in Payroll Protection Program funding related to Ecoark Holdings, and the Company also received on April 13, 2020, $1,482 in Payroll Protection Program funds for Pinnacle Frac LLC, a subsidiary of Banner Midstream.

(b)	On May 1, 2020, an institutional investor elected to convert its remaining shares of Series B Preferred shares into 161 common shares.

(c)	On April 1 and May 5, 2020, two institutional investors elected to convert their 1 Series C Preferred share into 1,379 common shares.

(d)	On May 10, 2020, the Company received approximately $6,294 from accredited institutional investors holding 1,379 warrants issued on November 13, 2019 with an exercise price of $0.73 and holding 5,882 warrants with an exercise price of $0.90. The Company agreed to issue to these investors an additional number of warrants as a condition of their agreement to exercise the November 2019 warrants.

At March 31, 2020 and 2019 we had cash (including restricted cash) of $406 and $244, respectively, and a working capital deficit of $16,689 and $5,045 as of March 31, 2020 and 2019, respectively. The increase in the working capital deficit is the result of the liabilities assumed in the Banner Midstream acquisition. The Company is dependent upon raising additional capital from future financing transactions and had raised approximately $6,294 in a warrant exercise in the first quarter of fiscal 2021. The revenue generating operations of Banner Midstream will continue to improve the liquidity of the Company moving forward. The COVID-19 pandemic has had minimal impact on our operations to date, but the effect of this pandemic on the capital markets may affect some of our operations. The Company was successful in the repayment of a large portion of the debt assumed in the Banner Midstream acquisition in the first fiscal quarter of 2021.

Net cash used in operating activities was $5,490 for the fiscal year ended March 31, 2020, as compared to net cash used in operating activities of $9,040 for the fiscal year ended March 31, 2019. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and depreciation, amortization and impairments. The decrease in operating cash burn was impacted favorably by collections of receivables and lower cash used by discontinued operations as a result of concerted efforts to improve those operations prior to sale.

Net cash used in investing activities was $775 for the fiscal year ended March 31, 2020, as compared to $536 net cash provided for the fiscal year ended March 31, 2019. Net cash provided by investing activities in 2019 related to proceeds from the sale of Sable assets and for the fiscal year ended March 31, 2020 related to the proceeds from the sale of Magnolia. Both the fiscal years ended March 31, 2020 and 2019 uses are related to purchases of property and equipment. In addition, the Company loaned $1,000 to Banner Midstream prior to the acquisition, which is now reflected as an intercompany advance and is eliminated in consolidation as of March 31, 2020.

Net cash provided by financing activities for the fiscal year ended March 31, 2020 was $6,427 that included $2,980 (net of fees) raised via issuance of preferred stock and warrants, $2,000 raised in the exchange of warrants, $1,137 provided through the credit facility, $403 raised from proceeds from notes payable from related parties offset by a $75 repayment, and $18 of repayments of long-term debt and amounts due prior owners. This compared with 2019 amounts of $5,018 provided by financing that included $4,221 (net of fees) raised via issuance of stock, $1,350 provided through the credit facility, offset by a $500 repayment of debt and purchases of treasury shares of $53.

Other commitments and contingencies are disclosed in Note 12 to the consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Board of Directors

Ecoark Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ecoark Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two-year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed the notes to the consolidated financial statements, the Company adopted ASU No. 2016-02, Leases (Topic 842), as amended, effective April 1, 2019.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

Larkspur, California

June 29, 2020

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31

	(Dollars in thousands, except per share data)
	2020	2019
ASSETS
CURRENT ASSETS
Cash ($85 and $35 pledged as collateral for credit as of March 31, 2020 and 2019, respectively)	$406	$244
Accounts receivable, net of allowance of $500 and $573 as of March 31, 2020 and 2019, respectively	172	520
Prepaid expenses and other current assets	676	900
Current assets held for sale – (Note 2)	-	23
Total current assets	1,254	1,687
NON-CURRENT ASSETS
Property and equipment, net	3,965	824
Intangible assets, net	2,350	-
Goodwill	10,225	-
Right of use assets	731	-
Oil and gas properties, full cost method	6,135	-
Non-current assets held for sale – (Note 2)	249	-
Other assets	7	27
Total non-current assets	23,662	851
TOTAL ASSETS	$24,916	$2,538

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$751	$1,416
Accrued liabilities	3,036	828
Due to prior owners	2,358	-
Current portion of long-term debt	6,401	1,350
Notes payable – related parties	2,172	-
Derivative liabilities	2,775	3,104
Current portion of lease liability	222	-
Current liabilities of discontinued operations	228	-
Current liabilities held for sale – (Note 2)	-	34
Total current liabilities	17,943	6,732
NON-CURRENT LIABILITIES
Lease liability, net of current portion	510
Long-term debt, net of current portion	421	-
Asset retirement obligation	295	-
COMMITMENTS AND CONTINGENCIES
Total liabilities	19,169	6,732

STOCKHOLDERS’ EQUITY (DEFICIT) (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; 1 and 0 (Series C) issued and outstanding as of March 31, 2020 and 2019, respectively	-	-
Common stock, $0.001 par value; 200,000 and 100,000 shares authorized, 85,876 shares issued and 85,291 shares outstanding as of March 31, 2020 and 52,571 shares issued and 51,986 outstanding as of March 31, 2019	86	53
Additional paid-in-capital	135,355	113,310
Accumulated deficit	(128,023)	(115,886)
Treasury stock, at cost	(1,671)	(1,671)
Total stockholders’ equity (deficit)	5,747	(4,194)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,916	$2,538

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31

	(Dollars in thousands, except per share data)
	2020	2019

CONTINUING OPERATIONS:
REVENUES (Note 4)	$581	$1,062

COST OF REVENUES	259	699

GROSS PROFIT	322	363
OPERATING EXPENSES:
Salaries and salary related costs, including non-cash share-based compensation of $2,124 and $2,722 for 2020 and 2019, respectively (Note 11)	3,668	4,848
Professional fees and consulting, including non-cash share-based compensation of $1,692 and $405 for 2020 and 2019, respectively (Note 11)	2,333	1,315
Other selling, general and administrative	1,370	1,671
Depreciation, amortization, and impairment	286	3,357
Research and development	2,472	3,320
Total operating expenses	10,129	14,511
Loss from continuing operations before other expenses	(9,807)	(14,148)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	(369)	3,160
Loss on exchange of warrants for common stock	(2,099)	-
Gain on conversion of credit facility	541	-
Gain on sale of equipment	17	-
Interest expense, net of interest income	(422)	(417)
Total other income	(2,332)	2,743
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(12,139)	(11,405)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(- )	(2,300)
Gain on disposal of discontinued operations	2	57
Total discontinued operations	2	(2,243)
PROVISION FOR INCOME TAXES	-	(2)
NET LOSS	$(12,137)	$(13,650)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.18)	$(0.23)
Discontinued operations	$(0.00)	$(0.04)
Total	$(0.18)	$(0.27)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	64,054	51,010

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

MARCH 31, 2020 AND 2019

(Dollar amounts and number of shares in thousands)

	Preferred		Common		Additional Paid-In-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balances at March 31, 2018	-	$-	49,468	$49	$108,585	$(102,236)	$(1,618)	$4,780

Shares issued for cash in private placement, net of expenses	-	-	2,969	3	1,648	-	-	1,651

Share-based compensation – options – Board of Directors	-	-	-	-	400	-	-	400

Share-based compensation – stock – services rendered	-	-	-	-	(14)	-	-	(14)

Share-based compensation – stock, options – employees	-	-	134	1	2,691	-	-	2,692

Purchase shares from employees in lieu of taxes	-	-	-	-	-	-	(53)	(53)

Net loss for the period	-	-	-	-	-	(13,650)	-	(13,650)

Balances at March 31, 2019	-	-	52,571	53	113,310	(115,886)	(1,671)	(4,194)

Shares issued in acquisition of Trend Holdings	-	-	5,500	5	3,232	-	-	3,237

Shares issued in the exercise of warrants, net of adjustments to derivative liabilities	-	-	6,520	6	5,473	-	-	5,479

Shares issued in exercise of warrants for cash	-	-	3,922	4	1,996	-	-	2,000

Shares issued for services rendered	-	-	802	1	716	-	-	717

Shares issued in conversion of debt and accrued interest	-	-	3,855	4	2,271	-	-	2,275

Shares issued in acquisition of Banner Midstream	-	-	8,945	9	4,857	-	-	4,866

Shares issued for cash (Series B), net of expenses and adjustments to derivative liabilities	2	-	--	-	405	-	-	405

Shares issued for cash (Series C), net of expenses and adjustments to derivative liabilities	1	-	-	-	-	-	-	-

Conversion of preferred shares (Series B) to common shares	(2)	-	3,761	4	(4)	-	-	-

Stock based compensation	-	-	-	-	3,099	-	-	3,099

Net loss for the period	-	-		-	-	(12,137)	-	(12,137)

Balances at March 31, 2020	1	$-	85,876	$86	$135,355	$(128,023)	$(1,671)	$5,747

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED MARCH 31

	(Dollars in thousands)
	2020	2019

Cash flows from operating activities:
Net loss	$(12,137)	$(13,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	286	3,357
Gain on sale of assets	(17)	-
Bad debt expense	-	486
Interest expense on warrant derivative liabilities	107	-
Share-based compensation - services rendered	717	400
Share-based compensation - employees	3,099	2,673
Change in fair value of derivative liabilities	369	(3,160)
Gain on exchange of warrants	2,099	-
Gain on conversion of debt	(541)	-
Commitment fee on credit facility	38	-
Adjusted loss from discontinued operations	-	1,848
Gain on sale of discontinued operations	-	(57)
Loss on retirement of assets	-	5
Changes in assets and liabilities:
Accounts receivable	475	1,611
Prepaid expenses and other current assets	537	(36)
Other assets	21	(26)
Accounts payable	(838)	(934)
Accrued liabilities	329	291
Deferred revenue	(23)	-
Net cash used in operating activities of continuing operations	(5,479)	(7,192)
Net cash used in discontinued operations	(11)	(1,848)
Net cash used in operating activities	(5,490)	(9,040)

Cash flows from investing activities:
Proceeds from sale of discontinued operations	-	825
Purchases of property and equipment	-	(289)
Proceeds from sale of fixed assets	17	-
Cash acquired in acquisition of Trend Discovery	3	-
Cash acquired in acquisition of Banner Midstream	205	-
Investment in Banner Midstream (pre-acquisition)	(1,000)	-
Net cash provided by (used in) investing activities	(775)	536

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of fees	-	4,221
Proceeds from issuance of preferred stock and warrants, net of fees	2,980	-
Proceeds from the exercise of warrants into common stock	2,000	-
Proceeds from credit facility	1,137	1,350
Purchase of treasury shares from employees	-	(53)
Proceeds from notes payable – related parties	403	-
Repayments of amounts due to prior owners	(4)	-
Repayments of notes payable - related parties	(75)	-
Repayments of debt	(14)	(500)
Net cash provided by financing activities	6,427	5,018
NET INCREASE (DECREASE) IN CASH	162	(3,486)
Cash and restricted cash - beginning of period	244	3,730
Cash and restricted cash - end of period	$406	$244

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$295	$382
Cash paid for income taxes	$-	$2

SUMMARY OF NONCASH ACTIVITIES:
Assets and liabilities acquired via acquisition of companies:
Acquisition of Trend Discovery:
Other receivables	$10	$-
Goodwill	$3,222	$-
Other assets	$1	$-
Acquisition of Banner Midstream:
Accounts receivable	$110	$-
Oil and gas receivables	$7	$-
Prepaid expenses	$578	$-
Property and equipment	$3,426	$-
Right of use assets	$731	$-
Oil and gas properties	$6,135	$-
Customer relationships	$2,100	$-
Non-compete agreements	$250	$-
Goodwill	$7,003	$-
Assets of discontinued operations	$249	$-
Accounts payable	$268	$-
Accrued expenses	$1,721	$-
Due to prior owners	$2,362	$-
Accrued interest	$640	$-
Other current liabilities	$1	$-
Lease liability	$732	$-
Liabilities of discontinued operations	$228	$-
Asset retirement obligation	$295	$-
Notes payable – related parties	$1,844	$-
Long-term debt	$6,836	$-

Conversion of long-term debt and accrued interest for common stock	$2,275	$-
Shares issued for warrant exercise and derivative liability	$5,479	$-
Conversion of preferred stock into common stock	$4	$-
Issuance of shares for prepaid services	$247	$-

The accompanying notes are an integral part of these consolidated financial statements

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings is a diversified holding company, incorporated in the state of Nevada on November 19, 2007. Ecoark Holdings has four wholly owned subsidiaries: Ecoark, Inc. (“Ecoark”), a Delaware corporation which is the parent of Zest Labs, Inc. (“Zest Labs”), 440IoT Inc., a Nevada corporation (“440IoT”), Banner Midstream Corp., a Delaware corporation (“Banner Midstream” and Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”). Zest Labs, offers the Zest Fresh solution, a breakthrough approach to quality management of fresh food, specifically designed to help substantially reduce the $161 billion amount of food loss the U.S. experiences each year. Banner Midstream is engaged in oil and gas exploration, production and drilling operations on over 10,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi. Banner Midstream also provides transportation and logistics services and procures and finances equipment to oilfield transportation service contractors. Trend Holdings invests in a select number of early stage startups each year as part of the fund’s Venture Capital strategy.

Trend Capital Management provides services and collects fees from entities including Trend Discovery LP and Trend Discovery SPV I.  Trend Discovery LP and Trend Discovery SPV I invest in securities.  Neither Trend Holdings nor Trend Capital Management invest in securities or have any role in the purchase of securities by Trend Discovery LP and Trend Discovery SPV I.  In the near-term, Trend Discovery LP’s performance will be driven by its investment in Volans-i, a fully autonomous vertical takeoff and landing (“VTOL”) drone delivery platform.  Trend Discovery LP currently owns approximately 1% of Volans-i and has participation rights to future financings to maintain its ownership at 1% indefinitely. More information can be found at flyvoly.com.

440IoT Inc. was incorporated in 2019 and is located near Boston, Massachusetts and is a software development and information solutions provider for cloud, mobile, and IoT (Internet of Things) applications.

On March 27, 2020, the Company and Banner Energy Services Corp., a Nevada corporation (“Banner Parent”), entered into a Stock Purchase and Sale Agreement (the “Banner Purchase Agreement”) to acquire Banner Midstream Corp., a Delaware corporation (“Banner Midstream”). Pursuant to the acquisition, Banner Midstream became a wholly-owned subsidiary of the Company and Banner Parent received shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Banner Midstream.

Banner Midstream has four operating subsidiaries: Pinnacle Frac Transport LLC (“Pinnacle Frac”), Capstone Equipment Leasing LLC (“Capstone”), White River Holdings Corp. (“White River”), and Shamrock Upstream Energy LLC (“Shamrock”). Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors. These two operating subsidiaries of Banner Midstream are revenue producing entities White River and Shamrock are engaged in oil and gas exploration, production, and drilling operations on over 10,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi.

Principles of Consolidation

The consolidated financial statements include the accounts of Ecoark Holdings and its subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. Ecoark Holdings is a holding company that holds 100% of Ecoark and Magnolia Solar. Ecoark holds 100% of Eco360, Pioneer Products (which owned 100% of Sable), Zest Labs.

In May 2018 the Ecoark Holdings Board approved a plan to sell key assets of Pioneer (including the assets of Sable) and Magnolia Solar. Both of these subsidiaries were sold in May 2019.

On May 31, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”) for the Company to acquire 100% of Trend Holdings pursuant to a merger of Trend Holdings with and into the Company (the “Merger”). The Merger was completed, and Trend Holdings is now included in the consolidated financial statements.

On March 27, 2020, the Company and Banner Energy Services Corp, a Nevada corporation (“Banner Parent”), entered into a Stock Purchase and Sale Agreement (the “Banner Purchase Agreement”) to acquire Banner Midstream Corp., a Delaware corporation (“Banner Midstream”). Pursuant to the acquisition, Banner Midstream became a wholly-owned subsidiary of the Company and Banner Parent received shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Banner Midstream.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

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

Reclassification

The Company has reclassified certain amounts in the fiscal 2019 consolidated financial statements to comply with the 2020 presentation. These principally relate to classification of certain revenues, cost of revenues and related segment data, as well as certain research and development expenses. Reclassifications relating to the discontinued operations of Pioneer, Sable and Magnolia are described further in Note 2 for 2019 and Pinnacle Vac for 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, including goodwill, asset retirement obligations, estimates of discount rates in lease, liabilities to accrue, fair value of derivative liabilities associated with warrants, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards. Actual results could differ from those estimates.

The estimates of proved, probable and possible oil and gas reserves are used as significant inputs in determining the depletion of oil and gas properties and the impairment of proved and unproved oil and gas properties. There are numerous uncertainties inherent in the estimation of quantities of proven, probable and possible reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Actual results could differ from the estimates and assumptions utilized.

Cash

Cash consists of cash, demand deposits and money market funds with an original maturity of three months or less. The Company holds no cash equivalents as of March 31, 2020 and 2019, respectively. The Company maintains cash balances in excess of the FDIC insured limit. The Company does not consider this risk to be material.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

ASC 360-10 addresses criteria to be considered for long-lived assets expected to be disposed of by sale. Six criteria are listed in ASC 360-10-45-9 that must be met in order for assets to be classified as held for sale. Once the criteria are met, long-lived assets classified as held for sale are to be measured at the lower of carrying amount or fair value less costs to sell. The Company did consider it necessary to record impairment charges for equipment acquired as part of the Sable acquisition. As of March 31, 2019, the property and equipment of Sable and Magnolia Solar have been reclassified as assets held for sale as more fully described in Note 2.

These intangible assets are being amortized over estimated flows over the estimated useful lives of ten years for the customer relationships and on a straight-line basis over five years for the non-compete agreements. These intangible assets will be amortized commencing April 1, 2020. Any expenditures on intangible assets through the Company’s filing of patent and trademark protection for Company-owned inventions are expensed as incurred.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company tested the carrying value of its long-lived assets for recoverability during the year ended March 31, 2020, and there was no impairment recorded during this period.

Oil and Gas Properties

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under the full cost method of accounting, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs are capitalized. General and administrative costs related to production and general overhead are expensed as incurred.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production method using estimates of proved reserves. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in operations. Unproved properties and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the loss from operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

There was no depreciation, depletion and amortization expense for the Company’s oil and gas properties for the years ended March 31, 2020 and 2019, respectively.

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting date, to perform a test to determine the limit on the book value of our oil and gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, the excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to SAB 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of March 31, 2020 and there was no indication of impairment on the oil and gas properties.

Oil and Gas Reserves

Reserve engineering is a subjective process that is dependent upon the quality of available data and interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary sometimes significantly. In addition, physical factors such as results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using recent prices of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices.

Accounting for Asset Retirement Obligation

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. The Company determined its ARO by calculating the present value of the estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software as a service (“SaaS”) contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty-day payment terms from when the Company satisfies the performance obligation in the contract. In fiscal 2020 and 2019, the Company did not have significant revenue from software license agreements.

Revenue under master service agreements is recorded upon the performance obligation being satisfied. Typically, the satisfaction of the performance obligation occurs upon the frac sand load being delivered to the customer site and this load being successfully invoiced and accepted by the Company’s factoring agent.

The Company accounts for contract costs in accordance with ASC Topic 340-40, Contracts with Customers. The Company recognizes the cost of sales of a contract as expense when incurred or at the time a performance obligation is satisfied. The Company recognizes an asset from the costs to fulfil a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future and the costs are expected to be recovered. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained.

Cost of sales for Pinnacle Frac includes all direct expenses incurred to produce the revenue for the period. This includes, but is not limited to, direct employee labor, direct contract labor and fuel.

Accounts Receivable and Concentration of Credit Risk

The Company considers accounts receivable, net of allowance for doubtful accounts, to be fully collectible. The allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses, credit insurance and economic conditions. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized, however credit insurance is obtained for some customers. Past-due status is based on contractual terms.

For Pinnacle Frac, accounts receivable is comprised of unsecured amounts due from customers that have been conveyed to a factoring agent without recourse. Pinnacle Frac receives an advance from the factoring agent of 98% of the amount invoiced to the customer within one business day. The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 2% finance charge by the factoring agent, and realizes cash for the 98% net proceeds received.

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

MARCH 31, 2020

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

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its Chief Operating Decision Makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings and the March 27, 2020 acquisition of Banner Midstream now consist of three segments, Trend Holdings (Finance), Banner Midstream (Commodities) and Zest Labs (Technology).

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

MARCH 31, 2020

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

Recently Issued Accounting Standards

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Liquidity

For the year ended March 31, 2019, the Company disclosed that there was substantial doubt about the Company’s ability to continue as a going concern to carry out its business plan. For the years ended March 31, 2020 and 2019, the Company had a net loss of $12,137 and $13,650, respectively, and has an accumulated deficit as of March 31, 2020 of $128,023. As of March 31, 2020, the Company has $406 in cash and cash equivalents

The Company alleviated the substantial doubt regarding this uncertainty as of March 31, 2020 as a result of the Company’s acquisition of Banner Midstream on March 27, 2020 which bring revenue generating subsidiaries with reserves of oil properties over $6 million and existing customer relationships over $2 million, coupled with the raising of over $6 million in the exercise of warrants and the entering into a secured funding of $35 million for accretive cash flow producing oil assets for its new business venture with Banner Midstream

If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. If the Company is unable to obtain additional financing, it may be required to significantly scale back its business and operations.  The Company’s ability to raise additional capital will also be impacted by the recent outbreak of COVID-19.

Based on this acquisition, company-wide consolidation, and management’s plans, the Company believes that the current cash on hand and anticipated cash from operations is sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements.

Impact of COVID-19

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company may take temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring all employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

NOTE 2: DISCONTINUED OPERATIONS

As a result of receiving letters of intent for the sale of key assets of Sable, Pioneer and Magnolia Solar, and the approval by the Company’s Board in May 2018 to sell the assets, those assets were included in assets held for sale and their operations included in discontinued operations. All discontinued operations have been sold or ceased operations by May 31, 2019, so there are no remaining assets or liabilities of the discontinued operations.

Carrying amounts of major classes of assets and liabilities classified as held for sale and included as part of discontinued operations in the consolidated balance sheet as of March 31, 2019 consisted of the following:

2019
Other current assets	$23
Current assets – held for sale	$23

Accounts payable	$23
Accrued liabilities	11
Current liabilities – held for sale	$34

Major line items constituting income (loss) from discontinued operations in the consolidated statements of operations for the year ended March 31, 2019 related to Sable, Pioneer and Magnolia consisted of the following:

2019
Revenue	$9,883
Cost of revenue	10,515
Gross (loss)	(632)
Operating expenses	1,668
Loss from discontinued operations	$(2,300)
Non-cash expenses	$452

Non-cash expenses above consist principally of depreciation, amortization and impairment costs. Capital expenditures of discontinued operations were principally at Sable and amounted to $268 for fiscal 2019.

Gain on the sale of Sable assets of $57 in March 2019 was recognized in discontinued operations.

Pursuant to ASC 205-20, Presentation of Financial Statements – Discontinued Operations, ASC-20-45-1B, paragraph 360-10-45-15, Pinnacle Vac will be disposed of other than by sale via an abandonment and termination of operations with no intent to classify the entity or assets as Available for Sale. Pursuant to ASC 205-20-45-3A, the results of operations of Pinnacle Vac from inception to discontinuation of operations will be reclassified to a separate component of income, below Net Income/(Loss), as a Loss on Discontinued Operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

All of the equipment assets of Pinnacle Vac and the related loan liabilities will be subsequently transitioned into Capstone to continue servicing the debt. The remaining current assets of Pinnacle Vac will be used to settle any outstanding current liabilities of Pinnacle Vac. A loss contingency will be recorded if any of the outstanding liabilities or obligations of Pinnacle Vac resulting from this abandonment are reasonably estimable and likely to be incurred.

Banner Midstream made the decision to discontinue the operations of its wholly owned subsidiary, Pinnacle Vac Service LLC (“Pinnacle Vac”), effective October 31, 2018 due to the inability of Pinnacle Vac’s management to develop a sustainable, profitable business model. The managerial staff of Pinnacle Vac was terminated on November 15, 2018 and Pinnacle Vac’s rental facility at Sligo Rd was vacated on November 15, 2018.

Carrying amounts of major classes of assets and liabilities included as part of discontinued operations in the consolidated balance sheet as of March 31, 2020 for Pinnacle Vac consisted of the following:

Property and equipment, net	$249
Non-current assets	$249

Accounts payable	$228
Current liabilities	$228

There was no income (loss) from discontinued operations for the period March 28, 2020 through March 31, 2020.

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

The following table disaggregates the Company’s revenue by major source for the years ended March 31:

	2020	2019
Revenue:
Walmart	$-	$1,000
Software as a Service (“SaaS”)	28	62
Professional Services	145	-
Financial Services	175	-
Oil and Gas Services	225	-
Equipment rental	4	-
Fuel rebate	4	-
	$581	$1,062

Revenues in the year ended March 31, 2019 were principally from a project with Walmart. After paying invoices for $1,000 through June, Walmart has not paid the final $500. As a result, the Company had established an allowance for doubtful accounts of $500 and subsequently wrote off the allowance against the receivable when it was determined that this receivable would not be collected despite the performance obligation satisfied. Zest SaaS revenues in the years ended March 31, 2020 and 2019 were from retailers and produce growers. There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Subsequent to the acquisitions of Trend Discovery and Banner Midstream, the Company in 2020 recorded revenues for financial services and oil and gas services and production. For both of these entities, revenues are billed upon the completion of the performance obligations.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

NOTE 4: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31:

	2020	2019
Zest Labs freshness hardware	$2,493	$2,493
Computers and software costs	222	222
Leasehold improvements – Pinnacle Frac	18	-
Machinery and equipment - Technology	200	200
Machinery and equipment – Commodity	3,405	-
Total property and equipment	6,338	2,915
Accumulated depreciation and impairment	(2,373)	(2,091)
Property and equipment, net	$3,965	$824

As of March 31, 2020 and 2019, the Company performed an evaluation of the recoverability of these long-lived assets. The analysis resulted in an impairment of $1,139 which was recorded as of March 31, 2019 related to these assets.

The Company acquired $3,423 in property and equipment on March 27, 2020 in the acquisition of Banner Midstream.

Depreciation expense for the years ended March 31, 2020 and 2019 was $286 and $672, respectively.

NOTE 5: INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of March 31:

	2020	2019
Patents	$1,013	$1,013
Customer relationships	2,100	-
Non-compete agreements	250	-
Outsourced vendor relationships	340	340
Non-compete agreements	1,017	1,017
Total intangible assets	4,720	2,370
Accumulated amortization and impairment	(2,370)	(2,370)
Intangible assets, net	$2,350	$-

All intangible assets prior to the acquisition of Banner Midstream were fully impaired as of March 31, 2019. Those intangible assets related to the outsourced vendor relationships and non-compete agreements were recorded as part of the acquisition of 440labs. Goodwill of $3,222 was recorded in the Trend Holdings acquisition, and $7,003 was recorded in the Banner Midstream acquisition as fully described in Note 15.

In the acquisition of Banner Midstream, the Company acquired the customer relationships and non-compete agreements valued at $2,350. There was no amortization in the 4 days March 28, 2020 through March 31, 2020.

As of March 31, 2020, the Company evaluated the recoverability of the remaining intangible assets of the Company and determined that no additional impairment was necessary.

Amortization expense for the years ended March 31, 2020 and 2019 was $0 and $553, respectively.

In addition to the statutory based intangible assets noted above, the Company incurred $10,225 in the purchase of Trend and Banner Midstream as follows:

Acquisition – Trend Discovery	$3,222
Acquisition – Banner Midstream	7,003
Goodwill – March 31, 2020	$10,225

The Company assessed the criteria for impairment, and there were no indicators of impairment present as of March 31, 2020, and therefore no impairment is necessary.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

NOTE 6: OTHER LIABILITIES

Accrued liabilities consisted of the following as of March 31:

	2020	2019
Professional fees and consulting costs	$106	$150
Vacation and paid time off	126	345
Legal fees	503	108
Compensation	865	50
Interest	673	11
Insurance	548	-
Other	215	174
Total	$3,036	$828

On March 27, 2020, the Company assumed $2,362 in the acquisition of Banner Midstream, and in addition, assumed $2,362 in amounts that are due to prior owners of Banner Midstream and their subsidiaries. These amounts are non-interest bearing and due on demand. As of March 31, 2020, $2,358 of the amounts due to prior owners is currently due. $900 of the amounts due to prior owners was repaid ($75) and converted ($825) into shares of common stock in May 2020.

NOTE 7: WARRANT DERIVATIVE LIABILITIES

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

On July 12, 2019, the March and August 2018 warrants were exchanged for 4,277 shares of Company common stock, and all of those warrants were extinguished. The fair value of the shares issued was $3,293, and the fair value of the warrants was $2,455 resulting in a loss of $840 that was recognized on the exchange.

As described further in Note 11 below, on August 22, 2019 the Company issued warrants that can be exercised in exchange for 3,922 shares of Company common stock to investors that invested in shares of Company preferred stock. The fair value of those warrants was estimated to be $1,576 at inception and on January 26, 2020, the Company entered into letter agreements with accredited institutional investors holding the warrants issued with the Company’s Series B Convertible Preferred Stock on August 21, 2019. Pursuant to the agreements, the investors agreed to a cash exercise of 3,921 of the warrants at a price of $0.51. The Company additionally, granted 5,882 warrants at $0.90.  On January 27, 2020, the Company received approximately $2,000 in cash from the exercise of the August 2019 warrants and issued the January 2020 warrants to the investors, which have an exercise price of $0.90 and may be exercised within five years of issuance. This transaction resulted in a loss on extinguishment of $1,038.

On November 11, 2019, the Company issued warrants that can be exercised to purchase a number of shares of common stock of the Company equal to the number of shares of common stock issuable upon conversion of the Series C Preferred Stock purchased by the investors. The fair value of those warrants was estimated to be $1,107 at inception and $543 as of March 31, 2020. The Company recognized $107 of interest expense related to the fair value of the warrants at inception that exceeded the proceeds received for the preferred stock on November 11, 2019.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in March 31, 2020 and March 31, 2019 and at inception:

	Year Ended	Year Ended
	March 31, 2020	March 31, 2019	Inception

Expected term	4.67- 4.83 years	3.00 - 4.42 years	5.00 years
Expected volatility	95%	96%	91% - 107%
Expected dividend yield	-	-	-
Risk-free interest rate	0.70%	2.23%	1.50% - 2.77%

The Company’s derivative liabilities associated with the warrants are as follows:

	March 31, 2020	March 31, 2019	Inception
Fair value of 1,000 March 17, 2017 warrants	$-	$256	$4,609
Fair value of 1,850 May 22, 2017 warrants	-	505	7,772
Fair value of 2,565 March 16, 2018 warrants	-	1,040	3,023
Fair value of 2,969 August 14, 2018 warrants	-	1,303	2,892
Fair value of 3,922 August 22, 2019 warrants	-	-	1,576
Fair value of 1,379 November 11, 2019 warrants	543	-	1,107
Fair value of 5,882 January 27, 2020 warrants	2,232	-	3,701
	$2,775	$3,104

During the years ended March 31, 2020 and 2019 the Company recognized changes in the fair value of the derivative liabilities of $(369) and $3,160, respectively. As described in Note 11 below, the March and May 2017 warrants, March and August 2018 warrants and the August 2019 warrants were exchanged and thus were no longer outstanding as of March 31, 2020. The November 2019 and January 2020 warrants were exercised in May 2020.

Activity related to the warrant derivative liabilities for the year ended March 31, 2020 is as follows:

Beginning balance as of March 31, 2019	$3,104
Issuances of warrants – derivative liabilities	6,384
Warrants exchanged for common stock	(6,344)
Change in fair value of warrant derivative liabilities	(369)
Ending balance as of March 31, 2020	$2,775

NOTE 8: OIL AND GAS PROPERTIES

The Company’s holdings in oil and gas mineral lease (“OGML”) properties as of March 31 are as follows:

	2020	2019
Property acquired from Shamrock	$1,970	$-
Properties acquired from White River	4,165	-
Total OGML Properties	$6,135	$-

Cherry et al OGML including shallow drilling rights was acquired by Shamrock from Hartoil Company on July 1, 2018.

O’Neal Family OGML and Weyerhaeuser OGML including shallow drilling rights were acquired by White River on July 1, 2019 from Livland, LLC and Hi-Tech Onshore Exploration, LLC respectively in exchange for a $125 drilling credit to be applied by Livland, LLC on subsequent drilling operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

Taliaferro Family OGML including shallow drilling rights was acquired by White River on June 10, 2019 from Lagniappe Operating, LLC.

Kingrey Family OGML including both shallow and deep drilling rights was entered into by White River and the Kingrey Family on April 3, 2019.

Peabody Family OGML including both shallow and deep drilling rights was acquired by White River on June 18, 2019 from SR Acquisition I, LLC, a subsidiary of Sanchez Energy Corporation, for a 1% royalty retained interest in conjunction with White River executing a lease saving operation in June 2019.

Banner Midstream acquired the Cherry et al OGML via the Shamrock acquisition and the remaining OGML’s via the White River acquisition. The Company then acquired all of the OGML properties as part of the acquisition of Banner Midstream on March 27, 2020.

The following table summarizes the Company’s oil and gas activities by classification for the year ended March 31, 2020:

Activity Category	March 31, 2019	Adjustments (1)	March 31, 2020
Proved Developed Producing Oil and Gas Properties
Cost	$-	$167	$167
Accumulated depreciation, depletion and amortization	-	-	-

Total	$-	$167	$167

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$-	$5,968	$5,968
Accumulated depreciation, depletion and amortization	-	-	-

Total	$-	$5,968	$5,968

Grand Total	$-	$6,135	$6,135

(1)	Pursuant to the preliminary asset allocation in Banner Midstream acquisition (See Note 15)

NOTE 9: LONG-TERM DEBT

Long-term debt consisted of the following as of March 31:

	2020	2019
Secured convertible promissory note – Ecoark Holdings (a)	$-	$-
Credit facility – Trend Discovery SPV 1, LLC (b)	-	1,350
Senior secured bridge loan – Banner Midstream (c)	2,222	-
Note payable – LAH 1 (d)	110	-
Note payable – LAH 2 (e)	77	-
Note payable – Banner Midstream 1 (f)	303	-
Note payable – Banner Midstream 2 (g)	397	-
Note payable – Banner Midstream 3 (h)	500	-
Merchant Cash Advance (MCA) loan – Banner Midstream 1 (i)	361	-
MCA loan – Banner Midstream 2 (j)	175	-
MCA loan – Banner Midstream 3 (k)	28	-
Note payable – Banner Midstream – Alliance Bank (l)	1,239	-
Commercial loan – Pinnacle Frac – Firstar Bank (m)	952	-
Auto loan 1 – Pinnacle Vac – Firstar Bank (n)	40	-
Auto loan 2 – Pinnacle Frac – Firstar Bank (o)	52	-
Auto loan 3 – Pinnacle Vac – Ally Bank (p)	42	-
Auto loan 4 – Pinnacle Vac – Ally Bank (q)	47	-
Auto loan 5 – Pinnacle Vac – Ally Bank (r)	44	-
Auto loan 6 – Capstone – Ally Bank (s)	97	-
Tractor loan 7 – Capstone – Tab Bank (t)	235	-
Equipment loan – Shamrock – Workover Rig (u)	50	-
Total long-term debt	6,971	1,350
Less: debt discount	(149)	-
Less: current portion	(6,401)	(1,350)
Long-term debt, net of current portion	$421	$-

(a)	Ecoark Holdings had a secured convertible promissory note (“convertible note”) bearing interest at 10% per annum, entered into on January 10, 2017 for $500 with the principal due in one lump sum payment on or before July 10, 2018. The principal along with accrued interest of $11 was paid on July 2, 2018. Interest expense on the long-term debt for the years ended March 31, 2020 and 2019 was $0 and $12, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2020

(b)	On December 28, 2018, the Company entered into a $10,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000 with a cap of $10,000, including the $1,000 advanced on December 28, 2018 and an additional $350 advanced through March 31, 2019, resulting in a balance of $1,350 at March 31, 2019. An additional $1,137 was advanced during the year ended March 31, 2020; and $38 of commitment fees, to bring the balance of the notes payable to $2,525 at March 31, 2020. Loans made pursuant to the Agreement are secured by a security interest in the Company’s collateral held with the lender and guaranteed by the Company’s subsidiary, Zest Labs.

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

Interest expense on the note for the years ended March 31, 2020 and 2019 was $286 and $35, respectively.

On March 31, 2020, the Company converted all principal and interest in the Trend Discovery SPV I, LLC credit facility into shares of the Company’s common stock. The conversion of $2,525 of principal and $290 of accrued interest resulted in the issuance of 3,855 shares of common stock at a value of $0.59 per share. This transaction resulted in a gain on conversion of $541. As a result of the conversion, there are no amounts outstanding as of March 31, 2020.

(c)	Senior secured bridge loan of $2,222, containing a debt discount of $132 as of March 31, 2020. This was assumed in the Banner Midstream acquisition, and fully repaid in May 2020, and was secured by machinery and equipment of Pinnacle Frac. Accrued interest on this debt was $48 at March 31, 2020 of which $39 was assumed in the acquisition.

(d)	Unsecured note payable previously issued April 2, 2018 which was assumed by Banner Midstream in the acquisition of a previous entity. The amount is past due and bears interest at 10% per annum. Accrued interest at March 31, 2020 is $22. This amount along with accrued interest of $22 was assumed on March 27, 2020 in the acquisition of Banner Midstream.

(e)	Unsecured note payable previously issued April 2, 2018 which was assumed by Banner Midstream in the acquisition of a previous entity. The amount is past due and bears interest at 10% per annum. Accrued interest at March 31, 2020 is $22. This amount along with accrued interest of $22 was assumed on March 27, 2020 in the acquisition of Banner Midstream.

(f)	Junior secured note payable issued January 16, 2019 to an unrelated third party at 10% interest. Accrued interest at March 31, 2020 is $40. This amount along with accrued interest of $39 was assumed on March 27, 2020 in the acquisition of Banner Midstream. This note was repaid in May 2020.

(g)	Unsecured notes payable issued in June and July 2019 to an unrelated third party at 10% interest. There are three notes to this party in total. Accrued interest on these notes at March 31, 2020 is $30. This amount along with accrued interest of $29 was assumed on March 27, 2020 in the acquisition of Banner Midstream. These notes were converted in May 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2020

(h)	Unsecured note payable issued October 2019 to an unrelated third party at 10% interest. Accrued interest on this note at March 31, 2020 is $24. This amount along with accrued interest of $23 was assumed on March 27, 2020 in the acquisition of Banner Midstream.

(i)	Merchant cash advance loan on Banner Midstream. Accrued interest on this note at March 31, 2020 is $141. The Company assumed $368 of this note along with accrued interest of $144. A total of $7 of principal and $3 of accrued interest was paid between March 28, 2020 and March 31, 2020. This note was repaid in May 2020.

(j)	Merchant cash advance loan on Banner Midstream. Accrued interest on this note at March 31, 2020 is $68. The Company assumed $181 of this note along with accrued interest of $70. A total of $6 of principal and $2 of accrued interest was paid between March 28, 2020 and March 31, 2020. This note was repaid in May 2020.

(k)	Merchant cash advance loan on Banner Midstream. Accrued interest on this note at March 31, 2020 is $12. The Company assumed $69 of this note along with accrued interest of $21. A total of $2 of principal and $1 of accrued interest was paid between March 28, 2020 and March 31, 2020. This note was repaid in May 2020.

(l)	Original loan date of June 14, 2019 with an original maturity date of April 14, 2020. The Company extended this loan for $1,239 at 4.95% with a new maturity date of April 14, 2025. Debt discount on this loan at March 31, 2020 was $16. This loan and discount was assumed in the Banner Midstream acquisition.

(m)	Original loan date of February 28, 2018, due July 28, 2020 at 4.5% interest. This loan was assumed in the Banner Midstream acquisition.

(n)	On July 20, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $56 for a service truck maturing July 20, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of Mach 31, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(o)	On August 3, 2018, Pinnacle Frac Transport entered into a long-term secured note payable for $73 for a service truck maturing August 3, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of Mach 31, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(p)	On July 18, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $56 for a service truck maturing August 17, 2024. The note is secured by the collateral purchased and accrued interest annually at 9.00% with principal and interest payments due monthly. There is no accrued interest as of Mach 31, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(q)	On July 26, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $54 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of Mach 31, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(r)	On July 26, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $54 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of Mach 31, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(s)	On November 5, 2018, Capstone Equipment Leasing entered into four long-term secured notes payable for $140 maturing on November 5, 2021. The notes are secured by the collateral purchased and accrued interest annually at rates ranging between 6.89% and 7.87% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2020. These notes were assumed in the acquisition of Banner Midstream on March 27, 2020.

(t)	On November 7, 2018, Capstone Equipment Leasing entered into a long-term secured note payable for $301 maturing on November 22, 2023. The note is secured by the collateral purchased and accrued interest annually at 10.25% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(u)	Note payable assumed in the Banner Midstream acquisition at 5% interest. Was used in the purchase of a workover rig for Shamrock. This amount which includes $5 of accrued interest of which that was assumed in the acquisition of Banner Midstream was repaid in June 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

The following is a list of maturities (net of discount) as of March 31:

2021	$6,401
2022	182
2023	126
2024	93
2025	20
$6,822

NOTE 10: NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consisted of the following as of March 31:

	2020	2019
Ecoark Holdings Board Member (a)	$578	$-
Ecoark Holdings Officers (b)	1,242	-
Banner Midstream Officers (c)	152	-
Ecoark Holdings – common ownership (d)	200	-
Total Notes Payable – Related Parties	2,172	-
Less: Current Portion of Notes Payable – Related Parties	(2,172)	(-)
Long-term debt, net of current portion	$-	$-

(a)	A board member advanced $328 to the Company through March 31, 2020, under the terms of a note payable that bears 10% simple interest per annum, and the principal balance along with accrued interest is payable July 30, 2020 or upon demand. Interest expense on the note for the year ended March 31, 2020 was $27. In addition, the Company assumed $250 in notes entered into in March 2020 via the acquisition of Banner Midstream from the same board member at 15% interest.

(b)	William B. Hoagland, Principal Financial Officer, advanced $30 to the Company in May 2019 pursuant to a note with the same terms as the note with the board member. Randy May, CEO, advanced $45 to the Company in August 2019 pursuant to a note with the same terms as the note with the board member. Interest expense on both of these notes was $5. Both of these amounts along with the accrued interest was repaid during the year ended March 31, 2020. In addition, Randy May advanced $1,242 in five separate notes to Banner Midstream and its subsidiaries prior to the acquisition by the Company. These amounts are due at various times through July 2020 and bear interest at 10-15% interest per annum. Accrued interest on these notes as of March 31, 2020 is $186. $968 of these notes were repaid in May 2020.

(c)	An officer of Banner Midstream who remains an officer of this subsidiary advanced $152 in three separate notes to Banner Midstream and its subsidiaries prior to the acquisition by the Company. These amounts are due at various times through July 2020 and bear interest at 10-15% interest per annum. Accrued interest on these notes as of March 31, 2020 is $17. $55 of these notes were repaid in May 2020.

(d)	A company controlled by an officer of the Company advanced $200 to Banner Midstream and its subsidiaries prior to the acquisition by the Company. These amounts were due April 15, 2020 and bears interest at 14% interest per annum. Accrued interest on this note as of March 31, 2020 is $8. These notes were converted in May 2020.

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

Pursuant to the Securities Purchase Agreement, the Company issued to each investor a warrant (a “Warrant”) to purchase a number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”), equal to the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock purchased by the investor. Each Warrant has an exercise price equal to $0.51, subject to full ratchet price only anti-dilution provisions in accordance with the terms of the Warrants (the “Exercise Price”) and is exercisable for five years after the Effective Date. In addition, if the market price of the Common Stock on the 11 month anniversary of the closing date of the offering is less than $0.51, holder of the warrants shall be entitled to receive additional shares of common stock based on the number of shares of common stock that would have been issuable upon conversion of the Series B Convertible Preferred Stock had the initial conversion price been equal to the market price at such time (but not less than $0.25) less the number of shares of common stock issued or issuable upon exercise of the Series B Convertible Preferred Stock based on the $0.51 conversion price.

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

Pursuant to the Securities Purchase Agreement, the Company issued to each investor a warrant (a “Warrant”) to purchase a number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”), equal to the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock purchased by the Investor. Each Warrant has an exercise price equal to $0.73, subject to full ratchet price only anti-dilution provisions in accordance with the terms of the Warrants (the “Exercise Price”) and is exercisable for five years after the Effective Date. In addition, if the market price of the Common Stock for the five trading days prior to July 22, 2020 is less than $0.73, holder of the warrants shall be entitled to receive additional shares of common stock based on the number of shares of common stock that would have been issuable upon conversion of the Series C Convertible Preferred Stock had the initial conversion price been equal to the market price at such time (but not less than $0.25) less the number of shares of common stock issued or issuable upon exercise of the Series C Convertible Preferred Stock based on the $0.73 conversion price.

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

MARCH 31, 2020

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

Ecoark Holdings Common Stock

The Company has 100,000 shares of common stock, par value $0.001 which were authorized on March 18, 2016. On March 31, 2020 this amount was increased to 200,000, par value $0.001.

On May 31, 2019, the Company acquired Trend Discovery Holdings, Inc. for 5,500 shares of common stock. The value of this transaction was $3,237.

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

On February 21, 2020, the Company issued 8 shares of common stock for services valued at $7.

On January 27, 2020, the Company exercised the 3,922 warrants which were granted in August 2019 into common shares.

On March 27, 2020, the Company and Banner Energy, a Nevada corporation (“Banner Parent”), entered into a Stock Purchase and Sale Agreement (the “Banner Purchase Agreement”) to acquire Banner Midstream Corp., a Delaware corporation (“Banner Midstream”). Pursuant to the acquisition, Banner Midstream will became a wholly-owned subsidiary of the Company and Banner Parent received shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Banner Midstream.

The Company issued 8,945 shares of common stock (which Banner Parent issued to certain of its noteholders) and assumed $11,771 in debt of Banner Midstream. The Company’s Chief Executive Officer and another director recused themselves from all board discussions on the acquisition of Banner Midstream as they are stockholders and/or noteholders of Banner Midstream. The transaction was approved by all of the disinterested members of the Board of Directors of the Company. The Chairman and CEO of Banner Parent is a former officer of the Company and has maintained a relationship with the Company as a consultant.

On March 31, 2020, the Company converted all principal and interest in the Trend Discovery SPV I, LLC credit facility into shares of the Company’s common stock. The conversion of approximately $2,525 of principal and $290 of accrued interest resulted in the issuance of 3,855 shares of common stock at a value of $0.59 per share. As a result of the conversion, there are no amounts outstanding as of March 31, 2020.

As of March 31, 2020, 85,876 total shares were issued and 85,291 shares were outstanding, net of 585 treasury shares.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

Changes in the warrants are described in the table below for the years ended March 31:

	2020		2019
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	9,206	$2.12	10,577	$4.37

Granted	13,426	$0.72	3,177	$2.00
Exercised	(11,633)	$(1.25)	-
Cancelled	(2,877)	$(5.16)	-
Expired	(-)	$-	(4,547)	$5.17
Ending balance	8,122	$1.12	9,206	$2.12
Intrinsic value of warrants	$-

Weighted Average Remaining Contractual Life (Years)	4.6		3.0

The originally granted March 2017 (1,000 at an exercise price of $5.50) and May 2017 (1,875 at an exercise price of $5.00) warrants were replaced with October 2019 (2,243) warrants with a new exercise price of $0.59. The March 2017 and May 2017 are reflected as cancelled and the October 2019 are included in warrants granted.

Share-based Compensation Expense

Share-based compensation for employees is included in salaries and salary related costs and directors and services are included in professional fees and consulting in the consolidated statement of operations as follows for the years ended March 31:

	2013 Incentive Stock Plan	2017 Omnibus Incentive Plan	Non-Qualified Stock Options	Common Stock	Warrants	Total
2020
Directors	$-	$200	$334	$-	$-	$534
Employees	-	568	1,556	-	-	2,124
Services	-	245	196	717	-	1,158
	$-	$1,013	$2,086	$717	$-	$3,816

2019
Directors	$-	$400	$-	$-	$-	$400
Employees	270	356	2,066	-	-	2,692
Services	--	(14)	-	-	-	(14)
Services prepaid expense	-	-	-	-	-	-
	$270	$742	$2,066	$-	$-	$3,078

Modification of Awards

During the three months ended December 31, 2017, the Compensation Committee of the Board of Directors of the Company issued option awards to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. In addition, the Committee approved 2,909 new option awards that vest over a four-year period to induce certain employees to accept the replacement options, to compensate them for diminution in value of their existing awards and in consideration of a number of other factors, including each individual’s role and responsibility with the Company, their years of service to the Company, and market precedents and standards for modification of equity awards. With respect to the replacement options, grantees agreed to exchange the existing awards covering 2,718 shares of the Company’s common stock and were granted replacement options to purchase 2,926 shares of the Company’s common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants. In consideration of the agreements, the majority of replacement options vested immediately upon grant. The new option awards vest in twelve equal installments, with the first installment vesting on January 15, 2018, and additional installments vesting on the last day of each of the eleven successive three-month periods, subject to continued employment by the Company. The replacement options were issued under the 2017 Omnibus Incentive Plan or 2013 Incentive Stock Plan to correspond with the plan under which the existing awards were issued. The new options were not granted under any of the Company’s existing equity compensation plans.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

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

On June 6, 2020 the Board Compensation Committee approved the modification of an executive’s stock option as allowable by the Company’s 2013 Incentive Stock Option Plan and 2017 Omnibus Stock Plan to amend the strike price of the executive’s 3,362,500 stock option grant from $2.60 per share to $0.73 per share.

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

In 2019, the Company entered into a settlement agreement with a former consultant which provided for the issuance of options for 7 shares of common stock in addition to other terms. The options entitle the holders to purchase shares of common stock for $0.98 per share through November 2023. Management valued the options utilizing the Black-Scholes model with the following criteria: stock price - $0.98; exercise price - $0.98; expected term – 4 years; discount rate – 2.51%; and volatility – 148%.

In 2020, the Company granted 5,560 options to consultants, board members and employees for the non-qualified stock options as well as the options granted under the 2017 Omnibus plan below, that vest over time in service-based grants. The options were valued under the Black-Scholes model with the following criteria: stock price range of - $0.50 - $1.35; range of exercise price - $0.50 - $1.35; expected term – 4 years; discount rate – 1.12%; and volatility – average of 84%.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

Changes in the non-qualified stock options are described in the table below for the years ended March 31:

	2020		2019
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	2,916	$2.60	2,909	$2.60
Granted	5,560	$0.57	7	$0.98
Exercised	-		-
Cancelled	(254)	$(2.60)	-
Forfeited	-		-
Ending balance	8,222	$1.22	2,916	$2.60
Intrinsic value of options	$372

Weighted Average Remaining Contractual Life (Years)	8.7		8.5

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

	2020		2019
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	2,353	$2.52	2,563	$2.52
Granted	-		-
Options granted in exchange for shares	-		-
Exercised	-		-
Expired/Cancelled	(495)		-
Forfeited	(125)		(210)
Ending balance	1,733	$2.52	2,353	$2.52
Intrinsic value of options	$-

Weighted Average Remaining Contractual Life (Years)	7.6		8.6

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

A summary of the activity for service-based grants as of March 31, 2020 and 2019 is presented below for the years ended March 31:

	2020		2019
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-	$-	105	$4.90
Granted	-
Issued	-		(96)
Expired	-		-
Forfeited	-		(9)
Options granted in exchange for shares	-		-
Ending balance	-	$-	-	$-

Weighted Average Remaining Contractual Life (Years)	-		-

A reconciliation of the shares available and issued under the 2013 Incentive Stock Plan is presented in the table below for the years ended March 31:

	2020	2019
Beginning available	454	235
Shares modified to options	-	-
Options in exchange for shares	-	-
Shares forfeited	-	219
Ending available	454	454

Vested stock awards (1)	4,414	2,353

Beginning number of shares issued	2,681	2,585
Issued	-	96
Cancelled	-	-
Ending number of shares issued	2,681	2,681

(1)	For 2020, Includes 2,681 of vested RSU’s and 1,773 of vested stock options

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

	2020		2019
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,870	$1.54	1,374	$2.76
Granted	879	$1.21	1,034	$0.93
Shares modified to options	-	-	-	-
Exercised	-		-
Cancelled	(78)		-
Forfeited	-		(538)
Ending balance	2,671	$1.54	1,870	$1.54
Intrinsic value of options	$-

Weighted Average Remaining Contractual Life (Years)	9.2		9.2

A summary of the activity for service-based RSUs as of March 31, 2020 and March 31, 2019 is presented below for the years ended March 31:

	2020		2019
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	-	$-	50	$2.60
Granted	-		-	-
Issued	-		(25)
Expired	-		-
Forfeited	-		(25)
Options granted in exchange	-
Ending balance	-	$-	-	$-

Weighted Average Remaining Contractual Life (Years)	-		-

Additional information regarding the RSUs is presented in the table below as of and for the years ended March 31:

	2020	2019
Total market value of shares/units vested	$-	$-
Share-based compensation expense for RSUs	$-	$(254)
Total tax benefit related to RSU share-based compensation expense	$-	$-
Cash tax benefits realized for tax deductions for RSUs	$-	$-

At March 31, 2019, there was no unrecognized compensation cost related to non-vested RSUs with a weighted average vesting period of 0 years.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

A reconciliation of the total shares available and issued under the 2017 Omnibus Incentive Plan is presented in the table below for the years ended March 31:

	2020	2019
Beginning available	1,615	2,111
Shares granted	(604)	(1,034)
Shares modified to options	-	-
Options in exchange for shares	(-)	(-)
Shares expired	-	-
Shares forfeited	215	538
Ending available	1,226	1,615

Vested stock awards (1)	2,451	905

Beginning number of shares issued	490	465
Issued	-	25
Cancelled	-	-
Ending number of shares issued	490	490

(1)	For 2020, Includes 490 of vested RSU’s and 1,961 of vested stock options

NOTE 12: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are presently involved in the following in Arkansas and Florida. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●	On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking monetary damages and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint have had a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2020 or any individual fiscal quarter. On October 22, 2018, the Court issued an order initially setting a trial date of June 1, 2020, which has been delayed due to COVID-19.

●	On December 12, 2018, a complaint was filed against the Company in the Twelfth Judicial Circuit in Sarasota County, Florida by certain investors who invested in the Company before it was public. The complaint alleges that the investment advisors who solicited the investors to invest into the Company made omissions and misrepresentations concerning the Company and the shares. The Company filed a motion to dismiss the complaint which is pending.

In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

Royalties

The Company has cross-licensing agreements with several technology companies that require payment of royalties upon the sale and or use of certain patented technologies. One of these agreements requires minimum annual payments of $50 until the last of the patents expire.

NOTE 13: INCOME TAXES

The Company accounts for income taxes under ASC Topic 740: Income Taxes which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $109,794 at March 31, 2020. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts. The Company is in process of determining all potential limitations with respect to Section 382 and will adjust in future periods. There is a full valuation allowance on these net operating loss carryforwards, so there will be no impact on the financial position of the Company.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

The table below summarizes the differences between the tax benefit computed at the statutory federal tax rate and the Company’s net income tax benefit for the years ended March 31:

	2020	2019
Tax benefit computed at expected statutory rate	$(2,549)	$(2,867)
State income taxes	(288)	2
Permanent differences:
Intangibles purchased	(2,185)	-
Change in fair value of derivative liabilities	77	(664)
Gain/Loss on conversion of liabilities	364	-
Temporary differences:
Share-based compensation	892	728
Property and equipment	(94)	(48)
Intangible assets	-	640
Other adjustments	657	42
Increase in valuation allowance	3,280	2,169
Net income tax benefit	$-	$-

The Company has deferred tax assets (liabilities) which are summarized as follows at March 31:

	2020	2019
Net operating loss carryover	$25,659	$23,327
Depreciable and amortizable assets	1,866	1,761
Share-based compensation	4,548	3,586
Accrued liabilities	42	57
Allowance for bad debts	135	120
Change in fair value of derivative liabilities	(802)	(2,884)
Intangible assets purchased	(2,185)	-
Other	365	381
Less: valuation allowance	(29,628)	(26,348)
Net deferred tax asset	$-	$-

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at March 31, 2020, due to the uncertainty of realizing the deferred income tax assets. The valuation was increased by approximately $3,280 as a result of differences relating to fiscal 2020 operations offset by the non-deductibility of the intangibles acquired in the Banner Midstream acquisition. The Company has not identified any uncertain tax positions and has not received any notices from tax authorities.

NOTE 14: CONCENTRATIONS

Concentration of Credit Risk. The Company’s customer base for its Zest Lab products is concentrated with a small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Two customers, both in the commodity segment accounted for more than 10% of the accounts receivable balance at March 31, 2020 for a total of 63% of accounts receivable), and represented approximately 32% of total revenues for the Company for the year ended March 31, 2020 (both over 10% individually). J. Terrence Thompson accounted for more than 10% of the Company’s accounts receivable as of March 31, 2019.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

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

The Company acquired the assets and liabilities noted below in exchange for the 5,500 shares and accounted for the acquisition in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

Cash	$3
Receivables	10
Other assets	2
Goodwill	3,222
$3,237

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Trend Holdings, we have engaged a third-party independent valuation specialist. The Company has recognized the purchase price allocations based on historical inputs and data as of May 31, 2019. The allocation of the purchase price is based on the best information available, amongst other things: (i) the valuation of the fair values and useful lives of tangible assets acquired; (ii) valuations and useful lives for intangible assets; (iii) valuation of accounts payable and accrued expenses; and (iv) the fair value of non-cash consideration.

The Company had an independent valuation consultant confirm the valuation of Trend Holdings and the allocation of the intangible assets.

The goodwill is not expected to be deductible for tax purposes.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2020

Banner Midstream

On March 27, 2020, the Company and Banner Energy, a Nevada corporation (“Banner Parent”), entered into a Stock Purchase and Sale Agreement (the “Banner Purchase Agreement”) to acquire Banner Midstream Corp., a Delaware corporation (“Banner Midstream”). Pursuant to the acquisition, Banner Midstream became a wholly-owned subsidiary of the Company and Banner Parent received shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Banner Midstream.

Banner Midstream has four operating subsidiaries: Pinnacle Frac Transport LLC (“Pinnacle Frac”), Capstone Equipment Leasing LLC (“Capstone”), White River Holdings Corp. (“White River”), and Shamrock Upstream Energy LLC (“Shamrock”). Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors. These two operating subsidiaries of Banner Midstream are revenue producing entities. White River and Shamrock are engaged in oil and gas exploration, production, and drilling operations on over 10,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi.

The Company issued 8,945 shares of common stock (which Banner Parent issued to certain of its noteholders) and assumed $11,774 in debt and lease liabilities of Banner Midstream. The Company’s Chief Executive Officer and another director recused themselves from all board discussions on the acquisition of Banner Midstream as they are stockholders and/or noteholders of Banner Midstream. The transaction was approved by all of the disinterested members of the Board of Directors of the Company. The Chairman and CEO of Banner Parent is a former officer of the Company and is currently the Principal Accounting Officer of the Company and Chief Executive Officer and President of Banner Midstream.

The Company acquired the assets and liabilities noted below in exchange for the 8,945 shares and accounted for the acquisition in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows (subject to adjustment):

Cash (including restricted cash)	$205
Accounts receivables	110
Prepaid expenses and other current assets	585
Machinery and equipment	3,426
Oil and gas properties	6,135
Customer relationships	2,100
Trade name	250
Right of use assets	731
Assets of discontinued operations	249
Goodwill	8,364
Accounts payable	(268)
Accrued liabilities	(2,362)
Due to prior owners	(2,362)
Lease liabilities	(732)
Liabilities of discontinued operations	(228)
Asset retirement obligation	(295)
Notes payable – related parties	(1,844)
Long-term debt	(6,836)
$4,866

The consideration paid for Banner Midstream was in the form of 8,945 shares of stock at a fair value of $0.544 per share or $4,867. The Company had an independent valuation consultant perform a valuation of Banner Midstream.

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Banner Midstream, we have engaged a third-party independent valuation specialist. The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of March 27, 2020. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of tangible assets acquired; (ii) the finalization of the valuations and useful lives for the reserves and intangible assets acquired; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of the fair value of non-cash consideration.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2020

The goodwill is not expected to be deductible for tax purposes.

The following table shows the unaudited pro-forma results for the years ended March 31, 2020 and 2019, as if the acquisition had occurred on April 1, 2018. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Trend Holdings, Banner Midstream (which includes White River and Shamrock) and the Company.

	Years Ended
	March 31,
	2020	2019
	(Unaudited)	(Unaudited)

Revenues	$16,297	$10,101
Net loss	$(17,618)	$(17,351)
Net loss per share	$(0.28)	$(0.34)

NOTE 16: FAIR VALUE MEASUREMENTS

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended March 31, 2020 and 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of and for the year ended March 31:

2020	Level 1	Level 2	Level 3	Total Gains and (Losses)
Warrant derivative liabilities	-	-	$2,775	$(3,182)

2019
Warrant derivative liabilities	-	-	$3,104	$3,160

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

NOTE 17: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of March 31, 2020, and for the year ended March 31, 2020, the Company operated in three segments. The segments are Financial Services (Trend Holdings), Technology (Zest Labs (which includes the operations of 440IoT Inc.)), and Commodities (Banner Midstream). As of March 31, 2019 and for the year ended March 31, 2019, the Company operated in one segment only, so therefore there is no breakout presented for that period. Home office costs are allocated to the three segments based on the relative support provided to those segments.

Year Ended March 31, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$233	$175	$173	$581
Cost of revenues	94	-	165	259
Gross profit	139	175	8	322
Total operating expenses net of depreciation, amortization, and impairment	66	729	9,048	9,843
Depreciation and amortization	4	-	282	286
Other expense	(17)	-	(2,315)	(2,332)
Loss from continuing operations	$52	$(554)	$(11,637)	$(12,139)

Segmented assets as of March 31, 2020
Property and equipment, net	$3,423	$-	$542	$3,965
Oil and Gas Properties	$6,135	$-	$-	$6,135
Intangible assets, net	$9,353	$3,222	$-	$12,575
Capital expenditures	$-	$-	$-	$-

NOTE 18: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for their leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement. The Company had had only short-term leases up through the acquisition of Banner Midstream. The Company acquired a right of use asset and lease liability of $731 and $732, respectively on March 27, 2020. There were no adjustments to these amounts as of March 31, 2020. The Company recorded these amounts at present value, in accordance with the standard, using discount rates ranging between 2.5% and 6.8%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms ranging between 42 and 60 months. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard.

The Company has chosen to implement this standard using the modified retrospective model approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance on April 1, 2019. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach. Adoption of the new standard did not result in an adjustment to retained earnings for the Company.

As of March 31, 2020, the value of the unamortized lease right of use asset is $731. As of March 31, 2020, the Company’s lease liability was $732.

Maturity of Lease Liability for fiscal year ended March 31,
2021	$222
2022	$191
2023	$169
2024	$132
2025	$18

Total lease payments	$732

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

Amortization of the right of use asset for fiscal year ended March 31,
2021	$218
2022	$187
2023	$168
2024	$140
2025	$18

Total lease payments	$731

NOTE 19: ASSET RETIREMENT OBLIGATIONS

In conjunction with the approval permitting the Company to resume drilling in the existing fields, the Company has recorded an asset retirement obligation based upon the plan submitted in connection with the permit. The following table summarizes activity in the Company’s ARO for the years ended March 31, 2020 and 2019:

	2020	2019
Balance, beginning of year	$-	$-
Accretion expense	-	-
ARO liability acquired in Banner Midstream acquisition	295	-
Reclamation obligations settled	-	-
Additions and changes in estimates	-	-
Balance, end of year	$295	$-

NOTE 20: SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company had the following transactions:

On April 15, 2020, the Company granted 200 warrants with an exercise price of $0.73 per share to extend the maturity date of the Senior Secured Debt acquired in the Banner Midstream acquisition to May 31, 2020.

On April 15, 2020, the Company granted 50 warrants with an exercise price of $0.73 to extend the maturity date of the Senior Secured Debt acquired in the Banner Midstream acquisition to May 31, 2020. The Company does not believe this transaction constitutes an accounting extinguishment of debt due to a material modification of the debt instrument.

On April 15 and 16, 2020, the Company received $438 in proceeds in a loan provided by Trend Discovery SPV I. Since they were the borrower and responsible for repayment of these amounts the Company granted 1,000 warrants at $0.73 for collateral for the loan. In addition, on May 29, 2020, the Company issued 521 shares of common stock in conversion of $380 of loans payable and accrued interest. The conversion was done at $0.73 per share and resulted in a loss on conversion of $1,027.

On April 16, 2020, the Company received $386 in Payroll Protection Program funding related to Ecoark Holdings, and the Company also received on April 13, 2020, $1,482 in Payroll Protection Program funds for Pinnacle Frac LLC, a subsidiary of Banner Midstream.

On May 1, 2020, an institutional investor elected to convert its remaining shares of Series B Preferred shares into 161 common shares.

On April 1 and May 5, 2020, two institutional investors elected to convert their 1 Series C Preferred share into 1,379 common shares.

On May 6, 2020, the Company granted 100 non-qualified stock options to a consultant.

On May 8 and May 14, the Company issued 25 and 35 shares of common stock for the extension of this not and accrued interest valued at $45. The Company recognized a loss of $13 on this issuance and conversion

On May 10, 2020, the Company entered into letter agreements with accredited institutional investors holding 1,379 warrants issued on November 13, 2019 with an exercise price of $0.725 and holding 5,882 warrants with and exercise price of $0.90 (collectively, the “Existing Warrants”). The Existing Warrants have been registered for resale pursuant to a registration statement on Form S-1 (File No. 333-235456). In consideration for the investors exercising in full all of the Existing Warrants on or before May 18, 2020, the Company has agreed to issue the investors new warrants pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, to purchase up to a number of shares of common stock equal to 100% of the number of shares issued upon the exercise of the $0.90 warrants pursuant to the warrant exercise , which the new warrants substantially in the form of the original $0.90 warrants, except for the exercise price which will be $1.10. Between May 11, 2020 and May 18, 2020, the Company received $6,294 from the cash exercise of these Existing Warrants.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

Between May 11 and June 15, 2020, (a) the Company repaid long-term debt of $2,851 in cash; (b) converted $397 in long-term debt, plus $35 in accrued interest into 592 shares of common stock, and recorded a loss on conversion of $408 on this transaction; (c) repaid $140 in cash and converted $17 of amounts due to prior owners into 23 shares of common stock, and recorded a loss on conversion of $16 on this transaction; (d) converted $200 in long-term debt and $15 in accrued interest into 295 shares of common stock, and recorded a loss on conversion of $213 on this transaction; (e) repaid $3 and converted $507 of a vendor payable into 461 shares of common stock, and recorded a loss on conversion of $161 on this transaction; and (f) repaid $75 in cash and converted $825 in amounts due to prior owners into 1,130 shares of common stock, and recorded a loss on conversion of $350 on this transaction.

On May 26, 2020 the Company issued 5 shares of common stock for the conversion of an accrued expense valued at $4. The Company recognized a loss of $4 on this conversion.

Between May 29, 2020 and June 22, 2020, 319 non-qualified stock options were exercised for proceeds of $203.

Between May 29, 2020 and June 3, 2020, 127 2017 Omnibus stock options were exercised for proceeds of $117.

On June 6, 2020 the Board Compensation Committee approved the modification of an executive’s stock option as allowable by the Company’s 2013 Incentive Stock Option Plan and 2017 Omnibus Stock Plan to amend the strike price of the executive’s 3,363 stock option grant from $2.60 per share to $0.73 per share.

On June 11, 2020, the Company acquired certain energy assets from SR Acquisition I, LLC for $1 as part of the ongoing bankruptcy reorganization of Sanchez Energy Corporation. The transaction includes the transfer of 262 total wells in Mississippi and Louisiana, approximately 9,000 acres of active mineral leases, and drilling production materials and equipment. The 262 total wells include 57 active producing wells, 19 active disposal wells, 136 shut-in with future utility wells, and 50 shut-in pending plugging wells. Included in the assignment are 4 wells in the Tuscaloosa Marine Shale formation.

On June 18, 2020, the Company acquired certain energy assets from SN TMS, LLC for $1 as part of the ongoing bankruptcy reorganization of Sanchez Energy Corporation. The transaction includes the transfer of wells, active mineral leases, and drilling production materials and equipment.

Between June 19 and June 22, 2020, there were 395 warrants exercised for $399. Of these 400 warrants, 187 of them were cashless exercises.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which the Company operates could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company may take temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring all employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following supplemental unaudited information regarding the Company’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. All of the Company’s activities are in the United States.

The Company has performed due diligence in addition to the determination of estimated proved reserves which on one of their leases which has 9,615 acres of oil and gas mineral rights at both shallow and deep levels and identified average recoverable cumulative production of 3,540,000 barrels of oil. This due diligence is not included in any of the amounts provided as of and for the fiscal year ended March 31, 2020.

Results of Operations

Results of Operations	March 31, 2020	March 31, 2019

Sales	$-	$-
Lease operating costs	-	-
Depletion, accretion and impairment	-	-

	$-	$-

Since the acquisition of Banner Midstream occurred on March 27, 2020, there were no sales and related costs during the four-day period March 28, 2020 through March 31, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

Reserve Quantity Information

The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available.

Proved reserves are those estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

Estimated Quantities of Proved Reserves (Mbbl)

Estimated Quantities of Proved Reserves	March 31, 2020	March 31, 2019

Proved Developed, Producing	17	-
Proved Developed, Non-Producing	-	-
Total Proved Developed	-	-
Proved Undeveloped	-	-
Total Proved	17	-

Petroleum and Natural Gas Reserves

Reserves are estimated remaining quantities of oil and natural gas and related substances, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known resources, and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932, “Extractive Activities – Oil and Gas.” Future cash inflows as March 31, 2020 and 2019 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the twelve month period prior to March 31, 2020 and 2019 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences, tax credits and loss carry forwards relating to the proved oil and natural gas reserves. Future net cash flows are discounted at a rate of ten percent annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value of the Company’s oil and natural gas properties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2020

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended March 31, 2020 and 2019 are as follows:

Standardized Measure of Discounted Future Net Cash Flow	March 31, 2020	March 31, 2019

Future gross revenue	$767	$-
Less: Future production tax expense	(35)	-
Future gross revenue after production taxes	732	-
Less: Future operating costs	(565)	-
Less: Development costs	(295)	-
Future net income (loss) before taxes	(128)	-
10% annual discount for estimated timing of cash flows	40	-
Standardized measure of discounted future net cash flows (PV10)	$(88)	$-

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended March 31, 2020 and 2019 are as follows:

Change in Standardized Measure of Discounted Future Net Cash Flow	March 31, 2020	March 31, 2019

Balance - beginning	$-	$-
Net changes in prices and production costs	(412)	-
Net changes in future development costs	(203)	-
Sales of oil and gas produced, net	-	-
Extensions, discoveries and improved recovery	-	-
Purchases of reserves	527	-
Sales of reserves	-	-
Revisions of previous quantity estimates	-	-
Previously estimated development costs incurred	-	-
Net change income taxes	-	-
Accretion of discount	-	-
Balance - ending	$(88)	$-

In accordance with SEC requirements, the pricing used in the Company’s standardized measure of future net revenues in based on the twelve month unweighted arithmetic average of the first day of the month price for the period April through March for each period presented and adjusted by lease for transportation fees and regional price differentials. The use of SEC pricing rules may not be indicative of actual prices realized by the Company in the future.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were not effective given the identification of one material weakness in controls.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. The term “Internal control over financial reporting” is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2020 due to the following material weakness:

●	Relates to inadequate segregation of duties consistent with control objectives. In an effort to reduce expenses, the Company reduced its accounting and administrative staff at the parent company level to the extent that achieving desired control objectives were deemed at risk.

Management plans to address the control deficiencies that led to the foregoing material weakness during fiscal year ended March 31, 2021. This review may involve external experts. Management expects this material weakness to be remediated by the end of fiscal 2021.

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

Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

			Director of the
Name	Age	Positions Held with the Company	Company Since
Randy S. May	56	Chairman of the Board and Chief Executive Officer	2016*
John P. Cahill	64	Director	2016
Peter Mehring	58	President, CEO and President of Zest Labs, Inc. and Director	2017
Gary Metzger	68	Lead Director	2016*
Steven K. Nelson	62	Director	2017

*	Messrs. May and Metzger served on the board of directors of Ecoark, Inc. from 2011 and 2013, respectively, until it effected a reverse acquisition of Ecoark Holdings, Inc. (“Ecoark” or “the Company”, formerly known as Magnolia Solar Corporation) on March 24, 2016. Messrs. May and Metzger joined the Board effective on April 11, 2016.

All directors shall serve until the next annual meeting of stockholders and until successors are duly elected or until the earliest of their removal or resignation.

Randy S. May. Mr. May has been serving as Chairman of the Board of Ecoark Holdings, Inc. since March 2016 and served as Chief Executive Officer of the Company from March 2016 through March 28, 2017 and then from September 21, 2017 to the present. He previously served as chairman of the board of directors and as chief executive officer of Ecoark, Inc. from its incorporation until its reverse merger with Magnolia Solar in March 2016. Mr. May is a 25-year retail and supply-chain veteran with extensive experience in marketing, operational and executive roles. Prior to Ecoark, Mr. May held a number of roles with Wal-Mart Stores, Inc. (“Walmart”), the world’s largest retailer based in Bentonville, Arkansas. From 1998 to 2004, Mr. May served as Divisional Manager for half the United States for one of Walmart’s specialty divisions, where he was responsible for all aspects of strategic planning, finance, and operations for more than 1,800 stores. He had profit and loss responsibility for more than $4 billion of sales at the time. Under Mr. May’s leadership, the business grew sales and market share in a strong competitive market. Mr. May’s qualifications and background that qualify him to serve on the Board include his strong managerial and leadership experience, his extensive knowledge of strategic planning, finance and operations, as well his ability to guide the Company.

John P. Cahill. Mr. Cahill has been serving on the Board of Directors since May 2016. Mr. Cahill is currently Chief of Staff and Special Counsel to the Archbishop of New York. He has held this position since April of 2019. Previously he was Senior Counsel at the law firm of Norton Rose Fulbright (formerly Chadbourne & Parke LLP) and has served in that capacity since 2007. He is also a principal at the Pataki-Cahill Group LLC, a strategic consulting firm focusing on the economic and policy implications of domestic energy needs, which he co-founded in March 2007. He served in various capacities in the administration of the Governor of New York, George E. Pataki from 1997 to 2006, including Secretary and Chief of Staff to the Governor from 2002 to 2006. He also serves on the board of directors of Sterling Bancorp, Inc., a bank holding company listed on the New York Stock Exchange (“NYSE”). Mr. Cahill’s extensive experience as an attorney in government and in business, as well as his extensive knowledge of and high-level experience in energy and economic policy, qualifies him as a member of the Board.

Peter Mehring. Mr. Mehring has been serving as the Chief Executive Officer and President of Ecoark’s subsidiary, Zest Labs, Inc. since 2009 and became a member of the Board of Directors in January 2017. He was elected President of Ecoark on September 25, 2017. Mr. Mehring brings extensive experience in engineering, operations and general management at emerging companies and large enterprises. As Chief Executive Officer of Zest Labs, Inc., he has led the Company’s efforts in pioneering on-demand data visibility and condition monitoring solutions for the fresh produce market. Prior to joining Zest Labs, Inc., from 2004 to 2006, Mr. Mehring was the Vice President of Macintosh hardware group at Apple Computer, Senior Vice President of Engineering at Echelon, and founder, General Manager and Vice President of R&D at UMAX. Mr. Mehring held Engineering Management positions at Radius, Power Computing Corporation, Sun Microsystems and Wang Laboratories. Mr. Mehring’s knowledge and experience in engineering, operations, management, product and service development and technological innovation are among the many qualifications that have led to the conclusion that Mr. Mehring is qualified to serve on the Board.

Gary Metzger. Mr. Metzger has been serving on the Board of Directors since March 2016 and served on the Board of Directors of Ecoark, Inc. from 2013 until its reverse merger with Magnolia Solar in March 2016. Mr. Metzger offers 40 years of product development, strategic planning, management, business development and operational expertise to the Board. He served as an executive at Amco International, Inc. and Amco Plastics Materials, Inc., where in 1986 he was named President and served in such role for 24 years until Amco was sold to global resin distribution company, Ravago Americas, in December 2011, where he remains a product developer and product manager. Mr. Metzger was co-owner of Amco Plastics Materials, Inc. and Amco International. Mr. Metzger’s leadership and knowledge of manufacturing companies, product development, strategic planning, management and business development are an asset to the Board of Directors. In addition to his leadership functions, Mr. Metzger spearheaded research and development for recycled polymers, new alloy and bio-based polymer development, and introduced fragrance into polymer applications. He also developed encrypted item level bar code identification technology, anti-counterfeiting technologies, and antimicrobial technologies. Taken together, these are among the many qualifications and the significant experience that have led to the conclusion that Mr. Metzger is qualified to serve on the Board.

Steven K. Nelson. Mr. Nelson has been serving on the Board of Directors since April 2017. Since 2015, Mr. Nelson has been a lecturer for the Department of Accounting at the University of Central Arkansas. In 2015, Mr. Nelson retired as Vice-President, Controller of Dillard’s, Inc., where he was responsible for administering all aspects of financial accounting and reporting. Mr. Nelson began his career in 1980 as a staff accountant for Ernst & Young and attained the title of audit manager by the time he left the firm in 1984. Mr. Nelson maintains an active license as a Certified Public Accountant (“CPA”) in the State of Arkansas. Mr. Nelson’s 35-year career as a CPA and his extensive experience as controller of a publicly traded company qualify him to serve on the Board and its Audit Committee. His broad experience as the former controller of a public company uniquely qualifies Mr. Nelson to advise Ecoark not only on general accounting and financial matters but also on various technical accounting, corporate governance and risk management matters that the Board may address from time to time. He possesses key insight on financial reporting processes and external reporting issues. The Board has determined that Mr. Nelson qualifies as an “audit committee financial expert,” as defined by the rules of the SEC.

EXECUTIVE OFFICERS AND MANAGEMENT

Set forth below is biographical information with respect to each current executive officer of the Company. Mr. May and Mr. Mehring also serve as directors of the Company. Officers are elected by the board of directors to hold office until their successors are elected and qualified.

Name	Age	Positions Held with the Company
Randy S. May	56	Chairman of the Board and Chief Executive Officer
Peter Mehring	58	President, CEO and President of Zest Labs, Inc. and Director
William B. Hoagland	38	Secretary, Principal Financial Officer
Jay Puchir	44	Principal Accounting Officer, CEO and President of Banner Midstream Corp.

Jay Oliphant resigned as Principal Financial Officer and Principal Accounting Officer on May 15, 2019. Pursuant to a Separation Agreement with the Company (the “Separation Agreement”), Mr. Oliphant received his normal monthly salary through May 15, 2019. In connection with his resignation, Mr. Oliphant entered into a consulting agreement with the Company for a term of six months beginning May 16, 2019. Under the consulting agreement, Mr. Oliphant has agreed to assist the Company with financial reporting and related matters. William B. Hoagland was appointed as the Principal Financial Officer to succeed Mr. Oliphant. Mr. Hoagland has served as the Managing Member of Trend Capital Management, an investment fund, since 2011.

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

Jay Puchir. Mr. Puchir is Principal Accounting Officer of the Company and the CEO and President of Banner Midstream Corp.  Mr. Puchir is currently serving a dual role as the Chairman and CEO of Banner Energy Services Corp (OTC: BANM).  Mr. Puchir has also served as the CEO and President of Banner Midstream Corp from its formation in April 2018 to present.  Mr. Puchir served in various roles as an Executive at the Company from December 2016 to April 2018 including Director of Finance, Secretary, Treasurer, Chief Financial Officer and Chief Executive Officer.  Mr. Puchir started his career as an auditor at PricewaterhouseCoopers and a consultant at Ernst & Young, ultimately achieving the position of Senior Manager at Ernst & Young. Mr. Puchir held the role of Associate Chief Financial Officer with HCA, and from March 2010 to February 2016 he served as both the Accounting Manager and Director of Finance/Controller at The Citadel. Mr. Puchir is a licensed Certified Public Accountant. He received a Bachelor of Arts from the University of North Carolina at Chapel Hill and a Master of Business Administration from Rutgers University.

Family Relationships

There are no family relationships among any of the directors or executive officers, except that Mr. Metzger is Mr. Hoagland’s stepfather-in-law.

Involvement in Legal Proceedings

None of our directors, persons nominated to become a director, executive officers or control persons have been involved in any of the following events during the past 10 years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); or

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodity law, and the judgment has not been reversed, suspended, or vacated; or

●	Being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any federal or state securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

●	Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and beneficial owners of greater than 10% of our common stock to file reports of holdings and transactions in Ecoark common stock with the SEC.

Based solely on its review of the copies of such forms furnished to Ecoark and written representations from certain reporting persons, Ecoark believes that all Section 16(a) filing requirements were met during our fiscal year ended March 31, 2020.

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

Audit Committee

The current members of our Audit Committee are Messrs. Nelson, as chair, Cahill, and Metzger, each of whom is a non-employee member of our board of directors. Mr. Nelson is our audit committee chairman and financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses financial sophistication, as defined under the rules of The Nasdaq Global Select Market.

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

The Audit Committee held seven meetings in fiscal 2020. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act and operates under a written charter that satisfies the applicable standards of the SEC A copy of the audit committee charter is available on our website at https://www.zestlabs.com/downloads/Audit-Commitee.pdf.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the fiscal years ended March 31, 2020 and 2019.

Name and Principal Position	Fiscal Year	Salary(1)	Stock Awards(2)	Option Awards(2)	Total
Randy S. May(3)	2020	$200,000	$-	$-	$200,000
Chairman of the Board	2019	$200,000	$-	$-	$200,000
and Chief Executive Officer

Peter Mehring	2020	$200,000	$-	$-	$200,000
President, Chief Executive Officer	2019	$200,000	$-	$-	$200,000
and President of Zest Labs, Inc.

William B. Hoagland (4)	2020	$115,156	$-	$-	$115,156
Secretary, Principal Financial Officer	2019	N/A	N/A	N/A	N/A

Jay Puchir (5)	2020	$-	$-	$-	$-
Principal Accounting Officer and CEO and President of Banner Midstream	2019	N/A	N/A	N/A	N/A

Jay Oliphant (6)	2020	$36,098	$-	$-	$36,098
Former Principal Financial Officer	2019	$170,000	$-	$-	$170,000

(1)	We periodically review, and may increase, base salaries in accordance with the Company’s normal annual compensation review for each of our named executive officers.

(2)	Stock and option awards are based on the grant date fair values and are calculated utilizing the provisions of Accounting Standards Codification 718 “Compensation — Stock Compensation.” See Notes 1 and 11 to the consolidated financial statements of the Company contained in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 and 2019 for further information regarding assumptions underlying valuation of equity awards.

(3)	Mr. May served as Chief Executive Officer of Ecoark from March 2016 through March 28, 2017 and then from September 21, 2017 to the present.

(4)	Mr. Hoagland replaced Mr. Oliphant on June 1, 2019.

(5)	Mr. Puchir was named Principal Accounting Officer on March 27, 2020.

(6)	Jay Oliphant resigned as Principal Financial Officer and Principal Accounting Officer on May 15, 2019. Pursuant to a Separation Agreement with the Company (the “Separation Agreement”), Mr. Oliphant received his normal monthly salary through May 15, 2019. In connection with his resignation, Mr. Oliphant entered into a consulting agreement with the Company for a term of six months beginning May 16, 2019. Under the consulting agreement, Mr. Oliphant has agreed to assist the Company with financial reporting and related matters. William B. Hoagland was appointed as the Principal Financial Officer to succeed Mr. Oliphant. Mr. Hoagland has served as the Managing Member of Trend Discovery Capital Management, an investment fund, since 2011.

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

Option Grants and Outstanding Equity Awards at March 31, 2020

Effective October 13, 2017, the Compensation Committee issued new options awards (the “Replacement Options”) in replacement of existing restricted stock and restricted stock unit awards (the “Existing Awards”) previously granted to Peter Mehring. In addition, the Committee approved new option awards to Mr. Mehring that vest over a four-year period (the “New Options”) to induce them to accept the Replacement Options; to compensate them for diminution in value of their Existing Awards as compared to the Replacement Options; and in consideration of a number of other factors, including each individual’s role and responsibility with the Company, their years of service to the Company, and market precedents and standards for modification of equity awards.

The Replacement Options and New Options are designed to better align Mr. Mehring’s potentially realizable equity compensation with Company performance. Because the incentive value of stock options is tied to future appreciation in stock price, the Committee believes stock option grants will better align our executive officers and employees’ interests with those of the Company and its stockholders and, as a result, the Compensation Committee intends to continue to utilize options to a greater extent in our equity compensation program on a going forward basis.

With respect to the Replacement Options, Mr. Mehring has agreed to forfeit Existing Awards covering 1,345 shares of the Company’s common stock, and was granted Replacement Options to purchase an equal number of shares of Company common stock. The exercise price for the Replacement Options was set at 100% of the fair market value of the Company’s stock price on the effective date of the grants (October 13, 2017). In consideration of Mr. Mehring’s agreement to forfeit their Existing Awards, the Committee, after careful deliberation, determined that 100% of Mr. Mehring’s Replacement Options would vest immediately upon grant.

With respect to the New Options, Mr. Mehring was granted options to purchase 2,018 shares of Company common stock, that vest at a rate of 25% per year on October 13th of each year from 2018 to 2021, subject to Mr. Mehring’s continued employment by the Company. As with the Replacement Options, the New Options have an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grant. The New Options were not granted under any of the Company’s existing equity compensation plans. On June 6, 2020, the Compensation Committee approved the modification of these stock options as allowable by the Company’s 2013 Incentive Stock Option Plan and 2017 Omnibus Stock Plan to amend the strike price of the executive’s stock option grant from $2.60 per share to $0.73 per share.

On October 3, 2019, the Company granted 1,000 options to Mr. Mehring that vest over four years at an exercise price of $0.50.

The following table presents information concerning equity awards held by our named executive officers as of March 31, 2020 (not in thousands).

		Number of Securities	Number of Securities	Option Awards
Name	Vesting Commencement Date	Underlying Options (#) Exercisable	Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Peter Mehring	10/13/2017	2,353,750	1,258,750	0.73	10/23/2027
	10/3/2019	250,000	750,000	0.73	10/23/2027

2020 Director Compensation Table

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Beginning with the quarter ended June 30, 2018, directors will receive each quarter a stock option with a Black-Scholes value of $25,000. Additional options are granted for placement and attendance at committee meetings. Options will be granted with an exercise price equal to the fair market value of Ecoark’s common stock.

The following table sets forth the compensation earned to our non-employee directors for service during the year ended March 31, 2020:

Name	Fees Earned ($)	Stock Awards ($)	Total ($)
John P. Cahill	9,000	130,000	139,000
Gary Metzger	9,000	160,000	169,000
Steven K. Nelson	9,000	160,000	169,000
Michael Green	4,500	121,000	125,500

See additional information on compensation above in Summary Compensation Table for directors Randy May and Peter Mehring.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of three directors, each of whom is a non-employee director: Messrs. Cahill (formerly Green), as chair, Metzger and Nelson. None of the aforementioned individuals was an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

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

Equity Compensation Plan Information

The following table contains information about the 2013 Incentive Stock Plan and the 2017 Omnibus Incentive Plan as of March 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders:
2013 Incentive Stock Plan	1,732,500		$2.52	454,000
2017 Omnibus Incentive Plan	2,671,084		$1.54	1,226,000
Equity compensation not approved by stockholders	8,222,270	(1)	$1.22	-
Total	12,625,854		$2.30	1,680,000

(1)	Represents non-qualified stock options not granted under any existing equity compensation plans.

BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of June 25 2020, concerning beneficial ownership of our capital stock held by (1) each of our directors, (2) each of our named executive officers, (3) all of our current directors and executive officers as a group, and (4) each group, person or entity known by us to beneficially own more than 5% of any class of our voting securities. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Percentages are calculated based on 98,606,884 shares of our common stock outstanding as of June 25, 2020.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of June 25, 2020. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest.

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

Randy S. May	3,050,000	3.1%
John P. Cahill (1)	1,284,021	1.3%
Peter Mehring (2)	2,441,254	2.5%
Gary Metzger (3)	4,293,796	4.3%
Steven K. Nelson (3)	490,825	0.5%
William B. Hoagland	2,750,000	2.8%
Jay Puchir (4)	4,214,057	4.3%
Directors & Executive Officers as a Group (7 persons)	18,523,953	18.8%

5% or Greater Stockholders:
Nepsis Capital Management, Inc. (5)	12,596,486	12.8%

Notes:

(1)	Includes 4,591 shares held by the Pataki-Cahill Group, LLC, 868,612 shares of common stock from Banner Energy Services Corp, and options to purchase 409,818 shares.

(2)	Includes vested options to purchase 2,603,750 shares.

(3)	Includes options to purchase 455,075 shares.

(4)	Includes options to purchase 450,000 shares, as well as the control of 1,000,000 shares held by Banner Energy Services Corp, and 2,739,726 shares of common stock.

(5)	The address to this shareholder is 8692 Eagle Creek Circle, Minneapolis, MN 55378. Based solely upon the information contained in a Schedule 13D filed on January 24, 2019. According to that Schedule 13D, Nepsis Capital Management, Inc. disclaims all dispositive power and voting power over all reported shares.

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

There were no transactions occurring since April 1, 2018, or that are currently proposed, (i) in which the Company was or is to be a participant, (ii) where the amount involved exceeds $120,000, and (iii) in which the Company’s executive officers, directors, principal stockholders and other related parties had a direct or indirect material interest, except the following:

Gary Metzger advanced $328 to the Company through March 31, 2020, under the terms of a note payable that bears 10% simple interest per annum, and the principal balance along with accrued interest is payable July 30, 2020 or upon demand. Interest expense on the note for the year ended March 31, 2020 was $27. In addition, the Company assumed $250 in notes entered into in March 2020 via the acquisition of Banner Midstream from the same board member at 15% interest.

The Company issued 8,945 shares of common stock (which Banner Parent issued to certain of its noteholders) and assumed $11,774 in debt and lease liabilities of Banner Midstream. The Company’s Chief Executive Officer and another director, John Cahill, recused themselves from all board discussions on the acquisition of Banner Midstream as they are stockholders and/or noteholders of Banner Midstream. The transaction was approved by all of the disinterested members of the Board of Directors of the Company. The Chairman and CEO of Banner Parent is a former officer of the Company and is currently the Principal Accounting Officer of the Company and Chief Executive Officer and President of Banner Midstream. Included in the shares issued in this transaction, John Cahill received 821,918 shares of common stock and Jay Puchir received 2,739,726 shares of common stock.

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

After reviewing all relevant relationships, the Board of Directors concluded that Cahill, Metzger, and Nelson are independent under the SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and in accordance with NYSE Corporate Governance Rules. No director or executive officer of the Company is related to any other director or executive officer of the Company by blood, marriage or adoption. In making its independence determination, the Board considered all relevant transactions, relationships, or arrangements, including those disclosed under the section titled “Certain Relationships and Related Transactions.”

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

The Nominating Committee currently consists of Messrs. Cahill, as chair, Metzger, and Nelson. The process followed by the Nominating Committee to identify and evaluate candidates includes (i) requesting recommendations from the Board, the Chief Executive Officer, and other parties, (ii) meeting to evaluate biographical information and background material relating to potential candidates and their qualifications, and (iii) interviewing selected candidates. The Nominating Committee also considers recommendations for nomination to the Board submitted by stockholders. A stockholder who desires to recommend a prospective nominee for the Board should notify the Secretary of the Company or any member of the Nominating Committee in writing with supporting material the stockholder considers appropriate. The Nominating Committee has the authority and ability to retain compensation or other consultants and search firms to identify or evaluate director candidates.

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

The Audit Committee appointed RBSM, LLP (“RBSM”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2020.

The following table sets forth the aggregate fees paid by us to RBSM for professional services rendered in connection with the audit of the Company’s consolidated financial statements for the years ended March 31, 2020 and 2019.

	2020	2019
Audit fees(1)	$120,000	$55,000
Audit-related fees	-	-
Tax Fees	-	-
All other fees(2)	-	-
Total	$120,000	$55,000

(1)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC.

(2)	Fees related to issuance of comfort letter to investment bankers in relation to issuance of capital stock and consent for report on fiscal year 2020 and 2019 financial statements to be included in fiscal 2020 Form 10-K.

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

PART IV

  Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

●	Ecoark Holdings, Inc. and Subsidiaries Audited Consolidated Balance Sheets at March 31, 2020 and 2019

●	Ecoark Holdings, Inc. and Subsidiaries Audited Consolidated Statements of Operations for Fiscal Years Ended March 31, 2020 and 2019

●	Ecoark Holdings, Inc. and Subsidiaries Audited Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for March 31, 2020 and 2019

●	Ecoark Holdings, Inc. and Subsidiaries Audited Consolidated Statements of Cash Flows for Fiscal Years Ended March 31, 2020 and 2019

●	Ecoark Holdings, Inc. and Subsidiaries Notes to Audited Consolidated Financial Statements

(b)	Exhibits

Exhibit No.	Description of Exhibit
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger by and between Magnolia Solar Corporation and Ecoark Inc. dated as of January 29, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 4, 2016 (File No. 000-53361).
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 13, 2008 (File No. 333-151633).
3.2	Amended and Restated Bylaws, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC as of January 7, 2010 (File No. 000-53361).
3.3	Certificate of Amendment of Certificate of Incorporation of Magnolia Solar Corporation, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 24, 2016 (File No. 000-53361).
3.4	Certificate of Amendment to the Bylaws of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC as of April 14, 2016 (File No. 000-53361).
3.5	Amended and Restated Bylaws of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 28, 2017 (File No. 000-53361).
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock dated as of November 12, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of November 12, 2019 (File No. 000-53361).
3.7	Certificate of Amendment to Articles of Incorporation of Ecoark Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 7, 2020 (File No. 000-53361).
(4)	Instruments defining the rights of securities holders
4.1	Magnolia Solar Corporation 2013 Incentive Stock Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC as of February 7, 2013 (File No. 333-186505)
(10)	Material Contracts
10.1	Form of Modification Agreement between Magnolia Solar Corporation and holders of Original Issue Discount Senior Secured Convertible Notes and Warrants, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of February 4, 2016 (File No. 000-53361).
10.2	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 6, 2016 (File No. 000-53361).
10.3	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC as of April 29, 2016 (File No. 333-211045).
10.4	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC as of May 4, 2016 (File No. 000-53361).
10.5	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC as of May 4, 2016 (File No. 000-53361).
10.6	Share Exchange Agreement by and between Pioneer Products, LLC, Sable Polymer Solutions, LLC and Ecoark Holdings, Inc., dated as of May 3, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 9, 2016 (File No. 000-53361).
10.7	Master License Agreement by and between Magnolia Solar, Inc. and Magnolia Optical Technologies, Inc., dated as of April 30, 2008, incorporated by reference to Exhibit 10.8 to the Company’s Amended Registration Statement on Form S-1/A filed with the SEC as of June 17, 2016 (File No. 333-211045).
10.8	Share Exchange Agreement by and between Ecoark Holdings, Inc., Eco3D, LLC and Ken Smerz and Ted Mort, dated as of September 22, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of September 28, 2016 (File No. 000-53361).
10.9	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361).
10.10	Purchase Agreement by and between Ecoark Holdings, Inc. and Reddiamond Partners LLC, dated as of January 13, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of January 13, 2017 (File No. 000-53361).

10.11	Form of 10% Secured Convertible Promissory Note of Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 6, 2017 (File No. 000-53361).
10.12	Form of Securities Purchase Agreement, dated March 14, 2017, by and between Ecoark Holdings, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361).
10.13	Form of Warrant Agreement of Ecoark Holdings, Inc., dated March 14, 2017, by and between Ecoark Holdings, Inc. and various purchasers of common stock, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 14, 2017 (File No. 000-53361).
10.14	Form of Warrant Agreement of Ecoark Holdings, Inc., dated March 31, 2017, by and between Ecoark Holdings, Inc. and various holders of convertible debt, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 3, 2017 (File No. 000-53361).
10.15	Form of Asset Purchase Agreement, dated as of April 10, 2017 by and among Eco3d Acquisition LLC, the Company, and Eco3d LLC, an indirect wholly-owned subsidiary of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 14, 2017 (File No. 000-53361).
10.16	Form of Securities Purchase Agreement, dated May 22, 2017, by and between Ecoark Holdings, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361).
10.17	Form of Warrant Agreement of Ecoark Holdings, Inc., dated May 22, 2017, by and between Ecoark Holdings, Inc. and various purchasers of common stock, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 23, 2017 (File No. 000-53361).
10.18	Exchange Agreement, entered into on May 18, 2017 by and among the Company, Zest Labs, Inc., 440labs, Inc., SphereIt, LLC and certain other parties, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 24, 2017 (File No. 000-53361).
10.19	Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, effective June 13, 2017 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated and filed with the SEC on June 14, 2017 (File No. 333-218748).
10.20	Form of Stock Option Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2017 (File No. 000-53361).
10.21	Form of Restricted Stock Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2017 (File No. 000-53361).
10.22	Form of Restricted Stock Unit Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC as of June 20, 2017 (File No. 000-53361).
10.23	Form of Securities Purchase Agreement, dated March 14, 2018, by and between Ecoark Holdings, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 20, 2018 (File No. 000-53361).
10.24	Form of Warrant Agreement of Ecoark Holdings, Inc., dated March 14, 2018, by and between Ecoark Holdings, Inc. and various purchasers of common stock, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of March 20, 2018 (File No. 000-53361).
10.25	Separation Agreement between the Company and Jay Puchir, dated May 11, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 17, 2018 (File No. 000-53361).
10.26	Asset Purchase Agreement, dated as of August 8, 2018, by and among Virterras Materials US LLC, Sable Polymer Solutions, LLC, Pioneer Products, LLC, Ecoark, Inc., and Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of August 13, 2018 (File No. 000-53361).
10.27	Form of Loan and Security Agreement, dated December 28, 2018, by and between Trend Discovery SPV I, LLC and Ecoark Holdings, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of January 4, 2019 (File No. 000-53361).
10.28	Form of Exchange Agreement of Ecoark Holdings, Inc., dated October 28, 2019, by and between Ecoark Holdings, Inc. and the investor signatory thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of October 28, 2019 (File No. 000-53361).
10.29	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of November 12, 2019 (File No. 000-53361).
10.30	Form of Registration Rights Agreement, dated as of November 13, 2019, by and between Ecoark, Inc. and various purchasers named therein, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC as of November 12, 2019 (File No. 000-53361).
10.31	Securities Purchase Agreement, dated November 11, 2019, by and between Ecoark Holdings, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of November 12, 2019 (File No. 000-53361).
10.32	Form of Letter Agreement, dated as of January 26, 2020, by and between Ecoark, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of January 30, 2020 (File No. 000-53361).
10.33	Form of Replacement Warrant, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of January 30, 2020 (File No. 000-53361).
10.34	Stock Purchase and Sale Agreement, dated March 27, 2020, by and between Ecoark Holdings, Inc. and Banner Energy Services Corp., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 2, 2020 (File No. 000-53361).
10.35	Form of Letter Agreement, dated as of May 9, 2020, by and between Ecoark, Inc. and various purchasers named therein, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of May 11, 2020 (File No. 000-53361).
10.36	Form of Replacement Warrant, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of May 11, 2020 (File No. 000-53361).

(14)	Code of Ethics
14.1*	Code of Ethics
(16)	Letter re change in certifying accountant
16.1	Letter from KBL, LLP dated November 19, 2019 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC as of November 19, 2018 (File No. 000-53361).
(21)	Subsidiaries of the Registrant
21.1**	List of Subsidiaries
(23)	Consents of Experts and Counsel
23.1**	Consent of Independent Registered Public Accounting Firm
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1**	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certification
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The full text of the Code of Ethics is available on our website at https://www.zestlabs.com/downloads/Code-of-Ethics-2016.pdf and we undertake to provide a copy of our Code of Ethics to anyone without charge upon request to our executive offices.

**	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOARK HOLDINGS, INC.
(Registrant)

SIGNATURE	TITLE	DATE

/s/ Randy S. May	Chairman of the Board and Chief Executive Officer	June 29, 2020
Name: Randy S. May	(Principal Executive Officer)

/s/ William B. Hoagland	Principal Financial Officer	June 29, 2020
Name: William B. Hoagland	(Principal Financial and Accounting Officer)

/s/ Steven K. Nelson	Director	June 29, 2020
Name: Steven K. Nelson

/s/ Peter Mehring	Director	June 29, 2020
Name: Peter Mehring

/s/ Gary Metzger	Director	June 29, 2020
Gary Metzger

/s/ John Cahill	Director	June 29, 2020
John Cahill