Form 10-Q
period 2020-06-30
Ecoark Holdings, Inc.
filed 2020-08-13
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 100,579,935 shares of the Registrant’s $0.001 par value common stock outstanding as of August 13, 2020.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollars in thousands,
	except per share data)
	June 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($85 and $85 pledged as collateral for credit as of June 30, 2020 and March 31, 2020, respectively)	$1,793	$406
Accounts receivable, net of allowance of $566 and $500 as of June 30, 2020 and March 31, 2020, respectively	224	172
Note receivable, net of allowance of $0 and $25 as of June 30, 2020 and March 31, 2020, respectively	226	-
Inventories – Crude Oil	248	-
Current assets of discontinued operations	2	-
Prepaid expenses and other current assets	2,205	676
Total current assets	4,698	1,254
NON-CURRENT ASSETS
Property and equipment, net	3,697	3,965
Intangible assets, net	2,279	2,350
Goodwill	10,225	10,225
Right of use assets – financing leases	550	589
Right of use assets – operating leases	122	142
Oil and gas properties, full cost-method	6,001	6,135
Non-current assets of discontinued operations	249	249
Other assets	7	7
Total non-current assets	23,130	23,662
TOTAL ASSETS	$27,828	$24,916

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$700	$751
Accrued liabilities	2,441	3,036
Due to prior owners	1,250	2,358
Derivative liabilities	19,062	2,775
Current portion of long-term debt	1,658	6,401
Notes payable – related parties	955	2,172
Current portion of lease liability – financing leases	138	137
Current portion of lease liability – operating leases	79	85
Current liabilities of discontinued operations	228	228
Total current liabilities	26,511	17,943
NON-CURRENT LIABILITIES
Lease liability – financing leases, net of current portion	401	436
Lease liability – operating leases, net of current portion	59	74
Long-term debt, net of current portion	3,231	421
Asset retirement obligations	302	295
Total liabilities	30,504	19,169

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT) (Numbers of shares rounded to thousands)

Preferred stock, $0.001 par value; 5,000 shares authorized; none and 1(Series C) issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	-	-
Common stock, $0.001 par value; 200,000 shares authorized, 98,604 shares issued and 98,019 shares outstanding as of June 30, 2020 and 85,876 shares issued and 85,291 shares outstanding as of March 31, 2020	99	86
Additional paid-in-capital	148,100	135,355
Accumulated deficit	(149,204)	(128,023)
Treasury stock, at cost	(1,671)	(1,671)
Total stockholders’ equity (deficit)	(2,676)	5,747
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,828	$24,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	June 30,
	2020	2019
	(Dollars in thousands,
	except per share data)
CONTINUING OPERATIONS:
REVENUES	$2,313	$35
COST OF REVENUES	1,093	45
GROSS PROFIT (LOSS)	1,220	(10)
OPERATING EXPENSES:
Selling, general and administrative	2,884	1,550
Depreciation, amortization, depletion and accretion	301	77
Research and development	230	897
Total operating expenses	3,415	2,524
Loss from continuing operations before other income (expense)	(2,195)	(2,534)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liability	(17,393)	945
Gain on exchange of warrants for common stock	1,630	-
Loss on conversion of long-term debt and accrued expenses	(2,194)	-
Loss on disposal of fixed assets	(105)	-
Loss on abandonment of oil and gas property	(83)	-
Interest expense, net of interest income	(841)	(59)
Total other income (expenses)	(18,986)	886
LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(21,181)	(1,648)
DISCONTINUED OPERATIONS:
Gain on disposal of discontinued operations	-	2
Total discontinued operations	-	2
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(21,181)	$(1,646)

NET LOSS PER SHARE
Basic and diluted: Continuing operations	$(0.23)	$(0.03)
Discontinued operations	$(0.00)	$-
Total	$(0.23)	$(0.03)

SHARES USED IN CALCULATION OF NET LOSS PER SHARE
Basic and diluted	91,784	53,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollar amounts and number of shares in thousands)

	Preferred		Common		Additional Paid-In-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balances at March 31, 2019	-	$-	52,571	$53	$113,310	$(115,886)	$(1,671)	$(4,194)

Shares issued in acquisition of Trend Holdings	-	-	5,500	5	3,232	-	-	3,237

Share-based compensation	-	-	-	-	582	-	-	582

Net loss for the period	-	-	-	-	-	(1,646)	-	(1,646)

Balances at June 30, 2019	-	$-	58,071	$58	$117,124	$(117,532)	$(1,671)	$(2,021)

Balances at March 31, 2020	1	$-	85,876	$86	$135,355	$(128,023)	$(1,671)	$5,747

Shares issued in the conversion of long-term debt and accrued interest	-	-	2,622	3	3,939	-	-	3,942

Shares issued in the conversion of accounts payable and accrued expenses	-	-	466	-	677	-	-	677

Preferred shares converted into common shares	(1)	-	1,540	2	(2)	-	-	-

Shares issued in the exercise of warrants, net of expenses	-	-	7,657	8	6,668	-	-	6,676

Shares issued in the exercise of stock options	-	-	443	-	349	-	-	349

Stock based compensation,	-	-	-	-	1,114	-	-	1,114

Net loss for the period	-	-		-	-	(21,181)	-	(21,181)

Balances at June 30, 2020	-	$-	98,604	$99	$148,100	$(149,204)	$(1,671)	$(2,676)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	June 30,
	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(21,181)	$(1,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, depletion and accretion	301	77
Share-based compensation	1,114	582
Change in fair value of derivative liabilities	17,393	(945)
Bad debt	66	-
Gain on exchange of warrants	(1,630)	-
Loss on sale of fixed assets	105	-
Loss on abandonment of oil and gas property	83	-
Warrants granted for interest expense	524	-
Recovery of bad debt	(25)	-
Loss on conversion of debt and liabilities to common stock	2,194	-
Amortization of debt discount	149	-
Gain on sale of discontinued operations	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	(118)	387
Inventories	(248)	-
Prepaid expenses and other current assets	(1,262)	664
Amortization of right of use asset – financing leases	39	-
Amortization of right of use assets – operating leases	20	-
Other assets	-	1
Interest on lease liability – financing leases	(34)	-
Interest on lease liability – operating leases	(21)	-
Accounts payable	(52)	(124)
Accrued liabilities	(252)	30
Net cash used in operating activities of continuing operations	(2,835)	(976)
Net cash used in discontinued operations	(2)	(- )
Net cash used in operating activities	(2,837)	(976)

Cash flows from investing activities:
Cash received in acquisition of Trend Holdings	-	3
Advance of note receivable	(200)	-
Purchases of oil and gas properties	(2)	-
Proceeds from the sale of fixed assets	43	-
Proceeds received from sale of Magnolia	-	5
Purchases of fixed assets	(50)	(-)
Net cash provided by (used in) investing activities of continuing operations	(209)	8
Net cash used in investing activities of discontinued operations	(-)	(-)
Net cash provided by (used in) investing activities	(209)	8

Cash flows from financing activities:
Proceeds from exercise of warrants, net of fees	6,677	-
Proceeds from exercise of stock options	349	-
Proceeds from notes payable – related parties	400	298
Proceeds from long-term debt	1,869	-
Repayment of long-term debt	(3,554)	-
Repayment to prior owners	(266)	-
Repayment of notes payable – related parties	(1,042)	-
Proceeds from credit facility	-	460
Net cash provided by financing activities	4,433	758
NET INCREASE (DECREASE) IN CASH	1,387	(210)
Cash - beginning of period	406	244
Cash - end of period	$1,793	$34

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$333	$-
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock converted into common stock	$2	$-
Conversion of long-term debt and notes payable and accrued interest into common stock	$3,942	$-
Conversion of accounts payable and accrued expenses into common stock	$677	$-

Assets acquired via acquisition of Trend Holdings.:
Current assets	$-	$12
Goodwill	$-	$3,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings is a diversified holding company, incorporated in the state of Nevada on November 19, 2007. Ecoark Holdings has four wholly owned subsidiaries: Ecoark, Inc. (“Ecoark”), a Delaware corporation which is the parent of Zest Labs, Inc. (“Zest Labs”), 440IoT Inc., a Nevada corporation (“440IoT”), Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”). Zest Labs, offers the Zest Fresh solution, a breakthrough approach to quality management of fresh food, specifically designed to help substantially reduce the $161 billion amount of food loss the U.S. experiences each year. Banner Midstream is engaged in oil and gas exploration, production and drilling operations on over 10,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi. Banner Midstream also provides transportation and logistics services and procures and finances equipment to oilfield transportation service contractors. Trend Holdings invests in a select number of early stage startups each year as part of the fund’s Venture Capital strategy.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

Principles of Consolidation

The condensed consolidated financial statements of Ecoark Holdings and its subsidiaries and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature. The condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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

Reclassifications

The Company has reclassified certain amounts in the June 30, 2019 condensed consolidated financial statements to be consistent with the June 30, 2020 presentation. Reclassifications relating to the discontinued operations are described in Note 2. The reclassifications had no impact on net loss or net cash flows for the three months ended June 30, 2020 and 2019.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

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

There was $53 and $0 in depreciation, depletion and amortization expense for the Company’s oil and gas properties for the three months ended June 30, 2020 and 2019, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting date, to perform a test to determine the limit on the book value of our oil and gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, the excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to SAB 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized, net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of June 30, 2020 and there was no indication of impairment on the oil and gas properties.

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

Inventories

Crude oil, products and merchandise inventories are carried at the lower of cost (LIFO) or net realizable value. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location.

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
JUNE 30, 2020

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software as a service (“SaaS”) contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty-day payment terms from when the Company satisfies the performance obligation in the contract. The Company did not have significant revenue from software license agreements in the three months ended June 30, 2020 and 2019, respectively.

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

For Pinnacle Frac, accounts receivable is comprised of unsecured amounts due from customers that have been conveyed to a factoring agent without recourse. Pinnacle Frac receives an advance from the factoring agent of 98% of the amount invoiced to the customer within one business day. The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 2% finance charge by the factoring agent, and realizes cash for the 98% net proceeds received. The Company has recognized an allowance for doubtful accounts of $566 as of June 30, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

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

Liquidity

For the three months ended June 30, 2020 and 2019, the Company had a net loss of $21,181 and $1,646, respectively, has a working capital deficit of $21,813 as of June 30, 2020, and has an accumulated deficit as of June 30, 2020 of $149,204. As of June 30, 2020, the Company has $1,793 in cash and cash equivalents.

The Company alleviated the substantial doubt regarding this uncertainty as of March 31, 2020 which continues to be alleviated at June 30, 2020 as a result of the Company’s acquisition of Banner Midstream on March 27, 2020 which bring revenue generating subsidiaries with reserves of oil properties over $6 million and existing customer relationships over $2 million, coupled with the raising of $1,585 in the exercise of warrants in July and August 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

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

Based on this acquisition, company-wide consolidation, and management’s plans, the Company believes that the current cash on hand and anticipated cash from operations is sufficient to conduct planned operations for one year from the issuance of the unaudited condensed consolidated financial statements.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides aid to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small business are eligible for a loan to fund payroll expenses, rent and related costs.

In April 2020, the Company and one of its subsidiaries entered into PPP loans with financial institutions, See Notes 11 (u) and (v). Should the Company meet the criteria established under the loan, these amounts will be forgiven.

NOTE 2: DISCONTINUED OPERATIONS

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

Carrying amounts of major classes of assets and liabilities included as part of discontinued operations in the condensed consolidated balance sheet as of June 30, 2020 for Pinnacle Vac consisted of the following:

Current asset
Cash	$2
Total current assets	$2

Property and equipment, net	$249
Non-current assets	$249

Accounts payable	$228
Current liabilities	$228

There was no income (loss) from discontinued operations for the three months ended June 30, 2020.

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

NOTE 3: REVENUE

The following table disaggregates the Company’s revenue by major source for the three months ended June 30:

	2020	2019
Revenue:
Software as a Service (“SaaS”)	$-	$12
Professional Services	-	23
Financial Services	90	-
Oil and Gas Services	2,125	-
Fuel Rebate	46	-
Equipment Rental	52	-
	$2,313	$35

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

NOTE 4: INVENTORIES

The Company’s inventories of $248 consisted of crude oil of approximately 6,908 barrels of unsold crude oil using LIFO cost method.

NOTE 5: NOTE RECEIVABLE

The Company entered into a $225 senior secured convertible promissory note on June 18, 2020 with Rabb Resources, LTD. The Company had an existing note in the amount of $25 that had not been secured, and rolled an additional $200 into Rabb Resources, LTD, whereby the entire amount now becomes secured. The note is non-interest bearing if paid or converted within forty-five days of the issuance date of June 18, 2020 (August 2, 2020, which is the maturity date). If not paid or converted, the note bears interest at 11% per annum, paid in cash on a quarterly basis.

This note is convertible into shares of Rabb Resources, LTD. based on a valuation of Rabb Resources, LTD. into shares of that company at a value of the $225.

The Company has accrued interest income in the amount of $1 as of June 30, 2020 as the repayment of this note had not occurred by the maturity date.

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
Zest Labs freshness hardware	$2,493	$2,493
Computers and software costs	222	222
Leasehold improvements – Pinnacle Frac	18	18
Machinery and equipment - Technology	200	200
Machinery and equipment – Commodity	3,267	3,405
Total property and equipment	6,200	6,338
Accumulated depreciation and impairment	(2,503)	(2,373)
Property and equipment, net	$3,697	$3,965

As of June 30, 2020 and March 31, 2020, the Company performed an evaluation of the recoverability of these long-lived assets. The analysis resulted in no impairment as of related to these assets.

The Company acquired $3,423 in property and equipment on March 27, 2020 in the acquisition of Banner Midstream.

Depreciation expense for the three months ended June 30, 2020 and 2019 was $170 and $77, respectively. During the three months ended June 30, 2020, the Company disposed of $188 worth of equipment that had a net value of $148 for cash proceeds of $43, resulting in a loss on disposal of $105.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
Patents	$1,013	$1,013
Customer relationships	2,100	2,100
Non-compete agreements	250	250
Outsourced vendor relationships	340	340
Non-compete agreements	1,017	1,017
Total intangible assets	4,720	4,720
Accumulated amortization and impairment	(2,441)	(2,370)
Intangible assets, net	$2,279	$2,350

All intangible assets prior to the acquisition of Banner Midstream were fully impaired as of March 31, 2019. Those intangible assets related to the outsourced vendor relationships and non-compete agreements were recorded as part of the acquisition of 440labs. Goodwill of $3,223 was recorded in the Trend Holdings acquisition, and $7,002 was recorded in the Banner Midstream acquisition.

In the acquisition of Banner Midstream, the Company acquired the customer relationships and non-compete agreements valued at $2,350. The estimated useful lives of the customer relationships is ten years based on the estimated cash flows from those customer contracts, and the estimated useful lives of the non-compete agreement is five years amortized over a straight-line method.

Amortization expense for the three months ended June 30, 2020 and 2019 was $71 and $0, respectively.

The following is the future amortization of the intangibles as of June 30:

2021	$301
2022	326
2023	259
2024	265
2025	251
Thereafter	877
$2,279

In addition to the statutory based intangible assets noted above, the Company incurred $10,225 in the purchase of Trend and Banner Midstream as follows:

Acquisition – Trend Discovery	$3,223
Acquisition – Banner Midstream	7,002
Goodwill – June 30, 2020 and March 31, 2020	$10,225

The Company assessed the criteria for impairment, and there were no indicators of impairment present as of June 30, 2020, and therefore no impairment is necessary.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2020

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2020	March 31, 2020
Professional fees and consulting costs	$85	$106
Vacation and paid time off	93	126
Legal fees	-	503
Compensation	241	865
Interest	380	673
Insurance	1,442	548
Other	200	215
Total	$2,441	$3,036

On March 27, 2020, the Company assumed $2,362 in the acquisition of Banner Midstream, and in addition, assumed $2,362 in amounts that are due to prior owners of Banner Midstream and their subsidiaries. These amounts are non-interest bearing and due on demand. As of June 30, 2020 and March 31, 2020, $1,250 and $2,358 of the amounts due to prior owners is currently due, and $50 of this amount was converted in the Company’s fiscal quarter ending September 30, 2020. The Company converted $1,208 of amounts due to prior owners which resulted in a loss on conversion of $366 in the three months ended June 30, 2020.

NOTE 9: WARRANT DERIVATIVE LIABILITIES

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

JUNE 30, 2020

On July 12, 2019, the March and August 2018 warrants were exchanged for 4,277 shares of Company common stock, and all of those warrants were extinguished. The fair value of the shares issued was $3,293, and the fair value of the warrants was $2,455 resulting in a loss of $840 that was recognized on the exchange.

As described further in Note 13 below, on August 22, 2019 the Company issued warrants that can be exercised in exchange for 3,922 shares of Company common stock to investors that invested in shares of Company preferred stock. The fair value of those warrants was estimated to be $1,576 at inception and on January 26, 2020, the Company entered into letter agreements with accredited institutional investors holding the warrants issued with the Company’s Series B Convertible Preferred Stock on August 21, 2019. Pursuant to the agreements, the investors agreed to a cash exercise of 3,921 of the warrants at a price of $0.51. The Company additionally, granted 5,882 warrants at $0.90.  On January 27, 2020, the Company received approximately $2,000 in cash from the exercise of the August 2019 warrants and issued the January 2020 warrants to the investors, which have an exercise price of $0.90 and may be exercised within five years of issuance. This transaction resulted in a loss on extinguishment of $1,038.

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

On April 15, 2020, the Company granted 200 warrants with an exercise price of $0.73 per share to extend the maturity date of the Senior Secured Debt acquired in the Banner Midstream acquisition to May 31, 2020. The fair value of those warrants was estimated to be $84 at inception and $551 as of June 30, 2020.

On April 15, 2020, the Company granted 50 warrants with an exercise price of $0.73 to extend the maturity date of the Senior Secured Debt acquired in the Banner Midstream acquisition to May 31, 2020. The Company does not believe this transaction constitutes an accounting extinguishment of debt due to a material modification of the debt instrument. The fair value of those warrants was estimated to be $21 at inception and $138 as of June 30, 2020.

On April 15 and 16, 2020, the Company received $438 in proceeds in a loan provided by Trend Discovery SPV I. Since they were the borrower and responsible for repayment of these amounts the Company granted 1,000 warrants at $0.73 for collateral for the loan. The fair value of those warrants was estimated to be $419 at inception and $2,753 as of June 30, 2020.

On May 10, 2020, the November 2019 and January 2020 warrants were exchanged for 7,262 shares of Company common stock, and all of those warrants were extinguished resulting in a gain on extinguishment of $1,630.

On May 10, 2020, the Company issued warrants that can be exercised to purchase a number of shares of common stock of the Company The fair value of those warrants was estimated to be $6,115 at inception and $15,620 as of June 30, 2020.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2020 and March 31, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2020

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used in June 30, 2020 and March 31, 2020 and at inception:

	Three Months Ended	Year Ended
	June 30, 2020	March 31, 2020	Inception

Expected term	4.58 - 5 years	4.67-4.83 years	5.00 years
Expected volatility	94 - 101%	95%	91% - 107%
Expected dividend yield	-	-	-
Risk-free interest rate	0.61 - 0.73%	0.70%	1.50% - 2.77%

The Company’s derivative liabilities associated with the warrants are as follows:

	June 30, 2020	March 31, 2020	Inception
Fair value of 1,000 March 17, 2017 warrants	$-	$-	$4,609
Fair value of 1,850 May 22, 2017 warrants	-	-	7,772
Fair value of 2,565 March 16, 2018 warrants	-	-	3,023
Fair value of 2,969 August 14, 2018 warrants	-	-	2,892
Fair value of 3,922 August 22, 2019 warrants	-	-	1,576
Fair value of 1,379 November 11, 2019 warrants	-	543	1,107
Fair value of 5,882 January 27, 2020 warrants	-	2,232	3,701
Fair value of 200 April 15, 2020 warrants	551	-	84
Fair value of 50 April 15, 2020 warrants	138	-	21
Fair value of 1,000 April 16, 2020 warrants	2,753	-	419
Fair value of 5,882 May 10, 2020 warrants	15,620	-	6,115
	$19,062	$2,775

During the three months ended June 30, 2020 and 2019 the Company recognized changes in the fair value of the derivative liabilities of $(17,393) and $945, respectively. The March and May 2017 warrants, March and August 2018 warrants, the August and November 2019 warrants, and the January 2020 warrants were exchanged and thus were no longer outstanding as of June 30, 2020. The November 2019 and January 2020 warrants were exercised in May 2020.

Activity related to the warrant derivative liabilities for the period ended June 30, 2020 is as follows:

Beginning balance as of March 31, 2020	$2,775
Issuances of warrants – derivative liabilities	6,639
Warrants exchanged for common stock	(7,745)
Change in fair value of warrant derivative liabilities	17,393
Ending balance as of June 30, 2020	$19,062

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2020

NOTE 10: OIL AND GAS PROPERTIES

The Company’s holdings in oil and gas mineral lease (“OGML”) properties as of June 30, 2020 and March 31, 2020 are as follows:

	June 30, 2020	March 31, 2020
Property acquired from Shamrock	$1,962	$1,970
Properties acquired from White River	4,037	4,165
Asset purchase – June 2020	2	-
Total OGML Properties	$6,001	$6,135

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

As discussed in Note 15, the Company acquired certain leases on June 11, 2020 and June 18, 2020 in Mississippi and Louisiana valued at $2. These assets were paid entirely in cash. In addition, the Company impaired $83 of property as it let certain leases lapse.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2020

The following table summarizes the Company’s oil and gas activities by classification for the three months ended June 30, 2020. There was no activity for the three months ended June 30, 2019:

Activity Category	March 31, 2020	Adjustments (1)	June 30, 2020
Proved Developed Producing Oil and Gas Properties
Cost	$167	$-	$167
Accumulated depreciation, depletion and amortization	-	(1)	(1)

Total	$167	$(1)	$166

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$5,968	$(81)	$5,887
Accumulated depreciation, depletion and amortization	-	(52)	(52)

Total	$5,968	$(133)	$5,835

Grand Total	$6,135	$(134)	$6,001

(1)	Pursuant to the preliminary asset allocation in Banner Midstream acquisition.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2020

NOTE 11: LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
Credit facility – Trend Discovery SPV 1, LLC (a)	$-	$-
Senior secured bridge loan – Banner Midstream (b)	-	2,222
Note payable – LAH 1 (c)	-	110
Note payable – LAH 2 (d)	-	77
Note payable – Banner Midstream 1 (e)	-	303
Note payable – Banner Midstream 2 (f)	-	397
Note payable – Banner Midstream 3 (g)	433	500
Merchant Cash Advance (MCA) loan – Banner Midstream 1 (h)	-	361
MCA loan – Banner Midstream 2 (i)	-	175
MCA loan – Banner Midstream 3 (j)	-	28
Note payable – Banner Midstream – Alliance Bank (k)	1,203	1,239
Commercial loan – Pinnacle Frac – Firstar Bank (l)	859	952
Auto loan 1 – Pinnacle Vac – Firstar Bank (m)	37	40
Auto loan 2 – Pinnacle Frac – Firstar Bank (n)	49	52
Auto loan 3 – Pinnacle Vac – Ally Bank (o)	40	42
Auto loan 4 – Pinnacle Vac – Ally Bank (p)	45	47
Auto loan 5 – Pinnacle Vac – Ally Bank (q)	42	44
Auto loan 6 – Capstone – Ally Bank (r)	90	97
Tractor loan 7 – Capstone – Tab Bank (s)	222	235
Equipment loan – Shamrock – Workover Rig (t)	-	50
Ecoark – PPP Loan (u)	386	-
Pinnacle Frac Transport – PPP Loan (v)	1,483	-
Total long-term debt	4,889	6,971
Less: debt discount	(- )	(149)
Less: current portion	(1,658)	(6,401)
Long-term debt, net of current portion	$3,231	$421

(a)	On December 28, 2018, the Company entered into a $10,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000 with a cap of $10,000, including the $1,000 advanced on December 28, 2018 and an additional $350 advanced through March 31, 2019, resulting in a balance of $1,350 at March 31, 2019.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2020

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

Interest expense on the note for the three months ended June 30, 2020 and 2019 was $0 and $62, respectively.

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

(b)	Senior secured bridge loan of $2,222, containing a debt discount of $132 as of March 31, 2020. This was assumed in the Banner Midstream acquisition, and fully repaid in May 2020, and was secured by machinery and equipment of Pinnacle Frac.

(c)	Unsecured note payable previously issued April 2, 2018 which was assumed by Banner Midstream in the acquisition of a previous entity. The amount was past due and bears interest at 10% per annum. This amount along with accrued interest of $22 was assumed on March 27, 2020 in the acquisition of Banner Midstream. Amount was paid off in May 2020, and $24 of accrued interest remains at June 30, 2020.

(d)	Unsecured note payable previously issued April 2, 2018 which was assumed by Banner Midstream in the acquisition of a previous entity. The amount was past due and bears interest at 10% per annum. This amount along with accrued interest of $22 was assumed on March 27, 2020 in the acquisition of Banner Midstream. Amount was paid off in May 2020, and $24 of accrued interest remains at June 30, 2020.

(e)	Junior secured note payable issued January 16, 2019 to an unrelated third party at 10% interest. This amount along with accrued interest of $39 was assumed on March 27, 2020 in the acquisition of Banner Midstream. This note along with the accrued interest was repaid in May 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2020

(f)	Unsecured notes payable issued in June and July 2019 to an unrelated third party at 10% interest. There are three notes to this party in total. This amount along with accrued interest of $29 was assumed on March 27, 2020 in the acquisition of Banner Midstream. These notes were converted in May 2020.

(g)	Unsecured note payable issued October 2019 to an unrelated third party at 10% interest. Accrued interest on this note at June 30, 2020 is $42. This amount along with accrued interest of $23 was assumed on March 27, 2020 in the acquisition of Banner Midstream. The balance of this note and remaining accrued interest was converted into 430 shares of common stock in the Company’s fiscal quarter ending September 30, 2020.

(h)	Merchant cash advance loan on Banner Midstream. The Company assumed $368 of this note along with accrued interest of $144. This note along with the accrued interest was repaid in May 2020.

(i)	Merchant cash advance loan on Banner Midstream. The Company assumed $181 of this note along with accrued interest of $70. This note along with the accrued interest was repaid in May 2020.

(j)	Merchant cash advance loan on Banner Midstream. The Company assumed $69 of this note along with accrued interest of $21. This note along with the accrued interest was repaid in May 2020.

(k)	Original loan date of June 14, 2019 with an original maturity date of April 14, 2020. The Company extended this loan for $1,239 at 4.95% with a new maturity date of April 14, 2025. This loan and discount was assumed in the Banner Midstream acquisition.

(l)	Original loan date of February 28, 2018, due July 28, 2020 at 4.5% interest. This loan was assumed in the Banner Midstream acquisition.

(m)	On July 20, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $56 for a service truck maturing July 20, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(n)	On August 3, 2018, Pinnacle Frac Transport entered into a long-term secured note payable for $73 for a service truck maturing August 3, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(o)	On July 18, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $56 for a service truck maturing August 17, 2024. The note is secured by the collateral purchased and accrued interest annually at 9.00% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(p)	On July 26, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $54 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(q)	On July 26, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $54 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2020

(r)	On November 5, 2018, Capstone Equipment Leasing entered into four long-term secured notes payable for $140 maturing on November 5, 2021. The notes are secured by the collateral purchased and accrued interest annually at rates ranging between 6.89% and 7.87% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2020. These notes were assumed in the acquisition of Banner Midstream on March 27, 2020.

(s)	On November 7, 2018, Capstone Equipment Leasing entered into a long-term secured note payable for $301 maturing on November 22, 2023. The note is secured by the collateral purchased and accrued interest annually at 10.25% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(t)	Equipment loan assumed in the acquisition of Banner Midstream on March 27, 2020, and repaid with accrued interest in June 2020.

(u)	PPP loan received by Ecoark Holdings Inc. in April 2020. Loan bears interest at 1% per annum and matures April 2022.

(v)	PPP loan received by Pinnacle Frac Transport. in April 2020. Loan bears interest at 1% per annum and matures April 2022.

The following is a list of maturities as of June 30:

2021	$1,658
2022	2,284
2023	380
2024	331
2025	236
$4,889

During the three months ended June 30, 2020, the Company received proceeds of $1,869 in new long-term debt, repaid $3,554 in existing long-term debt, and converted $397 in existing long-term debt that resulted in a loss on conversion of $443. In addition, the Company converted $65 of accrued interest and paid $333 in accrued interest during this period. The Company recognized a loss of $146 on conversion of the accrued interest to common stock in the three months ended June 30, 2020.

NOTE 12: NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consisted of the following as of June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
Ecoark Holdings Board Member (a)	$582	$578
Ecoark Holdings Officers (b)	274	1,242
Banner Midstream Officers (c)	99	152
Ecoark Holdings – common ownership (d)	-	200
Total Notes Payable – Related Parties	955	2,172
Less: Current Portion of Notes Payable – Related Parties	(955)	(2,172)
Long-term debt, net of current portion	$-	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2020

(a)	A board member advanced $328 to the Company through March 31, 2020, under the terms of a note payable that bears 10% simple interest per annum, and the principal balance along with accrued interest is payable July 30, 2020 or upon demand. Interest expense on the note for the three months ended June 30, 2020 was $8 and $35 is accrued as of June 30, 2020. In addition, the Company assumed $250 in notes entered into in March 2020 via the acquisition of Banner Midstream from the same board member at 15% interest. In addition, another board member advanced $4 in the three months ended June 30, 2020 which is non-interest bearing and due on demand.

(b)	William B. Hoagland, Principal Financial Officer, advanced $30 to the Company in May 2019 pursuant to a note with the same terms as the note with the board member. Randy May, CEO, advanced $45 to the Company in August 2019 pursuant to a note with the same terms as the note with the board member. Interest expense on both of these notes was $5. Both of these amounts along with the accrued interest was repaid during the year ended March 31, 2020. In addition, Randy May advanced $1,242 in five separate notes to Banner Midstream and its subsidiaries prior to the acquisition by the Company. These amounts are due at various times through July 2020 and bear interest at 10-15% interest per annum. Accrued interest on these notes as of June 30, 2020 is $24. $968 of these notes were repaid in May 2020.

(c)	An officer of Banner Midstream who remains an officer of this subsidiary advanced $152 in three separate notes to Banner Midstream and its subsidiaries prior to the acquisition by the Company. These amounts are due at various times through July 2020 and bear interest at 10-15% interest per annum. Accrued interest on these notes as of June 30, 2020 is $9. $55 of these notes were repaid in May 2020.

(d)	A company controlled by an officer of the Company advanced $200 to Banner Midstream and its subsidiaries prior to the acquisition by the Company. These amounts were due April 15, 2020 and bears interest at 14% interest per annum. These notes were converted in May 2020.

During the three months ended June 30, 2020, the Company received proceeds of $400 in notes payable – related parties, repaid $1,042 in existing notes payable – related parties, and converted $575 in existing notes payable – related parties that resulted in a loss on conversion of $1,239. In addition, the Company converted $15 of accrued interest during this period.

NOTE 13: STOCKHOLDERS’ EQUITY (DEFICIT)

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

JUNE 30, 2020

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

As required by the Securities Purchase Agreement, each director and officer of the Company has previously entered into a lock-up agreement with the Company whereby each director and officer has agreed that during the period commencing from the Effective Date until 120 days after the Effective Date, such director or officer will not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of or enter into any transaction to dispose of, or establish or increase a put position or liquidate or decrease a call position, with respect to any share of Common Stock or securities convertible, exchangeable or exercisable into, shares of Common Stock. On August 21, 2019, the Company issued 300 shares of common stock to advisors that assisted with the securities purchase agreement and exchange agreement

On October 15, 2019, nearly all the Series B Preferred Stock shares were converted into 3,761 shares of Common Stock.

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

JUNE 30, 2020

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

In April 2020, the remaining shares of preferred stock in these transactions were converted into 1,540 shares of common stock.

Ecoark Holdings Common Stock

The Company has 100,000 shares of common stock, par value $0.001 which were authorized on March 18, 2016. On March 31, 2020 this amount was increased to 200,000, par value $0.001.

On May 31, 2019, the Company acquired Trend Discovery Holdings, Inc. for 5,500 shares of common stock. The value of this transaction was $3,237.

In the three months ended June 30, 2020, the Company issued 1,540 shares of common stock in April and May 2020 to convert the remaining shares of preferred B and C shares; 7,657 shares of common stock in the exercise of warrants; 443 shares in the exercise of stock options; 466 shares of common stock in the conversion of accounts payable and accrued expenses; and 2,622 shares of common stock in the conversion of long-term debt, notes payable – related parties and accrued interest.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

JUNE 30, 2020

As of June 30, 2020, 98,604 common shares were issued and 98,019 common shares were outstanding, net of 585 treasury shares. As of March 31, 2020, 85,876 common shares were issued and 85,291 common shares were outstanding, net of 585 treasury shares.

Share-based Compensation

Share-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of operations as follows:

	2013 Incentive Stock Plan	2017 Omnibus Incentive Plan	Non-Qualified Stock Options	Common Stock	Total
Three months ended June 30, 2020
Directors	$-	$75	$-	$-	$75
Employees	-	24	878	-	902
Services	-	21	116	-	137
	$-	$120	$994	$-	$1,114

Three months ended June 30,2019
Directors	$-	$100	$-	$-	$100
Employees	-	101	306	-	407
Amortization of services cost	-	75	-	-	75
	$-	$276	306	$-	$582

NOTE 14: COMMITMENTS AND CONTINGENCIES

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

NOTE 15: CONCENTRATIONS

Three and two customers, both in the commodity segment accounted for more than 10% of the accounts receivable balance at June 30, 2020 and March 31, 2020 for a total of 81% and 63% of accounts receivable. In addition, two customers represent approximately 81% and 32% of total revenues for the Company for the three months ended June 30, 2020 (both over 10% individually).

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
JUNE 30, 2020

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
JUNE 30, 2020

The Company acquired the assets and liabilities noted below in exchange for the 8,945 shares and accounted for the acquisition in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows (subject to adjustment):

Cash (including restricted cash)	$205
Accounts receivables	110
Prepaid expenses and other current assets	585
Machinery and equipment	3,426
Oil and gas properties	6,135
Customer relationships	2,100
Trade name	250
Right of use assets	731
Assets of discontinued operations	249
Goodwill	7,002
Intercompany advance	(1,000)
Accounts payable	(268)
Accrued liabilities	(2,362)
Due to prior owners	(2,362)
Lease liabilities	(732)
Liabilities of discontinued operations	(228)
Asset retirement obligation	(295)
Notes payable – related parties	(1,844)
Long-term debt	(6,836)
$4,866

The consideration paid for Banner Midstream was in the form of 8,945 shares of stock at a fair value of $0.544 per share or $4,866. The Company had an independent valuation consultant perform a valuation of Banner Midstream.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

The following table shows the unaudited pro-forma results for the three months ended June 30, 2019, as if the acquisitions had occurred on April 1, 2019. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Trend Holdings, Banner Midstream (which includes White River and Shamrock) and the Company.

Three Months Ended June 30, 2019
(Unaudited)

Revenues	$4,894
Net loss	$(2,270)
Net loss per share	$(0.04)

Energy Assets

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the three months ended June 30, 2020 and 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.  The Company records the fair value of the of the warrant derivative liabilities disclosed in accordance with ASC 815, Derivatives and Hedging. The fair values of the derivatives were calculated using the Black-Scholes Model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in other income (expense) in the consolidated statement of operations.

The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of:

June 30, 2020	Level 1	Level 2	Level 3	Total Gains and (Losses)
Warrant derivative liabilities	-	-	$19,062	$(17,393)

March 31, 2020
Warrant derivative liabilities	-	-	$2,775	$(369)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

NOTE 18: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of June 30, 2020, and for the three months ended June 30, 2020, the Company operated in three segments. The segments are Financial Services (Trend Holdings), Technology (Zest Labs (which includes the operations of 440IoT Inc.)), and Commodities (Banner Midstream). As of June 30, 2019 and for the three months ended June 30, 2019, the Company operated in two segments only (Technology and Financial).

Three Months Ended June 30, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$2,223	$90	$-	$2,313
Cost of revenues	1,093	-	-	1,093
Gross profit	1,130	90	-	1,220
Total operating expenses net of depreciation, amortization, depletion and accretion	2,066	129	919	3,114
Depreciation, amortization, depletion and accretion	238	-	63	301
Other (income) expense	13,738	875	4,373	18,986
Loss from continuing operations	$(14,912)	$(914)	$(5,355)	$(21,181)

Segmented assets as of June 30, 2020
Property and equipment, net	$3,219	$-	$478	$3,697
Oil and Gas Properties	$6,001	$-	$-	$6,001
Intangible assets, net	$9,281	$3,223	$-	$12,504
Capital expenditures	$50	$-	$-	$50

Three Months Ended June 30, 2019	Commodities		Financial	Technology	Total
Segmented operating revenues		$-	$23	$12	$35
Cost of revenues		-	-	45	45
Gross profit		-	23	(33)	(10)
Total operating expenses net of depreciation, amortization, and impairment		-	139	2,308	2,447
Depreciation and amortization		-	-	77	77
Other (income) expense		-	(148)	(738)	(886)
Income (loss) from continuing operations	$		$32	$(1,680)	$(1,648)

Segmented assets as of June 30, 2019
Property and equipment, net		$-	$-	$747	$747
Oil and Gas Properties		$-	$-	$-	$-
Intangible assets, net		$-	$3,223	$-	$3,223
Capital expenditures		$-	$-	$-	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

NOTE 19: LEASES

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

The Company has chosen to implement this standard using the modified retrospective model approach with a cumulative-effect adjustment, which does not require the Company to adjust the comparative periods presented when transitioning to the new guidance. The Company has also elected to utilize the transition related practical expedients permitted by the new standard. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a modified retrospective approach. Adoption of the new standard did not result in an adjustment to retained earnings for the Company.

The Company’s portfolio of leases contains both finance and operating leases that relate primarily to the commodity segment. As of June 30, 2020, the value of the unamortized lease right of use asset is $672, of which $550 is from financing leases (through maturity at June 30, 2024) and $122 is from operating leases (through maturity at September 30, 2022). As of June 30, 2020, the Company’s lease liability was $677, of which $539 is from financing leases and $138 is from operating leases.

Maturity of lease liability for the operating leases for the period ended June 30,
2021	$82
2022	$48
2023	$12
2024	$-
Imputed interest	$(4)

Total lease liability	$138

Disclosed as:
Current portion	$79
Non-current portion	$59

Maturity of lease liability for the financing leases for the period ended June 30,
2021	$151
2022	$151
2023	$148
2024	$119
Imputed interest	$(30)

Total lease liability	$539

Disclosed as:
Current portion	$138
Non-current portion	$401

Amortization of the right of use asset for the period ended June 30,
2021	$212
2022	$185
2023	$156
2024	$119
2025	$-

Total	$672

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2020

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

Three months ended June 30, 2020

Operating lease expense	$20

Finance lease expense
Depreciation of capitalized finance lease assets	35
Interest expense on finance lease liabilities	4

Total lease cost	$59

NOTE 20: ASSET RETIREMENT OBLIGATIONS

In conjunction with the approval permitting the Company to resume drilling in the existing fields, the Company has recorded an asset retirement obligation based upon the plan submitted in connection with the permit. The following table summarizes activity in the Company’s ARO for the periods ended June 30, 2020 and March 31, 2020:

	June 30, 2020	March 31, 2020
Balance, beginning of period	$295	$-
Accretion expense	7	-
ARO liability acquired in Banner Midstream acquisition	-	295
Reclamation obligations settled	-	-
Additions and changes in estimates	-	-
Balance, end of period	$302	$295

NOTE 21: SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the Company had the following transactions:

Between July 29 and August 6, 2020, 1,441 warrants were exercised for $1,585 in cash.

The Company issued on August 4, 2020 430 common shares of stock to convert long-term debt and accrued interest at $1.10 per share. This transaction resulted in a loss on conversion of $894, and issued 68 shares to convert $50 in amounts due to prior owners at $0.73 per share resulting in a loss on conversion of $197.

The Company issued 34 shares of common stock in a cashless warrant exercise on July 28, 2020 and 2 shares of common stock in a cashless option exercise on July 6, 2020.

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

Critical Accounting Policies, Estimates and Assumptions

In reading and understanding the Company’s discussion of results of operations, liquidity and capital resources, one should be aware of key policies, judgments and assumptions that are important to the portrayal of financial conditions and results. The Company has recently entered into the commodity business through its acquisition of Banner Midstream. The Company has included several new accounting policies related to this segment of this business.

Our revenues from periods prior to fiscal 2020 were generated principally from the sale of hardware. In the three months ended June 30, 2020, revenues were principally from professional services from our financing segment as well as oil and gas services related to our transportation and logistics service business contained in Banner Midstream.

A significant percentage of our operating expenses results from non-cash share-based compensation, which is typical of technology companies as well as costs related to our exploration and driver costs.

For the share-based compensation, we have granted shares, options and warrants to employees, consultants and investors as incentives to generate success for the Company instead of making cash payments. The accounting calculations for this type of compensation can be complex and are derived from models like the Black-Scholes option pricing model that requires judgment in making assumptions and developing estimates.

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

RESULTS OF OPERATIONS

Overview

The discussion below addresses the Company’s operations and liquidity which were impacted by the acquisition of Trend Holdings in May 2019 and Banner Midstream in March 2020 as described above.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Revenues

Revenues for the three months ended June 30, 2020 were $2,313 as compared to $35 for the three months ended June 30, 2019. Revenues were comprised of $90 and $25 in the financing segment; $0 and $10 in the technology segment; and $2,223 and $0 in the commodity segment for the three months ended June 30, 2020 and 2019, respectively.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended June 30, 2020 was $1,093 as compared to $45 for the three months ended June 30, 2019. Cost of Revenues were comprised of $0 and $0 in the financing segment; $0 and $45 in the technology segment; and $1,093 and $0 in the commodity segment for the three months ended June 30, 2020 and 2019, respectively. Gross margins increased from (28%) for the three months ended June 30, 2019 to 52% for the three months ended June 30, 2020 due to lower costs involved with executing the projects.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 were $3,415 as compared to $2,524 for the three months ended June 30, 2019. Operating expenses were comprised of $129 and $139 in the financing segment; $982 and $2,385 in the technology segment; and $2,304 and $0 in the commodity segment for the three months ended June 30, 2020 and 2019, respectively. The $891 increase, or approximately 35%, was due principally to changes in operations for Zest Labs in their selling expenses, offset by wages and consulting fees for Banner Midstream as this was acquired in March 2020 and the depreciation, depletion, amortization and accretion for Banner Midstream in 2020.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2020 were $2,884 compared with $1,550 for the three months ended June 30, 2019. Cost reduction initiatives were focused on salary related and professional fees for the Technology segment offset by the costs incurred for Banner Midstream as this was acquired in March 2020. In addition, the modification of stock options contributed to this increase in 2020.

Depreciation, Amortization, Depletion and Accretion

Depreciation, amortization, depletion and accretion expenses for the three months ended June 30, 2020 were $301 compared to $77 for the three months ended June 30, 2019. Depreciation, amortization, depletion and accretion expenses were comprised of $0 and $0 in the financing segment; $63 and $77 in the technology segment; and $238 and $0 in the commodity segment for the three months ended June 30, 2020 and 2019, respectively. The $240 increase resulted primarily from the acquisition of Banner Midstream and the depletion and accretion is the result of the oil and gas properties maintained by Banner Midstream. The technology and financing segment do not have depletion or accretion.

Research and Development

Research and development expense decreased 74% to $230 in the three months ended June 30, 2020 compared with $897 in the three months ended June 30, 2019. The $667 reduction in costs related primarily to the maturing of development of the Zest Labs freshness solutions.

Other Income and Expense

Change in fair value of derivative liabilities for the three months ended June 30, 2020 was a loss of ($17,393) as compared to a gain of $945 for the three months ended June 30, 2019. The $18,338 decrease was a result of the volatility in the stock price in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. In addition, there was a gain in June 30, 2020 from the extinguishment of the derivative liabilities that when converted to shares of common stock of $1,630. In the period ended June 30, 2020, there was a loss on the conversion of debt and other liabilities to shares of common stock of $2,194 and a loss on the sale of fixed assets and abandonment of oil and gas properties of $105 and $83, respectively.

Interest expense, net of interest income, for the three months ended June 30, 2020 was $841 as compared to $59 for the three months ended June 30, 2019. The increase was the result of the interest incurred on the debt assumed in the Banner Midstream acquisition as well as the value related to the granting of warrants for interest of $524 and the amortization of debt discount of $149.

Net Loss

Net loss from continuing operations for the three months ended June 30, 2020 was $21,181 as compared to $1,648 for the three months ended June 30, 2019. The $19,533 decrease in net loss was primarily due to the changes in the fair value of the derivative liability and the losses incurred on the conversion of debt to equity, offset by the gain on the exchange of warrants for common stock described herein. The net income (loss) was comprised of ($914) and $32 in the financing segment; ($5,355) and ($1,680) in the technology segment; and net loss of ($14,912) and $0 in the commodity segment for the three months ended June 30, 2020 and 2019, respectively.

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

In addition to these transactions, the Company in the period April 1, 2020 through June 30, 2020, entered into the following transactions:

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

The following unaudited pro forma consolidated balance sheet as of June 30, 2020 is presented to reflect certain equity transactions that occurred in July and August 2020 as if they had occurred as of June 30, 2020:

	June 30, 2020 (as Reported)		Pro Forma Adjustment	June 30, 2020 (as Adjusted)
ASSETS:
Current assets:
Cash	$1,793	(1)	$1,585	$3,378
Accounts receivable	224			224
Other current assets	2,681			2,681
Total current assets	4,698		1,585	6,283

Other assets	23,130			23,130

Total assets	$27,828		$1,585	$29,413

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,141			$3,141
Derivative liabilities	19,062	(1)	(3,749)	15,313
Current portion of long-term debt, notes payable and lease liabilities	2,830			2,830
Other current liabilities	1,478			1,478
Total current liabilities	26,511		(3,749)	22,762

Non-current liabilities	3,993			3,993

Total liabilities	30,504		(3,749)	26,755

Stockholders’ Equity (Deficit)
Common stock	99	(1)	1	100
Additional paid-in capital	148,100	(1)	1,584	149,684
Accumulated deficit	(149,204	) (1)	3,749	(145,455)
Treasury stock	(1,671)			(1,671)
Total stockholders’ equity (deficit)	(2,676)		5,334	2,658

Total liabilities and stockholders’ equity (deficit)	$27,828		$1,585	$29,413

(1)	This represents the issuance of 1,441 shares of common stock in the exercise of warrants at an exercise price of $1.10 per share. These warrants contained an embedded derivative liability that had a value at June 30, 2020 of $3,749. This derivative liability would be eliminated upon the exercise of the warrants and reflected in the statement of operations, and as a result will decrease the accumulated deficit.

At June 30, 2020 we had cash (including restricted cash) of $1,793, and a working capital deficit of $21,813 and $16,689 as of June 30, 2020 and March 31, 2020, respectively. The increase in the working capital deficit is the result of the change in the fair value of the derivative liabilities offset by the repayment and conversion of debt and liabilities to shares of common stock. These liabilities were assumed in the Banner Midstream in March 2020. The Company is dependent upon raising additional capital from future financing transactions and had raised approximately $1,585 in a warrant exercise in the second quarter of fiscal 2021. The revenue generating operations of Banner Midstream will continue to improve the liquidity of the Company moving forward. The COVID-19 pandemic has had minimal impact on our operations to date, but the effect of this pandemic on the capital markets may affect some of our operations.

Net cash used in operating activities was $2,837 for the three months ended June 30, 2020, as compared to net cash used in operating activities of $976 for the three months ended June 30, 2019. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and the change in the fair value of the derivative liability and net losses incurred in the conversion of debt and liabilities to shares of common stock as well as losses on the sale of fixed assets and abandonment of oil and gas properties.

Net cash used in investing activities was $209 for the three months ended June 30, 2020, as compared to $8 net cash provided for the three months ended June 30, 2019. Net cash used in investing activities in 2020 related to the advancement of a note receivable of $200, and the net purchases of fixed assets and oil and gas properties.

Net cash provided by financing activities for the three months ended June 30, 2020 was $4,433 that included $7,026 (net of fees) raised via issuance of stock for the exercise of warrants and stock options, offset by proceeds and repayments of long-term debt and notes payable – related parties of $2,593. This compared with the three months ended June 30, 2019 amounts of $758 provided by financing that included $460 provided through the credit facility.

Contractual Obligations

Our contractual obligations are included in our Notes to the Unaudited Condensed Consolidated Financial Statements. To the extent that funds generated from our operations, together with our existing capital resources, are insufficient to meet future requirements, we will be required to obtain additional funds through equity or debt financings. No assurance can be given that any additional financing will be made available to us or will be available on acceptable terms should such a need arise.

Off-Balance Sheet Arrangements

As June 30, 2020 and March 31, 2020, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2020, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were not effective given the identification of one material weakness in controls.

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

We have advised our audit committee of one material weaknesses in internal control. This weakness relates to inadequate segregation of duties consistent with control objectives. In an effort to reduce expenses, the Company reduced its accounting and administrative staff at the parent company level to the extent that achieving desired control objectives were deemed at risk.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business that were discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on June 29, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any securities during the quarter ended June 30, 2020, which were not registered under the Securities Act of 1933, as amended.

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

Ecoark Holdings, Inc.
(Registrant)

Date: August 13, 2020	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ WILLIAM B. HOAGLAND
William B. Hoagland
Principal Financial and Accounting Officer