Form 10-Q/A
period 2020-06-30
Ecoark Holdings, Inc.
filed 2020-09-08
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Ecoark Holdings, Inc. (the “Company”) for the fiscal quarter ended June 30, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2020. This Amendment is being filed to amend Part I. Item 1 – Financial Statements, Part I. Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II. Item 1A. Risk Factors of the Form 10-Q to include a more specific information related to the impact of the COVID-19 pandemic on our Company.

In addition, the Exhibit Index in Item 6 of Part II of the Form 10-Q is hereby amended and restated in its entirety and currently dated certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

Except as described above, no other changes have been made to the Form 10-Q. The Form 10-Q continues to speak as of the date it was originally filed, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Form 10-Q other than as expressly indicated in this Amendment.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	June 30,
	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(21,181)	$(1,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, depletion and accretion	301	77
Share-based compensation	1,114	582
Change in fair value of derivative liabilities	17,393	(945)
Bad debt	66	-
Gain on exchange of warrants	(1,630)	-
Loss on sale of fixed assets	105	-
Loss on abandonment of oil and gas property	83	-
Warrants granted for interest expense	524	-
Recovery of bad debt	(25)	-
Loss on conversion of debt and liabilities to common stock	2,194	-
Amortization of debt discount	149	-
Gain on sale of discontinued operations	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	(118)	387
Inventories	(248)	-
Prepaid expenses and other current assets	(1,262)	664
Amortization of right of use asset – financing leases	39	-
Amortization of right of use assets – operating leases	20	-
Other assets	-	1
Interest on lease liability – financing leases	(34)	-
Interest on lease liability – operating leases	(21)	-
Accounts payable	(52)	(124)
Accrued liabilities	(252)	30
Net cash used in operating activities of continuing operations	(2,835)	(976)
Net cash used in discontinued operations	(2)	(-)
Net cash used in operating activities	(2,837)	(976)

Cash flows from investing activities:
Cash received in acquisition of Trend Holdings	-	3
Advance of note receivable	(200)	-
Purchases of oil and gas properties	(2)	-
Proceeds from the sale of fixed assets	43	-
Proceeds received from sale of Magnolia	-	5
Purchases of fixed assets	(50)	(-)
Net cash provided by (used in) investing activities of continuing operations	(209)	8
Net cash used in investing activities of discontinued operations	(-)	(-)
Net cash provided by (used in) investing activities	(209)	8

Cash flows from financing activities:
Proceeds from exercise of warrants, net of fees	6,677	-
Proceeds from exercise of stock options	349	-
Proceeds from notes payable – related parties	400	298
Proceeds from long-term debt	1,869	-
Repayment of long-term debt	(3,554)	-
Repayment to prior owners	(266)	-
Repayment of notes payable – related parties	(1,042)	-
Proceeds from credit facility	-	460
Net cash provided by financing activities	4,433	758
NET INCREASE (DECREASE) IN CASH	1,387	(210)
Cash - beginning of period	406	244
Cash - end of period	$1,793	$34

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$333	$-
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock converted into common stock	$2	$-
Conversion of long-term debt and notes payable and accrued interest into common stock	$3,942	$-
Conversion of accounts payable and accrued expenses into common stock	$677	$-

Assets acquired via acquisition of Trend Holdings.:
Current assets	$-	$12
Goodwill	$-	$3,222

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

Impact of COVID-19

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that the Company or its employees, suppliers, and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns requested or mandated by governmental authorities.

COVID-19 did not have a material effect on the Condensed Consolidated Statements of Operations or the Condensed Consolidated Balance Sheets included in this Form 10-Q. However, it did have a material impact on our management’s ability to operate effectively and meet some of our filing deadlines. The impact included the difficulties of working remotely from home including slow Internet connection, the inability of our accounting and financial officers to collaborate as effectively as they would otherwise have in an office environment and issues arising from mandatory state quarantines.

While it is not possible at this time to estimate with sufficient certainty the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by federal, state, local and foreign governments could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have also had and may continue to have an adverse impact on global and domestic economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring all employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. These measures are continuing. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

The following unaudited pro forma consolidated balance sheet as of June 30, 2020 is presented to reflect certain equity transactions that occurred in July and August 2020 as if they had occurred as of June 30, 2020:

	June 30, 2020 (as Reported)		Pro Forma Adjustment	June 30, 2020 (as Adjusted)
ASSETS:
Current assets:
Cash	$1,793	(1)	$1,585	$3,378
Accounts receivable	224			224
Other current assets	2,681			2,681
Total current assets	4,698		1,585	6,283

Other assets	23,130			23,130

Total assets	$27,828		$1,585	$29,413

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,141			$3,141
Derivative liabilities	19,062	(1)	(3,749)	15,313
Current portion of long-term debt, notes payable and lease liabilities	2,830			2,830
Other current liabilities	1,478			1,478
Total current liabilities	26,511		(3,749)	22,762

Non-current liabilities	3,993			3,993

Total liabilities	30,504		(3,749)	26,755

Stockholders’ Equity (Deficit)
Common stock	99	(1)	1	100
Additional paid-in capital	148,100	(1)	1,584	149,684
Accumulated deficit	(149,204	)(1)	3,749	(145,455)
Treasury stock	(1,671)			(1,671)
Total stockholders’ equity (deficit)	(2,676)		5,334	2,658

Total liabilities and stockholders’ equity (deficit)	$27,828		$1,585	$29,413

(1)	This represents the issuance of 1,441 shares of common stock in the exercise of warrants at an exercise price of $1.10 per share. These warrants contained an embedded derivative liability that had a value at June 30, 2020 of $3,749. This derivative liability would be eliminated upon the exercise of the warrants and reflected in the statement of operations, and as a result will decrease the accumulated deficit.

At June 30, 2020 we had cash (including restricted cash) of $1,793, and a working capital deficit of $21,813 and $16,689 as of June 30, 2020 and March 31, 2020, respectively. The increase in the working capital deficit is the result of the change in the fair value of the derivative liabilities offset by the repayment and conversion of debt and liabilities to shares of common stock. These liabilities were assumed in the Banner Midstream in March 2020. The Company is dependent upon raising additional capital from future financing transactions and had raised approximately $1,585 in a warrant exercise in the second quarter of fiscal 2021. We expect that the revenue generating operations of Banner Midstream will continue to improve the liquidity of the Company moving forward. However, going forward, the effect of the pandemic on the capital markets may limit our ability to raise additional capital on the terms acceptable to us at the time we need it, if at all. As disclosed in Note 1, COVID-19 has had an impact on our management’s ability to operate effectively. The challenges related to remote work and travel restrictions that we as a smaller company have faced in striving to meet our disclosure obligations in a timely manner while taking the steps to protect the health and safety of our employees have impacted, and may continue to further impact, our ability to raise additional capital. For example, our eligibility to file and use a short-form registration statement on Form S-3 has been negatively affected in part by our failure to timely complete in the midst of the pandemic the two two-year financial audits and one three-month audit related to the previously disclosed Banner Midstream acquisition on March 27, 2020. These audits also needed to be performed simultaneously with the preparation of our Annual Report on Form 10-K for the year ended March 31, 2020, which we filed by the prescribed deadline in order to provide timely and meaningful disclosure to investors concerning the dramatic changes in our business that occurred four days before the end of our fiscal year.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended March 31, 2020 filed with the SEC on June 29, 2020.

The COVID-19 pandemic may have a material adverse effect on our business and future prospects.

The global COVID-19 pandemic and the unprecedented actions taken by U.S. federal, state and local governments and governments around the world in order to stop the spread of the virus have had and continue to have a profound impact on the U.S. and global economy, disrupting global supply chains and creating significant volatility in the financial markets. The contraction of the economy caused by the pandemic has among other things severely impacted demand for fossil fuels resulting in sharp decline in oil and gas prices. As previously disclosed, we added a commodities segment to our operations with the acquisition of Banner Midstream on March 27, 2020. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time could have a material adverse impact on our business, our ability to execute on our strategy and to realize the full benefits of this acquisition.

Furthermore, the effect of the pandemic on financial markets and on our Company may limit our ability to raise additional capital in the future on the terms acceptable to us at the time we need it, or at all. See “Part I. Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Amendment for more information.

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

Ecoark Holdings, Inc.

Date: September 8, 2020	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2020	By:	/s/ WILLIAM B. HOAGLAND
William B. Hoagland
Principal Financial and Accounting Officer