Form 10-Q
period 2020-09-30
Ecoark Holdings, Inc.
filed 2020-11-06
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File No. 000-53361

Ecoark Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	30-0680177
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

303 Pearl Parkway Suite 200, San Antonio, TX 78215

(Address of principal executive offices) (Zip Code)

(800) 762-7293

(Registrant’s telephone number, including area code)

5899 Preston Road #505, Frisco, TX 75034

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

There were 106,755,723 shares of the Registrant’s $0.001 par value common stock outstanding as of November 2, 2020.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except per share data)

	September 30,	March 31,
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($85 and $85 pledged as collateral for credit as of September 30, 2020 and March 31, 2020, respectively)	$1,664	$406
Accounts receivable, net of allowance of $709 and $500 as of September 30, 2020 and March 31, 2020, respectively	476	172
Note receivable, net of allowance of $0 and $25 as of September 30, 2020 and March 31, 2020, respectively	-	-
Inventories – Crude Oil	175	-
Prepaid expenses and other current assets	1,952	676
Total current assets	4,267	1,254

NON-CURRENT ASSETS
Property and equipment, net	4,093	3,965
Intangible assets, net	2,208	2,350
Goodwill	10,225	10,225
Right of use assets – financing leases	515	589
Right of use assets – operating leases	533	142
Oil and gas properties, full cost-method	11,412	6,135
Non-current assets of discontinued operations	249	249
Other assets	-	7
Total non-current assets	29,235	23,662

TOTAL ASSETS	$33,502	$24,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,385	$751
Accrued liabilities	2,387	3,036
Due to prior owners	814	2,358
Warrant derivative liabilities	4,364	2,775
Current portion of long-term debt	719	6,401
Notes payable – related parties	772	2,172
Current portion of lease liability – financing leases	139	137
Current portion of lease liability – operating leases	190	85
Current liabilities of discontinued operations	228	228
Total current liabilities	10,998	17,943

NON-CURRENT LIABILITIES
Lease liability – financing leases, net of current portion	366	436
Lease liability – operating leases, net of current portion	368	74
Long-term debt, net of current portion	3,558	421
Asset retirement obligations	421	295
Total liabilities	15,711	19,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)
Preferred stock, $0.001 par value; 5,000 shares authorized; none and 1(Series C) issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	-	-
Common stock, $0.001 par value; 200,000 shares authorized, 106,016 shares issued and 105,431 shares outstanding as of September 30, 2020 and 85,876 shares issued and 85,291 shares outstanding as of March 31, 2020	106	86
Additional paid-in-capital	159,575	135,355
Accumulated deficit	(140,219)	(128,023)
Treasury stock, at cost	(1,671)	(1,671)
Total stockholders’ equity	17,791	5,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,502	$24,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

 (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

CONTINUING OPERATIONS:
REVENUES	$3,278	$44	$5,591	$79
COST OF REVENUES	2,333	16	3,426	61
GROSS PROFIT	945	28	2,165	18
OPERATING EXPENSES:
Selling, general and administrative	4,375	1,683	7,260	3,232
Depreciation, amortization, depletion and accretion	323	71	624	148
Research and development	136	788	366	1,685
Total operating expenses	4,834	2,542	8,250	5,065
Loss from continuing operations before other income (expense)	(3,889)	(2,514)	(6,085)	(5,047)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	1,011	(960)	(16,382)	(16)
Gain (loss) on exchange of warrants for common stock	14,952	(839)	16,583	(839)
Loss on conversion of long-term debt and accrued expenses	(1,775)	-	(3,969)	-
Loss on disposal of fixed assets	-	-	(105)	-
Loss on abandonment of oil and gas property	-	-	(83)	-
Interest expense, net of interest income	(1,314)	(76)	(2,155)	(135)
Total other income (expenses)	12,874	(1,875)	(6,111)	(990)
Income (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	8,985	(4,389)	(12,196)	(6,037)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	-
Gain on disposal of discontinued operations	-	-	-	2
Total discontinued operations	-	-	-	2

PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$8,985	$(4,389)	$(12,196)	$(6,035)

NET EARNINGS (LOSS) PER SHARE
Basic: Continuing operations	$0.09	$(0.07)	$(0.13)	$(0.10)
Discontinued operations	-	-	-	-
Total	$0.09	$(0.07)	$(0.13)	$(0.10)

Diluted: Continuing operations	$0.08	$(0.07)	$(0.13)	$(0.10)
Discontinued operations	-	-	-	-
Total	$0.08	$(0.07)	$(0.13)	$(0.10)

SHARES USED IN CALCULATION OF NET EARNINGS (LOSS) PER SHARE
Basic	100,879	61,967	96,357	58,227
Diluted	118,223	61,967	96,357	58,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(in thousands)

	Preferred		Common		Additional Paid-In-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balances at March 31, 2019	-	$-	52,571	$53	$113,310	$(115,886)	$(1,671)	$(4,194)

Shares issued in acquisition of Trend Holdings	-	-	5,500	5	3,231	-	-	3,236
Share-based compensation	-	-	-	-	582	-	-	582
Net loss for the period	-	-	-	-	-	(1,646)	-	(1,646)

Balance at June 30, 2019	-	-	58,071	58	117,123	(117,532)	(1,671)	(2,022)

Shares issued in exchange for warrants	-	-	4,277	4	3,289	-	-	3,293
Shares issued for services rendered	-	-	300	1	210	-	-	211
Preferred stock issuance	2	-	-	-	404	-	-	404
Share-based compensation	-	-	-	-	630	-	-	630
Net loss for the period	-	-	-	-	-	(4,389)	-	(4,389)

Balances at September 30, 2019	2	$-	62,648	$63	$121,656	$(121,921)	$(1,671)	$(1,873)

Balances at March 31, 2020	1	$-	85,876	$86	$135,355	$(128,023)	$(1,671)	$5,747

Shares issued in the conversion of long-term debt and accrued interest	-	-	2,622	3	3,939	-	-	3,942
Shares issued in the conversion of accounts payable and accrued expenses	-	-	466	-	677	-	-	677
Preferred shares converted into common shares	(1)	-	1,540	2	(2)	-	-	-
Shares issued in the exercise of warrants, net of expenses	-	-	7,657	8	6,668	-	-	6,676
Shares issued in the exercise of stock options	-	-	443	-	349	-	-	349
Stock based compensation,	-	-	-	-	1,114	-	-	1,114
Net loss for the period	-	-		-	-	(21,181)	-	(21,181)

Balance at June 30, 2020	-	-	98,604	99	148,100	(149,204)	(1,671)	(2,676)

Shares issued in the conversion of long-term debt and accrued interest	-	-	958	1	2,634	-	-	2,635
Shares issued for services rendered	-	-	152	-	485	-	-	485
Shares issued in acquisition of oil and gas reserves and fixed assets	-	-	855	1	2,749	-	-	2,750
Shares issued in the exercise of warrants	-	-	5,441	5	5,571	-	-	5,576
Shares issued in the exercise of cash less stock options	-	-	6	-	-	-	-	-
Stock based compensation	-	-	-	-	36	-	-	36
Net income for the period	-	-		-	-	8,985	-	8,985

Balances at September 30, 2020	-	$-	106,016	$106	$159,575	$(140,219)	$(1,671)	$17,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	September 30,
	2020	2019

	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(12,196)	$(6,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, depletion and accretion	624	148
Share-based compensation	1,150	1,422
Common stock issued for services	485	-
Change in fair value of derivative liabilities	16,382	16
Bad debt	209	-
(Gain) loss on exchange of warrants	(16,583)	839
Commitment fees on credit facility advances	-	34
Loss on sale of fixed assets	105	-
Loss on abandonment of oil and gas property	83	-
Warrants granted for interest expense	1,790	-
Recovery of bad debt	(25)	-
Loss on conversion of debt and liabilities to common stock	3,969	-
Amortization of debt discount	149	-
Gain on sale of discontinued operations	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	(513)	467
Inventories	(175)	-
Prepaid expenses and other current assets	(1,002)	717
Amortization of right of use asset – financing leases	74	-
Amortization of right of use assets – operating leases	51	-
Other assets	(4)	1
Interest on lease liability – financing leases	(68)	-
Interest on lease liability – operating leases	(43)	-
Accounts payable	635	(753)
Accrued liabilities	(268)	9
Net cash used in operating activities of continuing operations	(5,171)	(3,137)
Net cash used in discontinued operations	-	(-)
Net cash used in operating activities	(5,171)	(3,137)

Cash flows from investing activities:
Cash received in acquisition of Trend Holdings	-	3
Advance of note receivable	(275)	-
Purchases of oil and gas properties	(2,698)	-
Proceeds from the sale of fixed assets	43	-
Proceeds received from sale of Magnolia	-	5
Purchases of fixed assets	(241)	(-)
Net cash (used in) provided by investing activities of continuing operations	(3,171)	8
Net cash used in investing activities of discontinued operations	-	(-)
Net cash (used in) provided by investing activities	(3,171)	8

Cash flows from financing activities:
Proceeds from exercise of warrants, net of fees	12,253	-
Proceeds from exercise of stock options	349	-
Proceeds from notes payable – related parties	559	403
Proceeds from long-term debt	1,869	-
Repayment of long-term debt	(3,730)	-
Repayment to prior owners	(316)	-
Repayment of notes payable – related parties	(1,384)	-
Proceeds from issuance of preferred stock, net of fees	-	1,980
Proceeds from credit facility	-	951
Net cash provided by financing activities	9,600	3,334
NET INCREASE IN CASH	1,258	205
Cash - beginning of period	406	244
Cash - end of period	$1,664	$449

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$361	$-
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of common stock for warrants	$-	$3,293
Preferred stock converted into common stock	$2	$-
Conversion of long-term debt and notes payable and accrued interest into common stock	$6,577	$-
Conversion of accounts payable and accrued expenses into common stock	$677	$-
Shares issued for acquisition of oil and gas reserves and fixed assets, net of asset retirement obligations	$2,750	$-
Note receivable offset against oil and gas reserves in acquisition of Rabb	$304	$-
Lease liability recognized for ROU asset	$442	$-

Assets acquired via acquisition of Trend Holdings.:
Current assets	$-	$12
Goodwill	$-	$3,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings Inc. (“Ecoark Holdings” or the “Company”) is a diversified holding company, incorporated in the state of Nevada on November 19, 2007. Through Ecoark Holdings wholly owned subsidiaries, the Company has operations in three areas: (i) oil and gas, including exploration, production and drilling operations on over 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi and transportation services, (ii) post-harvest shelf-life and freshness food management technology, and (iii) financial services including investings in a select number of early stage startups each year. Since the acquisition of Banner Midstream Corp. on March 27, 2020, which currently comprises the exploration, production and drilling operations, the Company has focused its efforts to a considerable extent on expanding its exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases. The Company’s subsidiaries consist of Ecoark, Inc. (“Ecoark”), a Delaware corporation which is the parent of Zest Labs, Inc. (“Zest Labs”), 440IoT Inc., a Nevada corporation (“440IoT”), Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”).

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

On August 14, 2020, the Company entered into an Asset Purchase Agreement by and among the Company, White River E&P LLC, a Texas Limited Liability Company and a wholly-owned subsidiary of the Company Rabb Resources, LTD. and Claude Rabb, the sole owner of Rabb Resources, LTD. Pursuant to the Asset Purchase Agreement, the Company completed the acquisition of certain assets of Rabb Resources, LTD. The acquired assets consisted of certain real property and working interests in oil and gas mineral leases. The Company in June 2020 previously provided for bridge financing to Rabb Resources, LTD under the $225 Senior Secured Convertible Promissory Note. As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Rabb Resources, LTD. A total of $3,500 consisting of (i) $1,500 in cash, net of $304 in outstanding amounts related to the note receivable and accrued interest receivable, and (ii) $2,000 payable in common stock of the Company, which based on the closing price of the common stock as of the date of the Asset Purchase Agreement equaled 514 shares. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the Rabb Resources, LTD historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

On September 4, 2020, White River SPV 3, LLC, a wholly-owned subsidiary of Banner Midstream entered into an Agreement and Assignment of Oil, Gas and Mineral Lease with a privately held limited liability company (the “Assignor”). Under the Lease Assignment, the Assignor assigned a 100% working interest (75% net revenue interest) in a certain oil and gas lease covering in excess of 1,600 acres (the “Lease”), and White River paid $1,500 in cash to the Assignor. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

On September 30, 2020, the Company and White River Energy, LLC (“White River Energy”), a wholly-owned subsidiary of the Company entered into three Asset Purchase Agreements (the “Asset Purchase Agreements”) with privately-held limited liability companies to acquire working interests in the Harry O’Neal oil and gas mineral lease (the “O’Neal OGML”), the related well bore, crude oil inventory and equipment. Immediately prior to the acquisition, White River Energy owned an approximately 61% working interest in the O’Neal OGML oil well and a 100% working interest in any future wells.

The purchase price of these leases were $126, $312 and $312, respectively, totaling $750. The consideration paid to the Sellers was in the form of 341 shares of common stock. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

The unaudited condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020. Therefore, the interim unaudited condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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

On March 27, 2020, the Company and Banner Parent, entered into the Banner Purchase Agreement to acquire Banner Midstream. Pursuant to the acquisition, Banner Midstream became a wholly-owned subsidiary of the Company and Banner Parent received shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Banner Midstream.

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

Reclassifications

The Company has reclassified certain amounts in the September 30, 2019 unaudited condensed consolidated financial statements to be consistent with the September 30, 2020 presentation. Reclassifications relating to the discontinued operations are described in Note 2. The reclassifications had no impact on net loss or net cash flows for the three and six months ended September 30, 2020 and 2019.

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
SEPTEMBER 30, 2020

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

There was $126 and $0 in depreciation, depletion and amortization expense for the Company’s oil and gas properties for the six months ended September 30, 2020 and 2019, respectively, and $73 and $0, for the three months ended September 30, 2020 and 2019, respectively.

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting period, to perform a test to determine the limit on the book value of our oil and gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, the excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to SAB 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of September 30, 2020 and there was no indication of impairment on the oil and gas properties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

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

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software as a service (“SaaS”) contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty-day payment terms from when the Company satisfies the performance obligation in the contract. The Company did not have material revenue from software license agreements in the six months ended September 30, 2020 and 2019, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

Revenue under master service agreements is recorded upon the performance obligation being satisfied. Typically, the satisfaction of the performance obligation occurs upon the frac sand load being delivered to the customer site and this load being successfully invoiced and accepted by the Company’s factoring agent.

The Company recognizes revenue under ASC 606 when: (i) the Company receives notification of the successful sale of a load of crude oil to a buyer; (ii) the buyer will provide a price based on the average monthly price of crude oil in the most recent month; and (iii) cash is received the following month from the crude oil buyer.

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

For Pinnacle Frac, accounts receivable is comprised of unsecured amounts due from customers that have been conveyed to a factoring agent without recourse. Pinnacle Frac receives an advance from the factoring agent of 98% of the amount invoiced to the customer within one business day. The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 2% finance charge by the factoring agent, and realizes cash for the 98% net proceeds received. The Company has recognized an allowance for doubtful accounts of $709 and $500 as of September 30, 2020 and March 31, 2020, respectively.

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
SEPTEMBER 30, 2020

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas. The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Liquidity

For the six months ended September 30, 2020 and 2019, the Company had a net loss of $12,196 and $6,035, respectively, has a working capital deficit of $6,731 as of September 30, 2020, and has an accumulated deficit as of September 30, 2020 of $140,219. As of September 30, 2020, the Company has $1,664 in cash and cash equivalents.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

The Company alleviated the substantial doubt regarding this uncertainty as of March 31, 2020 which continues to be alleviated at September 30, 2020 as a result of the Company’s acquisition of Banner Midstream on March 27, 2020 which bring revenue generating subsidiaries with reserves of oil properties over $6,000 and existing customer relationships over $2,000, coupled with the raising of $12,253 in the exercise of warrants in the six months ended September 30, 2020.

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

Impact of COVID-19

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. The COVID-19 public health epidemic prevented the Company from conducting business activities at full capacity for an indefinite period of time, including due to risk of spread of the disease within these groups or due to shutdowns requested or mandated by governmental authorities.

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

While it is not possible at this time to estimate with sufficient certainty the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by federal, state, local and foreign governments could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have also had and may continue to have an adverse impact on global and domestic economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. These measures are continuing. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

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

Banner Midstream made the decision to discontinue the operations of its wholly owned subsidiary, Pinnacle Vac Service LLC (“Pinnacle Vac”), effective October 31, 2018 due to the inability of Pinnacle Vac’s management to develop a sustainable, profitable business model. The managerial staff of Pinnacle Vac was terminated on November 15, 2018 and Pinnacle Vac’s rental facility at Sligo Rd. was vacated on November 15, 2018.

Carrying amounts of major classes of assets and liabilities included as part of discontinued operations in the condensed consolidated balance sheet as of September 30, 2020 for Pinnacle Vac consisted of the following:

Current asset
Cash	$-
Total current assets	$-

Property and equipment, net	$249
Non-current assets	$249

Accounts payable	$228
Current liabilities	$228

There was no income (loss) from discontinued operations for the three and six months ended September 30, 2020 and 2019, respectively.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

NOTE 3: REVENUE

The following table disaggregates the Company’s revenue by major source for the six and three months ended September 30:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Software as a Service (“SaaS”)	$-	$16	$-	$28
Professional Services	-	28	-	51
Financial Services	104	-	194	-
Oil and Gas Production	525	-	676	-
Transportation Services	2,575	-	4,549	-
Fuel Rebate	31	-	77	-
Equipment Rental	43	-	95	-
	$3,278	$44	$5,591	$79

There were no significant contract asset or contract liability balances for all periods presented. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Subsequent to the acquisitions of Trend Discovery and Banner Midstream, the Company in 2020 recorded revenues for financial services and oil and gas services and production. For both of these entities, revenues are billed upon the completion of the performance obligations.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4: INVENTORIES

The Company’s inventories of $175 consisted of crude oil of approximately 7,955 barrels of unsold crude oil using LIFO cost method.

NOTE 5: NOTE RECEIVABLE

The Company entered into a $225 senior secured convertible promissory note on June 18, 2020 with Rabb Resources, LTD. The Company had an existing note in the amount of $25 that had not been secured, and rolled an additional $200 into Rabb Resources, LTD, whereby the entire amount became secured. The note was non-interest bearing if paid or converted within forty-five days of the issuance date of June 18, 2020 (August 2, 2020, which is the maturity date). If not paid or converted, the note bore interest at 11% per annum, paid in cash on a quarterly basis.

This note was convertible into shares of Rabb Resources, LTD. based on a valuation of Rabb Resources, LTD. into shares of that company at a value of the $225. The Company advanced an additional $50 on July 8, 2020 and $25 on August 7, 2020 to bring the total note receivable to $300. This amount plus the accrued interest receivable of $4 was due as of August 14, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2020

On August 14, 2020, the Company entered into an Asset Purchase Agreement with Rabb Resources, LTD. which included the acquisition of real property. The purchase price for this acquisition was $3,500, of which $1,196 was paid in cash (after applying the outstanding principal of the note receivable and accrued interest receivable against the $1,500 agreed upon cash consideration) and the balance was paid in common stock of the Company. The Company accounted for this acquisition as an asset purchase (see Note 16). There are no amounts outstanding as of September 30, 2020.

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Zest Labs freshness hardware	$2,493	$2,493
Computers and software costs	222	222
Land	140	-
Buildings	236	-
Leasehold improvements – Pinnacle Frac	18	18
Machinery and equipment - Technology	200	200
Machinery and equipment – Commodity	3,458	3,405
Total property and equipment	6,767	6,338
Accumulated depreciation and impairment	(2,674)	(2,373)
Property and equipment, net	$4,093	$3,965

As of September 30, 2020 and March 31, 2020, the Company performed an evaluation of the recoverability of these long-lived assets. The analysis resulted in no impairment as of related to these assets.

The Company acquired $3,423 in property and equipment on March 27, 2020 in the acquisition of Banner Midstream. In addition, $376 of land and buildings were acquired in the Rabb Resources acquisition.

Depreciation expense for the six months ended September 30, 2020 and 2019 was $341 and $148, respectively, and $171 and $71 for the three months ended September 30, 2020 and 2019, respectively. During the six months ended September 30, 2020, the Company disposed of $188 worth of equipment that had a net value of $148 for cash proceeds of $43, resulting in a loss on disposal of $105.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2020

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Patents	$1,013	$1,013
Customer relationships	2,100	2,100
Non-compete agreements – Banner Midstream	250	250
Outsourced vendor relationships	1,017	1,017
Non-compete agreements – Zest Labs	340	340
Total intangible assets	4,720	4,720
Accumulated amortization and impairment	(2,512)	(2,370)
Intangible assets, net	$2,208	$2,350

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

Amortization expense for the six months ended September 30, 2020 and 2019 was $142 and $0, respectively, and $71 and $0 for the three months ended September 30, 2020 and 2019, respectively.

The following is the future amortization of the intangibles as of September 30:

2021	$317
2022	303
2023	261
2024	264
2025	241
Thereafter	822
$2,208

In addition to the statutory based intangible assets noted above, the Company incurred $10,225 in the purchase of Trend and Banner Midstream as follows:

Acquisition – Trend Discovery	$3,223
Acquisition – Banner Midstream	7,002
Goodwill – September 30, 2020 and March 31, 2020	$10,225

The Company assessed the criteria for impairment, and there were no indicators of impairment present as of September 30, 2020, and therefore no impairment is necessary.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2020

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2020	March 31, 2020
Professional fees and consulting costs	$39	$106
Vacation and paid time off	92	126
Legal fees	84	503
Compensation	323	865
Interest	369	673
Insurance	1,110	548
Other	370	215
Total	$2,387	$3,036

On March 27, 2020, the Company assumed $2,362 of liabilities in the acquisition of Banner Midstream, and in addition, assumed $2,362 of liabilities in amounts that are due to prior owners of Banner Midstream and their subsidiaries. These amounts are non-interest bearing and due on demand. As of September 30, 2020 and March 31, 2020, $814 and $2,358 of the amounts due to prior owners is currently due. The Company converted $1,228 of amounts due to prior owners into shares of common stock which resulted in a loss on conversion of $1,248 in the six months ended September 30, 2020.

NOTE 9: WARRANT DERIVATIVE LIABILITIES

The Company issued common stock and warrants in several private placements in March 2017, May 2017, March 2018 and August 2018. The March and May 2017 and March and August 2018 warrants (collectively the “Derivative Warrant Instruments”) are classified as liabilities. The Derivative Warrant Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

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

SEPTEMBER 30, 2020

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

On July 12, 2019, the March and August 2018 warrants were exchanged for 4,277 shares of Company common stock, and all of those warrants were extinguished. The fair value of the shares issued was $3,293, and the fair value of the warrants was $2,454 resulting in a loss of $839 that was recognized on the exchange.

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

Pursuant to the letter agreements, the investors agreed to a cash exercise of 3,921 warrants at a price of $0.51 per share. The Company additionally, granted 5,882 warrants at $0.90. On January 27, 2020, the Company received approximately $2,000 in cash from the exercise of the August 2019 warrants and issued the January 2020 warrants to the investors, which have an exercise price of $0.90 and may be exercised within five years of issuance. This transaction resulted in a loss on extinguishment of $1,038.

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

On April 15, 2020, the Company granted 200 warrants with an exercise price of $0.73 per share to extend the maturity date of the Senior Secured Debt acquired in the Banner Midstream acquisition to May 31, 2020. The Company does not believe this transaction constitutes an accounting extinguishment of debt due to a material modification of the debt instrument. The fair value of those warrants was estimated to be $84 at inception and $357 as of September 30, 2020.

On April 15, 2020, the Company granted 50 warrants with an exercise price of $0.73 to extend the maturity date of the Senior Secured Debt acquired in the Banner Midstream acquisition to May 31, 2020. The Company does not believe this transaction constitutes an accounting extinguishment of debt due to a material modification of the debt instrument. The fair value of those warrants was estimated to be $21 at inception and $89 as of September 30, 2020.

On April 15 and 16, 2020, the Company received $438 in proceeds in a loan provided by Trend Discovery SPV I. Since they were the borrower and responsible for repayment of these amounts the Company granted 1,000 warrants at $0.73 for collateral for the loan. The fair value of those warrants was estimated to be $419 at inception and $2,753 as of June 30, 2020. These warrants were exercised in the three months ended September 30, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2020

On May 10, 2020, the November 2019 and January 2020 warrants were exchanged for 7,262 shares of Company common stock, and all of those warrants were extinguished resulting in a gain on extinguishment of $1,630.

On May 10, 2020, the Company issued warrants that can be exercised to purchase a number of shares of common stock of the Company. The fair value of those warrants was estimated to be $6,115 at inception and $15,620 as of June 30, 2020.

During the three months ended September 30, 2020, 4,406 of the May 10, 2020 of the warrants were exchanged for 4,406 shares of common stock of the Company for $4,847 cash. The fair value of the 1,476 warrants that remain as of September 30, 2020 is $2,493. In addition, on September 1, 2020, 1,000 April 16, 2020 warrants were exercised into 1,000 shares of the Company’s common stock for $730 in cash.

On September 24, 2020, the Company granted 1,250 warrants, for the early conversion of the April 15, 2020 warrants at a strike price of $1.93 with a term of two-years. The fair value of those warrants was estimated to be $1,265 at inception and $1,425 as of September 30, 2020.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2020 and March 31, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on September 30, 2020, March 31, 2020 and at inception:

	Six Months Ended	Year Ended
	September 30, 2020	March 31, 2020	Inception
Expected term	4.58 - 5 years	4.67-4.83 years	5.00 years
Expected volatility	94 - 101%	95%	91% - 107%
Expected dividend yield	-	-	-
Risk-free interest rate	0.61 - 0.73%	0.70%	1.50% - 2.77%

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2020

The Company’s derivative liabilities associated with the warrants are as follows:

	September 30, 2020	March 31, 2020	Inception
Fair value of 1,000 March 17, 2017 warrants	$-	$-	$4,609
Fair value of 1,850 May 22, 2017 warrants	-	-	7,772
Fair value of 2,565 March 16, 2018 warrants	-	-	3,023
Fair value of 2,969 August 14, 2018 warrants	-	-	2,892
Fair value of 3,922 August 22, 2019 warrants	-	-	1,576
Fair value of 1,379 November 11, 2019 warrants	-	543	1,107
Fair value of 5,882 January 27, 2020 warrants	-	2,232	3,701
Fair value of 200 April 15, 2020 warrants	357	-	84
Fair value of 50 April 15, 2020 warrants	89	-	21
Fair value of 1,000 April 16, 2020 warrants	-	-	419
Fair value of 5,882 May 10, 2020 warrants	2,493	-	6,115
Fair value of 1,250 September 24, 2020 warrants	1,425	-	1,265
	$4,364	$2,775

During the six months ended September 30, 2020 and 2019 the Company recognized changes in the fair value of the derivative liabilities of $(16,382) and $(16), respectively, and $1,011 and ($960) for the three months ended September 30, 2020, respectively. The March and May 2017 warrants, March and August 2018 warrants, the August and November 2019 warrants, and the January 2020, April 16, 2020 and May 10, 2020 warrants were exchanged and thus were no longer outstanding as of September 30, 2020.

Activity related to the warrant derivative liabilities for the six months ended September 30, 2020 is as follows:

Beginning balance as of March 31, 2020	$2,775
Issuances of warrants – derivative liabilities	7,904
Warrants exchanged for common stock	(22,697)
Change in fair value of warrant derivative liabilities	16,382
Ending balance as of September 30, 2020	$4,364

NOTE 10: OIL AND GAS PROPERTIES

The Company’s holdings in oil and gas mineral lease (“OGML”) properties as of September 30, 2020 and March 31, 2020 are as follows:

	September 30, 2020	March 31, 2020
Property acquired from Shamrock	$1,954	$1,970
Properties acquired from White River	3,992	4,165
Asset purchase – June 2020	2	-
Properties acquired from Rabb Resources	3,204	-
Purchase – September 4, 2020	1,500	-
Purchase – September 30, 2020	760	-
Total OGML Properties	$11,412	$6,135

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2020

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

As discussed in Note 16, the Company acquired certain leases on June 11, 2020 and June 18, 2020 in Mississippi and Louisiana valued at $2. These assets were paid entirely in cash. In addition, the Company impaired $83 of property as it let certain leases lapse.

As discussed in Note 16, on August 14, 2020, the Company entered into an Asset Purchase Agreement with Rabb Resources, LTD which included the acquisition of real property. The purchase price for this acquisition was $3,500. Of this amount, $3,224, is reflected as Oil and Gas Properties.

As discussed in Note 16, on September 4, 2020, the Company entered into a Lease Assignment agreement. The purchase price for this acquisition was $1,500. Of this amount, $1,500, is reflected as Oil and Gas Properties.

As discussed in Note 16, on September 30, 2020, the Company entered into three Asset Purchase Agreements. The purchase price for these acquisitions were 750. Of this amount, $750, is reflected as Oil and Gas Properties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2020

The following table summarizes the Company’s oil and gas activities by classification for the six months ended September 30, 2020. There was no activity for the six months ended September 30, 2019:

Activity Category	March 31, 2020	Adjustments (1)	September 30, 2020
Proved Developed Producing Oil and Gas Properties
Cost	$167	$520	$687
Accumulated depreciation, depletion and amortization	-	(5)	(5)

Total	$167	$515	$682

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$5,968	$4,883	$10,851
Accumulated depreciation, depletion and amortization	-	(121)	(121)

Total	$5,968	$4,762	$10,730

Grand Total	$6,135	$5,277	$11,412

(1)	Relates to acquisitions and impairments of reserves.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2020

NOTE 11: LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Credit facility – Trend Discovery SPV 1, LLC (a)	$-	$-
Senior secured bridge loan – Banner Midstream (b)	-	2,222
Note payable – LAH 1 (c)	-	110
Note payable – LAH 2 (d)	-	77
Note payable – Banner Midstream 1 (e)	-	303
Note payable – Banner Midstream 2 (f)	-	397
Note payable – Banner Midstream 3 (g)	-	500
Merchant Cash Advance (MCA) loan – Banner Midstream 1 (h)	-	361
MCA loan – Banner Midstream 2 (i)	-	175
MCA loan – Banner Midstream 3 (j)	-	28
Note payable – Banner Midstream – Alliance Bank (k)	1,146	1,239
Commercial loan – Pinnacle Frac – Firstar Bank (l)	772	952
Auto loan 1 – Pinnacle Vac – Firstar Bank (m)	34	40
Auto loan 2 – Pinnacle Frac – Firstar Bank (n)	45	52
Auto loan 3 – Pinnacle Vac – Ally Bank (o)	38	42
Auto loan 4 – Pinnacle Vac – Ally Bank (p)	40	47
Auto loan 5 – Pinnacle Vac – Ally Bank (q)	40	44
Auto loan 6 – Capstone – Ally Bank (r)	85	97
Tractor loan 7 – Capstone – Tab Bank (s)	208	235
Equipment loan – Shamrock – Workover Rig (t)	-	50
Ecoark – PPP Loan (u)	386	-
Pinnacle Frac Transport – PPP Loan (v)	1,483	-
Total long-term debt	4,277	6,971
Less: debt discount	(-)	(149)
Less: current portion	(719)	(6,401)
Long-term debt, net of current portion	$3,558	$421

(a)	On December 28, 2018, the Company entered into a $10,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000 with a cap of $10,000, including the $1,000 advanced on December 28, 2018 and an additional $350 advanced through March 31, 2019, resulting in a balance of $1,350 at March 31, 2019.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2020

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

Interest expense on the note for the six months ended September 30, 2020 and 2019 was $0 and $135, respectively.

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

(b)	Senior secured bridge loan of $2,222, containing a debt discount of $132 as of March 31, 2020. This was assumed in the Banner Midstream acquisition, and fully repaid in May 2020, and was secured by machinery and equipment of Pinnacle Frac.

(c)	Unsecured note payable previously issued April 2, 2018 which was assumed by Banner Midstream in the acquisition of a previous entity. The amount was past due and bears interest at 10% per annum. This amount along with accrued interest of $22 was assumed on March 27, 2020 in the acquisition of Banner Midstream. Amount was paid off in May 2020, and $24 of accrued interest remains at September 30, 2020.

(d)	Unsecured note payable previously issued April 2, 2018 which was assumed by Banner Midstream in the acquisition of a previous entity. The amount was past due and bears interest at 10% per annum. This amount along with accrued interest of $22 was assumed on March 27, 2020 in the acquisition of Banner Midstream. Amount was paid off in May 2020, and $24 of accrued interest remains at September 30, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2020

(e)	Junior secured note payable issued January 16, 2019 to an unrelated third party at 10% interest. This amount along with accrued interest of $39 was assumed on March 27, 2020 in the acquisition of Banner Midstream. This note along with the accrued interest was repaid in May 2020.

(f)	Unsecured notes payable issued in June and July 2019 to an unrelated third party at 10% interest. There are three notes to this party in total. This amount along with accrued interest of $29 was assumed on March 27, 2020 in the acquisition of Banner Midstream. These notes were converted in May 2020.

(g)	Unsecured note payable issued October 2019 to an unrelated third party at 10% interest. This amount along with accrued interest of $23 was assumed on March 27, 2020 in the acquisition of Banner Midstream. The balance of this note and remaining accrued interest was converted into 430 shares of common stock in the Company’s fiscal quarter ended September 30, 2020.

(h)	Merchant cash advance loan on Banner Midstream. The Company assumed $368 of this note along with accrued interest of $144. This note along with the accrued interest was repaid in May 2020.

(i)	Merchant cash advance loan on Banner Midstream. The Company assumed $181 of this note along with accrued interest of $70. This note along with the accrued interest was repaid in May 2020.

(j)	Merchant cash advance loan on Banner Midstream. The Company assumed $69 of this note along with accrued interest of $21. This note along with the accrued interest was repaid in May 2020.

(k)	Original loan date of June 14, 2019 with an original maturity date of April 14, 2020. The Company extended this loan for $1,239 at 4.95% with a new maturity date of April 14, 2025. This loan and discount was assumed in the Banner Midstream acquisition.

(l)	Original loan date of February 28, 2018, due November 28, 2020 at 4.5% interest. This loan was assumed in the Banner Midstream acquisition.

(m)	On July 20, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $56 for a service truck maturing July 20, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(n)	On August 3, 2018, Pinnacle Frac Transport entered into a long-term secured note payable for $73 for a service truck maturing August 3, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(o)	On July 18, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $56 for a service truck maturing August 17, 2024. The note is secured by the collateral purchased and accrued interest annually at 9.00% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2020

(p)	On July 26, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $54 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(q)	On July 26, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $54 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(r)	On November 5, 2018, Capstone Equipment Leasing entered into four long-term secured notes payable for $140 maturing on November 5, 2021. The notes are secured by the collateral purchased and accrued interest annually at rates ranging between 6.89% and 7.87% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2020. These notes were assumed in the acquisition of Banner Midstream on March 27, 2020.

(s)	On November 7, 2018, Capstone Equipment Leasing entered into a long-term secured note payable for $301 maturing on November 22, 2023. The note is secured by the collateral purchased and accrued interest annually at 10.25% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(t)	Equipment loan assumed in the acquisition of Banner Midstream on March 27, 2020, and repaid with accrued interest in June 2020.

(u)

PPP loan received by Ecoark Holdings Inc. in April 2020. Loan bears interest at 1% per annum and matures April 2022. On October 2, 2020, the Company completed their paperwork for the request for forgiveness. It is anticipated that any amounts forgiven can take up to 90 days to take effect.

(v)	PPP loan received by Pinnacle Frac Transport in April 2020. Loan bears interest at 1% per annum and matures April 2022.

The following is a list of maturities as of September 30:

2021	$719
2022	2,630
2023	457
2024	310
2025	161
$4,277

During the six months ended September 30, 2020, the Company received proceeds of $1,869 in new long-term debt, repaid $3,730 in existing long-term debt, and converted $830 in existing long-term debt that resulted in a loss on conversion of $1,337. In addition, the Company converted $65 of accrued interest and paid $361 in accrued interest during this period. The Company recognized a loss of $146 on conversion of the accrued interest to common stock in the six months ended September 30, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2020

NOTE 12: NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consisted of the following as of September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Ecoark Holdings Board Member (a)	$578	$578
Ecoark Holdings Officers (b)	61	1,242
Banner Midstream Officers (c)	133	152
Ecoark Holdings – common ownership (d)	-	200
Total Notes Payable – Related Parties	772	2,172
Less: Current Portion of Notes Payable – Related Parties	(772)	(2,172)
Long-term debt, net of current portion	$-	$-

(a)	A board member advanced $328 to the Company through March 31, 2020, under the terms of a note payable that bears 10% simple interest per annum, and the principal balance along with accrued interest is payable upon demand. Interest expense on the note for the six and three months ended September 30, 2020 was $35 and $27, respectively, and $61 is accrued as of September 30, 2020. In addition, the Company assumed $250 in notes entered into in March 2020 via the acquisition of Banner Midstream from the same board member at 15% interest. In addition, another board member advanced $4 in the six months ended September 30, 2020 which is non-interest bearing and due on demand, and has been repaid in the quarter ended September 30, 2020.

(b)	William B. Hoagland, Chief Financial Officer, advanced $30 to the Company in May 2019 pursuant to a note with the same terms as the note with the board member. Randy May, CEO, advanced $45 to the Company in August 2019 pursuant to a note with the same terms as the note with the board member. Interest expense on both of these notes was $5. Both of these amounts, along with the accrued interest, was repaid during the year ended March 31, 2020. In addition, Randy May advanced $1,242 in five separate notes to Banner Midstream and its subsidiaries prior to the acquisition by the Company. These amounts are due at various times through December 2020 and bear interest at 10-15% interest per annum. Accrued interest on these notes as of September 30, 2020 is $15. $1,181 of these notes were repaid through September 30, 2020.

(c)	An officer of Banner Midstream who remains an officer of this subsidiary advanced $152 in three separate notes to Banner Midstream and its subsidiaries prior to the acquisition by the Company and an additional $180 in four separate advances in the six months ended September 30, 2020. These amounts are due at various times through December 2020 and bear interest at 10-15% interest per annum. Accrued interest on these notes as of September 30, 2020 is $11. $187 of these notes were repaid through September 30, 2020.

(d)	A company controlled by an officer of the Company advanced $200 to Banner Midstream and its subsidiaries prior to the acquisition by the Company. These amounts were due April 15, 2020 and bears interest at 14% interest per annum. These notes were converted in May 2020.

During the six months ended September 30, 2020, the Company received proceeds of $559 in notes payable – related parties, repaid $1,384 in existing notes payable – related parties, and converted $575 in existing notes payable – related parties that resulted in a loss on conversion of $1,239. In addition, the Company converted $15 of accrued interest during this period.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2020

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

Pursuant to the Securities Purchase Agreement, the Company issued to each investor a warrant (a “Warrant”) to purchase a number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”), equal to the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock purchased by the investor. Each Warrant has an exercise price equal to $0.51, subject to full ratchet price anti-dilution provisions in accordance with the terms of the Warrants (the “Exercise Price”) and is exercisable for five years after the Effective Date. In addition, if the market price of the Common Stock on the 11 month anniversary of the closing date of the offering is less than $0.51, holder of the warrants shall be entitled to receive additional shares of common stock based on the number of shares of common stock that would have been issuable upon conversion of the Series B Convertible Preferred Stock had the initial conversion price been equal to the market price at such time (but not less than $0.25) less the number of shares of common stock issued or issuable upon exercise of the Series B Convertible Preferred Stock based on the $0.51 conversion price.

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
SEPTEMBER 30, 2020

On November 11, 2019, the Company and two accredited investors entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company sold and issued to the investors an aggregate of 1 share of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a price of $1,000 per share (the “Private Placement”).

Pursuant to the Securities Purchase Agreement, the Company issued to each investor a warrant (a “Warrant”) to purchase a number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”), equal to the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock purchased by the Investor. Each Warrant has an exercise price equal to $0.73, subject to full ratchet price anti-dilution provisions in accordance with the terms of the Warrants (the “Exercise Price”) and is exercisable for five years after the Effective Date. In addition, if the market price of the Common Stock for the five trading days prior to July 22, 2020 is less than $0.73, holder of the warrants shall be entitled to receive additional shares of common stock based on the number of shares of common stock that would have been issuable upon conversion of the Series C Convertible Preferred Stock had the initial conversion price been equal to the market price at such time (but not less than $0.25) less the number of shares of common stock issued or issuable upon exercise of the Series C Convertible Preferred Stock based on the $0.73 conversion price.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

In the three months ended September 30, 2020, the Company issued 5,440 shares of common stock in the exercise of warrants; 5 shares in the exercise of stock options; 153 shares of common stock for services rendered; 855 shares of common stock to acquire assets; and 958 shares of common stock in the conversion of long-term debt, notes payable – related parties and accrued interest.

As of September 30, 2020, 106,016 shares of common stock were issued and 105,431 shares of common stock were outstanding, net of 585 treasury shares. As of March 31, 2020, 85,876 shares of common stock were issued and 85,291 shares of common stock were outstanding, net of 585 treasury shares.

Share-based Compensation

Share-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of operations as follows:

	2013 Incentive Stock Plan	2017 Omnibus Incentive Plan	Non-Qualified Stock Options	Common Stock	Total
Six months ended September 30, 2020
Employees/Directors	$-	$188	$767	$479	$1,434
Services	-	25	170	6	201
	$-	$213	$937	$485	$1,635

Six months ended September 30, 2019
Employees/Directors	$-	$431	$669	$-	$1,100
Amortization of services cost	-	111	-	211	322
	$-	$542	669	$211	$1,422

NOTE 14: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are presently involved in the following legal proceedings in Arkansas and Florida. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●	On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. Ecoark Holdings and Zest Labs are seeking monetary damages and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint have had a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2020 or any individual fiscal quarter. On October 22, 2018, the Court issued an order initially setting a trial date of June 1, 2020, which has been delayed due to COVID-19. The trial date has been rescheduled to March 29, 2021.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

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

NOTE 15: CONCENTRATIONS

Four and two customers, all in the commodity segment accounted for more than 10% of the accounts receivable balance at September 30, 2020 and March 31, 2020 for a total of 60% and 63% of accounts receivable, respectively. In addition, one customer represents approximately 65% and 64% of total revenues for the Company for the six months ended September 30, 2020 and 2019, respectively, and one customer represents approximately 77% and 63% of total revenues for the Company for the three months ended September 30, 2020, respectively.

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

Commodity price risk

We are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including but not limited to, supply and demand.

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
SEPTEMBER 30, 2020

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

Banner Midstream

On March 27, 2020, the Company and Banner Parent, entered into the Banner Purchase Agreement to acquire Banner Midstream. Pursuant to the acquisition, Banner Midstream became a wholly-owned subsidiary of the Company and Banner Parent received shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Banner Midstream.

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
SEPTEMBER 30, 2020

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
SEPTEMBER 30, 2020

The goodwill is not expected to be deductible for tax purposes.

The following table shows the unaudited pro-forma results for the six months ended September 30, 2019, as if the acquisitions had occurred on April 1, 2019. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Trend Holdings, Banner Midstream (which includes White River and Shamrock) and the Company.

Six Months Ended September 30, 2019
(Unaudited)
Revenues	$5,500
Net loss	$(11,683)
Net loss per share	$(0.20)

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

Rabb Resources

On August 14, 2020, the Company entered into an Asset Purchase Agreement by and among the Company, White River E&P LLC, a Texas Limited Liability Company and a wholly-owned subsidiary of the Company Rabb Resources, LTD. and Claude Rabb, the sole owner of Rabb Resources, LTD. Pursuant to the Asset Purchase Agreement, the Company completed the acquisition of certain assets of Rabb Resources, LTD. The acquired assets consisted of certain real property and working interests in oil and gas mineral leases. The Company in June 2020 previously provided for bridge financing to Rabb Resources, LTD under the $225 Senior Secured Convertible Promissory Note. As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Rabb Resources, LTD. A total of $3,500 consisting of (i) $1,500 in cash, net of $304 in outstanding amounts related to the note receivable and accrued interest receivable, and (ii) $2,000 payable in common stock of the Company, which based on the closing price of the common stock as of the date of the Asset Purchase Agreement equaled 514 shares. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the Rabb Resources, LTD. historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

Building	$236
Land	140
Oil and Gas Properties	3,224
Asset retirement obligation	(100)
$3,500

Unrelated Third Party

On September 4, 2020, White River SPV 3, LLC, a wholly-owned subsidiary of Banner Midstream entered into an Agreement and Assignment of Oil, Gas and Mineral Lease with a privately held limited liability company (the “Assignor”). Under the Lease Assignment, the Assignor assigned a 100% working interest (75% net revenue interest) in a certain oil and gas lease covering in excess of 1,600 acres (the “Lease”), and White River paid $1,500 in cash to the Assignor. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

O’Neal Family

On September 30, 2020, the Company and White River Energy, LLC entered into three asset purchase agreements (the “Asset Purchase Agreements”) with privately-held limited liability companies to acquire working interests in the Harry O’Neal oil and gas mineral lease (the “O’Neal OGML”), the related well bore, crude oil inventory and equipment. Immediately prior to the acquisition, White River Energy owned an approximately 61% working interest in the O’Neal OGML oil well and a 100% working interest in any future wells.

The purchase price of these leases were $126, $312 and $312, respectively, totaling $750. The consideration paid to the Sellers was in the form of 341 shares of common stock. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

Oil and Gas Properties	$760
Asset retirement obligation	(10)
$750

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the six months ended September 30, 2020 and 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

September 30, 2020	Level 1	Level 2	Level 3	Total Gains and (Losses)
Warrant derivative liabilities	-	-	$4,364	$(16,382)

March 31, 2020
Warrant derivative liabilities	-	-	$2,775	$(369)

NOTE 18: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of September 30, 2020, and for the six months ended September 30, 2020, the Company operated in three segments. The segments are Financial Services (Trend Holdings), Technology (Zest Labs (which includes the operations of 440IoT Inc.)), and Commodities (Banner Midstream). As of September 30, 2019 and for the six months ended September 30, 2019, the Company operated in two segments only (Technology and Financial).

Six Months Ended September 30, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$5,397	$194	$-	$5,591
Cost of revenues	3,426	-	-	3,426
Gross profit	1,971	194	-	2,165
Total operating expenses net of depreciation, amortization, depletion and accretion	5,951	194	1,481	7,626
Depreciation, amortization, depletion and accretion	498	-	126	624
Other (income) expense	5,270	140	701	6,111
Loss from continuing operations	$(9,748)	$(140)	$(2,308)	$(12,196)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

Three Months Ended September 30, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$3,174	$104	$-	$3,278
Cost of revenues	2,333	-	-	2,333
Gross profit	841	104	-	945
Total operating expenses net of depreciation, amortization, depletion and accretion	3,884	65	562	4,511
Depreciation, amortization, depletion and accretion	260	-	63	323
Other (income) expense	(8,467)	(735)	(3,672)	(12,874)
Income from continuing operations	$5,164	$774	$3,047	$8,985

Segmented assets as of September 30, 2020
Property and equipment, net	$3,677	$-	$416	$4,093
Oil and Gas Properties	$11,412	$-	$-	$11,412
Intangible assets, net	$9,210	$3,223	$-	$12,433
Capital expenditures	$617	$-	$-	$617

Six Months Ended September 30, 2019	Commodities	Financial	Technology	Total
Segmented operating revenues	$-	$52	$27	$79
Cost of revenues	-	-	61	61
Gross profit	-	52	(34)	18
Total operating expenses net of depreciation, amortization, depletion and accretion	-	200	4,717	4,917
Depreciation, amortization, depletion and accretion	-	-	148	148
Other (income) expense	-	-	990	990
Loss from continuing operations	$-	$(148)	$(5,889)	$(6,037)

Three Months Ended September 30, 2019	Commodities	Financial	Technology	Total
Segmented operating revenues	$-	$29	$15	$44
Cost of revenues	-	-	16	16
Gross profit	-	29	(1)	28
Total operating expenses net of depreciation, amortization, depletion and accretion	-	61	2,410	2,471
Depreciation, amortization, depletion and accretion	-	-	71	71
Other (income) expense	-	-	1,875	1,875
Loss from continuing operations	$-	$(32)	$(4,357)	$(4,389)

Segmented assets as of September 30, 2019
Property and equipment, net	$-	$-	$676	$676
Oil and Gas Properties	$-	$-	$-	$-
Intangible assets, net	$-	$3,223	$-	$3,223
Capital expenditures	$-	$-	$-	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

NOTE 19: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for their leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement. The Company had had only short-term leases up through the acquisition of Banner Midstream. The Company acquired a right of use asset and lease liability of $731 and $732, respectively on March 27, 2020. The Company recorded these amounts at present value, in accordance with the standard, using discount rates ranging between 2.5% and 6.8%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms ranging between 42 and 60 months. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard. In addition, the Company entered into a new thirty-nine month operating lease for office space in September 2020 which also is included in the right of use asset and lease liabilities.

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

The Company’s portfolio of leases contains both finance and operating leases that relate primarily to the commodity segment. As of September 30, 2020, the value of the unamortized lease right of use asset is $1,048, of which $515 is from financing leases (through maturity at June 30, 2024) and $533 is from operating leases (through maturity at November 30, 2023). As of September 30, 2020, the Company’s lease liability was $1,063, of which $505 is from financing leases and $558 is from operating leases.

Maturity of lease liability for the operating leases for the period ended September 30,
2021	$192
2022	$195
2023	$150
2024	$25
Imputed interest	$(4)

Total lease liability	$558

Disclosed as:
Current portion	$190
Non-current portion	$368

Maturity of lease liability for the financing leases for the period ended September 30,
2021	$151
2022	$151
2023	$143
2024	$85
Imputed interest	$(25)

Total lease liability	$505

Disclosed as:
Current portion	$139
Non-current portion	$366

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

Amortization of the right of use asset for the period ended September 30,
2021	$340
2022	$322
2023	$278
2024	$108
2025	$-

Total	$1,048

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three months ended September 30, 2020	Six months ended September 30, 2020
Operating lease expense	$32	$52

Finance lease expense
Depreciation of capitalized finance lease assets	34	69
Interest expense on finance lease liabilities	4	8

Total lease cost	$70	$129

NOTE 20: ASSET RETIREMENT OBLIGATIONS

In conjunction with the approval permitting the Company to resume drilling in the existing fields, the Company has recorded an asset retirement obligation based upon the plan submitted in connection with the permit. The following table summarizes activity in the Company’s ARO for the periods ended September 30, 2020 and March 31, 2020:

	September 30, 2020	March 31, 2020
Balance, beginning of period	$295	$-
Accretion expense	16	-
ARO liability acquired in Banner Midstream acquisition	-	295
Reclamation obligations settled	-	-
Additions and changes in estimates	110	-
Balance, end of period	$421	$295

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2020

NOTE 21: SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company had the following transactions:

On October 2, 2020, the Company completed their paperwork for the request for PPP loan forgiveness. It is anticipated that any amounts forgiven can take up to 90 days to take effect.

From October 5, 2020 through November 2, 2020, the Company issued 740 shares of common stock in the exercise of warrants for $814.

On October 9, 2020, the Company and White River SPV, entered into a Participation Agreement (the “Participation Agreement”) by and among the Company, White River SPV, BlackBrush Oil & Gas, L.P. (“BlackBrush”) and an unrelated privately-held limited liability company (the “Assignor”), to conduct drilling of wells in the Austin Chalk formation.

Pursuant to the Participation Agreement, the Company and White River SPV have agreed, among other things, to fund 100% of the cost, estimated to be approximately $4,700, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation. The Participation Agreement requires the estimated amount of the drilling costs to be paid into a designated escrow account by December 1, 2020. BlackBrush has agreed to assign to the other parties to the Participation Agreement, subject to certain exceptions and limitations specified therein, specified portions of its leasehold working interest in certain Austin Chalk formation units. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among the assignor, BlackBrush and the Company and then a re-allocation upon payout or payment of drilling and completion costs for each well drilled. Following payout, the Company will own 70% of working interest and 52.5% net revenue interest in each well. BlackBrush also agreed to share with the Company certain seismic information relating to other wells in which the Company has no interests.

The Parties to the Participation Agreement, except for the Company, had previously entered into a Joint Operating Agreement, dated September 4, 2020 (the “Operating Agreement”) establishing an area of mutual interest, including the Austin Chalk formation, and governing the parties’ rights and obligations with respect to drilling, completion and operation of wells therein. The Participation Agreement and the Operating Agreement require, among other things, that White River SPV and the Company drill and complete at least one horizontal Austin Chalk well with a certain minimum lateral each calendar year.

In connection with the transactions contemplated by the Participation Agreement, on October 12, 2020 White River SPV entered into an Agreement and Assignment of Oil, Gas and Mineral Lease (the “Lease Assignment”) with the Assignor. Under the Lease Assignment, the Assignor assigned to White River SPV a 100% working interest (75% net revenue interest) in a certain oil and gas lease covering in excess of 400 acres (the “Lease”), and White River SPV paid approximately $600 to the Assignor. White River SPV had previously entered into an agreement with the Assignor for the assignment to White River SPV of a 100% working interest in a certain oil and gas lease covering in excess of 1,600 acres in exchange for $1,500.

On October 13, 2020, Mr. William B. Hoagland, who had previously served as the Company’s Principal Financial Officer, was appointed Chief Financial Officer of the Company. On October 15, 2020, the Board of Directors of the Company approved an increase in Mr. Hoagland’s annual base salary from $180,000 to $270,000, retroactive to October 15, 2020.

On October 22, 2020, the Board of Directors of the Company approved the appointment of Mr. Jim Galla as the Company’s Chief Accounting Officer, effective immediately. Mr. Jay Puchir, the Company’s former Chief Accounting Officer, will continue as the Treasurer of the Company and Chief Executive Officer of Banner Midstream.

On October 27, 2020, the Board of Directors of the Company approved an increase in the annual base salary of Mr. Randy May, the Chairman and Chief Executive Officer of the Company from $200,000 to $400,000, effective July 29, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollar amounts and number of shares below are expressed in thousands, except per share amounts.

OVERVIEW

Ecoark Holdings Inc. (“Ecoark Holdings” or the “Company”) is a diversified holding company, incorporated in the state of Nevada on November 19, 2007. Through Ecoark Holdings wholly owned subsidiaries, the Company has operations in three areas: (i) oil and gas, including exploration, production and drilling operations on over 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi and transportation services, (ii) post-harvest shelf-life and freshness food management technology, and (iii) financial services including investing in a select number of early stage startups each year. The Company’s subsidiaries consist of Ecoark, Inc. (“Ecoark”), a Delaware corporation which is the parent of Zest Labs, Inc. (“Zest Labs”), 440IoT Inc., a Nevada corporation (“440IoT”), Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”).

See Note 16 to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the information regarding the merger with Trend Discovery Holdings Inc. in May 2019 and the acquisition of Banner Midstream Corp. (“Banner Midstream”) in March 2020.

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

Since the acquisition of Banner Midstream on March 27, 2020, which currently comprises the exploration, production and drilling operations, the Company has focused its efforts to a considerable extent on expanding its exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases.

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

On August 14, 2020, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, White River E&P LLC, a Texas Limited Liability Company and a wholly-owned subsidiary of the Company Rabb Resources, LTD. and Claude Rabb, the sole owner of Rabb Resources, LTD. Pursuant to the Asset Purchase Agreement, the Company completed the acquisition of certain assets of Rabb Resources, LTD. The acquired assets consisted of certain real property and working interests in oil and gas mineral leases. The Company in June 2020 previously provided for bridge financing to Rabb Resources, LTD under the $225 Senior Secured Convertible Promissory Note. As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Rabb Resources, LTD. A total of $3,500 consisting of (i) $1,500 in cash, net of $304 in outstanding amounts related to the note receivable and accrued interest receivable, and (ii) $2,000 payable in common stock of the Company, which based on the closing price of the common stock as of the date of the Asset Purchase Agreement equaled 514 shares. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the Rabb Resources, LTD historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

On September 4, 2020, White River SPV 3, LLC, a wholly-owned subsidiary of Banner Midstream entered into an Agreement and Assignment of Oil, Gas and Mineral Lease with a privately held limited liability company (the “Assignor”). Under the Lease Assignment, the Assignor assigned a 100% working interest (75% net revenue interest) in a certain oil and gas lease covering in excess of 1,600 acres (the “Lease”), and White River paid $1,500 in cash to the Assignor. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

On September 30, 2020, the Company and White River Energy, LLC (“White River Energy”), a wholly-owned subsidiary of the Company entered into three asset purchase agreements (the “Asset Purchase Agreements”) with privately-held limited liability companies to acquire working interests in the Harry O’Neal oil and gas mineral lease (the “O’Neal OGML”), the related well bore, crude oil inventory and equipment. Immediately prior to the acquisition, White River Energy owned an approximately 61% working interest in the O’Neal OGML oil well and a 100% working interest in any future wells.

The purchase price of these leases were $126, $312 and $312, respectively, totaling $750. The consideration paid to the Sellers was in the form of 341 shares of common stock. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

Our principal executive offices are located at 303 Pearl Parkway, Suite 200, San Antonio, TX 78215, and our telephone number is (800) 762-7293. Our website address is http://ecoarkusa.com/. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in and are not considered part of this report.

Impact of COVID-19

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. The COVID-19 public health epidemic prevented the Company from conducting business activities at full capacity for an indefinite period of time, including due to risk of spread of the disease within these groups or due to shutdowns requested or mandated by governmental authorities.

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

While it is not possible at this time to estimate with sufficient certainty the impact that COVID-19 could have on the Company’s business, the continued spread of COVID-19 and the measures taken by federal, state, local and foreign governments could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have also had and may continue to have an adverse impact on global and domestic economic conditions, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. These measures are continuing. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

Our revenues from periods prior to fiscal 2020 were generated principally from the sale of hardware. In the six months ended September 30, 2020, revenues were principally from professional services from our financing segment as well as oil and gas services related to our production, transportation and logistics service business contained in Banner Midstream.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Revenues

Revenues for the three months ended September 30, 2020 were $3,278 as compared to $44 for the three months ended September 30, 2019, an increase of $3,234. The increase was primarily due to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020. Revenues were comprised of $104 and $28 in the financing segment; $0 and $16 in the technology segment; and $3,174 and $0 in the commodity segment for the three months ended September 30, 2020 and 2019, respectively.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended September 30, 2020 was $2,333 as compared to $16 for the three months ended September 30, 2019, an increase of $2,317. The increase was primarily due to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020. Cost of Revenues were comprised of $0 and $0 in the financing segment; $0 and $16 in the technology segment; and $2,333 and $0 in the commodity segment for the three months ended September 30, 2020 and 2019, respectively. Gross margins decreased from 63% for the three months ended September 30, 2019 to 28% for the three months September 30, 2020 due to changes in inventory of crude oil.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 were $4,834 as compared to $2,542 for the three months ended September 30, 2019, an increase of $2,292. Operating expenses were comprised of $65 and $61 in the financing segment; $625 and $2,481 in the technology segment; and $4,144 and $0 in the commodity segment for the three months ended September 30, 2020 and 2019, respectively. The $2,292 increase was due principally to the expenses, including wages and consulting fees, related to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020 and the depreciation, depletion, amortization and accretion for Banner Midstream in 2020, partially offset by the reduction in the Zest Labs selling expenses.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2020 were $4,375 compared with $1,683 for the three months ended September 30, 2019. Cost reduction initiatives were focused on salary related and professional fees for the technology segment offset by the costs incurred for Banner Midstream as this was acquired in March 2020. These were offset by changes in share-based compensation which for the three month period ended September 30, 2020 were not comparable to 2019.

Depreciation, Amortization, Depletion and Accretion

Depreciation, amortization, depletion and accretion expenses for the three months ended September 30, 2020 were $323 compared to $71 for the three months ended September 30, 2019. Depreciation, amortization, depletion and accretion expenses were comprised of $0 and $0 in the financing segment; $63 and $71 in the technology segment; and $260 and $0 in the commodity segment for the three months ended September 30, 2020 and 2019, respectively. The $252 increase resulted primarily from the acquisition of Banner Midstream and the depletion and accretion is the result of the oil and gas properties maintained by Banner Midstream. The technology and financing segment do not have depletion or accretion.

Research and Development

Research and development expense decreased 82% to $136 in the three months ended September 30, 2020 compared with $788 in the three months ended September 30, 2019. The $652 reduction in costs related primarily to the maturing of development of the Zest Labs freshness solutions.

Other Income (Expense)

Change in fair value of derivative liabilities for the three months ended September 30, 2020 was a non-cash gain of $1,011 as compared to a non-cash loss of ($960) for the three months ended September 30, 2019. The $1,971 increase was a result of the reduction in the stock price in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. In addition, there was a non-cash gain in the three months ended September 30, 2020 from the extinguishment of the derivative liabilities that when converted to shares of common stock of $14,952 compared to ($839) in the three months ended September 30, 2019. In the period ended September 30, 2020, there was a non-cash loss on the conversion of debt and other liabilities to shares of common stock of $1,775.

Interest expense, net of interest income, for the three months ended September 30, 2020 was $1,314 as compared to $76 for the three months ended September 30, 2019. The increase was the result of the interest incurred on the debt assumed in the Banner Midstream acquisition as well as the value related to the granting of warrants for interest of $1,265.

Net Income (Loss)

Net income from continuing operations for the three months ended September 30, 2020 was $8,985 as compared to a net loss of ($4,389) for the three months ended September 30, 2019. The $13,374 increase in net income was primarily due to the non-cash changes in the fair value of the derivative liability and the non-cash losses incurred on the conversion of debt to equity, offset by the non-cash gain on the exchange of warrants for common stock described herein. The net income (loss) was comprised of $774 and ($32) in the financing segment; $3,047 and ($4,357) in the technology segment; and net income of $5,164 and $0 in the commodity segment for the three months ended September 30, 2020 and 2019, respectively.

Results of Operations for the Six Months Ended September 30, 2020 and 2019

Revenues

Revenues for the six months ended September 30, 2020 were $5,591 as compared to $79 for the six months ended September 30, 2019, an increase of $5,512. The increase was primarily due to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020. Revenues were comprised of $194 and $52 in the financing segment; $0 and $27 in the technology segment; and $5,397 and $0 in the commodity segment for the six months ended September 30, 2020 and 2019, respectively.

Cost of Revenues and Gross Profit

Cost of revenues for the six months ended September 30, 2020 was $3,426 as compared to $61 for the six months ended September 30, 2019, an increase of $3,365. The increase was primarily due to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020. Cost of Revenues were comprised of $0 and $0 in the financing segment; $0 and $61 in the technology segment; and $3,426 and $0 in the commodity segment for the six months ended September 30, 2020 and 2019, respectively. Gross margins increased from 22% for the six months ended September 30, 2019 to 38% for the six months ended September 30, 2020 due to lower costs involved with executing the projects and changes in inventory of crude oil.

Operating Expenses

Operating expenses for the six months ended September 30, 2020 were $8,250 as compared to $5,065 for the six months ended September 30, 2019, an increase of $3,185. Operating expenses were comprised of $194 and $200 in the financing segment; $1,607 and $4,865 in the technology segment; and $6,449 and $0 in the commodity segment for the six months ended September 30, 2020 and 2019, respectively. The $3,185 increase was due principally to the expenses, including wages and consulting fees, related to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020 and the depreciation, depletion, amortization and accretion for Banner Midstream in 2020, partially offset by the reduction in the Zest Labs selling expenses.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended September 30, 2020 were $7,260 compared with $3,232 for the six months ended September 30, 2019. Cost reduction initiatives were focused on salary related and professional fees for the technology segment offset by the costs incurred for Banner Midstream as this was acquired in March 2020.

Depreciation, Amortization, Depletion and Accretion

Depreciation, amortization, depletion and accretion expenses for the six months ended September 30, 2020 were $624 compared to $148 for the six months ended September 30, 2019. Depreciation, amortization, depletion and accretion expenses were comprised of $0 and $0 in the financing segment; $126 and $148 in the technology segment; and $498 and $0 in the commodity segment for the six months ended September 30, 2020 and 2019, respectively. The $476 increase resulted primarily from the acquisition of Banner Midstream and the depletion and accretion is the result of the oil and gas properties maintained by Banner Midstream. The technology and financing segment do not have depletion or accretion.

Research and Development

Research and development expense decreased 78% to $366 in the six months ended September 30, 2020 compared with $1,685 in the six months ended September 30, 2019. The $1,319 reduction in costs related primarily to the maturing of development of the Zest Labs freshness solutions.

Other Income (Expense)

Change in fair value of derivative liabilities for the six months ended September 30, 2020 was a non-cash loss of ($16,382) as compared to a non-cash loss of ($16) for the six months ended September 30, 2019. The $16,366 decrease was a result of the reduction in the stock price in the six months ended September 30, 2020 compared to the six months ended September 30, 2019. In addition, there was a non-cash gain in the six months ended September 30, 2020 from the extinguishment of the derivative liabilities that when converted to shares of common stock of $16,583 compared to ($839) in the prior year period. In the period ended September 30, 2020, there was a non-cash loss on the conversion of debt and other liabilities to shares of common stock of $3,969 and a loss on the sale of fixed assets and abandonment of oil and gas properties of $105 and $83, respectively.

Interest expense, net of interest income, for the six months ended September 30, 2020 was $2,155 as compared to $135 for the six months ended September 30, 2019. The increase was the result of the interest incurred on the debt assumed in the Banner Midstream acquisition as well as the value related to the granting of warrants for interest of $1,790 and the amortization of debt discount of $149.

Net Loss

Net loss from continuing operations for the six months ended September 30, 2020 was $12,196 as compared to $6,035 for the six months ended September 30, 2019. The $6,161 decrease in net loss was primarily due to the non-cash changes in the fair value of the derivative liability and the non-cash losses incurred on the conversion of debt to equity, offset by the non-cash gain on the exchange of warrants for common stock described herein. The net income (loss) was comprised of ($140) and ($148) in the financing segment; ($2,308) and ($5,887) in the technology segment; and net loss of ($9,748) and $0 in the commodity segment for the six months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Net cash used in operating activities was ($5,171) for the six months ended September 30, 2020, as compared to net cash used in operating activities of ($3,137) for the six months ended September 30, 2019. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and the change in the fair value of the derivative liability and net losses incurred in the conversion of debt and liabilities to shares of common stock as well as losses on the sale of fixed assets and abandonment of oil and gas properties.

Net cash used in investing activities was $3,171 for the six months ended September 30, 2020, as compared to $8 net cash provided for the six months ended September 30, 2019. Net cash used in investing activities in 2020 related to the advancement of a note receivable of $275, and the net purchases of fixed assets and oil and gas properties.

Net cash provided by financing activities for the six months ended September 30, 2020 was $9,600 that included $12,602 (net of fees) raised via issuance of stock for the exercise of warrants and stock options, offset by proceeds and repayments of long-term debt and notes payable including related parties of $3,002. This compared with the six months ended September 30, 2019 amounts of $3,334 provided by financing that included $951 provided through the credit facility, $1,980 from proceeds received from the sale of preferred stock and $403 from proceeds from advances from related parties.

To date we have financed our operations through sales of common stock and the issuance of debt.

In addition to these transactions, the Company in the period April 1, 2020 through September 30, 2020, entered into the following transactions:

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

At September 30, 2020 we had cash (including restricted cash) of $1,664, and a working capital deficit of $6,731 and $16,689 as of September 30, 2020 and March 31, 2020, respectively. The decrease in the working capital deficit is the result of the change in the fair value of the derivative liabilities offset by the repayment and conversion of debt and liabilities to shares of common stock. These liabilities were assumed in the Banner Midstream in March 2020. The Company is dependent upon raising additional capital from future financing transactions to meet its needs for cash during the next 12 months. The Company raised approximately $12,253 in warrant exercises in the six months ended September 30, 2020, and can raise an additional $1,624 from the exercise of warrants that remain outstanding. We expect that the revenue generating operations of Banner Midstream will continue to improve the liquidity of the Company moving forward. However, going forward, the effect of the pandemic on the capital markets may limit our ability to raise additional capital on the terms acceptable to us at the time we need it, if at all. As disclosed in Note 1, COVID-19 has had an impact on our management’s ability to operate effectively. The challenges related to remote work and travel restrictions that we as a smaller company have faced in striving to meet our disclosure obligations in a timely manner while taking the steps to protect the health and safety of our employees have impacted, and may continue to further impact, our ability to raise additional capital.

The Company has agreed to fund 100% of the cost, estimated to be approximately $4,700, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation as part of their Participation Agreement with Blackbrush Oil & Gas, L.P. The Company has agreed to pay the amount of the drilling costs into a designated escrow account by the commencement of the drilling, which is expected in January 2021.

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

Off-Balance Sheet Arrangements

As September 30, 2020 and March 31, 2020, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including expected increase in revenues from oil and gas operations, the funding of the initial well drilling in the Austin Chalk formation and future liquidity. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include, among other things, volatility of oil prices, the risks arising from the impact of the COVID-19 pandemic, including its future effect on the U.S. and global economies and on our Company, competition, government regulation or action, the costs and results of drilling activities, risks inherent in drilling operations, availability of equipment, services, resources and personnel required to conduct operating activities, ability to replace reserves and uncertainties related to reserve estimates, the Company’s ability to raise additional capital on acceptable terms when needed, uncertainties related to ongoing litigation, risks related to potential impact of natural disasters, and cybersecurity risks. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended March 31, 2020 and registration statement on Form S-3 filed on October 16, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our principal executive and financial officers have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were not effective given the identification of one material weakness in such controls and procedures.

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

We have advised our audit committee of the following material weaknesses in internal control. The weakness relates to inadequate segregation of duties consistent with control objectives. In an effort to reduce expenses, the Company reduced its accounting and administrative staff at the parent company level to the extent that achieving desired control objectives were deemed at risk.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, during the period covered by this Quarterly Report on Form 10-Q there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended March 31, 2020.

On August 1, 2018, the Company and Zest Labs filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. The Company and Zest Labs are seeking monetary damages and other related relief to the extent it is deemed proper by the court. The Company does not believe that expenses incurred in pursuing the complaint have had a material effect on the Company’s net income or financial condition for the fiscal year ended March 31, 2020 or any individual fiscal quarter. On October 22, 2018, the Court issued an order initially setting a trial date of June 1, 2020, which has been delayed due to COVID-19. The trial date has been rescheduled to March 29, 2021.

ITEM 1A. RISK FACTORS

See risk factors included in the registration statement on Form S-3 filed on October 16, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Asset Purchase Agreement by and among the Company, White River E&P LLC, Rabb Resources, Ltd. and Claude Rabb, dated August 14, 2020+	8-K	8/20/20	2.1
3.1	Articles of Incorporation, as amended	S-3	10/16/20	3.1
3.2	Amended and Restated Bylaws	8-K	4/28/17	3.1
10.1	Agreement and Assignment of Oil, Gas and Mineral Lease dated September 3, 2020*				Filed
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

+	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish to the SEC a copy of any omitted schedule and/or exhibit upon request.

*	Portions of this exhibit have been omitted as permitted by the rules of the SEC. The information excluded is both (i) not material and (ii) would be competitively harmful if publicly disclosed. The Company undertakes to submit a marked copy of this exhibit for review by the SEC staff, to the extent it has not been previously provided, and provide supplemental materials to the SEC staff promptly upon request.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Ecoark Holdings, Inc., 303 Pearl Parkway Suite #200, San Antonio, Texas 78215.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ecoark Holdings, Inc.

Date: November 6, 2020	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer

Date: November 6, 2020	By:	/s/ WILLIAM B. HOAGLAND
William B. Hoagland
Chief Financial Officer