Form 10-Q
period 2020-12-31
Ecoark Holdings, Inc.
filed 2021-02-12
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

N/A

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

There were 22,470,401 shares of the Registrant’s $0.001 par value common stock outstanding as of February 12, 2021.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except per share data)

	December 31,	March 31,
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash ($85 and $85 pledged as collateral for credit as of December 31, 2020 and March 31, 2020, respectively and $250 and $50 restricted at December 31, 2020 and March 31, 2020, respectively)	$7,981	$406
Accounts receivable, net of allowance of $709 and $500 as of December 31, 2020 and March 31, 2020, respectively	417	172
Note receivable, net of allowance of $0 and $25 as of December 31, 2020 and March 31, 2020, respectively	-	-
Inventories – Crude Oil	129	-
Prepaid expenses and other current assets	1,512	676
Total current assets	10,039	1,254

NON-CURRENT ASSETS
Property and equipment, net	3,921	3,965
Intangible assets, net	2,136	2,350
Oil and gas properties, full cost-method	11,795	6,135
Goodwill	10,225	10,225
Right of use assets – financing leases	480	589
Right of use assets – operating leases	480	142
Non-current assets of discontinued operations	249	249
Other assets	-	7
Total non-current assets	29,286	23,662

TOTAL ASSETS	$39,325	$24,916

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,867	$751
Accrued liabilities	1,738	3,036
Due to prior owners	814	2,358
Warrant derivative liabilities	6,343	2,775
Current portion of long-term debt	789	6,401
Notes payable – related parties	772	2,172
Current portion of lease liability – financing leases	140	137
Current portion of lease liability – operating leases	204	85
Current liabilities of discontinued operations	228	228
Total current liabilities	12,895	17,943

NON-CURRENT LIABILITIES
Lease liability – financing leases, net of current portion	331	436
Lease liability – operating leases, net of current portion	321	74
Long-term debt, net of current portion	1,488	421
Asset retirement obligations	431	295
Total liabilities	15,466	19,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)
	-	-
Preferred stock, $0.001 par value; 5,000 shares authorized; none and 1(Series C) issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	-	-
Common stock, $0.001 par value; 30,000 shares authorized, 22,470 shares issued and 22,353 shares outstanding as of December 31, 2020, and 40,000 shares authorized, 17,175 shares issued and 17,058 shares outstanding as of March 31, 2020	22	17
Additional paid-in-capital	165,195	135,424
Accumulated deficit	(139,687)	(128,023)
Treasury stock, at cost	(1,671)	(1,671)
Total stockholders’ equity	23,859	5,747

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,325	$24,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

CONTINUING OPERATIONS:
REVENUES	$4,465	$140	$10,056	$219
COST OF REVENUES	3,218	67	6,644	128
GROSS PROFIT	1,247	73	3,412	91
OPERATING EXPENSES:
Selling, general and administrative	4,710	2,232	11,970	5,464
Depreciation, amortization, depletion and accretion	509	68	1,133	216
Research and development	264	424	630	2,109
Total operating expenses	5,483	2,724	13,733	7,789
Loss from continuing operations before other income (expense)	(4,236)	(2,651)	(10,321)	(7,698)

OTHER INCOME (EXPENSE):
Change in fair value of derivative liabilities	481	(2,376)	(15,901)	(2,392)
Gain (loss) on exchange of warrants for common stock	2,755	(220)	19,338	(1,059)
Loss on conversion of long-term debt and accrued expenses	-	-	(3,969)	-
Forgiveness of debt	1,850	-	1,850	-
Gain (loss) on disposal of fixed assets	-	16	(105)	16
Loss on abandonment of oil and gas property	-	-	(83)	-
Interest expense, net of interest income	(318)	(188)	(2,473)	(323)
Total other income (expenses)	4,768	(2,768)	(1,343)	(3,758)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	532	(5,419)	(11,664)	(11,456)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	-
Gain on disposal of discontinued operations	-	-	-	2
Total discontinued operations	-	-	-	2

PROVISION FOR INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$532	$(5,419)	$(11,664)	$(11,454)

NET EARNINGS (LOSS) PER SHARE
Basic: Continuing operations	$0.02	$(0.40)	$(0.58)	$(0.93)
Discontinued operations	-	-	-	-
Total	$0.02	$(0.40)	$(0.58)	$(0.93)

Diluted: Continuing operations	$0.02	$(0.40)	$(0.58)	$(0.93)
Discontinued operations	-	-	-	-
Total	$0.02	$(0.40)	$(0.58)	$(0.93)

SHARES USED IN CALCULATION OF NET EARNINGS (LOSS) PER SHARE
Basic	21,300	13,508	19,950	12,268
Diluted	24,192	13,508	19,950	12,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

	Preferred		Common		Additional Paid-In-	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balances at March 31, 2019	-	$-	10,515	$11	$113,352	$(115,886)	$(1,671)	$(4,194)

Shares issued in acquisition of Trend Holdings	-	-	1,100	1	3,235	-	-	3,236
Share-based compensation	-	-	-	-	582	-	-	582
Net loss for the period	-	-	-	-	-	(1,646)	-	(1,646)

Balances at June 30, 2019	-	-	11,615	12	117,169	(117,532)	(1,671)	(2,022)

Shares issued in exchange for warrants	-	-	855	1	3,292	-	-	3,293
Shares issued for services rendered	-	-	60	-	211	-	-	211
Preferred stock issuance	2	-	-	-	404	-	-	404
Share-based compensation	-	-	-	-	630	-	-	630
Net loss for the period	-	-	-	-	-	(4,389)	-	(4,389)

Balances at September 30, 2019	2	-	12,530	13	121,706	(121,921)	(1,671)	(1,873)
Preferred shares converted to common stock	(2)	-	752	1	(1)	-	-	-
Shares issued in exchange for warrants	-	-	448	-	2,186	-	-	2,186
Shares issued for services rendered	-	-	50	-	253	-	-	253
Shares issued for services to be rendered	-	-	50	-	247	-	-	247
Preferred shares issued for cash	1	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	1,345	-	-	1,345
Net loss for the period	-	-	-	-	-	(5,419)	-	(5,419)

Balances at December 31, 2019	1	$-	13,830	$14	$125,736	$(127,340)	$(1,671)	$(3,261)

Balances at March 31, 2020	1	$-	17,175	$17	$135,424	$(128,023)	$(1,671)	$5,747

Shares issued in the conversion of long-term debt and accrued interest	-	-	525	1	3,941	-	-	3,942
Shares issued in the conversion of accounts payable and accrued expenses	-	-	93	-	677	-	-	677
Preferred shares converted into common shares	(1)	-	308	-	(-)	-	-	-
Shares issued in the exercise of warrants, net of expenses	-	-	1,532	2	6,674	-	-	6,676
Shares issued in the exercise of stock options	-	-	89	-	349	-	-	349
Share-based compensation	-	-	-	-	1,114	-	-	1,114
Net loss for the period	-	-	-	-	-	(21,181)	-	(21,181)

Balances at June 30, 2020	-	-	19,722	20	148,179	(149,204)	(1,671)	(2,676)

Shares issued in the conversion of long-term debt and accrued interest	-	-	192	-	2,635	-	-	2,635
Shares issued for services rendered	-	-	30	-	485	-	-	485
Shares issued in acquisition of oil and gas reserves and fixed assets	-	-	171	-	2,750	-	-	2,750
Shares issued in the exercise of warrants	-	-	1,088	1	5,575	-	-	5,576
Shares issued in the exercise of cash less stock options	-	-	1	-	-	-	-	-
Share-based compensation	-	-	-	-	36	-	-	36
Net income for the period	-	-	-	-	-	8,985	-	8,985

Balances at September 30, 2020	-	-	21,204	21	159,660	(140,219)	(1,671)	17,791
Shares issued in the exercise of warrants	-	-	376	-	2,106	-	-	2,106
Common share issued for cash (net of expenses and allocation to derivative liability)	-	-	889	1	3,010	-	-	3,011
Share-based compensation	-	-	-	-	419	-	-	419
Share adjustment – reverse split	-	-	1	-	-	-	-	-
Net income for the period	-	-		-	-	532	-	532

Balances at December 31, 2020	-	$-	22,470	$22	$165,195	$(139,687)	$(1,671)	$23,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	December 31,
	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(11,664)	$(11,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, depletion and accretion	1,133	216
Share-based compensation	1,569	2,556
Common stock issued for services	485	463
Change in fair value of derivative liabilities	15,901	2,392
Interest expense on warrant derivative liabilities	-	107
Forgiveness of debt	(1,850)	-
Bad debt	209	-
(Gain) loss on exchange of warrants	(19,338)	1,059
Commitment fees on credit facility advances	-	38
Gain (loss) on sale of fixed assets	105	(16)
Loss on abandonment of oil and gas property	83	-
Warrants granted for interest expense	2,042	-
Warrants granted for commissions	308	-
Recovery of bad debt	(25)	-
Loss on conversion of debt and liabilities to common stock	3,969	-
Amortization of debt discount	149	-
Gain on sale of discontinued operations	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	(454)	424
Inventories	(129)	-
Prepaid expenses and other current assets	(562)	760
Amortization of right of use asset – financing leases	109	-
Amortization of right of use assets – operating leases	104	-
Other assets	(4)	3
Interest on lease liability – financing leases	(102)	-
Interest on lease liability – operating leases	(76)	-
Accounts payable	1,116	(1,048)
Accrued liabilities	(906)	(90)
Net cash used in operating activities of continuing operations	(7,828)	(4,592)
Net cash used in discontinued operations	-	(-)
Net cash used in operating activities	(7,828)	(4,592)

Cash flows from investing activities:
Cash received in acquisition of Trend Holdings	-	3
Advance of note receivable	(275)	-
Purchases of oil and gas properties	(3,335)	-
Proceeds from the sale of fixed assets	43	16
Proceeds received from sale of Magnolia	-	5
Purchases of fixed assets	(241)	(-)
Net cash (used in) provided by investing activities of continuing operations	(3,808)	24
Net cash used in investing activities of discontinued operations	-	(-)
Net cash (used in) provided by investing activities	(3,808)	24

Cash flows from financing activities:
Proceeds from exercise of warrants, net of fees	14,359	-
Proceeds from exercise of stock options	349	-
Proceeds from issuance of common stock, net of fees	7,666	-
Proceeds from notes payable – related parties	604	403
Proceeds from long-term debt	1,869	-
Repayment of long-term debt	(3,891)	-
Repayment to prior owners	(316)	-
Repayment of notes payable – related parties	(1,429)	-
Proceeds from issuance of preferred stock, net of fees	-	2,980
Proceeds from credit facility	-	1,047
Net cash provided by financing activities	19,211	4,430
NET INCREASE (DECREASE) IN CASH	7,575	(138)
Cash and restricted cash - beginning of period	406	244
Cash and restricted cash - end of period	$7,981	$106

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$404	$-
Cash paid for income taxes	$-	$-

SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Exchange of common stock for warrants	$-	$5,479
Issuance of shares for prepaid expenses	$-	$247
Preferred stock converted into common stock	$2	$-
Conversion of long-term debt and notes payable and accrued interest into common stock	$6,577	$-
Conversion of accounts payable and accrued expenses into common stock	$677	$-
Shares issued for acquisition of oil and gas reserves and fixed assets, net of asset retirement obligations	$2,750	$-
Note receivable offset against oil and gas reserves in acquisition of Rabb	$304	$-
Lease liability recognized for ROU asset	$442	$-

Assets acquired via acquisition of Trend Holdings.:
Current assets	$-	$12
Goodwill	$-	$3,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings Inc. (“Ecoark Holdings” or the “Company”) is a diversified holding company, incorporated in the state of Nevada on November 19, 2007. Through Ecoark Holdings wholly owned subsidiaries, the Company has operations in three areas: (i) oil and gas, including exploration, production and drilling operations on over 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi and transportation services, (ii) post-harvest shelf-life and freshness food management technology, and (iii) financial services including investments in a select number of early stage startups each year. Since the acquisition of Banner Midstream Corp. on March 27, 2020, which currently comprises the exploration, production and drilling operations, the Company has focused its efforts to a considerable extent on expanding its exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases. The Company’s subsidiaries consist of Ecoark, Inc. (“Ecoark”), a Delaware corporation which is the parent of Zest Labs, Inc. (“Zest Labs”), 440IoT Inc., a Nevada corporation (“440IoT”), Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”).

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

On June 11, 2020, the Company acquired certain energy assets from SR Acquisition I, LLC for $1 as part of the ongoing bankruptcy reorganization of Sanchez Energy Corporation. The transaction includes the transfer of 262 total wells in Mississippi and Louisiana, approximately 9,000 acres of active mineral leases, and drilling production materials and equipment. The 262 total wells include 57 active producing wells, 19 active disposal wells, 136 shut-in with future utility wells, and 50 shut-in pending plugging wells. Included in the assignment are 4 wells in the Tuscaloosa Marine Shale formation. One of the leases acquired in this transaction was sold in November 2020.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

On August 14, 2020, the Company entered into an Asset Purchase Agreement by and among the Company, White River E&P LLC, a Texas Limited Liability Company and a wholly-owned subsidiary of the Company Rabb Resources, LTD. and Claude Rabb, the sole owner of Rabb Resources, LTD. Pursuant to the Asset Purchase Agreement, the Company completed the acquisition of certain assets of Rabb Resources, LTD. The acquired assets consisted of certain real property and working interests in oil and gas mineral leases. The Company in June 2020 previously provided for bridge financing to Rabb Resources, LTD under the $225 Senior Secured Convertible Promissory Note. As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Rabb Resources, LTD. A total of $3,500 consisting of (i) $1,500 in cash, net of $304 in outstanding amounts related to the note receivable and accrued interest receivable, and (ii) $2,000 payable in common stock of the Company, which based on the closing price of the common stock as of the date of the Asset Purchase Agreement equaled 103 shares. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the Rabb Resources, LTD historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

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

On October 9, 2020, the Company and White River SPV, entered into a Participation Agreement (the “Participation Agreement”) by and among the Company, White River SPV, BlackBrush Oil & Gas, L.P. (“BlackBrush”) and GeoTerre, LLC, an unrelated privately-held limited liability company (the “Assignor”), to conduct drilling of wells in the Austin Chalk formation.

Pursuant to the Participation Agreement, the Company and White River SPV have agreed, among other things, to fund 100% of the cost, estimated to be approximately $4,700, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation. The Participation Agreement requires the estimated amount of the drilling costs to be paid into a designated escrow account by the commencement of the drilling in January 2021. BlackBrush has agreed to assign to the other parties to the Participation Agreement, subject to certain exceptions and limitations specified therein, specified portions of its leasehold working interest in certain Austin Chalk formation units. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among the assignor, BlackBrush and the Company and then a re-allocation upon payout or payment of drilling and completion costs for each well drilled. Following payout, the Company will own 70% of working interest and 52.5% net revenue interest in each well. BlackBrush also agreed to share with the Company certain seismic information relating to other wells in which the Company has no interests.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

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

The purchase prices of these leases were $126, $312 and $312, respectively, totaling $750. The consideration paid to the Sellers was in the form of 68 shares of common stock. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

Effective with the opening of trading on December 17, 2020, the Company effected a one-for-five reverse split of its issued and outstanding common stock and a simultaneous proportionate reduction of its authorized common stock. The reverse stock split was implemented without obtaining stockholder approval as permitted by Nevada law, and the authorized common stock was proportionately reduced to 40,000 shares. All share and per share figures are reflected on a post-split basis herein.

Effective December 29, 2020, the Company amended its Articles of Incorporation to reduce the authorized common stock from 40,000 shares to 30,000 shares.

On December 31, 2020, the Company completed a registered direct offering, whereby the Company issued 889 shares of common stock and 889 accompanying warrants to one institutional investor under the effective Form S-3 at $9.00 per share and accompanying warrant for a total of $8,000 in gross proceeds, before placement agent fees and other offering expenses. The warrants are exercisable for a two-year term at a strike price of $10.00 per share. The Company granted 62 warrants to the placement agent as compensation in addition to the $560 cash commission received by the placement agent. The placement agent warrants are exercisable at $11.25 per share and expire on January 2, 2023.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

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

Reclassifications

The Company has reclassified certain amounts in the December 31, 2019 unaudited condensed consolidated financial statements to be consistent with the December 31, 2020 presentation. Reclassifications relating to the discontinued operations are described in Note 2. The reclassifications had no impact on net loss or net cash flows for the three and nine months ended December 31, 2020 and 2019.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

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

There was $380 and $0 in depreciation, depletion and amortization expense for the Company’s oil and gas properties for the nine months ended December 31, 2020 and 2019, respectively, and $254 and $0, for the three months ended December 31, 2020 and 2019, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting period, to perform a test to determine the limit on the book value of our oil and gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, the excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to SAB 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of December 31, 2020 and there was no indication of impairment on the oil and gas properties.

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
DECEMBER 31, 2020

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software as a service (“SaaS”) contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty-day payment terms from when the Company satisfies the performance obligation in the contract. The Company did not have material revenue from software license agreements in the nine months ended December 31, 2020 and 2019, respectively.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

For Pinnacle Frac, accounts receivable is comprised of unsecured amounts due from customers that have been conveyed to a factoring agent without recourse. Pinnacle Frac receives an advance from the factoring agent of 98% of the amount invoiced to the customer within one business day. The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 2% finance charge by the factoring agent, and realizes cash for the 98% net proceeds received. The Company has recognized an allowance for doubtful accounts of $709 and $500 as of December 31, 2020 and March 31, 2020, respectively.

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
DECEMBER 31, 2020

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

Liquidity

For the nine months ended December 31, 2020 and 2019, the Company had a net loss of $11,664 and $11,454, respectively, has a working capital deficit of $2,856 as of December 31, 2020, and has an accumulated deficit as of December 31, 2020 of $139,687. As of December 31, 2020, the Company has $7,981 in cash and cash equivalents. The Company alleviated the substantial doubt regarding this uncertainty as of March 31, 2020 which continues to be alleviated at December 31, 2020 as a result of the Company’s acquisition of Banner Midstream on March 27, 2020 which bring revenue generating subsidiaries with reserves of oil properties over $6,000 and existing customer relationships over $2,000, coupled with the raising of $14,359 in the exercise of warrants, $349 in the exercise of options and $7,666 in a registered direct offering, net of fees of $334 in the nine months ended December 31, 2020.

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
DECEMBER 31, 2020

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

In April 2020, the Company and one of its subsidiaries entered into PPP loans with financial institutions, See Notes 11 (u) and (v). Of the $1,869 in PPP loans obtained this fiscal year, the Company was informed that $1,850 (including $11 in accrued interest) has been forgiven in the three months ended December 31, 2020. The remaining $30 with accrued interest of $2 will be converted into a loan that is due in May 2022, with payments of $2 per month that commenced December 19, 2020.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

Carrying amounts of major classes of assets and liabilities included as part of discontinued operations in the condensed consolidated balance sheet as of December 31, 2020 for Pinnacle Vac consisted of the following:

Current asset
Cash	$-
Total current assets	$-

Property and equipment, net	$249
Non-current assets	$249

Accounts payable	$228
Current liabilities	$228

There was no income (loss) from discontinued operations for the three and nine months ended December 31, 2020 and 2019, respectively.

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

NOTE 3: REVENUE

The following table disaggregates the Company’s revenue by major source for the nine and three months ended December 31:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenue:
Software as a Service (“SaaS”)	$-	$-	$-	$28
Professional Services	-	140	-	191
Financial Services	165	-	359	-
Oil and Gas Production	641	-	1,317	-
Transportation Services	3,541	-	8,090	-
Fuel Rebate	80	-	157	-
Equipment Rental	38	-	133	-
	$4,465	$140	$10,056	$219

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

DECEMBER 31, 2020

Subsequent to the acquisitions of Trend Discovery and Banner Midstream, the Company in 2020 recorded revenues for financial services and oil and gas services and production. For both of these entities, revenues are billed upon the completion of the performance obligations.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4: INVENTORIES

The Company’s inventories of $129 consisted of crude oil of approximately 5,324 barrels of unsold crude oil using the lower of cost (LIFO) or net realizable value.

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

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Zest Labs freshness hardware	$2,493	$2,493
Computers and software costs	222	222
Land	140	-
Buildings	236	-
Leasehold improvements – Pinnacle Frac	18	18
Machinery and equipment - Technology	200	200
Machinery and equipment – Commodity	3,458	3,405
Total property and equipment	6,767	6,338
Accumulated depreciation and impairment	(2,846)	(2,373)
Property and equipment, net	$3,921	$3,965

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2020

As of December 31, 2020 and March 31, 2020, the Company performed an evaluation of the recoverability of these long-lived assets. The analysis resulted in no impairment as of related to these assets.

The Company acquired $3,423 in property and equipment on March 27, 2020 in the acquisition of Banner Midstream. In addition, $376 of land and buildings were acquired in the Rabb Resources acquisition.

Depreciation expense for the nine months ended December 31, 2020 and 2019 was $513 and $216, respectively, and $172 and $68 for the three months ended December 31, 2020 and 2019, respectively. During the nine months ended December 31, 2020, the Company disposed of $188 worth of equipment that had a net value of $148 for cash proceeds of $43, resulting in a loss on disposal of $105.

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Patents	$1,013	$1,013
Customer relationships	2,100	2,100
Non-compete agreements – Banner Midstream	250	250
Outsourced vendor relationships	1,017	1,017
Non-compete agreements – Zest Labs	340	340
Total intangible assets	4,720	4,720
Accumulated amortization and impairment	(2,584)	(2,370)
Intangible assets, net	$2,136	$2,350

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

Amortization expense for the nine months ended December 31, 2020 and 2019 was $214 and $0, respectively, and $72 and $0 for the three months ended December 31, 2020 and 2019, respectively.

The following is the future amortization of the intangibles as of December 31:

2021	$333
2022	280
2023	263
2024	263
2025	230
Thereafter	767
$2,136

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2020

In addition to the statutory based intangible assets noted above, the Company incurred $10,225 of goodwill in the purchase of Trend and Banner Midstream as follows:

Acquisition – Trend Discovery	$3,223
Acquisition – Banner Midstream	7,002
Goodwill – December 31, 2020 and March 31, 2020	$10,225

The Company assessed the criteria for impairment, and there were no indicators of impairment present as of December 31, 2020, and therefore no impairment is necessary.

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2020	March 31, 2020
Professional fees and consulting costs	$67	$106
Vacation and paid time off	114	126
Legal fees	24	503
Compensation	86	865
Interest	383	673
Insurance	631	548
Other	433	215
Total	$1,738	$3,036

On March 27, 2020, the Company assumed $2,362 of liabilities in the acquisition of Banner Midstream, and in addition, assumed $2,362 of liabilities in amounts that are due to prior owners of Banner Midstream and their subsidiaries. These amounts are non-interest bearing and due on demand. As of December 31, 2020 and March 31, 2020, $814 and $2,358 of the amounts due to prior owners is currently due. The Company converted $1,228 of amounts due to prior owners into shares of common stock which resulted in a loss on conversion of $1,248 in the nine months ended December 31, 2020. The remaining $814 was paid in January 2021.

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

DECEMBER 31, 2020

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

On October 28, 2019, the Company issued 449 shares of the Company’s common stock to investors in exchange for the March and May 2017 warrants. Upon the issuance of the 449 shares, the March and May 2017 warrants were extinguished. The fair value of the shares issued was $2,186, and the fair value of the warrants was $1,966 resulting in a loss of $220 that was recognized on the exchange.

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

On July 12, 2019, the March and August 2018 warrants were exchanged for 855 shares of Company common stock, and all of those warrants were extinguished. The fair value of the shares issued was $3,293, and the fair value of the warrants was $2,454 resulting in a loss of $839 that was recognized on the exchange.

As described further in Note 13 below, on August 22, 2019 the Company issued warrants that can be exercised in exchange for 784 shares of Company common stock to investors that invested in shares of Company preferred stock. The fair value of those warrants was estimated to be $1,576 at inception and on January 26, 2020, the Company entered into letter agreements with accredited institutional investors holding the warrants issued with the Company’s Series B Convertible Preferred Stock on August 21, 2019.

Pursuant to the letter agreements, the investors agreed to a cash exercise of 784 warrants at a price of $2.55 per share. The Company additionally, granted 1,176 warrants at $4.50. On January 27, 2020, the Company received approximately $2,000 in cash from the exercise of the August 2019 warrants and issued the January 2020 warrants to the investors, which have an exercise price of $4.50 and may be exercised within five years of issuance. This transaction resulted in a loss on extinguishment of $1,038.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2020

On April 15, 2020, the Company granted 40 warrants with an exercise price of $3.65 per share to extend the maturity date of the Senior Secured Debt acquired in the Banner Midstream acquisition to May 31, 2020. The Company does not believe this transaction constitutes an accounting extinguishment of debt due to a material modification of the debt instrument. The fair value of those warrants was estimated to be $84 at inception and $357 as of September 30, 2020. These warrants were exercised in the three months ended December 31, 2020.

On April 15, 2020, the Company granted 10 warrants with an exercise price of $3.65 to extend the maturity date of the Senior Secured Debt acquired in the Banner Midstream acquisition to May 31, 2020. The Company does not believe this transaction constitutes an accounting extinguishment of debt due to a material modification of the debt instrument. The fair value of those warrants was estimated to be $21 at inception and $89 as of September 30, 2020. These warrants were exercised in the three months ended December 31, 2020.

On April 15 and 16, 2020, the Company received $438 in proceeds in a loan provided by Trend Discovery SPV I. Since they were the borrower and responsible for repayment of these amounts the Company granted 200 warrants at $3.65 for collateral for the loan. The fair value of those warrants was estimated to be $419 at inception and $2,753 as of June 30, 2020. These warrants were exercised in the three months ended September 30, 2020.

On May 10, 2020, the November 2019 and January 2020 warrants were exchanged for 1,452 shares of Company common stock, and all of those warrants were extinguished resulting in a gain on extinguishment of $1,630.

On May 10, 2020, the Company issued warrants that can be exercised to purchase a number of shares of common stock of the Company. The fair value of those warrants was estimated to be $6,115 at inception and $15,620 as of June 30, 2020.

During the three months ended September 30, 2020, 881 of the May 10, 2020 of the warrants were exchanged for 881 shares of common stock of the Company for $4,847 cash. The fair value of the 295 warrants that remain as of September 30, 2020 is $2,493. In addition, on September 1, 2020, 200 April 16, 2020 warrants were exercised into 200 shares of the Company’s common stock for $730 in cash.

On September 24, 2020, the Company granted 250 warrants, for the early conversion of the April 15, 2020 warrants at a strike price of $9.65 with a term of two-years. The fair value of those warrants was estimated to be $1,265 at inception and $1,425 as of September 30, 2020. As a result of the November 14, 2020 warrant grant, the strike price was recalculated to $7.75 as there were price protections included in the warrant agreement. As a result of the closing of the registered direct offering on December 29, 2020, the grantee of the warrants waived the lowering of the strike price and the strike price reverted back to $9.65.

On November 14, 2020, the Company granted 60 warrants, for the early conversion of a portion of the September 24, 2020 warrants, with a strike price of $7.75 with a term of two-years. The fair value of those warrants was estimated to be $251 at inception and $350 as of December 31, 2020.

On December 30, 2020, the Company granted 889 warrants, in the direct registered offering under the effective Form S-3, with a strike price of $10.00 with a term of two-years (maturity January 2, 2023). The fair value of those warrants was estimated to be $4,655 at inception and $4,653 as of December 31, 2020.

On December 30, 2020, the Company granted 62 warrants to the placement agent as additional compensation in connection with the registered direct offering closed December 31, 2020, exercisable at a strike price of $11.25 for a term of two-years (expiring January 2, 2023). The fair value of those warrants was estimated to be $308 at inception and $308 as of December 31, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2020

During the three months ended December 31, 2020, the remaining May 10, 2020 warrants were exchanged for 295 shares of common stock of the Company for $1,623 cash. In addition, on November 13, 2020, 50 September 24, 2020 warrants were exercised into 50 shares of the Company’s common stock for $483 in cash, and on November 23, 2020, 50 April 15, 2020 warrants were exercised under a cashless exercise provision. The fair value of the 200 warrants that remain as of December 31, 2020 is $1,032.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2020 and March 31, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on December 31, 2020, March 31, 2020 and at inception:

	Nine Months Ended	Year Ended
	December 31, 2020	March 31, 2020	Inception
Expected term	4.58 - 5 years	4.67-4.83 years	5.00 years
Expected volatility	94 - 101%	95%	91% - 107%
Expected dividend yield	-	-	-
Risk-free interest rate	0.61 - 0.73%	0.70%	1.50% -2.77%

The Company’s derivative liabilities associated with the warrants are as follows:

	December 31, 2020	March 31, 2020	Inception
Fair value of 276 November 11, 2019 warrants	$-	$543	$1,107
Fair value of 1,176 January 27, 2020 warrants	-	2,232	3,701
Fair value of 40 April 15, 2020 warrants	-	-	84
Fair value of 10 April 15, 2020 warrants	-	-	21
Fair value of 200 April 16, 2020 warrants	-	-	419
Fair value of 1,176 May 10, 2020 warrants	-	-	6,115
Fair value of 250 September 24, 2020 warrants	1,032	-	1,265
Fair value of 60 November 14, 2020 warrants	350	-	251
Fair value of 889 December 31, 2020 warrants	4,653	-	4,655
Fair value of 62 December 31, 2020 warrants	308	-	308
	$6,343	$2,775

During the nine months ended December 31, 2020 and 2019 the Company recognized changes in the fair value of the derivative liabilities of $(15,901) and $(2,392), respectively, and $481 and ($2,376) for the three months ended December 31, 2020 and 2019, respectively. The March and May 2017 warrants, March and August 2018 warrants, the August and November 2019 warrants, and the January 2020, April 16, 2020 and May 10, 2020 warrants were exchanged and thus were no longer outstanding as of December 31, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2020

Activity related to the warrant derivative liabilities for the nine months ended December 31, 2020 is as follows:

Beginning balance as of March 31, 2020	$2,775
Issuances of warrants – derivative liabilities	13,118
Warrants exchanged for common stock	(25,451)
Change in fair value of warrant derivative liabilities	15,901
Ending balance as of December 31, 2020	$6,343

NOTE 10: OIL AND GAS PROPERTIES

The Company’s holdings in oil and gas mineral lease (“OGML”) properties as of December 31, 2020 and March 31, 2020 are as follows:

	December 31, 2020	March 31, 2020
Property acquired from Banner Midstream	$5,895	$6,135
Asset purchase – June 2020	1	-
Properties acquired from Rabb Resources	3,002	-
Purchase – September 4, 2020	1,500	-
Purchase – September 30, 2020	760	-
Purchase – October 1, 2020	22	-
Purchase – October 9, 2020	615	-
Total OGML Properties	$11,795	$6,135

The Company acquired the following from Banner Midstream on March 27, 2020:

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

DECEMBER 31, 2020

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

As discussed in Note 16, on September 30, 2020, the Company entered into three Asset Purchase Agreements. The purchase prices for these acquisitions were $750. Of this amount, $760, is reflected as Oil and Gas Properties.

As discussed in Note 16, on October 1, 2020, the Company entered into three Asset Purchase Agreements. The purchase price for these acquisitions were $22. Of this amount, $22, is reflected as Oil and Gas Properties.

As discussed in Note 16, on October 9, 2020, the Company entered into three Asset Purchase Agreements. The purchase price for these acquisitions were $615. Of this amount, $615, is reflected as Oil and Gas Properties.

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended December 31, 2020. There was no activity for the nine months ended December 31, 2019:

Activity Category	March 31, 2020	Adjustments (1)	December 31, 2020
Proved Developed Producing Oil and Gas Properties
Cost	$167	$520	$687
Accumulated depreciation, depletion and amortization	-	(37)	(37)

Total	$167	$483	$650

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$5,968	$5,520	$11,488
Accumulated depreciation, depletion and amortization	-	(343)	(343)

Total	$5,968	$5,177	$11,145

Grand Total	$6,135	$5,660	$11,795

(1)	Relates to acquisitions and impairments of reserves.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2020

NOTE 11: LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Credit facility – Trend Discovery SPV 1, LLC (a)	$-	$-
Senior secured bridge loan – Banner Midstream (b)	-	2,222
Note payable – LAH 1 (c)	-	110
Note payable – LAH 2 (d)	-	77
Note payable – Banner Midstream 1 (e)	-	303
Note payable – Banner Midstream 2 (f)	-	397
Note payable – Banner Midstream 3 (g)	-	500
Merchant Cash Advance (MCA) loan – Banner Midstream 1 (h)	-	361
MCA loan – Banner Midstream 2 (i)	-	175
MCA loan – Banner Midstream 3 (j)	-	28
Note payable – Banner Midstream – Alliance Bank (k)	1,090	1,239
Commercial loan – Pinnacle Frac – Firstar Bank (l)	705	952
Auto loan 1 – Pinnacle Vac – Firstar Bank (m)	31	40
Auto loan 2 – Pinnacle Frac – Firstar Bank (n)	40	52
Auto loan 3 – Pinnacle Vac – Ally Bank (o)	36	42
Auto loan 4 – Pinnacle Vac – Ally Bank (p)	38	47
Auto loan 5 – Pinnacle Vac – Ally Bank (q)	37	44
Auto loan 7 – Capstone – Ally Bank (r)	77	97
Tractor loan 6 – Capstone – Tab Bank (s)	194	235
Equipment loan – Shamrock – Workover Rig (t)	-	50
Ecoark – PPP Loan (u)	29	-
Pinnacle Frac Transport – PPP Loan (v)	-	-
Total long-term debt	2,277	6,971
Less: debt discount	(- )	(149)
Less: current portion	(789)	(6,401)
Long-term debt, net of current portion	$1,488	$421

(a)	On December 28, 2018, the Company entered into a $10,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000 with a cap of $10,000, including the $1,000 advanced on December 28, 2018 and an additional $350 advanced through March 31, 2019, resulting in a balance of $1,350 at March 31, 2019.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2020

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

Interest expense on the note for the nine months ended December 31, 2020 and 2019 was $0 and $193, respectively.

On March 31, 2020, the Company converted all principal and interest in the Trend Discovery SPV I, LLC credit facility into shares of the Company’s common stock. The conversion of $2,525 of principal and $290 of accrued interest resulted in the issuance of 771 shares of common stock at a value of $2.95 per share. This transaction resulted in a gain on conversion of $541. As a result of the conversion, there are no amounts outstanding as of March 31, 2020.

(b)	Senior secured bridge loan of $2,222, containing a debt discount of $132 as of March 31, 2020. This was assumed in the Banner Midstream acquisition, and fully repaid in May 2020, and was secured by machinery and equipment of Pinnacle Frac.

(c)	Unsecured note payable previously issued April 2, 2018 which was assumed by Banner Midstream in the acquisition of a previous entity. The amount was past due and bears interest at 10% per annum. This amount along with accrued interest of $22 was assumed on March 27, 2020 in the acquisition of Banner Midstream. Amount was paid off in May 2020, and $24 of accrued interest remains at December 31, 2020.

(d)	Unsecured note payable previously issued April 2, 2018 which was assumed by Banner Midstream in the acquisition of a previous entity. The amount was past due and bears interest at 10% per annum. This amount along with accrued interest of $22 was assumed on March 27, 2020 in the acquisition of Banner Midstream. Amount was paid off in May 2020, and $24 of accrued interest remains at December 31, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2020

(e)	Junior secured note payable issued January 16, 2019 to an unrelated third party at 10% interest. This amount along with accrued interest of $39 was assumed on March 27, 2020 in the acquisition of Banner Midstream. This note along with the accrued interest was repaid in May 2020.

(f)	Unsecured notes payable issued in June and July 2019 to an unrelated third party at 10% interest. There are three notes to this party in total. This amount along with accrued interest of $29 was assumed on March 27, 2020 in the acquisition of Banner Midstream. These notes were converted in May 2020.

(g)	Unsecured note payable issued October 2019 to an unrelated third party at 10% interest. This amount along with accrued interest of $23 was assumed on March 27, 2020 in the acquisition of Banner Midstream. The balance of this note and remaining accrued interest was converted into 86 shares of common stock in the Company’s fiscal quarter ended September 30, 2020.

(h)	Merchant cash advance loan on Banner Midstream. The Company assumed $368 of this note along with accrued interest of $144. This note along with the accrued interest was repaid in May 2020.

(i)	Merchant cash advance loan on Banner Midstream. The Company assumed $181 of this note along with accrued interest of $70. This note along with the accrued interest was repaid in May 2020.

(j)	Merchant cash advance loan on Banner Midstream. The Company assumed $69 of this note along with accrued interest of $21. This note along with the accrued interest was repaid in May 2020.

(k)	Original loan date of June 14, 2019 with an original maturity date of April 14, 2020. The Company extended this loan for $1,239 at 4.95% with a new maturity date of April 14, 2025. This loan and discount was assumed in the Banner Midstream acquisition.

(l)	Original loan date of February 28, 2018, due February 28, 2021 at the Wall Street Prime Journal Rate interest. This loan was assumed in the Banner Midstream acquisition.

(m)	On July 20, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $56 for a service truck maturing July 20, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(n)	On August 3, 2018, Pinnacle Frac Transport entered into a long-term secured note payable for $73 for a service truck maturing August 3, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(o)	On July 18, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $56 for a service truck maturing August 17, 2024. The note is secured by the collateral purchased and accrued interest annually at 9.00% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2020

(p)	On July 26, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $54 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(q)	On July 26, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $54 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(r)	On November 5, 2018, Capstone Equipment Leasing entered into four long-term secured notes payable for $140 maturing on November 5, 2021. The notes are secured by the collateral purchased and accrued interest annually at rates ranging between 6.89% and 7.87% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2020. These notes were assumed in the acquisition of Banner Midstream on March 27, 2020.

(s)	On November 7, 2018, Capstone Equipment Leasing entered into a long-term secured note payable for $301 maturing on November 22, 2023. The note is secured by the collateral purchased and accrued interest annually at 10.25% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2020. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(t)	Equipment loan assumed in the acquisition of Banner Midstream on March 27, 2020, and repaid with accrued interest in June 2020.

(u)	PPP loan received by Ecoark Holdings Inc. in April 2020. Loan bears interest at 1% per annum and matures April 2022. On November 19, 2020, the Company received confirmation that $356 in principal and $2 in accrued interest has been forgiven, and this amount has been reflected in forgiveness of debt. The remaining $29, will be due in monthly installments of $2 through maturity in May 2022.

(v)	PPP loan received by Pinnacle Frac Transport in April 2020. Loan bears interest at 1% per annum and matures April 2022. On November 27, 2020, the entire loan balance of $1,483 and accrued interest of $9 was forgiven and this amount has been reflected as forgiveness of debt.

The following is a list of maturities as of December 31:

2021	$789
2022	723
2023	380
2024	293
2025	92
$2,277

During the nine months ended December 31, 2020, the Company received proceeds of $1,869 in new long-term debt, repaid $3,891 in existing long-term debt, converted $830 in existing long-term debt that resulted in a loss on conversion of $1,337, and had $1,850 forgiven in long-term debt and accrued interest. In addition, the Company converted $65 of accrued interest and paid $361 in accrued interest during this period. The Company recognized a loss of $146 on conversion of the accrued interest to common stock in the nine months ended December 31, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2020

NOTE 12: NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consisted of the following as of December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Ecoark Holdings Board Member (a)	$578	$578
Ecoark Holdings Officers (b)	61	1,242
Banner Midstream Officers (c)	133	152
Ecoark Holdings – common ownership (d)	-	200
Total Notes Payable – Related Parties	772	2,172
Less: Current Portion of Notes Payable – Related Parties	(772)	(2,172)
Long-term debt, net of current portion	$-	$-

(a)	A board member advanced $328 to the Company through March 31, 2020, under the terms of a note payable that bears 10% simple interest per annum, and the principal balance along with accrued interest is payable upon demand. Interest expense on the note for the nine and three months ended December 31, 2020 was $53 and $18, respectively, and $80 is accrued as of December 31, 2020. In addition, the Company assumed $250 in notes entered into in March 2020 via the acquisition of Banner Midstream from the same board member at 15% interest. In addition, another board member advanced $4 in the six months ended September 30, 2020 which is non-interest bearing and due on demand, and has been repaid in the quarter ended September 30, 2020.

(b)	William B. Hoagland, Chief Financial Officer, advanced $30 to the Company in May 2019 pursuant to a note with the same terms as the note with the board member. Randy May, CEO, advanced $45 to the Company in August 2019 pursuant to a note with the same terms as the note with the board member. Interest expense on both of these notes was $5. Both of these amounts, along with the accrued interest, was repaid during the year ended March 31, 2020. In addition, Randy May advanced $1,242 in five separate notes to Banner Midstream and its subsidiaries prior to the acquisition by the Company. These amounts are due at various times through December 2020 and bear interest at 10-15% interest per annum. Accrued interest on these notes as of December 31, 2020 is $241. $1,181 of these notes were repaid through December 31, 2020. This note was repaid on January 5, 2021.

(c)	An officer of Banner Midstream who remains an officer of this subsidiary advanced $152 in three separate notes to Banner Midstream and its subsidiaries prior to the acquisition by the Company and an additional $180 in four separate advances in the nine months ended December 31, 2020. These amounts are due at various times through December 2020 and bear interest at 10-15% interest per annum. Accrued interest on these notes as of December 31, 2020 is $15. $187 of these notes were repaid through December 31, 2020. This note was repaid on January 5, 2021.

(d)	A company controlled by an officer of the Company advanced $200 to Banner Midstream and its subsidiaries prior to the acquisition by the Company. These amounts were due April 15, 2020 and bears interest at 14% interest per annum. These notes were converted in May 2020.

During the nine months ended December 31, 2020, the Company received proceeds of $604 in notes payable – related parties, repaid $1,429 in existing notes payable – related parties, and converted $575 in existing notes payable – related parties that resulted in a loss on conversion of $1,239. In addition, the Company converted $15 of accrued interest during this period.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2020

NOTE 13: STOCKHOLDERS’ EQUITY (DEFICIT)

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock, par value $0.001. On August 21, 2019 (the “Effective Date”), the Company and two accredited investors entered into a Securities Purchase Agreement pursuant to which the Company sold and issued to the investors an aggregate of 2 shares of Series B Convertible Preferred Stock, par value $0.001 per share at a price of $5,000 per share.

Pursuant to the Securities Purchase Agreement, the Company issued to each investor a warrant (a “Warrant”) to purchase a number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”), equal to the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock purchased by the investor. Each Warrant has an exercise price equal to $2.55, subject to full ratchet price anti-dilution provisions in accordance with the terms of the Warrants (the “Exercise Price”) and is exercisable for five years after the Effective Date. In addition, if the market price of the Common Stock on the 11 month anniversary of the closing date of the offering is less than $2.55, holder of the warrants shall be entitled to receive additional shares of common stock based on the number of shares of common stock that would have been issuable upon conversion of the Series B Convertible Preferred Stock had the initial conversion price been equal to the market price at such time (but not less than $1.25) less the number of shares of common stock issued or issuable upon exercise of the Series B Convertible Preferred Stock based on the $2.55 conversion price.

The Company also agreed to amend the current exercise price of the warrants that the investors received in connection with the Securities Purchase Agreements dated March 14, 2017 (the “March Warrants”) and May 22, 2017 (the “May Warrants” and, together with the March Warrants, the “Existing Securities”). The Existing Securities have a current exercise price of $2.95, which was amended from $12.50 on July 12, 2019. The current exercise price for the Existing Securities shall be amended to reduce the exercise price to $2.55 on August 21, 2019, subject to adjustment pursuant to the provisions of the Existing Securities.

Each share of the Series B Preferred Stock has a par value of $0.001 per share and a stated value equal to $5,000 (the “Stated Value”) and is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value by the conversion price of $2.55, subject to certain limitations and adjustments (the “Conversion Price”).

The Company received gross proceeds from the Private Placement of $2,000, before deducting transaction costs, fees and expenses payable by the Company. The Company intends to use the net proceeds of the Private Placement to support the Company’s general working capital requirements.

On August 21, 2019, the Company issued 60 shares of common stock to advisors that assisted with the securities purchase agreement and exchange agreement.

On October 15, 2019, nearly all the Series B Preferred Stock shares were converted into 752 shares of Common Stock.

On November 11, 2019, the Company and two accredited investors entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company sold and issued to the investors an aggregate of 1 share of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a price of $5,000 per share (the “Private Placement”).

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

Pursuant to the Securities Purchase Agreement, the Company issued to each investor a warrant (a “Warrant”) to purchase a number of shares of common stock of the Company, par value $0.001 per share (“Common Stock”), equal to the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock purchased by the Investor. Each Warrant has an exercise price equal to $3.65, subject to full ratchet price anti-dilution provisions in accordance with the terms of the Warrants (the “Exercise Price”) and is exercisable for five years after the Effective Date. In addition, if the market price of the Common Stock for the five trading days prior to July 22, 2020 is less than $3.65, holder of the warrants shall be entitled to receive additional shares of common stock based on the number of shares of common stock that would have been issuable upon conversion of the Series C Convertible Preferred Stock had the initial conversion price been equal to the market price at such time (but not less than $1.25) less the number of shares of common stock issued or issuable upon exercise of the Series C Convertible Preferred Stock based on the $3.65 conversion price.

Each share of the Series C Preferred Stock has a par value of $0.001 per share and a stated value equal to $5,000 (the “Stated Value”) and is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value by the conversion price of $3.65, subject to certain limitations and adjustments (the “Conversion Price”).

The Company received gross proceeds from the Private Placement of $1,000. The Company intends to use the net proceeds of the Private Placement to support the Company’s general working capital requirements.

In April 2020, the remaining shares of preferred stock in these transactions were converted into 308 shares of common stock.

On November 12, 2020, the Company filed with the Secretary of State of the State of Nevada, a Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Preferred Stock, par value $0.001 (“Series A-1 Preferred Stock”). The Certificate of Designation of the Series A-1 Preferred Stock was effective upon the filing to the Secretary of State of the State of Nevada. The Company has authorized one share of the Series A-1 Preferred Stock, and this share was issued on November 12, 2020. On November 27, 2020, the one share of Series A-1 Preferred Stock was redeemed. After the redemption, the Company filed a Certificate of Withdrawal with the State of Nevada, which was effective upon this filing and had the effect of amending the Company’s articles of incorporation to eliminate all references to the Series A-1 Preferred Stock.

The material terms of the Series A-1 Preferred Stock prior to the withdrawal was as follows:

Voting Rights

The Series A-1 Preferred Stock shall have the right to vote and/or consent solely on a proposal to amend the Company’s Articles of Incorporation to increase the number of shares of the Company’s common stock, that the Company is authorized to issue and to ratify the issuance of certain shares issued by the Company in excess of 100,000 shares or other issuances authorized by the stockholders voting together with the common stockholders as one class. With respect to any regular or special meeting of the stockholders to consider the Proposals, the holder of the Series A-1 Preferred Stock shall be entitled to the same notice of any regular or special meeting of the stockholders as may or shall be given to holders of Common Stock entitled to vote at such meetings. Solely with respect to such proposals, the Series A-1 Preferred Stock shall have voting power equal to 51% of the number of votes eligible to vote on the proposals at any special or annual meeting of the Company’s stockholders (with the power to take action by written consent in lieu of a stockholders meeting). The Series A-1 Preferred Stock shall not have the right to vote and/or consent on any matter other than the proposals.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

Automatic Cancellation

Any Series A-1 Preferred Stock issued and outstanding on the record date fixed by the Board of Directors or determined in accordance with the bylaws of the Company to vote and/or consent to the proposals shall be automatically surrendered to the Company and cancelled for no consideration upon the earlier of (i) the effectiveness of the amendment to the Company’s Articles of Incorporation that is authorized by stockholder approval of such Authorized Share Increase Proposal or (ii) the approval of the Ratification Proposal. Upon such surrender and cancellation, all rights of the Series A-1 Preferred Stock shall cease and terminate, and the Series A-1 Preferred Stock shall be retired and shall not be reissued.

Ecoark Holdings Common Stock

The Company is authorized to issue 30,000 shares of common stock, par value $0.001. Effective with the opening of trading on December 17, 2020, the Company implemented a one-for-five reverse split of its issued and outstanding common stock and a simultaneous proportionate reduction of its authorized common stock. All share and per share figures are reflected on a post-split basis herein. Effective December 29, 2020, the Company amended its articles of incorporation to reduce its authorized common stock from 40,000 shares to 30,000 shares.

On May 31, 2019, the Company acquired Trend Discovery Holdings, Inc. for 1,100 shares of common stock. The value of this transaction was $3,237.

In the three months ended June 30, 2020, the Company issued 308 shares of common stock in April and May 2020 to convert the remaining shares of preferred B and C shares; 1,531 shares of common stock in the exercise of warrants; 89 shares in the exercise of stock options; 93 shares of common stock in the conversion of accounts payable and accrued expenses; and 524 shares of common stock in the conversion of long-term debt, notes payable – related parties and accrued interest.

In the three months ended September 30, 2020, the Company issued 1,088 shares of common stock in the exercise of warrants; 1 shares in the exercise of stock options; 31 shares of common stock for services rendered; 171 shares of common stock to acquire assets; and 192 shares of common stock in the conversion of long-term debt, notes payable – related parties and accrued interest.

In the three months ended December 31, 2020, the Company issued 376 shares of common stock in the exercise of warrants.

On December 31, 2020, the Company completed a registered direct offering, whereby the Company issued 889 shares of common stock and 889 accompanying warrants to purchase common stock to one institutional investor under the effective Form S-3 at $9.00 per share and accompanying warrant for a total of $8,000 in gross proceeds, before placement agent fees and other offering expenses. The warrants are exercisable for a two-year term at a strike price of $10.00 per share. The Company granted 62 warrants to the placement agent as compensation in addition to the $560 cash commission received by the placement agent. The placement agent warrants are exercisable at $11.25 per share and expire on January 2, 2023.

As of December 31, 2020, 22,470 shares of common stock were issued and 22,353 shares of common stock were outstanding, net of 117 treasury shares. As of March 31, 2020, 17,175 shares of common stock were issued and 17,058 shares of common stock were outstanding, net of 117 treasury shares.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

Share-based Compensation

Share-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of operations as follows:

	2013 Incentive Stock Plan	2017 Omnibus Incentive Plan	Non-Qualified Stock Options	Common Stock	Total
Nine months ended December 31, 2020
Employees/Directors	$-	$277	$1,069	$479	$1,825
Services	-	25	198	6	229
	$-	$302	$1,267	$485	$2,054

Nine months ended December 31, 2019
Employees/Directors	$-	$700	$1,529	$-	$2,229
Amortization of services cost	-	175	152	463	790
	$-	$875	$1,681	$463	$3,019

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

●	On December 12, 2018, a complaint was filed against the Company in the Twelfth Judicial Circuit in Sarasota County, Florida by certain investors who invested in the Company before it was public. The complaint alleges that the investment advisors who solicited the investors to invest into the Company made omissions and misrepresentations concerning the Company and the shares. The Company filed a motion to dismiss the complaint which is pending.

●	On January 15, 2021, Simon Abrahms filed a notice of dismissal without prejudice of the class action lawsuit which was filed in the United States District Court of the District of Nevada on November 9, 2020 against the Company and members of its Board of Directors. This lawsuit is discussed in more detail in the Company’s revised definitive proxy statement on Schedule 14A filed on December 11, 2020. The Company’s stockholders ratified the corporate action giving rise to this litigation at a special meeting that was held on December 29, 2020. As a result, the Company expects that its sole remaining liability is to reimburse the plaintiff for his reasonable attorneys’ fees.

In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

Joint Participation Agreement

On October 9, 2020, the Company and White River SPV, entered into a Participation Agreement (the “Participation Agreement”) by and among the Company, White River SPV, BlackBrush Oil & Gas, L.P. (“BlackBrush”) and GeoTerre, LLC, an unrelated privately-held limited liability company (the “Assignor”), to conduct drilling of wells in the Austin Chalk formation.

Pursuant to the Participation Agreement, the Company and White River SPV have agreed, among other things, to fund 100% of the cost, estimated to be approximately $4,700, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation. The Participation Agreement requires the estimated amount of the drilling costs to be paid into a designated escrow account by the commencement of drilling in January 2021. BlackBrush has agreed to assign to the other parties to the Participation Agreement, subject to certain exceptions and limitations specified therein, specified portions of its leasehold working interest in certain Austin Chalk formation units. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among the assignor, BlackBrush and the Company and then a re-allocation upon payout or payment of drilling and completion costs for each well drilled. Following payout, the Company will own 70% of working interest and 52.5% net revenue interest in each well. BlackBrush also agreed to share with the Company certain seismic information relating to other wells in which the Company has no interests.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

NOTE 15: CONCENTRATIONS

Four and two customers, all in the commodity segment accounted for more than 10% of the accounts receivable balance at December 31, 2020 and March 31, 2020 for a total of 58% and 63% of accounts receivable, respectively. In addition, one customer represents approximately 61% and 64% of total revenues for the Company for the nine months ended December 31, 2020 and 2019, respectively, and three customers and one customer represents approximately 87% and 63% of total revenues for the Company for the three months ended December 31, 2020 and 2019, respectively.

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

NOTE 16: ACQUISITIONS

Trend Discovery Holdings, Inc.

On May 31, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”) for the Company to acquire 100% of Trend Holdings pursuant to a merger of Trend Holdings with and into the Company (the “Merger”). The Merger was completed as agreed in the Merger Agreement, the Company is the surviving entity in the Merger and the separate corporate existence of Trend Holdings has ceased to exist. Pursuant to the Merger, each of the 1,000 issued and outstanding shares of common stock of Trend Holdings was converted into 1,100 shares of the Company’s common stock. No cash was paid relating to the acquisition.

The Company acquired the assets and liabilities noted below in exchange for the 1,100 shares and accounted for the acquisition in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

Cash	$3
Receivables	10
Other assets	1
Goodwill	3,223
$3,237

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

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

The Company issued 1,789 shares of common stock (which Banner Parent issued to certain of its noteholders) and assumed $11,774 in debt and lease liabilities of Banner Midstream. The Company’s Chief Executive Officer and another director recused themselves from all board discussions on the acquisition of Banner Midstream as they are stockholders and/or noteholders of Banner Midstream. The transaction was approved by all of the disinterested members of the Board of Directors of the Company. The Chairman and CEO of Banner Parent is a former officer of the Company and is currently the Principal Accounting Officer of the Company and Chief Executive Officer and President of Banner Midstream.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

The Company acquired the assets and liabilities noted below in exchange for the 1,789 shares and accounted for the acquisition in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows (subject to adjustment):

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
$4,866

The consideration paid for Banner Midstream was in the form of 1,789 shares of stock at a fair value of $2.72 per share or $4,866. The Company had an independent valuation consultant perform a valuation of Banner Midstream.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

The following table shows the unaudited pro-forma results for the nine months ended December 31, 2019, as if the acquisitions had occurred on April 1, 2019. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Trend Holdings, Banner Midstream (which includes White River and Shamrock) and the Company.

Nine Months Ended December 31, 2019
(Unaudited)
Revenues	$7,788
Net loss	$(15,540)
Net loss per share	$(1.27)

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

Rabb Resources

On August 14, 2020, the Company entered into an Asset Purchase Agreement by and among the Company, White River E&P LLC, a Texas Limited Liability Company and a wholly-owned subsidiary of the Company Rabb Resources, LTD. and Claude Rabb, the sole owner of Rabb Resources, LTD. Pursuant to the Asset Purchase Agreement, the Company completed the acquisition of certain assets of Rabb Resources, LTD. The acquired assets consisted of certain real property and working interests in oil and gas mineral leases. The Company in June 2020 previously provided for bridge financing to Rabb Resources, LTD under the $225 Senior Secured Convertible Promissory Note. As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Rabb Resources, LTD. A total of $3,500 consisting of (i) $1,500 in cash, net of $304 in outstanding amounts related to the note receivable and accrued interest receivable, and (ii) $2,000 payable in common stock of the Company, which based on the closing price of the common stock as of the date of the Asset Purchase Agreement equaled 103 shares. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the Rabb Resources, LTD. historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

Building	$236
Land	140
Oil and Gas Properties	3,224
Asset retirement obligation	(100)
$3,500

Unrelated Third Party

On September 4, 2020, White River SPV 3, LLC, a wholly-owned subsidiary of Banner Midstream entered into an Agreement and Assignment of Oil, Gas and Mineral Lease with GeoTerre Operating, LLC, a privately held limited liability company (the “Assignor”). Under the Lease Assignment, the Assignor assigned a 100% working interest (75% net revenue interest) in a certain oil and gas lease covering in excess of 1,600 acres (the “Lease”), and White River paid $1,500 in cash to the Assignor. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

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

The purchase prices of these leases were $126, $312 and $312, respectively, totaling $750. The consideration paid to the Sellers was in the form of 68 shares of common stock. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

Oil and Gas Properties	$760
Asset retirement obligation	(10)
$750

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the nine months ended December 31, 2020 and 2019. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

December 31 2020	Level 1	Level 2	Level 3	Total Gains and (Losses)
Warrant derivative liabilities	-	-	$6,343	$(15,901)

March 31, 2020
Warrant derivative liabilities	-	-	$2,775	$(369)

NOTE 18: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of December 31, 2020, and for the nine months ended December 31, 2020, the Company operated in three segments. The segments are Financial Services (Trend Holdings), Technology (Zest Labs (which includes the operations of 440IoT Inc.)), and Commodities (Banner Midstream). As of December 31, 2019 and for the nine months ended December 31, 2019, the Company operated in two segments only (Technology and Financial).

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

Nine Months Ended December 31, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$9,697	$359	$-	$10,056
Cost of revenues	6,644	-	-	6,644
Gross profit	3,053	359	-	3,412
Total operating expenses net of depreciation, amortization, depletion and accretion	9,916	331	2,353	12,600
Depreciation, amortization, depletion and accretion	945	-	188	1,133
Other (income) expense	1,501	(26)	(132)	1,343
Income (loss) from continuing operations	$(9,309)	$54	$(2,409)	$(11,664)

Three Months Ended December 31, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$4,300	$165	$-	$4,465
Cost of revenues	3,218	-	-	3,218
Gross profit	1,082	165	-	1,247
Total operating expenses net of depreciation, amortization, depletion and accretion	3,965	137	872	4,974
Depreciation, amortization, depletion and accretion	447	-	62	509
Other (income) expense	(3,769)	(166)	(833)	(4,768)
Income (loss) from continuing operations	$439	$194	$(101)	$532

Segmented assets as of December 31, 2020
Property and equipment, net	$3,567	$-	$354	$3,921
Oil and Gas Properties	$11,795	$-	$-	$11,795
Intangible assets, net	$9,138	$3,223	$-	$12,361
Capital expenditures	$617	$-	$-	$617

Nine Months Ended December 31, 2019	Commodities	Financial	Technology	Total
Segmented operating revenues	$-	$95	$124	$219
Cost of revenues	-	-	128	128
Gross profit (loss)	-	95	(4)	91
Total operating expenses net of depreciation, amortization, depletion and accretion	-	406	7,167	7,573
Depreciation, amortization, depletion and accretion	-	-	216	216
Other (income) expense	-	-	3,758	3,758
Loss from continuing operations	$-	$(311)	$(11,145)	$(11,456)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

Three Months Ended December 31, 2019	Commodities	Financial	Technology	Total
Segmented operating revenues	$-	$44	$96	$140
Cost of revenues	-	-	67	67
Gross profit	-	44	29	73
Total operating expenses net of depreciation, amortization, depletion and accretion	-	206	2,450	2,656
Depreciation, amortization, depletion and accretion	-	-	68	68
Other (income) expense	-	-	2,768	2,768
Loss from continuing operations	$-	$(162)	$(5,257)	$(5,419)

Segmented assets as of December 31, 2019
Property and equipment, net	$-	$-	$608	$608
Oil and Gas Properties	$-	$-	$-	$-
Intangible assets, net	$-	$3,223	$-	$3,223
Capital expenditures	$-	$-	$-	$-

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

The Company’s portfolio of leases contains both finance and operating leases that relate primarily to the commodity segment. As of December 31, 2020, the value of the unamortized lease right of use asset is $960, of which $480 is from financing leases (through maturity at June 30, 2024) and $480 is from operating leases (through maturity at November 30, 2023). As of December 31, 2020, the Company’s lease liability was $996, of which $471 is from financing leases and $525 is from operating leases.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

Maturity of lease liability for the operating leases for the period ended December 31,
2021	$204
2022	$184
2023	$139
2024	$-
Imputed interest	$(2)

Total lease liability	$525

Disclosed as:
Current portion	$204
Non-current portion	$321

Maturity of lease liability for the financing leases for the period ended December 31,
2021	$145
2022	$150
2023	$153
2024	$41
Imputed interest	$(18)

Total lease liability	$471

Disclosed as:
Current portion	$140
Non-current portion	$331

Amortization of the right of use asset for the period ended December 31,
2021	$332
2022	$313
2023	$263
2024	$52
2025	$-

Total	$960

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2020

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three months ended December 31, 2020	Nine months ended December 31, 2020
Operating lease expense	$54	$106

Finance lease expense
Depreciation of capitalized finance lease assets	34	103
Interest expense on finance lease liabilities	3	11

Total lease cost	$91	$220

NOTE 20: ASSET RETIREMENT OBLIGATIONS

In conjunction with the approval permitting the Company to resume drilling in the existing fields, the Company has recorded an asset retirement obligation based upon the plan submitted in connection with the permit. The following table summarizes activity in the Company’s ARO for the periods ended December 31, 2020 and March 31, 2020:

	December 31, 2020	March 31, 2020
Balance, beginning of period	$295	$-
Accretion expense	26	-
ARO liability acquired in Banner Midstream acquisition	-	295
Reclamation obligations settled	-	-
Additions and changes in estimates	110	-
Balance, end of period	$431	$295

NOTE 21: SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the Company had the following transactions:

In January 2021, the Company paid $814 in amounts due to Shamrock sellers that were owed from March 27, 2020, and repaid $194 in notes payable to related parties.

On January 15, 2021, Simon Abrahms filed a notice of dismissal without prejudice of the class action lawsuit which was filed in the United States District Court of the District of Nevada on November 9, 2020 against the Company and members of its Board of Directors. This lawsuit is discussed in more detail in the Company’s revised definitive proxy statement on Schedule 14A filed on December 11, 2020. The Company’s stockholders ratified the corporate action giving rise to this litigation at a special meeting that was held on December 29, 2020. As a result, the Company expects that its sole remaining liability is to reimburse the plaintiff for his reasonable attorneys’ fees.

On January 15, 2021, the Company commenced the drilling of an oil well (“JV Drill”) with a budgeted authority for expenditure (“AFE”) totaling $4,640.

On February 12, 2021, the Company executed an agreement to acquire an 80% working interest in an additional 1,218 acres of oil and gas mineral leases in the leasehold area contiguous to the current JV Drill project. On February 12, 2021, the Company made a payment of $225 to fund the portion of the lease to be recorded in Avoyelles Parish, Louisiana. The Company owes a final payment of $353 on March 15, 2021 for the portion of the lease to be recorded in St. Landry Parish, Louisiana.

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

On August 14, 2020, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, White River E&P LLC, a Texas Limited Liability Company and a wholly-owned subsidiary of the Company Rabb Resources, LTD. and Claude Rabb, the sole owner of Rabb Resources, LTD. Pursuant to the Asset Purchase Agreement, the Company completed the acquisition of certain assets of Rabb Resources, LTD. The acquired assets consisted of certain real property and working interests in oil and gas mineral leases. The Company in June 2020 previously provided for bridge financing to Rabb Resources, LTD under the $225 Senior Secured Convertible Promissory Note. As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Rabb Resources, LTD. A total of $3,500 consisting of (i) $1,500 in cash, net of $304 in outstanding amounts related to the note receivable and accrued interest receivable, and (ii) $2,000 payable in common stock of the Company, which based on the closing price of the common stock as of the date of the Asset Purchase Agreement equaled 103 shares. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the Rabb Resources, LTD historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

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

On October 9, 2020, the Company and White River SPV, entered into a Participation Agreement (the “Participation Agreement”) by and among the Company, White River SPV, BlackBrush Oil & Gas, L.P. (“BlackBrush”) and GeoTerre, LLC, an unrelated privately-held limited liability company (the “Assignor”), to conduct drilling of wells in the Austin Chalk formation.

Pursuant to the Participation Agreement, the Company and White River SPV have agreed, among other things, to fund 100% of the cost, estimated to be approximately $4,700, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation. The Participation Agreement requires the estimated amount of the drilling costs to be paid into a designated escrow account by the commencement of drilling in January 2021. BlackBrush has agreed to assign to the other parties to the Participation Agreement, subject to certain exceptions and limitations specified therein, specified portions of its leasehold working interest in certain Austin Chalk formation units. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among the assignor, BlackBrush and the Company and then a re-allocation upon payout or payment of drilling and completion costs for each well drilled. Following payout, the Company will own 70% of working interest and 52.5% net revenue interest in each well. BlackBrush also agreed to share with the Company certain seismic information relating to other wells in which the Company has no interests.

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

The purchase prices of these leases were $126, $312 and $312, respectively, totaling $750. The consideration paid to the Sellers was in the form of 68 shares of common stock. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

Reverse Stock Split

Effective with the opening of trading on December 17, 2020, the Company implemented a one-for-five reverse split of its issued and outstanding common stock and a simultaneous proportionate reduction of its authorized common stock. The reverse stock split was effected without obtaining stockholder approval as permitted by Nevada law, and the authorized common stock was proportionately reduced to 40,000 shares. All share and per share figures are reflected on a post-split basis herein.

Ratification of Authorized Capital Increase

At the special meeting held on December 29, 2020, the stockholders of the Company ratified the previously approved increase of the number of shares of common stock the Company is authorized to issue from 20,000 shares to 40,000 shares.

Authorized Capital Reduction

Effective December 29, 2020, the Company amended its articles of incorporation to reduce its authorized common stock from 40,000 to 30,000.

Registered Direct Offering of Common Stock and Warrants

On December 30, 2020, the Company completed a registered direct offering, whereby the Company issued 889 shares of common stock and 889 accompanying warrants to purchase common stock to one institutional investor under the effective Form S-3 at $9.00 per share and accompanying warrant for a total of $8,000 in gross proceeds, before placement agent fees and other offering expenses. The warrants are exercisable for a two-year term at a strike price of $10.00 per share. The Company granted 62 warrants to the placement agent as compensation in addition to the $560 cash commission received by the placement agent. The placement agent warrants are exercisable at $11.25 per share and expire on January 2, 2023.

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

COVID-19 did not have a material effect on the Unaudited Condensed Consolidated Statements of Operations or the Unaudited Condensed Consolidated Balance Sheets included in this Form 10-Q. However, it did have a material impact on our management’s ability to operate effectively. The impact included the difficulties of working remotely from home including slow Internet connection, the inability of our accounting and financial officers to collaborate as effectively as they would otherwise have in an office environment and issues arising from mandatory state quarantines.

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

The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small business are eligible for a loan to fund payroll expenses, rent and related costs. We had received funding under the PPP, and a majority of that as indicated in our Unaudited Consolidated Statement of Operations has been forgiven.

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

Our revenues from periods prior to fiscal 2020 were generated principally from the sale of hardware. In the nine months ended December 31, 2020, revenues were principally from professional services from our financing segment as well as oil and gas services related to our production, transportation and logistics service business contained in Banner Midstream.

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

Results of Operations for the Three Months Ended December 31, 2020 and 2019

Revenues

Revenues for the three months ended December 31, 2020 were $4,465 as compared to $140 for the three months ended December 31, 2019, an increase of $4,325. The increase was primarily due to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020. Revenues were comprised of $165 and $44 in the financing segment; $0 and $96 in the technology segment; and $4,300 and $0 in the commodity segment for the three months ended December 31, 2020 and 2019, respectively.

Cost of Revenues and Gross Profit

Cost of revenues for the three months ended December 31, 2020 was $3,218 as compared to $67 for the three months ended December 31, 2019, an increase of $3,151. The increase was primarily due to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020. Cost of Revenues was comprised of $0 and $0 in the financing segment; $0 and $67 in the technology segment; and $3,218 and $0 in the commodity segment for the three months ended December 31, 2020 and 2019, respectively. Gross margins decreased from 52% for the three months ended December 31, 2019 to 28% for the three months December 31, 2020 due to changes in inventory of crude oil.

Operating Expenses

Operating expenses for the three months ended December 31, 2020 were $5,483 as compared to $2,724 for the three months ended December 31, 2019, an increase of $2,759. Operating expenses were comprised of $137 and $206 in the financing segment; $934 and $2,518 in the technology segment; and $4,412 and $0 in the commodity segment for the three months ended December 31, 2020 and 2019, respectively. The $2,759 increase was due principally to the expenses, including wages and consulting fees, related to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020 and the depreciation, depletion, amortization and accretion for Banner Midstream in 2020, partially offset by the reduction in the Zest Labs selling expenses.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended December 31, 2020 were $4,710 compared with $2,232 for the three months ended December 31, 2019. Cost reduction initiatives were focused on salary related and professional fees for the technology segment offset by the costs incurred for Banner Midstream as this was acquired in March 2020. These were offset by changes in share-based compensation which for the three month period ended December 31, 2020 were not comparable to 2019.

Depreciation, Amortization, Depletion and Accretion

Depreciation, amortization, depletion and accretion expenses for the three months ended December 31, 2020 were $509 compared to $68 for the three months ended December 31, 2019. Depreciation, amortization, depletion and accretion expenses were comprised of $0 and $0 in the financing segment; $62 and $68 in the technology segment; and $447 and $0 in the commodity segment for the three months ended December 31, 2020 and 2019, respectively. The $441 increase resulted primarily from the acquisition of Banner Midstream and the depletion and accretion is the result of the oil and gas properties maintained by Banner Midstream. The technology and financing segment do not have depletion or accretion.

Research and Development

Research and development expense decreased 38% to $264 in the three months ended December 31, 2020 compared with $424 in the three months ended December 31, 2019. The $160 reduction in costs related primarily to the maturing of development of the Zest Labs freshness solutions.

Other Income (Expense)

Change in fair value of derivative liabilities for the three months ended December 31, 2020 was a non-cash gain of $481 as compared to a non-cash loss of ($2,376) for the three months ended December 31, 2019. The $2,857 increase was a result of the fluctuation in the stock price in the three months ended December 31, 2020 compared to the three months ended December 31, 2019. In addition, there was a non-cash gain in the three months ended December 31, 2020 from the extinguishment of the derivative liabilities that when converted to shares of common stock of $2,755 compared to ($220) in the three months ended December 31, 2019. In the period ended December 31, 2020, there was a forgiveness of debt related to the PPP loans in the amount of $1,850.

Interest expense, net of interest income, for the three months ended December 31, 2020 was $318 as compared to $188 for the three months ended December 31, 2019. The increase was the result of the interest incurred on the debt assumed in the Banner Midstream acquisition as well as the value related to the granting of warrants for interest of $252.

Net Income (Loss)

Net income from continuing operations for the three months ended December 31, 2020 was $532 as compared to a net loss of ($5,419) for the three months ended December 31, 2019. The $5,951 increase in net income was primarily due to the non-cash changes in the fair value of the derivative liability and the non-cash losses incurred on the conversion of debt to equity, offset by the non-cash gain on the exchange of warrants for common stock described herein as well as the forgiveness of debt on the PPP loans. The net income (loss) was comprised of $194 and ($162) in the financing segment; ($101) and ($5,257) in the technology segment; and net income of $439 and $0 in the commodity segment for the three months ended December 31, 2020 and 2019, respectively.

Results of Operations for the Nine Months Ended December 31, 2020 and 2019

Revenues

Revenues for the nine months ended December 31, 2020 were $10,056 as compared to $219 for the nine months ended December 31, 2019, an increase of $9,837. The increase was primarily due to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020. Revenues were comprised of $359 and $96 in the financing segment; $0 and $123 in the technology segment; and $9,697 and $0 in the commodity segment for the nine months ended December 31, 2020 and 2019, respectively.

Cost of Revenues and Gross Profit

Cost of revenues for the nine months ended December 31, 2020 was $6,644 as compared to $128 for the nine months ended December 31, 2019, an increase of $6,516. The increase was primarily due to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020. Cost of Revenues was comprised of $0 and $0 in the financing segment; $0 and $128 in the technology segment; and $6,644 and $0 in the commodity segment for the nine months ended December 31, 2020 and 2019, respectively. Gross margins decreased from 42% for the nine months ended December 31, 2019 to 34% for the nine months ended December 31, 2020 due to costs involved with executing the projects and changes in inventory of crude oil.

Operating Expenses

Operating expenses for the nine months ended December 31, 2020 were $13,733 as compared to $7,789 for the nine months ended December 31, 2019, an increase of $5,944. Operating expenses were comprised of $331 and $406 in the financing segment; $2,541 and $7,383 in the technology segment; and $10,861 and $0 in the commodity segment for the nine months ended December 31, 2020 and 2019, respectively. The $5,944 increase was due principally to the expenses, including wages and consulting fees, related to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020 and the depreciation, depletion, amortization and accretion for Banner Midstream in 2020, partially offset by the reduction in the Zest Labs selling expenses.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended December 31, 2020 were $11,970 compared with $5,464 for the nine months ended December 31, 2019. Cost reduction initiatives were focused on salary related and professional fees for the technology segment offset by the costs incurred for Banner Midstream as this was acquired in March 2020.

Depreciation, Amortization, Depletion and Accretion

Depreciation, amortization, depletion and accretion expenses for the nine months ended December 31, 2020 were $1,133 compared to $216 for the nine months ended December 31, 2019. Depreciation, amortization, depletion and accretion expenses were comprised of $0 and $0 in the financing segment; $188 and $216 in the technology segment; and $945 and $0 in the commodity segment for the nine months ended December 31, 2020 and 2019, respectively. The $917 increase resulted primarily from the acquisition of Banner Midstream and the depletion and accretion is the result of the oil and gas properties maintained by Banner Midstream. The technology and financing segment do not have depletion or accretion.

Research and Development

Research and development expense decreased 70% to $630 in the nine months ended December 31, 2020 compared with $2,109 in the nine months ended December 31, 2019. The $1,479 reduction in costs related primarily to the maturing of development of the Zest Labs freshness solutions.

Other Income (Expense)

Change in fair value of derivative liabilities for the nine months ended December 31, 2020 was a non-cash loss of ($15,901) as compared to a non-cash loss of ($2,392) for the nine months ended December 31, 2019. The $13,509 decrease was a result of the fluctuation in the stock price in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. In addition, there was a non-cash gain in the nine months ended December 31, 2020 from the extinguishment of the derivative liabilities that when converted to shares of common stock of $19,338 compared to ($1,059) in the prior year period. In the period ended December 31, 2020, there was a non-cash loss on the conversion of debt and other liabilities to shares of common stock of $3,969, a gain on forgiveness of debt of PPP loans of $1,850 and a loss on the sale of fixed assets and abandonment of oil and gas properties of $105 and $83, respectively.

Interest expense, net of interest income, for the nine months ended December 31, 2020 was $2,473 as compared to $323 for the nine months ended December 31, 2019. The increase was the result of the interest incurred on the debt assumed in the Banner Midstream acquisition as well as the value related to the granting of warrants for interest of $2,042 and the amortization of debt discount of $149.

Net Loss

Net loss from continuing operations for the nine months ended December 31, 2020 was $11,664 as compared to $11,456 for the nine months ended December 31, 2019. The $208 decrease in net loss was primarily due to the non-cash changes in the fair value of the derivative liability and the non-cash losses incurred on the conversion of debt to equity, offset by the non-cash gain on the exchange of warrants for common stock and forgiveness of debt of the PPP loans described herein. The net income (loss) was comprised of $54 and ($311) in the financing segment; ($2,409) and ($11,145) in the technology segment; and net loss of ($9,309) and $0 in the commodity segment for the nine months ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Net cash used in operating activities was ($7,828) for the nine months ended December 31, 2020, as compared to net cash used in operating activities of ($4,592) for the nine months ended December 31, 2019. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and the change in the fair value of the derivative liability and net losses incurred in the conversion of debt and liabilities to shares of common stock as well as losses on the sale of fixed assets and abandonment of oil and gas properties.

Net cash used in investing activities was ($3,808) for the nine months ended December 31, 2020, as compared to $24 net cash provided for the nine months ended December 31, 2019. Net cash used in investing activities in 2020 related to the advancement of a note receivable of $275, and the net purchases of fixed assets and oil and gas properties.

Net cash provided by financing activities for the nine months ended December 31, 2020 was $19,211 that included $22,374 (net of fees) raised via issuance of common stock in a direct registered offering, stock for the exercise of warrants and stock options, offset by proceeds and repayments of long-term debt and notes payable including related parties of $3,163. This compared with the nine months ended December 31, 2019 amounts of $4,430 provided by financing that included $1,047 provided through the credit facility, $2,980 from proceeds received from the sale of preferred stock and $403 from proceeds from advances from related parties.

To date we have financed our operations through sales of common stock and the issuance of debt.

In addition to these transactions, the Company in the period from April 1, 2020 through December 31, 2020, entered into the following transactions:

(a)	On April 16, 2020, the Company received $386 in Payroll Protection Program funding related to Ecoark Holdings, and the Company also received on April 13, 2020, $1,482 in Payroll Protection Program funds for Pinnacle Frac LLC, a subsidiary of Banner Midstream. All but $29 has been forgiven as of December 31, 2020.

(b)	On May 1, 2020, an institutional investor elected to convert its remaining shares of Series B Preferred shares into 32 common shares.

(c)	On April 1 and May 5, 2020, two institutional investors elected to convert their 1 Series C Preferred share into 276 common shares.

(d)	On May 10, 2020, the Company received approximately $6,294 from accredited institutional investors holding 276 warrants issued on November 13, 2019 with an exercise price of $3.65 and holding 1,176 warrants with an exercise price of $4.50. The Company agreed to issue to these investors an additional number of warrants as a condition of their agreement to exercise the November 2019 warrants.

(e)	On December 31, 2020, the Company completed a registered direct offering, whereby the Company issued 889 shares of common stock and 889 accompanying warrants to purchase common stock to one institutional investor under the effective Form S-3 at $9.00 per share and accompanying warrant for a total of $8,000 in gross proceeds, before placement agent fees and other offering expenses. The warrants are exercisable for a two-year term at a strike price of $10.00 per share. The Company granted 62 warrants to the placement agent as compensation in addition to the $560 cash commission received by the placement agent The placement agent warrants are exercisable at $11.25 per share and expire on January 2, 2023.

At December 31, 2020 we had cash (including restricted cash) of $7,981, and $3,955 as of February 1, 2021. We had a working capital deficit of $2,856 and $16,689 as of December 31, 2020 and March 31, 2020, respectively. The decrease in the working capital deficit is the result of the non-cash change in the fair value of the derivative liabilities offset by the repayment and conversion of debt and liabilities to shares of common stock. These liabilities were assumed in the Banner Midstream in March 2020. The Company believes it has adequate capital resources to meet its cash requirements during the next 12 months.

The Company raised approximately $14,359 in warrant exercises in the nine months ended December 31, 2020 as well as $8,001 in a registered direct offering. We expect that the revenue generating operations of Banner Midstream will continue to improve the liquidity of the Company moving forward. However, going forward, the effect of the pandemic on the capital markets may limit our ability to raise additional capital on the terms acceptable to us at the time we need it, if at all. As disclosed in Note 1, COVID-19 has had an impact on our management’s ability to operate effectively. The challenges related to remote work and travel restrictions that we as a smaller company have faced in striving to meet our disclosure obligations in a timely manner while taking the steps to protect the health and safety of our employees have impacted, and may continue to further impact, our ability to raise additional capital.

The Company has agreed to fund 100% of the cost, estimated to be approximately $4,700, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation as part of their Participation Agreement with Blackbrush Oil & Gas, L.P. The Company paid the amount of the drilling costs into a designated escrow account by the commencement of the drilling, which occurred in January 2021.

Off-Balance Sheet Arrangements

As December 31, 2020 and March 31, 2020, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including expected increase in revenues from oil and gas operations and future liquidity. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include, among other things, volatility of oil prices, the risks arising from the impact of the COVID-19 pandemic, including its future effect on the U.S. and global economies and on our Company, competition, government regulation or action, the costs and results of drilling activities, risks inherent in drilling operations, availability of equipment, services, resources and personnel required to conduct operating activities, ability to replace reserves and uncertainties related to reserve estimates, the Company’s ability to raise additional capital on acceptable terms when needed, uncertainties related to ongoing litigation, risks related to potential impact of natural disasters, and cybersecurity risks. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended March 31, 2020 and registration statement on Form S-3 filed on October 16, 2020, as amended by Amendment No. 1 filed on December 22, 2020, and Amendment No. 2 filed on December 28, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2020, we remediated our previously identified material weakness. This material weakness related to improper segregation of duties. We addressed our lack of segregation of duties by hiring additional personnel in our accounting and financing departments to ensure that proper controls are adhered to. With the changes in force, we believe that there is effective internal control over financial reporting.

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

On January 15, 2021, Simon Abrahms filed a notice of dismissal without prejudice of the class action lawsuit which was filed in the United States District Court of the District of Nevada on November 9, 2020 against the Company and members of its Board of Directors. This lawsuit is discussed in more detail in the Company’s revised definitive proxy statement on Schedule 14A filed on December 11, 2020. The Company’s stockholders ratified the corporate action giving rise to this litigation at a special meeting that was held on December 29, 2020. As a result, the Company expects that its sole remaining liability is to reimburse the plaintiff for his reasonable attorneys’ fees.

ITEM 1A. RISK FACTORS

See risk factors included in the registration statement on Form S-3 filed on October 16, 2020, as amended by Amendment No. 1 filed on December 22, 2020 and Amendment No. 2 filed on December 28, 2020, and the prospectus supplement filed on December 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2020, the Company issued to Randy May, the Chief Executive Officer, one share of the newly designated Series A-1 Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”) in exchange for one dollar. The issuance of the Series A-1 Preferred Stock was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On November 27, 2020, the one share of Series A-1 Preferred Stock was redeemed. After the redemption, the Company filed with the Secretary of State of Nevada a Certificate of Withdrawal with respect to the Series A-1 Preferred Stock, which was effective upon filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation, as amended				Filed
3.2	Amended and Restated Bylaws	8-K	4/28/17	3.1
4.1	Form of Warrant	8-K	12/30/20	4.1
4.2	Form of Placement Agent Warrant	8-K	12/30/20	4.2
10.1	Agreement and Assignment of Oil, Gas and Mineral Lease dated September 3, 2020				Filed
10.2	Agreement and Assignment of Oil, Gas and Mineral Lease dated October 12, 2020				Filed
10.3	Participation Agreement, dated October 9, 2020, by and among the Company, BlackBrush Oil & Gas, LP, White River SPV 3 LLC and GeoTerre Operating, LLC				Filed
10.4	Form of Securities Purchase Agreement, dated December 29, 2020, by and between the Company and the Purchaser*	8-K	12/30/20	10.1
10.5	Engagement Agreement dated December 23, 2020 by and between the Company and H.C. Wainwright & Co., LLC	8-K	12/30/20	10.2
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish to the SEC a copy of any omitted schedule and/or exhibit upon request.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

Ecoark Holdings, Inc.

Date: February 12, 2021	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer

Date: February 12, 2021	By:	/s/ WILLIAM B. HOAGLAND
William B. Hoagland
Chief Financial Officer