Form 10-K
period 2021-03-31
Ecoark Holdings, Inc.
filed 2021-06-30
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-53361

ECOARK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0680177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Pearl Parkway, Suite 200, San Antonio, TX	78215
(Address of principal executive offices)	(Zip Code)

(800) 762-7293

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $158,069,577.

As of June 28, 2021, there were 22,820,573 shares of common stock, par value $0.001 per share, outstanding.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Exchange Act , including statements regarding our oil and gas reserves, future operating results, including the expected increase in revenues from the energy business and continued losses and negative cash flows, expected substantial investments to fund our business and support growth, including expenditures related to the joint drilling venture, expected sources of liquidity, future impact of reduced oil and gas prices or reduced demand, expected sources of revenue, potential future acquisitions, our beliefs regarding the classification of drivers and owner-operators as independent contractors, our plans with respect to loss reserves, the sufficiency of our aggregate insurance limits, our expectations with respect to future developments in the ongoing litigation, including the receipt of proceeds, our expectations regarding the availability of licenses to use third party intellectual property, dependence of future success on key management and employees, future dividend policy, and future liquidity.

All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include oil and gas price volatility, to the impact of the COVID-19 pandemic on the economy, the price of, and demand for, oil and gas, our ability to efficiently develop our current oil reserves and economically find or acquire additional recoverable reserves, general risks related to drilling operations, future regulatory changes, including changes related to climate change, any unanticipated losses, potential unfavorable outcome of the ongoing litigation, potential unavailability of licenses to use third party intellectual property, continued service of key management and employees, and the availability of capital on acceptable terms when needed or at all, including as the result of the recent climate change initiatives. Further information on the risks and uncertainties affecting our business is contained in Part I. Item 1A. – Risk Factors and our other filings with the Securities and Exchange Commission (the “Commission” or the “SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Item 1 Business

General Corporate History

Ecoark Holdings, Inc. was incorporated in the State of Nevada on November 19, 2007 under the name Magnolia Solar Corporation (“Magnolia Solar”). On March 18, 2016, Magnolia Solar filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada thereby changing its name to Ecoark Holdings, Inc.

Overview

Ecoark Holdings Inc. (“Ecoark Holdings” or the “Company”) is a diversified holding company. Through its wholly-owned subsidiaries, the Company has operations in three areas: (i) oil and gas, including exploration, production and drilling operations and transportation services, (ii) post-harvest shelf-life and freshness food management technology, and (iii) financial services including consulting, fund administration and asset management. The Company’s subsidiaries consist of Banner Midstream Corp., (“Banner Midstream”), White River Holdings Corp. (“White River”), Shamrock Upstream Energy LLC (“Shamrock”), Pinnacle Frac Transport LLC (“Pinnacle Frac”), Capstone Equipment Leasing LLC (“Capstone”), Ecoark, Inc. (“Ecoark”), Zest Labs, Inc. (“Zest Labs”), and Trend Discovery Holdings Inc. (“Trend Holdings”).

White River and Shamrock are engaged in oil and gas exploration, production, and drilling operations on over 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi.

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

On June 11, 2020, the Company acquired certain energy assets from SR Acquisition I, LLC for $1,000 as part of the ongoing bankruptcy reorganization of Sanchez Energy Corporation. The transaction includes the transfer of 262 total wells in Mississippi and Louisiana, approximately 9,000 acres of active mineral leases, and drilling production materials and equipment. The 262 total wells include 57 active producing wells, 19 active disposal wells, 136 shut-in with future utility wells, and 50 shut-in pending plugging wells. Included in the assignment are 4 wells in the Tuscaloosa Marine Shale formation.

On June 18, 2020, the Company acquired certain energy assets from SN TMS, LLC for $500 as part of the ongoing bankruptcy reorganization of Sanchez Energy Corporation. The transaction includes the transfer of wells, active mineral leases, and drilling production materials and equipment.

On August 14, 2020, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, White River E&P LLC, a Texas Limited Liability Company and a wholly-owned subsidiary of the Company Rabb Resources, LTD. and Claude Rabb, the sole owner of Rabb Resources, LTD. Pursuant to the Asset Purchase Agreement, the Company completed the acquisition of certain assets of Rabb Resources, LTD. The acquired assets consisted of certain real property and working interests in oil and gas mineral leases. The Company in June 2020 previously provided for bridge financing to Rabb Resources, LTD under the $225,000 Senior Secured Convertible Promissory Note. As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Rabb Resources, LTD. A total of $3,500,000 consisting of (i) $1,500,000 in cash, net of $304 in outstanding amounts related to the note receivable and accrued interest receivable, and (ii) $2,000,000 payable in common stock of the Company, which based on the closing price of the common stock as of the date of the Asset Purchase Agreement equaled 103,000 shares. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the Rabb Resources, LTD historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

On September 4, 2020, White River SPV 3, LLC, a wholly-owned subsidiary of Banner Midstream entered into an Agreement and Assignment of Oil, Gas and Mineral Lease with a privately held limited liability company (the “Assignor”). Under the Lease Assignment, the Assignor assigned a 100% working interest (75% net revenue interest) in a certain oil and gas lease covering in excess of 1,600 acres (the “Lease”), and White River paid $1,500,000 in cash to the Assignor. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

On October 9, 2020, the Company and White River SPV, entered into a Participation Agreement (the “Participation Agreement”) by and among the Company, White River SPV, BlackBrush Oil & Gas, L.P. (“BlackBrush”) and GeoTerre, LLC, an unrelated privately-held limited liability company (the “Assignor”), to conduct drilling of wells in the Austin Chalk formation.

Pursuant to the Participation Agreement, the Company and White River SPV have agreed, among other things, to pre-fund a majority of the cost, approximately $5,800,000, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation of which $3,387,000 has been expensed as drilling costs. The Participation Agreement requires the estimated amount of the drilling costs that were paid into a designated escrow account by the commencement of drilling in January 2021. BlackBrush has agreed to assign to the other parties to the Participation Agreement, subject to certain exceptions and limitations specified therein, specified portions of its leasehold working interest in certain Austin Chalk formation units. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among the assignor, BlackBrush and the Company and then a re-allocation upon payout or payment of drilling and completion costs for each well drilled. Prior to payout, the Company will own 90% of the working interest and 67.5% of the net revenue interest in each well. Following payout, the Company will own 70% of working interest and 52.5% net revenue interest in each well.

The Parties to the Participation Agreement, except for the Company, had previously entered into a Joint Operating Agreement, dated September 4, 2020 (the “Operating Agreement”) establishing an area of mutual interest, including the Austin Chalk formation, and governing the parties’ rights and obligations with respect to drilling, completion and operation of wells therein. The Participation Agreement and the Operating Agreement require, among other things, that White River SPV and the Company drill and complete at least one horizontal Austin Chalk well with a certain minimum lateral each calendar year and/or maintain leasehold by paying its proportionate share of any rental payments.

Active drilling commenced on January 15, 2021 and on January 31, 2021 the drilling reached its targeted location in the Austin Chalk formation. On February 13, 2021, the drilling had reached its first milestone which initiated a contractual vesting of asset assignments with the successful drilling of a minimum lateral distance of 2,500 feet. On February 14, 2021, we reached its second milestone, with the conclusion of drilling of a lateral with a full vertical section distance of 4,046 feet. The well was drilled successfully using managed pressure drilling techniques, allowing for visibility of the productive intervals throughout the drilling process in the Austin Chalk.

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

The purchase prices of these leases were $126,000, $312,000 and $312,000, respectively, totaling $750,000. The consideration paid to the Sellers was in the form of 68,000 shares of the Company’s common stock. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

In February and March 2021, the Company acquired additional leases for $916,000 under the Blackbrush/Deshotel lease related to the Participation Agreement.

Reverse Stock Split

Effective with the opening of trading on December 17, 2020, the Company implemented a one-for-five reverse split of its issued and outstanding common stock and a simultaneous proportionate reduction of its authorized common stock. The reverse stock split was effected without obtaining stockholder approval as permitted by Nevada law, and the authorized common stock was proportionately reduced to 40,000,000 shares. All share and per share figures are reflected on a post-split basis herein.

Ratification of Authorized Capital Increase

At the special meeting held on December 29, 2020, the stockholders of the Company ratified the previously approved increase of the number of shares of common stock the Company is authorized to issue from 20,000,000 shares to 40,000,000 shares.

Authorized Capital Reduction

Effective December 29, 2020, the Company amended its articles of incorporation to reduce its authorized common stock from 40,000,000 to 30,000,000.

Registered Direct Offering of Common Stock and Warrants

On December 31, 2020, the Company completed a registered direct offering, whereby the Company issued 889,000 shares of common stock and 889,000 accompanying warrants to purchase common stock to one institutional investor under the effective Form S-3 at $9.00 per share and accompanying warrant for a total of $8,000,000 in gross proceeds, before placement agent fees and other offering expenses. The warrants are exercisable for a two-year term at a strike price of $10.00 per share. The Company granted 62,000 warrants to the placement agent as compensation in addition to the $560,000 cash commission received by the placement agent. The placement agent warrants are exercisable at $11.25 per share and expire on January 2, 2023.

Our principal executive offices are located at 303 Pearl Parkway, Suite 200, San Antonio, TX 78215, and our telephone number is (800) 762-7293. Our website address is http://ecoarkusa.com/. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in and are not considered part of this report.

Impact of COVID-19

The COVID-19 pandemic has had a profound effect on the U.S. and global economy and may continue to affect the economy and the industries in which we operate, depending on the vaccine rollouts and the emergence of virus mutations.

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets included in this Form 10-K. However, it did have a material impact on our management’s ability to operate effectively. The impact included the difficulties of working remotely from home including slow Internet connection, the inability of our accounting and financial officers to collaborate as effectively as they would otherwise have in an office environment and issues arising from mandatory state quarantines.

While it is not possible at this time to estimate with sufficient certainty the continued impact that COVID-19 could have on the Company’s business, future outbreaks and the measures taken by federal, state, local and foreign governments could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have also had and may continue to have an adverse impact on global and domestic economic conditions, including the reducing demand for oil, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The Coronavirus, Aid, Relief and Security Act (“CARES Act”) includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small business are eligible for a loan to fund payroll expenses, rent and related costs. We have received funding under the PPP, and a majority of that as indicated in our Consolidated Statement of Operations has been forgiven.

Description of Business

Banner Midstream Corp

Through its indirect wholly-owned operating subsidiaries Pinnacle Frac, Capstone, White River, and Shamrock, the Company is engaged in oil and gas exploration, production, and drilling operations on over 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi, as well as transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations, and procurement and financing of equipment to oilfield transportation service contractors.

The Company entered the oil and gas industry following the previously disclosed acquisition of Banner Midstream Corp. on March 27, 2020.

Zest Labs

Through its wholly-owned subsidiary Zest Labs, the Company offers freshness management solutions for fresh food growers, suppliers, processors, distributors, grocers and restaurants. Its Zest Fresh solution is a cloud-based post-harvest shelf-life and freshness management solution that improves delivered freshness of produce and protein and reduces post-harvest losses at the retailer due to temperature handling and processing by 50% or more by intelligently matching customer freshness requirements with actual product freshness. It focuses on four primary value propositions – operational efficiency, consistent food freshness, reduced waste, and improved food safety. Zest Fresh empowers workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. Zest Labs also offers its Zest Delivery solution that provides real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food.

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

Zest Labs was incorporated in the State of Delaware on September 23, 2004.

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

Zest Labs currently holds rights to 75 U.S. patents (with additional patents pending), numerous related foreign patents, and U.S. copyrights relating to certain aspects of its Zest software, hardware devices including Radio-Frequency Identification (“RFID”) technology, software, and services. In addition, Zest Labs has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services,” and the Zest, Zest Fresh and Zest Delivery logos, and numerous other trademarks and service marks. Many of Zest Labs’ products have been designed to include licensed intellectual property obtained from third-parties. Laws and regulations related to wireless communications devices in the jurisdictions in which Zest Labs operates and seeks to operate are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.

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

Our ability to execute our strategy with respect to our freshness management solutions depends in part on the outcome of the litigation related to protection of our intellectual property rights. See “Item 3. Legal Proceedings” for more information.

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

Trend Capital Management was founded in 2011 and was Trend Holding’s primary asset.  Trend Capital Management provides services and collects fees from entities including Trend LP and Trend SPV, both of which invest in securities.  Trend Capital Management neither invests in securities nor have any role in Trend LP and Trend SPV’s purchase of securities.  The investment capital in Trend LP and Trend SPV is from individual limited partners, and not from the Company.

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

Competition

The Company faces intense competition with respect to its products and services in all markets in which it operates.

In the oil and gas industry, we are producing and selling crude oil as a commodity so we compete against. All producers including individual well owners through the supermajor oil companies. Some of these competitors at the major and supermajor categories possess greater financial, technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors.

The market for cloud-based, real-time supply chain analytic solutions—the market in which Zest Labs competes—is highly competitive and is rapidly evolving. There are several new competitors with competing technologies, including companies that have greater resources than Ecoark Holdings, which operate in this space. Some of these companies are subsidiaries of large publicly traded companies that have brand recognition, established relationships with retailers, and own the manufacturing process.

Trend Holdings and its subsidiaries have significant competition from larger companies with greater assets and resources.

Sales and Marketing

Through Banner Midstream and its subsidiaries, the Company sells and provides services to its customers via a blanket master services agreement (MSA). Banner Midstream sells hydrocarbon to midstream providers such as Plains Marketing L.P. and Shell Trading (US) Company.

The Company markets its technology products and services principally through direct sales efforts and the utilization of third-party agents. Zest Labs has marketing operations and programs for demand generation, public relations, and branding/messaging that are scaled based on market engagement and available resources.

Trend Holdings and its subsidiaries provide fund administration and fund formation services to institutional investors and market their services through private marketing.

Government Regulations

Banner Midstream

Oil and gas production is regulated under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The states in which we operate, Texas, Louisiana, Oklahoma and New Mexico (the “Territory”), have regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the regulation of spacing, and requirements for plugging and abandonment of wells. Also, states in the Territory impose a severance tax on production and sales of oil, and gas within its jurisdiction. Failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

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

Environmental, Social and Governance Strategy (ESG)

We are currently evaluating an environmentally conscious cryptocurrency mining approach to focus on and analyze innovative and valuable ways to deploy capital. We are focused on opportunities related to ESG technologies for hydrocarbon emissions and reductions in energy waste. We have formulated an approach to pursue regionally constrained energy that is otherwise lost due to a lack of commercial infrastructure to economically process and/or transport the natural gas to market. This approach is designed to drive significant molecule value through the energy intensive process of cryptocurrency mining. This strategy is anticipated to incubate green energy project development and growth by balancing regional power grid demands during times of heightened use.

Research and Development

We have devoted a substantial amount of our resources to software and hardware development activities in recent years, principally for the Zest Labs initiatives. Ecoark Holdings believes that, analyzing the competitive factors affecting the market for the solutions and services its subsidiaries provide, its products and services compete favorably by offering integrated solutions to customers. The Company has incurred research and development expenses of $883,000 and $2,472,000 in the years ended March 31, 2021 and 2020, respectively, to develop its solutions and differentiate those solutions from competitive offerings. We incurred no capitalized software development costs in the years ended March 31, 2021 and 2020.

Intellectual Property

The Company, through Zest Labs, currently holds rights to 75 U.S. patents (with additional patents pending), numerous related foreign patents, and U.S. copyrights relating to certain aspects of its Zest software, hardware devices including Radio-Frequency Identification (“RFID”) technology, software, and services. In addition, Zest Labs has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services,” and the Zest, Zest Fresh and Zest Delivery logos, and numerous other trademarks and service marks. Many of Zest Labs’ products have been designed to include licensed intellectual property obtained from third-parties. Laws and regulations related to wireless communications devices in the jurisdictions in which Zest Labs operates and seeks to operate are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.

No Foreign Operations

No foreign operations are expected in connection with the Company’s business.

Seasonality

Our business experiences a certain level of seasonality due to our oil and gas exploration and transportation business. Demand for oil, natural gas and energy is typically higher in the third and fourth quarters resulting in higher prices. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis. Seasonal weather conditions and lease stipulations can limit drilling and producing activities and other oil and natural gas operations in a portion of our operating areas of trucking business. These seasonal anomalies can pose challenges for the drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations, thus, lowering the demand for trucking services.

Dependence on One or Few Major Customers

From time to time we may have customers generating 10 percent or more of the Company’s consolidated revenues, and loss of such customers could have a material adverse effect on the Company.

Human Capital Resources

As of the date of this report, we have 45 full-time employees and 106 owner-operator truck drivers.

Our ability to successfully execute our strategic initiatives is highly dependent on recruiting and retaining skilled personnel and qualified drivers. Our compensation philosophy is based on incentivizing and rewarding performance, with alignment of individual, corporate, and stockholder interests. Compensation includes salaries, benefits, and equity participation. Our owner operator drivers are not salaried employees.

We are committed to the health, safety, and well-being of our employees and drivers. We follow applicable local, state, and federal laws, regulations, and guidance. In response to the COVID-19 pandemic, we implemented measures to enable employees to work remotely and have utilized cloud-based productivity and communications systems to facilitate distributed work.

Our Code of Business Conduct and Ethics is designed to ensure that all employees maintain the highest standards of business conduct in every aspect of their dealings with each other, customers, suppliers, vendors, service providers, stockholders, and governmental authorities.

We believe the relations with our employees and drivers are satisfactory.

Item 1A. Risk Factors

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information appearing elsewhere in this Annual Report on Form 10-K before deciding to invest in our Common Stock. The occurrence of any of the following risks could have a material adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. As a result, the trading price of our Common Stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Set forth below is a summary of the principal risks we face:

●	we have incurred significant losses since inception, we may continue to incur losses and negative cash flows in the future;

●	because we require additional capital to fund our business and support our growth, our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects;

●	significant ongoing capital requirements related to our exploration and production and transportation business;

●	the impact of the COVID-19 pandemic on the U.S. and global economy, and the uncertainty relating to its continuation and the pace of economic recovery;

●	the uncertainty of future results due to limited operating history;

●	we may be required to recognize goodwill impairment charges, which could have a material adverse impact on our operating results;

●	we may be required to record significant non-cash impairment charges related to a reduction in the carrying value of our proved oil and gas properties;

●	the uncertainty of future results due to limited operating history;

●	our future cash flows and results of operations, are highly dependent on our ability to efficiently develop our current oil reserves and economically find or acquire additional recoverable reserves;

●	the dependence of our future operating results on oil and gas prices that are highly volatile;

●	future changes in the climate change regulatory regime and continued focus on environmental, social and governance (“ESG”) regulation and sustainability initiatives, which would have the effect of reducing demand for fossil fuels and negatively impact our operating results, stock price and ability to access capital markets;

●	potential future changes in the regulation of hydraulic fracturing;

●	potential inability to retain and attract qualified drivers, including owner-operators;

●	potential risk that the drivers who we rely upon in our transportation business will be classified as employees rather than independent contractors; and

●	the uncertainty related to the outcome of the pending Walmart litigation related to the protection of our intellectual property rights.

Risk Factors Relating to Our Financial Condition

We had incurred net losses on an annual basis since our inception and may continue to experience losses and negative cash flow in the future.

As of June 22, 2021, we had cash (including restricted cash) of approximately $1,194,235. Prior to the acquisition of Banner Midstream, we funded our operations principally through the sale of our capital stock and debt instruments. On December 31, 2020, we raised approximately $7,666,000 in net proceeds from the sale of 889,000 shares of common stock and short-term warrants to purchase an aggregate of up to 889,000 shares of common stock in a registered direct offering. We have also raised substantial operating cash through the exercise of our warrants issued in capital raises over the past two years. Banner Midstream had financed its operations primarily through the issuance of debt securities. We have not been profitable on an annual basis since inception and had previously incurred significant operating losses. We recorded a net loss of approximately $20,888,000 for the fiscal year ended March 31, 2021. Approximately 42% of the reported net loss for this fiscal year was due to non-cash charges, including a $18,518,000 non-cash charge from a change in the fair value of our warrant derivative liabilities and $21,084,000 in gain on exchange of warrants. While our warrant derivative liabilities cause us to incur a non-cash loss if our stock price goes up in a given quarter or a non-cash gain if it goes down in a quarter, we have experienced substantial exercises since the date of our July 28, 2020 prospectus registering the underlying shares of Common Stock. As of March 31, 2021, no warrants remained unexercised out of approximately 1,176,000 warrants (on a post-reverse split basis) we issued in 2020. However, we have an additional approximately 1,035,000 warrants (on a post-reverse split basis) which have derivative liabilities that will impact our future operating results. Although we expect our revenues to increase from our energy business, we will likely continue to incur losses and experience negative cash flows from operations for the foreseeable future. If we cannot achieve positive cash flow from operations or net income, it may make it more difficult to raise capital based on our Common Stock on acceptable terms.

Because we require additional capital to fund our business and support our growth, our inability to generate and obtain such capital on acceptable terms, or at all, could harm our business, operating results, financial condition and prospects.

Since the Banner Midstream acquisition on March 27, 2020, we have increased our operating expenses in supporting our underlying business and consummating acquisitions of oil and gas properties. We intend to continue to make substantial investments to fund our business and support our growth. Among other things, we need to raise capital through the issuance of equity or debt in order to fund the drilling of oil wells for our previously announced joint venture with a Texas exploration company. Since we do not currently have a debt facility to support our growth and acquisition strategy, we are seeking to fund our growth through equity offerings at opportune times when the price of our Common Stock and external factors provide an opportunity. The availability and terms of any future financing will be dependent upon a variety of other factors which may affect the price of our Common Stock including among other things:

●	The pace of economic recovery following the COVID-19 pandemic;

●	The condition of the capital markets in general and those for smaller capitalization issuers in particular;

●	The effect of the potential new legislation, regulation or government action which directly affect our business such as environmental, social and governance (“ESG”), climate change, oil and gas drilling, fracking, growing market for electric vehicles and efforts to ban fossil fuels, and legislation such as California’s AB5 which causes us to treat our owner-operators in our trucking business as employees, which will tend to increase our expenses;

●	The impact of ESG measures, potential new rules and recent stockholder votes of large energy producers on the investment community and disclosure practices;

●	The possibility that certain investors concerned about potential effects of climate change would limit or eliminate their investments in oil and gas companies and the growth of the alternative-energy markets with so-called “green” funds trading at record highs;

●	Potential regulation or government action requiring financial institutions to adopt policies that limit funding of fossil fuels companies; and

●	International factors including political unrest which may reduce the prices of oil and gas.

We may not be able to obtain such additional financing on the terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely impacted. In addition, our inability to generate or obtain the financial resources needed may require us to delay, scale back, or eliminate some or all of our operations and sell some of our assets. For example, in May 2021, we assigned certain of our working interests in oil and gas leases in exchange for $600,000 in order to obtain the necessary working capital. If we were forced to delay, scale back, or eliminate some or all of our operations or sell a significant portion of our assets it would have a material adverse impact on our business, operating results and financial condition.

Further, if we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity or debt securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

The COVID-19 pandemic has caused and may continue to cause a significant disruption to the United States and global economy, and its continuation for any extended period of time may have a material adverse effect on our business, results of operations, and future prospects.

The global COVID-19 pandemic and the unprecedented actions taken by U.S. federal, state and local governments and governments around the world in order to stop the spread of the virus have had and continue to have a profound impact on the U.S. and global economy, disrupting global supply chains and creating significant volatility in the financial markets. The contraction of the economy caused by the pandemic has, among other things, severely impacted demand for fossil fuels resulting in sharp decline in oil and gas prices. Oil demand significantly deteriorated as a result of the COVID-19 pandemic and corresponding preventative measures taken around the world to mitigate its spread, including “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19.

Although oil prices have increased in the past few months due to, among other things, the Biden administration anti-fossil fuel agenda, the vaccine rollouts and the decision by OPEC to restrain output into mid-2021, there can be no assurance that this increase will continue.

Future disruptions and/or uncertainties related to the COVID-19 pandemic, including, among others, delays in vaccine rollouts and the emergence of new variants of the virus, for a sustained period of time could have a material adverse impact on our business, our ability to execute our strategy and to realize the full benefits of the Banner Midstream acquisition. Our production and transportation businesses will likely be significantly affected if there is another reduction in oil prices or reduced demand for our services, caused by a global recession due to the ongoing effects of COVID-19.

Furthermore, the effect of the pandemic on financial markets and on our Company may limit our ability to raise additional capital in the future on the terms acceptable to us at the time we need it, or at all.

We will need additional capital to support our operations and growth.

Until we achieve sustained profitability, we will need to raise additional capital through public or private financing transactions or secure a debt facility to support our operations and execute our growth strategy. We may not be able to obtain additional financing in sufficient amounts or on terms acceptable to us, if at all. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our current master service agreements or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

If we are able to close an equity financing, it may be very dilutive to our existing stockholders. There is no assurance that we will complete any financing or secure a debt facility. If we are unable to obtain funding on a timely basis, we may be unable to expand our operations or otherwise capitalize on our business opportunities, as desired and may be required to significantly curtail, delay or discontinue one or more of the lines of operations and/or sell more assets, which could materially affect our business, financial condition and results of operations.

We cannot predict our future results because we have a limited operating history.

We acquired our oil and gas business on March 27, 2020, which currently accounts for almost all of our revenues. Given our limited operating history, it may be difficult to evaluate our future performance or prospects. You should consider the uncertainties that we may encounter as a company that should still be considered an early stage company. These uncertainties include:

●	our ability to market our services and products for a profit;

●	our ability to secure and retain key customers; and

●	our evolving business model.

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

Because we must periodically evaluate our goodwill for impairment, we could be required to recognize non-cash impairment charges in future periods which could have a material adverse impact on our operating results.

A considerable portion of our consolidated assets consists of goodwill. The Company recorded approximately $3.2 million of goodwill in connection with the Trend Holdings acquisition in May 2019, and approximately $7.0 million in connection with the Banner Midstream acquisition in March 2020. We assess goodwill for impairment annually during the fourth fiscal quarter and whenever facts or circumstances indicate that the carrying value of the Company’s goodwill may be impaired. Impairment analysis involves comparing the estimated fair value of a reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, we record an impairment charge. Determination of fair value requires considerable judgment and is sensitive to changes in underlying assumptions, estimates and market factors. Those assessments may be affected by (i) positive or negative reserve adjustments, (ii) results of drilling activities, (iii) management’s outlook for commodity prices and costs and expenses, (iv) changes in our market capitalization, (v) changes in our weighted average cost of capital and (vi) changes in income taxes. If we are required to recognize noncash charges related to impairment of goodwill, our results of operations would be materially and adversely affected.

Risk Factors Relating to Our Exploration and Production and Transportation Operations

We have significant ongoing capital requirements that could affect our profitability if we are unable to generate sufficient cash from operations or obtain financing on favorable terms.

The Company has pre-funded approximately $5,800,000 of the cost, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation of which $3,387,000 has been expensed as drilling costs, and we expect to continue to incur expenses related to our previously announced joint drilling venture. In addition, our transportation business is capital intensive and asset heavy, and our policy of maintaining a young, technology-equipped fleet requires us to expend significant amounts in capital expenditures annually. We expect to pay for projected capital expenditures with cash flows from operations or the proceeds from equity sales. If we were unable to generate sufficient cash from operations, we would need to seek alternative sources of capital, including financing, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations or obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Competition in the oil and natural gas industry is intense, making it more difficult for us to market the oil and gas we produce, to acquire interests in new leases, to secure trained personnel and appropriate services, and to raise capital.

Banner Midstream is a relatively small participant in its industry and we face significant competition from major energy companies with substantial financial, management, technical and other resources as well as large and other privately held businesses which have competitive advantages. Our cost of operations is highly dependent on third-party services, and competition for these services can be significant, especially in times when commodity prices are rising.  Similarly, we compete for trained, qualified personnel, and in times of lower prices for the commodities we produce, we and other companies with similar production profiles may not be able to attract and retain this talent.  Our ability to acquire and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment for acquiring properties, marketing oil and gas and securing trained personnel.  Also, there is substantial competition for capital available for investment in the oil and gas industry.  Our competitors may be able to pay more for personnel, property and services and to attract capital at lower rates.  This may become more likely if prices for natural gas increase faster than prices for oil, as oil comprises a greater percentage of our overall production and transportation business. Because of our small size, we may be more affected than larger competitors.

Unless we replace our existing reserves with new ones and develop those reserves, our reserves and production will decline, which would adversely affect our future cash flows and results of operations.

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

Drilling for and producing crude oil involves significant risks and uncertainties that could adversely affect our business, financial condition or results of operations.

Our drilling and production activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for crude oil can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or cancelled as a result of other factors, including but not limited to:

●	unusual or unexpected geological formations and miscalculations;

●	fires;

●	explosions and blowouts;

●	pipe or cement failures;

●	environmental hazards, such as natural gas leaks, oil spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of toxic gases, brine, well stimulation and completion fluids, or other pollutants into the surface and subsurface environment;

●	loss of drilling fluid circulation;

●	title problems for the properties on which we drill and resulting restrictions or termination of lease for oil drilling and production operations;

●	facility or equipment malfunctions;

●	unexpected operational events, especially the need to drill significantly deeper than originally contemplated or finding, despite an engineering study to the contrary, that the drilling site is a dry hole that produces no appreciable amounts of crude oil or no crude oil;

●	shortages of skilled personnel or unexpected loss of key drilling and production workers;

●	shortages or delivery delays of equipment and services or of water used in hydraulic fracturing activities;

●	compliance with environmental and other regulatory requirements and any unexpected remedial requirements for violations of environmental or other regulatory requirements;

●	stockholder activism and activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas so as to minimize emissions of greenhouse gases of “GHG’s”;

●	natural disasters; and

●	adverse weather conditions.

Any of these risks can cause substantial losses, including personal injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, clean-up responsibilities, loss of wells, repairs to resume operations; and regulatory fines or penalties. Further, our exposure to operational risks may increase as our drilling activity expands.

We may not be insured or fully insured against certain of the above operational risks, either due to unavailability of such insurance or the high premiums and deductibles. The occurrence of an event that is not covered in full or in part by insurance could have a material adverse impact on our business, financial condition and results of operations.

Legislation, regulations or government actions related to climate change, greenhouse gas emissions and sustainability initiatives and other ESG laws, regulations and government action, could result in increased compliance and operating costs and reduced demand for fossil fuels, and concern in financial and investment markets over greenhouse gasses and fossil fuel production could adversely affect demand for our products, limit our access to capital and depress the price of our Common Stock.

Since he took office in January 2021, President Biden has signed a series of executive orders seeking to adopt new regulations to address climate change and to suspend, revise, or rescind certain prior agency actions which were part of the Trump Administration’s de-regulatory push, and the Biden Administration is expected to continue to aggressively seek to regulate the energy industry and seek to eliminate in time the use of fossil fuels. The new executive orders include, among other things, orders requiring a review of current federal lands leasing and permitting practices, as well as a temporary halt of new leasing of federal lands and offshore waters available for oil and gas exploration, directing federal agencies to eliminate subsidies for fossil fuels, and to develop a plan to improve climate-related disclosures.

In January 2021, President Biden also issued an executive order calling for methane emissions regulations to be reviewed and for the United States Environmental Protection Agency (the “EPA”) to establish new standards by September 2021. The EPA has adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (the “PSD”), construction and Title V operating permit reviews for certain large stationary sources.  Facilities required to obtain PSD permits for their greenhouse gas emissions also will be required to meet “best available control technology” standards that will be established on a case-by-case basis.  The EPA also has adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore natural gas and oil production sources in the United States on an annual basis, which include certain of our operations.

Although Congress from time to time has considered legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years.  In the absence of such federal climate legislation, a number of states, including states in which we operate, have enacted or passed measures to track and reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and regional greenhouse gas cap-and-trade programs.  Most of these cap-and-trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall greenhouse gas emission reduction goal is achieved.  These reductions may cause the cost of allowances to escalate significantly over time. We will be further subject to our regulatory efforts such as California announced goal of eliminating the sale of vehicles which use gas by 2035. Automobile manufacturers are beginning to announce that they will only manufacture electric vehicles in the future.

Additionally, the United States rejoined, effective February 19, 2021, the non-binding international treaty to reduce global greenhouse gas emissions (the “Paris Agreement”), adopted by over 190 countries in December 2015.  The Paris Agreement entered into force in November 2016 after more than 70 nations, including the United States, ratified or otherwise indicated their intent to be bound by the agreement. The United States had previously withdrawn from the Paris Agreement effective November 4, 2020. Following the United States rejoining the Paris Agreement, President Biden announced in April 2021 the United States’ pledge to achieve an approximately 50% reduction from 2005 levels in “economy-wide” net greenhouse gas emissions by 2030. To the extent that the United States implements this agreement or imposes other climate change regulations on the oil and natural gas industry, or that investors insist on compliance regardless of legal requirements, it could have an adverse effect on our business, operating results and future growth. In February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement.

The adoption and implementation of these and other similar regulations could require us to incur material costs to monitor and report on greenhouse gas emissions or install new equipment to reduce emissions of greenhouse gases associated with our operations.  In addition, these regulatory initiatives could drive down demand for our products and services in the oil and gas industry by stimulating demand for alternative forms of energy that do not rely on combustion of fossil fuels that serve as a major source of greenhouse gas emissions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. This could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Federal, state, and local legislative and regulatory initiatives in the United States relating to hydraulic fracturing or fracking could result in decreased demand for our transportation services, which would have a material adverse effect on our results of operations, financial condition and cash flows.

Although we do not rely on hydraulic fracturing or fracking techniques in our exploration and production operations, our transportation business, which accounted for approximately 79% of our operating revenue in the fiscal year ended March 31, 2021, depends to a considerable extent on a continued use of such techniques. We expect to continue to derive a substantial portion of our revenue from our transportation operations for the foreseeable future.

In the United States, hydraulic fracturing is currently generally exempt from regulation under the Underground Injection Control program established under the federal Safe Drinking Water Act, and is typically regulated by state oil and gas commissions or similar agencies. From time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the additives used in the hydraulic-fracturing process. In addition, certain states have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, disposal and well-construction requirements on hydraulic-fracturing operations. The adoption of any federal, state or local laws or the implementation of regulations regarding hydraulic fracturing could cause a decrease in the completion of new oil and gas wells and an associated decrease in demand for our transportation services, which would have a material adverse effect on our results of operations, financial condition and cash flows.

Our operating results fluctuate due to the effect of seasonality in the oil and gas industry.

Operating levels of the oil industry have historically been lower in the winter months because of adverse weather conditions. Accordingly, our revenue generally follows a seasonal pattern. Revenue can also be affected by other adverse weather conditions, holidays and the number of business days during a given period because revenue is directly related to the available working days. From time to time, we may also suffer short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations more volatile.

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

Our exploration and production and transportation operations are subject to stringent environmental, oil and gas-related and occupational safety and health laws and regulations, and noncompliance with such laws and regulations could expose us to material costs and liabilities.

Our exploration and production operations are subject to stringent federal, state and local laws and regulations governing, among other things, the drilling activities, production rates, the size and shape of drilling and spacing units or proration units, the transportation and sale of crude oil, gas, and the discharging of materials into the environment and environmental protection. These laws and regulations may limit the amount of oil and gas we can produce or limit the number of wells or the locations where we can drill.

Further, we are required to obtain and maintain numerous environmental and oil and gas-related permits, approvals and certificates from various federal, state and local governmental agencies in connection with our exploration and production operations, and may incur substantial costs in doing so. The need to obtain permits could potentially delay, curtail or cease the development of oil and gas projects. The Company may in the future be charged royalties on gas emissions or required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. Additionally, our operations are subject to a number of federal and state laws and regulations, including the federal occupational safety and health and comparable state statutes, aimed at protecting the health and safety of employees.

We are also subject to various environmental laws and regulations dealing with the hauling and handling of hazardous materials, air emissions from our vehicles and facilities, and engine idling and discharge. Our transportation operations often involve traveling on unpaved roads located in rural areas, increasing the risk of accidents, and our staging pads often are located in areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of environmental damage and hazardous waste disposal, among others. If we are involved in an accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable environmental laws or regulations, we could owe cleanup costs and incur related liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

Failure to comply with these laws and regulations may subject the Company to sanctions, including administrative, civil or criminal penalties, remedial cleanups or corrective actions, delays in permitting or performance of projects, natural resource damages and other liabilities. In addition, these laws and regulations may be amended and additional laws and regulations may be adopted in the future with more stringent legal requirements.

Because oil prices are highly volatile, any sustained decline in oil prices could adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments.

Our future revenues from exploration and production operations, profitability, cash flows, future growth and carrying value of our oil and gas properties will depend on oil prices. Commodity prices, including oil, are highly volatile and may fluctuate widely in response to relatively minor changes in supply and demand and market uncertainty. Additional factors which may affect oil prices and which are beyond our control include but are not limited to, the following factors:

●	worldwide and regional economic conditions impacting the global supply of and demand for oil, including the impact of the COVID-19 pandemic;

●	the price and quantity of foreign imports of oil;

●	consumer and business demand;

●	political and economic conditions in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;

●	actions of the Organization of the Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production controls;

●	the level of global exploration, development and production;

●	the level of global inventories;

●	prevailing prices on local price indexes in the area in which we operate;

●	the proximity, capacity, cost and availability of gathering and transportation facilities;

●	localized and global supply and demand fundamentals and transportation availability;

●	the cost of exploring for, developing, producing and transporting reserves;

●	weather conditions and other natural disasters;

●	technological advances affecting energy consumption;

●	the price and availability of alternative fuels;

●	government regulations, such as regulation of natural gas transportation and price controls;

●	U.S. federal, state and local and non-U.S. governmental regulation and taxes; and

●	market perceptions of future prices, whether due to the foregoing factors or others.

While lower oil prices are helpful to our transportation business since it reduces our costs, it has an inverse effect on our exploration and production business. Lower commodity prices may reduce our cash flows and borrowing ability. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits.

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

Fuel conservation measures, alternative requirements, future legislation and regulation increasing consumer demand for alternatives to oil, and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil. The impact of the changing demand for oil may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be required to record significant non-cash impairment charges related to a reduction in the carrying value of our proved oil and gas properties, which could materially and adversely affect our results of operations.

We will perform assessments of our oil and gas properties whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. In order to perform these assessments, management will use various observable and unobservable inputs, including management’s outlooks for (i) proved reserves and risk-adjusted probable and possible reserves, (ii) commodity prices, (iii) production costs, (iv) capital expenditures and (v) production. Significant or extended price declines could result in the need to adjust the carrying value of our proved oil and gas properties by recording non-cash impairment charges. To the extent such assessments indicate a reduction of the estimated useful life or estimated future cash flows, the carrying value of the oil and gas properties may not be recoverable and therefore we may be required to record an impairment charge reducing the carrying value of the proved properties to their fair value. If oil and natural gas prices decline in the future, we may be required to record impairment charges related to the oil and gas properties acquired as part of the Banner Acquisition, which would materially and adversely affect our results of operations in the period incurred.

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

We anticipate that the Banner Midstream expenses will increase substantially if and as they:

●	continue the research of the market and potential private companies to acquire;

●	expand the scope of our operations in the Territory;

●	establish a supply-demand chain and a respective trucking infrastructure to commercialize our market opportunities;

●	acquire existing businesses and revitalize their operations with the Companies framework;

●	seek to maintain, protect, and expand the Territory;

●	seek to attract and retain skilled personnel; and

●	create additional infrastructure to support our operations as a public company and plan future commercialization efforts.

We may not be able to successfully identify acquisition targets and complete strategic acquisitions to execute our growth strategy, and even if we are able to do so, we may not realize the anticipated benefits of these acquisitions.

As part of our growth strategy, we intend to pursue opportunities to acquire companies or assets that will enable us to expand our product and service offerings and to increase our geographic footprint. We routinely review potential acquisitions. However, identifying suitable acquisition targets can be difficult, costly and time-consuming, and we may not be able to do so or complete acquisitions in a timely manner, on a cost-effective basis or at all. Even if completed, we may not realize the anticipated benefits of such acquisitions. Our acquisitions have previously required, and any similar future transactions may also require, significant efforts and expenditures, in particular with respect to integration of acquired assets and business into our legacy operations. We may encounter unexpected difficulties, or incur unexpected costs, in connection with strategic acquisitions and integration efforts, including without limitation:

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

Failure to successfully identify suitable acquisition targets, complete strategic acquisitions, or realize the anticipated benefits of completed acquisitions, would undermine our ability to execute on our growth strategy, which would in turn have a material adverse effect on our results of operations and future prospects.

Because we have limited experience operating our oil and gas exploration and transportation businesses, our failure to effectively manage the risks and challenges inherent in such businesses could adversely affect our business, operating results, financial condition and growth prospects.

Until we acquired Banner Midstream on March 27, 2020, we had no experience in operating its oil and gas businesses. Although Jay Puchir, Banner Midstream’s Chief Executive Officer joined us initially as our Chief Accounting Officer and then Treasurer and has continued to run the oil and gas businesses following the Banner Midstream acquisition, and Julia Olguin was appointed as the Chief Executive Officer of White River Holdings Corp (“White River”), our indirect wholly-owned subsidiary, we have limited experience operating these businesses, and, as a result, may encounter challenges and risks inherent in operating such businesses. If we fail to effectively manage the risks and challenges inherent in such businesses, our business, operating results, financial condition and growth prospects would be materially and adversely affected.

Our transportation business is affected by industry-wide economic factors that are largely outside our control.

With the exception of minimal revenue from our investment advisory business, our revenue is from customers in the oil exploration and production industry. As such, our volumes are largely dependent on the economy and our results may be more susceptible to trends in unemployment and how it affects oil prices than carriers that do not have this focus. We believe that some of the most significant factors beyond our control that may negatively impact our operating results are economic changes that affect supply and demand in transportation markets.

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

Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments and surcharge collection may increase our costs related to our transportation operations, which could materially and adversely affect our margins.

Fuel represents a significant expense for our transportation business while the sale of oil and to a lesser extent natural gas provides revenues for our business. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, depreciation of the dollar against other currencies and weather, such as hurricanes, and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand in developing countries and could be adversely impacted by diminished drilling activity and by the use of crude oil and oil reserves for other purposes. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, and a portion of our business is based on fuel purchased on the spot market at prevailing market rates, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect our operating results and financial condition.

Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on our operations and profitability. While a portion of our fuel costs are covered by pass-through provisions in customer contracts and compensatory fuel surcharge programs, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with unbilled miles, or the time when our engines are idling. Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising, leading to fluctuations in our levels of reimbursement. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies. In addition, the terms of each customer’s fuel surcharge agreement vary, and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. Such fuel surcharges may not be maintained indefinitely or may not be sufficiently effective. As of the date of this prospectus, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

If we fail to retain and attract qualified drivers, including owner-operators, it could materially adversely affect our results of operations and financial condition.

In our transportation operations, we rely almost exclusively on the fleet of vehicles owned and operated by independent contractors. These independent contractors are responsible for maintaining and operating their own equipment and paying their own fuel, insurance, licenses and other operating costs. Due to high turnover rates, the pool of qualified independent contractor drivers is often limited, which increases competition for their services, especially during times of increased economic activity. We currently face and may in the future continue to face from time- to-time, difficulty in attracting and retaining sufficient number of qualified independent contractor drivers. Additionally, our agreements with independent contractor drivers are terminable by either party without penalty and upon short notice. Our specialty equipment services targeting servicing oil exploration and oil development industries require special training to handle unique operating requirements. We may be legally obligated or otherwise subjected by the industry standards to use physical function tests and hair follicle and urine testing to screen and test all driver applicants, which we believe is a rigorous standard and could decrease the pool of qualified applicants available to us. If we are unable to retain our existing independent contractor drivers or recruit new qualified independent contractor drivers, our business and results of operations could be materially and adversely affected.

The rates we offer our independent contractor drivers are subject to market conditions. Accordingly, we may be required to increase owner-operator compensation or take other measures to retain existing and attract new qualified independent contractor drivers. If we are unable to continue to attract and retain a sufficient number of independent contractor drivers, we could be required to increase our mileage rates and accessorial pay or operate with fewer trucks and face difficulty meeting our clients’ demands, which would in turn have a material adverse effect on our financial condition and operating results.

If owner-operators and their drivers that we rely upon in our transportation business were to be classified as employees instead of independent contractors, our business would be materially and adversely affected.

A number of companies in the logistics industry have been faced with legislation that requires that many independent contractors be treated as employees and receive benefits only available to employees which increases costs. To date, this legislation has been limited to California and is being considered in states where we do not operate. Some companies recently been involved in lawsuits, including class actions, and state tax and other administrative proceedings that claim that owner-operators or their drivers should be treated as employees, rather than independent contractors. These lawsuits and proceedings involve substantial monetary damages (including claims for unpaid wages, overtime, failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. While we believe that owner-operators and their drivers are properly classified as independent contractors rather than as employees, if their independent contractor status is challenged, we may not be successful in defending against such challenges in some or all jurisdictions in which we offer transportation services. We also may encounter a risk if the National Labor Relations Board (“NLRB”) were to pass a rule to this effect, which could occur under the Boden administration. Furthermore, the costs associated with defending or resolving lawsuits relating to the independent contractor status of owner-operators and their drivers could be material to our business.

If legislation is passed in states where we operate, the NLRB passes a rule, or a court or an administrative agency were to determine that owner-operators and their drivers must be classified as employees rather than independent contractors, we could become subject to additional regulatory requirements, including but not limited to tax, wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); employee benefits, social security, workers’ compensation and unemployment; discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other laws and regulations applicable to employers and employees. Compliance with such laws and regulations would require us to incur significant additional expenses, potentially including without limitation, expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes, and penalties. Additionally, any such reclassification would require us to change our business model, and consequently have an adverse effect on our business and financial condition.

Similar to many companies, we have experienced a spike in our insurance costs, which could have a material adverse effect on our operating results.

Insurance premiums have recently escalated, and we are facing a similar increase in our insurance costs. Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure or maintain a high deductible for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as associate health insurance. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses, incurred but not reported claims and other uncertainties can cause unfavorable differences between actual claim costs and our reserve estimates. We plan to reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

We maintain insurance with licensed insurance carriers above the amounts which we retain. Although we believe our aggregate insurance limits should be sufficient to cover reasonably expected claims, the amount of one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our coverage, we would be required to bear the excess, in addition to our other self-insured/retained amounts. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention or deductible when our policies are renewed or replaced. Our operating results and financial condition could be materially and adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceed our estimates, (ii) there is one or more claims in excess of our coverage limits, (iii) our insurance carriers refuse to pay our insurance claims or (iv) we experience a claim for which coverage is not provided.

Risks Factors Relating to Our Technology Solutions

Our ability to execute our strategy with respect to our technology segment, depends to a large extent on the outcome of the litigation related to protection of our intellectual property rights.

As previously disclosed, in April 2021, a federal jury found in our favor on three claims and awarded us damages in the amount of $115 million in the lawsuit against Walmart Inc. Specifically, the jury found that Walmart misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. We had filed the complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division, in August 2018. The complaint included claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 27, 2021, we filed with the United States District Court for the Eastern District of Arkansas, Central Division a motion for attorneys’ fees in the amount of $46 million or alternatively, $13,537,000, pre-judgment interest in the amount of $16,701,000 and 0.06% post-judgment interest, accruing from April 13, 2021.

Additionally, we expect to file an appeal arguing among other things, that we should have an opportunity to prove the full extent of our damages. We expect that Walmart will appeal the jury verdict and any award of attorneys’ fees. Intellectual property and similar litigation is subject to uncertainty. There is no assurance that we will be successful in our efforts related to this lawsuit or if we are, which amounts we will be able to recover.

If we are unable to develop and generate additional demand for our technology services or products, we will likely suffer serious harm to our business.

We have invested significant resources in developing and marketing our technology services and products. Some of our services and products are often considered complex and involve a new approach to the conduct of business by our customers. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our services and products in order to generate additional demand. The market for our services and products may weaken, competitors may develop superior offerings, or we may fail to develop acceptable solutions to address new market conditions. Any one of these events could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Additionally, some of our services and products are designed for corporate customers, which will require us to recruit a sales force that understands the needs of these customers, engage in extensive negotiations and provide support to complete sales. If we do not successfully market our services and products to these targeted customers, our operating results will be below our expectations and the expectations of investors and market analysts, which would likely cause the price of our Common Stock to decline.

Patents, trademarks, copyrights and licenses are important to our technology business, and the inability to defend, obtain or renew such intellectual property could adversely affect the Company’s operating results.

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

If we fail to protect our proprietary information and prevent third parties from making unauthorized use of our products and technology, our financial results could be harmed.

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

Third parties claiming that we infringe on their proprietary rights could cause us to incur significant legal expenses and prevent us from selling our products and services.

From time to time, third parties may claim that we have infringed on their intellectual property rights, including claims regarding patents, copyrights, and trademarks. Because of constant technological change in the markets in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible that the number of these claims may grow. In addition, former employers of our former, current, or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of these former employers. Any such claim, with or without merit, could result in costly litigation and distract management from day-to-day operations. If we are not successful in defending such claims, we could be required to stop selling, delay shipments of, or redesign our products, pay significant amounts as monetary damages, enter into royalty or licensing arrangements, or satisfy indemnification obligations that we have with some of our customers. Royalty or licensing arrangements that we may seek in such circumstances may not be available to us on commercially reasonable terms or at all. We may incur significant expenditures to investigate, defend and settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

We rely on third-party manufacturers for the final assembly of certain of our product related to our technology offerings. If these third-party manufacturers were to become unavailable, we may not be able to replace them on economical terms or at all, and our business would be harmed.

A failure by such manufacturers to provide manufacturing services to us, or any disruption in such manufacturing services, may adversely affect our business. We may incur increased business disruption risk due to the dependence on these third-party manufacturers, as we are not able to exercise direct control over the assembly or related operations of certain of our products. If these third-party manufacturers experience financial difficulties or fail to meet our manufacturing needs, then we may be unable to satisfy customer product demands, lose sales, and be unable to maintain customer relationships. Longer production lead times may result in shortages of certain products and inadequate inventories during periods of unanticipated higher demand. Without such third parties continuing to manufacture our products, we may have no other means of final assembly of certain of our products until we are able to secure the manufacturing capability at another facility or develop an alternative manufacturing facility. This transition could be costly and time consuming.

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

The inability to obtain certain components could adversely impact the Company’s ability to deliver on its contractual commitments which could negatively impact our results of operations and cash flows.

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

General Risks

Our future success depends on our ability to retain and attract high-quality personnel, and the efforts, abilities and continued service of our senior management.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management team and other key personnel, including service center managers. The loss of the services of our executive officers or other key employees and inadequate succession planning could cause substantial disruption to our business operations, deplete our institutional knowledge base and erode our competitive advantage, which would adversely affect our business. Competition for qualified personnel possessing the skills necessary to implement our strategy is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully. We do not have “key person” life insurance policies covering any of our executive officers, other than Peter Mehring, the president of Zest Labs.

Our success will depend to a significant degree upon the continued efforts of our key management, engineering and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Randy May, our Chief Executive Officer, William Hoagland, our Chief Financial Officer, Jay Puchir, our Treasurer and CEO and President of Banner Midstream Corp., Peter Mehring, President of Zest Labs, and Julia Olguin, the Chief Executive Officer of White River. If any members of our management team leave our employment, our business could suffer, and the share price of our Common Stock could decline.

If we cannot manage our growth effectively, our results of operations would be materially and adversely affected.

We have recently experienced significant growth commencing with and following the Banner Acquisition. Our business model relies on our rapidly growing our oil and gas drilling and transportation businesses. Businesses that grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing additional executive and key personnel capable of providing the necessary support. There can be no assurance that our management, along with our staff, will be able to effectively manage our growth. Our failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Sarbanes-Oxley Act which requires, among other things, that public companies maintain effective disclosure controls and procedures and internal control over financial reporting.

Although our management concluded that our disclosure controls and procedures were effective as of March 31, 2021, any failure to maintain effective controls or any difficulties encountered in their implementation or improvement in the future could cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could result in loss of investor confidence and could have an adverse effect on our stock price.

Failure of information technology systems or data security breaches, including as the result of cyber security attacks, affecting us, our business associates, or our industry, may adversely affect our financial condition and operating results.

We depend on information technology systems and services in conducting our business. We and others in the industries in which we operate use these technologies for internal purposes, including data storage and processing, transmissions, as well as in our interactions with our business associates. Examples of these digital technologies include analytics, automation, and cloud services. If any of our financial, operational, or other data processing systems are compromised, fail or have other significant shortcomings, it could disrupt our business, require us to incur substantial additional expenses, result in potential liability or reputational damage or otherwise have a material adverse effect on our financial condition and operating results.

For example, the operator of the Colonial Pipeline was forced to pay $4.4 million in ransom to hackers as the result of a cyberattack disabling the pipeline for several days in May 2021. The attack also resulted in gasoline price increases and shortages across the East Coast of the United States. As we depend on the availability and price of gasoline in our transportation business, any significant increase in the price and/or shortage of gasoline would have a material adverse effect on our business and operating results.

Because our Common Stock trades on the OTCQB, we are subject to the unwillingness of most institutional investors to purchase our Common Stock as well as the general limited liquidity of that trading market.

Our Common Stock is currently traded on the OTCQB, which is not a national securities exchange. Most institutional investors will only purchase securities which trade on one of the markets operated by the Nasdaq Stock Market or the New York Stock Exchange. As a result, the OTCQB is generally less liquid than the leading stock exchanges. While the market for our Common Stock has been relatively active, we believe our failure to be listed on a leading national securities exchange has reduced our liquidity. We cannot assure you that our recent liquidity will be maintained or that investors will not encounter difficulties in selling their Common Stock in the future at present levels or if the absence of sufficient liquidity will harm our stockholders in the future.

Future sales of our Common Stock in the public market could lower the price of our Common Stock and impair our ability to raise funds in future securities offerings.

Of 22,820,573 shares of Common Stock outstanding as of June 15, 2021, approximately 17,832,456 shares are held by investors who are not our affiliates or holders of restricted stock. All of these shares of unrestricted stock are freely tradeable. The remaining shares may be sold subject to the volume limits of Rule 144 which limits sales by any affiliate to 1% of outstanding shares in any three-month period. Future sales of a substantial number of shares of our Common Stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our Common Stock and could make it more difficult for us to raise funds in the future through an offering of our securities.

The price of our Common Stock is subject to volatility, including for reasons unrelated to our operating performance, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to a number of factors, some of which may be outside our control, including but not limited to, the following factors:

●	any announcements relating to our pending Walmart litigation;

●	actual or anticipated variations in our operating results;

●	Developments relating to the Walmart litigation;

●	changes in market valuations of companies in the oil and gas industry;

●	announcements of developments by us or our competitors;

●	future oil prices;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, significant contracts, or other material developments that may affect our prospects;

●	the continuation of the COVID-19 pandemic and shutdowns in the Territory;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	sales of our Common Stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

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

Future changes in the fair value of outstanding warrants could result in volatility of our reported results of operations.

Because of the derivative liability caused by our outstanding warrants, the increase or decrease in our Common Stock price each quarter (measured from the first day to the last day) is either a non-cash expense or income. If the price rises as it did in the fiscal quarter ended March 31, 2021, we are required to report the expense, which increases our actual operating loss. Contrarily a price decrease in a given quarter will cause us to report income. This could cause our reporting results to fluctuate otherwise as the result of our performance, which would increase volatility in our stock price.

We have recently experienced fluctuations in the market price of our Common Stock and if it again becomes subject to the “penny stock” rules, brokers will not generally solicit the purchase of our Common Stock, which would adversely affect the liquidity and market price of our Common Stock.

We have recently experienced wide fluctuations in the price of our Common Stock. For example, our stock price decreased from approximately $12.00 per share in early April 2021 to approximately $3.25 in mid-May 2021, resulting in our Common Stock to be considered a “penny stock” under SEC rules. The SEC has adopted regulations which generally define “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Such exceptions include among others any equity security listed on a national securities exchange and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000 for the last three years. Although the market price of our Common Stock on OTCQB was $6.25 per share as of June 28, 2021, there is no assurance that our stock price will rise or stay above $5.00 per share. The “penny stock” designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce its liquidity.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors, or otherwise make it difficult, to purchase and sell “penny stocks.” The “penny stock” designation may have a depressive effect upon our Common Stock price.

Because we can issue “blank check” preferred stock without stockholder approval, it could adversely impact the rights of holders of our Common Stock.

Under our Articles of Incorporation our Board of Directors may approve an issuance of up to 5,000,000 shares of “blank check” preferred stock without seeking stockholder approval. Any additional shares of preferred stock that we issue in the future may rank ahead of our Common Stock in terms of dividend or liquidation rights and may have greater voting rights than our Common Stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of Common Stock, which could dilute the value of Common Stock to current stockholders and could adversely affect the market price of our Common Stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

The approval of the application to list our Common Stock on the Nasdaq Capital Market was significantly delayed due to factors outside our control; because our stock price is below the required minimum bid price of $4, our listing application may not be approved in the near future or at all, which would have a material adverse effect on our stock price and liquidity.

Last year we applied to list our Common Stock on The Nasdaq Capital Market (“Nasdaq”). In December 2020 we effected a one-for-five reverse split of the Company’s issued and outstanding Common Stock and conducted a registered offering of Common Stock and warrants, in each case to meet the Nasdaq quantitative initial listing requirements. Following the reverse split and the December 2020 capital raise we believe we continued to meet the Nasdaq initial listing standards until a decrease in our stock price mid-April 2021. As of the date of this Form 10-K our listing application remained pending.

At the time we effected the reverse stock split, we did not know that the approval of our listing application was being delayed by Nasdaq pending an inquiry by FINRA involving potential manipulation of our Common Stock. Since we never engaged in any investor relations activities, we always assumed any alleged manipulation did not involve Ecoark or its management. Nasdaq recently advised us that the FINRA inquiry will no longer prevent it from approving our listing application once we satisfy the $4 minimum bid price requirement.

Even if we meet the $4 bid price requirement, there is no assurance that our listing application will be approved in the near future or at all. We have no intention at this time to effect another reverse stock split. If our listing application is not approved, our Common Stock will continue to trade on the OTCQB, which would affect the liquidity and price of our Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. It currently leases office space in San Antonio, Texas. The current property lease is considered adequate for operations and this lease runs through November 2023. In addition a subsidiary leases space in Kilgore, Texas for a term of 42 months through September 30, 2022.

As of March 31, 2021, our acreage is comprised of approximately 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi. We acquired certain oil and gas properties as part of the Banner Midstream acquisition on March 27, 2020, and during the fiscal year ended March 31, 2021 continued to focus on expanding our exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases.

The Company had an analysis completed by an independent petroleum consulting company in March 2021 to complete the acquisition analysis within the required one-year period. The analysis required an asset allocation of the oil and gas reserves from the acquisitions noted above and also required the Company to impair certain reserves acquired.

Oil and Natural Gas Reserves

As of March 31, 2021 and 2020, all of our proved oil and natural gas reserves were located in the United States, in the States of Texas, Mississippi and Louisiana. The Company did not have any proved oil and natural gas reserves prior to the acquisition of Banner Midstream on March 27, 2020.

The following tables set forth summary information with respect to our proved reserves as of March 31, 2021 and 2020. For additional information see Supplemental Information “Oil and Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Proved reserves as of March 31, 2021 (Numbers in thousands, except per barrel):

Reserve Category	Crude Oil (Mbbl)	Natural Gas (MMcf)	Total Proved (BOE)(1)
Proved Reserves
Developed	463	-	463
Developed Non-Producing	-	-	-
Undeveloped	-	-	-

Total Proved Reserves	463	-	463

Estimated Future Net Cash Flows(2)			$10,570
10% annual discount for estimated timing of cash flows			(3,347)

Standardized Measure of Discounted Future Net Cash Flows – (PV10)(3)			$7,223

(1)	BOE (barrels of oil equivalent) is calculated by a ratio of 6 MCF to 1 BBL of oil
(2)	Prices used for net cash flow are based on the 12 month average of the wti cushing price reference. an average benchmark of $40.01/bbl and average realized price of $38.54/bbl were analyzed with the realized price ultimately used in the cash flow analysis.
(3)	PV10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves discounted at 10%. pv-10 of our total year-end proved reserves is considered a non-us gaap financial measure as defined by the sec. we believe that presentation of the pv-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves. we further believe investors and creditors use our pv-10 as a basis for comparison of the relative size and value of our reserves to other companies.

Proved reserves as of March 31, 2020 (Numbers in thousands, except per barrel):

Reserve Category	Crude Oil (Mbbl)	Natural Gas (MMcf)	Total Proved (BOE)(1)
Proved Reserves
Developed	17	-	17
Developed Non-Producing	-	-	-
Undeveloped	-	-	-

Total Proved Reserves	17	-	17

Estimated Future Net Cash Flows(2)			$(128)
10% annual discount for estimated timing of cash flows			40

Standardized Measure of Discounted Future Net Cash Flows – (PV10)(3)			$(88)

(1)	BOE (barrels of oil equivalent) is calculated by a ratio of 6 MCF to 1 BBL of oil
(2)	Prices used for net cash flow are based on the 12 month average of the wti cushing price reference. an average benchmark of $55.77/bbl and average realized price of $45.91/bbl were analyzed with the realized price ultimately used in the cash flow analysis.
(3)	PV10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves discounted at 10%. pv-10 of our total year-end proved reserves is considered a non-us gaap financial measure as defined by the sec. we believe that presentation of the pv-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves. we further believe investors and creditors use our pv-10 as a basis for comparison of the relative size and value of our reserves to other companies.

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the reserve derived from the sale of such production, average sales price received and average production costs for the year ended March 31, 2021 and during the 4 day period after the Banner Midstream acquisition between March 28, 2020 and the fiscal year-end on March 31, 2020. Numbers in thousands except average barrel or production sales and costs.

	Units of Measure	March 31, 2021
Production
Oil	Barrels	463
Natural Gas	Mcf	-
BOE		463

Sales
Oil	Barrels	$16,657
Natural Gas	Mcf	$-

Average Sales Price
Oil	Barrels	$38.54
Natural Gas	Mcf	$-

Production – Lease Operating Expenses		$6,089

Average Cost of Production per BOE		$13.15

	Units of Measure	March 31, 2020
Production
Oil	Barrels	-
Natural Gas	Mcf	-
BOE		-

Sales
Oil	Barrels	$-
Natural Gas	Mcf	$-

Average Sales Price
Oil	Barrels	$-
Natural Gas	Mcf	$-

Production – Lease Operating Expenses		$-

Average Cost of Production per BOE		$-

Drilling and other exploratory activities:

During the year ended March 31, 2021, the Company undertook a drilling program and pre-funded approximately $5,800,000 of the cost, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation of which $3,387,000 has been expensed as drilling costs. For the year ended March 31, 2020, the Company acquired Banner Midstream and all activities and properties owned by them at the time of acquisition. Other than some minor drilling in that four-day period of time that the Company owned Banner Midstream, no material activities occurred.

Present activities:

The Company is assessing all of its properties at the present time to determine any future drilling activities to commence.

Delivery commitments:

The Company is not currently committed to provide a fixed and determinable quantity of oil and gas in the near future under existing contracts or agreements.

Productive Wells

The following table sets forth the number of wells in our inventory, in which we maintained an operated ownership interest as of March 31, 2021.

Well Category:	Oil	Gas

Active Producer	29	-
Inactive Producer	63	11
Shut-In	2	1
Plugged & Abandoned	1	-
Active Salt Water Disposal (SWD)	19	-
Inactive SWD	2	-

	116	12

The following table sets forth the number of wells in our inventory, in which we maintained ownership interests as of March 31, 2020.

Well Category:	Oil	Gas

Active Producer	9	-
Inactive Producer	41	-
Shut-In	3	1
Plugged & Abandoned	1	-
Active Salt Water Disposal (SWD)	1	-
Inactive SWD	-	-

	55	1

Item 3. Legal Proceedings

We are presently involved in the following legal proceedings in Arkansas and Florida. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●	On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. On April 27, 2021, we filed with the United States District Court for the Eastern District of Arkansas, Central Division a motion for attorneys’ fees in the amount of $46,000,000 or alternatively, $13,536,803, pre-judgment interest in the amount of $16,700,548 and 0.06% post-judgment interest, accruing from April 13, 2021.

●	On December 12, 2018, a complaint was filed against the Company in the Twelfth Judicial Circuit in Sarasota County, Florida by certain investors who invested in the Company before it was public. The complaint alleges that the investment advisors who solicited the investors to invest into the Company made omissions and misrepresentations concerning the Company and the shares. The Company filed a motion to dismiss the complaint which is pending.

In the opinion of management, there are no other legal matters involving us that would have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted OTC Markets’ OTCQB tier under the symbol “ZEST”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of the date of this filing, we had approximately 169 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Philadelphia Stock Transfer, located at 2320 Haverford Road, Suite 230, Ardmore, Pennsylvania 19003.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year ended March 31, 2021 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data [RESERVED]

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

Dollar amounts and numbers of shares that follow in this Item 7 are presented in thousands, except per share amounts.

OVERVIEW

Ecoark Holdings is a diversified holding company, incorporated in the state of Nevada on November 19, 2007. Through Ecoark Holdings wholly owned subsidiaries, the Company has operations in three areas: (i) oil and gas, including exploration, production and drilling operations on over 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi and transportation services, (ii) post-harvest shelf-life and freshness food management technology, and (iii) financial services including investing in a select number of early stage startups. The Company’s subsidiaries include Banner Midstream, White River, Shamrock, Pinnacle Frac, Capstone, Zest Labs and Trend Holdings.

Through Pinnacle Frac the Company provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors. These two operating subsidiaries of Banner Midstream are revenue producing entities.

Through White River and Shamrock, we are engaged in oil and gas exploration, production, and drilling operations on over 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi.

While the Company’s consolidated financial information for the fiscal ended March 31, 2021 reflects the operating results of Banner Midstream which currently comprises the Company’s exploration and production and transportation business, Banner Midstream’s operating results are not included in the Company’s consolidated financial information for the fiscal ended March 31, 2020. The operating results of Trend Holdings are included in the Company’s consolidated financial information beginning May 31, 2019.

Fiscal Year 2021 Highlights

During the fiscal year ended March 31, 2021, the Company focused its efforts to a considerable extent on expanding its exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases.

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

Pursuant to the Participation Agreement, the Company and White River SPV have agreed, among other things, to pre-fund a majority of the cost, approximately $5,800, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation of which $3,387 has been expensed as drilling costs. The Participation Agreement requires the estimated amount of the drilling costs that were paid into a designated escrow account by the commencement of drilling in January 2021. BlackBrush has agreed to assign to the other parties to the Participation Agreement, subject to certain exceptions and limitations specified therein, specified portions of its leasehold working interest in certain Austin Chalk formation units. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among the assignor, BlackBrush and the Company and then a re-allocation upon payout or payment of drilling and completion costs for each well drilled. Prior to payout, the Company will own 90% of the working interest and 67.5% of the net revenue interest in each well. Following payout, the Company will own 70% of working interest and 52.5% net revenue interest in each well.

The Parties to the Participation Agreement, except for the Company, had previously entered into a Joint Operating Agreement, dated September 4, 2020 (the “Operating Agreement”) establishing an area of mutual interest, including the Austin Chalk formation, and governing the parties’ rights and obligations with respect to drilling, completion and operation of wells therein. The Participation Agreement and the Operating Agreement require, among other things, that White River SPV and the Company drill and complete at least one horizontal Austin Chalk well with a certain minimum lateral each calendar year and/or maintain leasehold by paying its proportionate share of any rental payments.

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

In February and March 2021, the Company acquired additional leases for $916 under the Blackbrush/Deshotel lease related to the Participation Agreement.

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

Ratification of Authorized Capital Increase

At the special meeting held on December 29, 2020, the stockholders of the Company ratified the previously approved increase of the number of shares of common stock the Company is authorized to issue from 30,000 shares to 40,000 shares.

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

Our principal executive offices are located at 303 Pearl Parkway, Suite 200, San Antonio, TX 78215, and our telephone number is (800) 762-7293. Our website address is http://ecoarkusa.com/. Our website and the information contained on, or that can be accessed through, our website is not deemed to be incorporated by reference in and are not considered part of this report.

Impact of COVID-19

The COVID-19 pandemic has had a profound effect on the U.S. and global economy and may continue to affect the economy and the industries in which we operate, depending on the vaccine rollouts and the emergence of virus mutations.

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets included in this Form 10-K. However, it did have a material impact on our management’s ability to operate effectively. The impact included the difficulties of working remotely from home including slow Internet connection, the inability of our accounting and financial officers to collaborate as effectively as they would otherwise have in an office environment and issues arising from mandatory state quarantines.

While it is not possible at this time to estimate with sufficient certainty the continued impact that COVID-19 could have on the Company’s business, future outbreaks and the measures taken by federal, state, local and foreign governments could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have also had and may continue to have an adverse impact on global and domestic economic conditions, including reducing the demand for oil, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small business are eligible for a loan to fund payroll expenses, rent and related costs. We had received funding under the PPP, and a majority of that as indicated in our Consolidated Statement of Operations has been forgiven.

Critical Accounting Policies, Estimates and Assumptions

The critical accounting policies listed below are those the Company deems most important to their operations.

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

Inventories

Crude oil, products and merchandise inventories are carried at the lower of cost (last-in-first-out (LIFO)) or net realizable value. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location.

Accounting for Asset Retirement Obligation

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. The Company determined its ARO by calculating the present value of the estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties or to exploration costs.

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

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software as a service (“SaaS”) contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty-day payment terms from when the Company satisfies the performance obligation in the contract. The Company did not have material revenue from software license agreements in the years ended March 31, 2021 and 2020, respectively.

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

In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: i) for a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

RESULTS OF OPERATIONS

Fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020

As the Company acquired Trend Holdings and Banner Midstream during the year ended March 31, 2020 the latter of which was acquired on March 27, 2020, many of the variances between operating revenues and operating expenditures are the result of these acquisitions and the periods are not comparable.

Revenues

Revenues for the year ended March 31, 2021 were $15,563 as compared to $581 for the year ended March 31, 2020, an increase of $14,982. The increase was primarily due to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020. Revenues were comprised of $478 and $175 in the financial segment; $0 and $173 in the technology segment; and $15,085 and $233 in the commodity segment for the years ended March 31, 2021 and 2020, respectively.

Cost of Revenues and Gross Profit

Cost of revenues for the year ended March 31, 2021 was $14,727 as compared to $259 for the year ended March 31, 2020, an increase of $14,468. The increase was primarily due to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020. Cost of Revenues was comprised of $0 and $0 in the financial segment; $0 and $165 in the technology segment; and $14,727 and $94 in the commodity segment for the years ended March 31, 2021 and 2020, respectively. Gross margins decreased from 45% for the year ended March 31, 2020 to 5% for the year ended March 31, 2021 due to costs involved with executing the projects and changes in inventory of crude oil.

Operating Expenses

Operating expenses for the year ended March 31, 2021 were $19,437 as compared to $10,129 for the year ended March 31, 2020, an increase of $9,308. Operating expenses were comprised of $476 and $729 in the financial segment; $3,415 and $9,330 in the technology segment; and $15,546 and $70 in the commodity segment for the years ended March 31, 2021 and 2020, respectively. The $9,308 increase was due principally to the expenses, including wages and consulting fees, related to the addition of the oil and gas operations as the result of the Banner Midstream acquisition on March 27, 2020 and the depreciation, depletion, amortization and accretion for Banner Midstream in 2021 and 2020, partially offset by the reduction in the Zest Labs selling expenses.

Selling, General and Administrative

Selling, general and administrative expenses for the year ended March 31, 2021 were $8,405 compared with $1,370 for the year ended March 31, 2020. Cost reduction initiatives were focused on salary related and professional fees for the technology segment offset by the costs incurred for Banner Midstream as this was acquired in March 2020.

Depreciation, Amortization, Depletion and Accretion

Depreciation, amortization, depletion and accretion expenses for the year ended March 31, 2021 were $1,902 compared to $286 for the year ended March 31, 2020. Depreciation, amortization, depletion and accretion expenses were comprised of $0 and $0 in the financial segment; $250 and $282 in the technology segment; and $1,652 and $4 in the commodity segment for the years ended March 31, 2021 and 2020, respectively. The $1,616 increase resulted primarily from the acquisition of Banner Midstream and the depletion and accretion is the result of the oil and gas properties maintained by Banner Midstream. The technology and financing segment do not have depletion or accretion.

Research and Development

Research and development expense decreased 64% to $883 in the year ended March 31, 2021 compared with $2,472 in the year ended March 31, 2020. The $1,589 reduction in costs related primarily to the maturing of development of the Zest Labs freshness solutions.

Other Income (Expense)

Change in fair value of derivative liabilities for the year ended March 31, 2021 was a non-cash loss of ($18,518) as compared to a non-cash loss of ($369) for the year ended March 31, 2020. The $18,149 decrease was a result of the fluctuation in the stock price in the year ended March 31, 2021 compared to the year ended March 31, 2020. In addition, there was a non-cash gain in the year ended March 31, 2021 from the extinguishment of the derivative liabilities that when converted to shares of common stock of $21,084 compared to ($2,099) in the prior year. In the year ended March 31, 2021, there was a non-cash loss on the conversion of debt and other liabilities to shares of common stock of $3,969, a gain on forgiveness of debt of PPP loans of $1,850 and a loss on the sale of fixed assets and abandonment of oil and gas properties of $105 and $109, respectively.

Interest expense, net of interest income, for the year ended March 31, 2021 was $2,520 as compared to $422 for the year ended March 31, 2020. The increase was the result of the interest incurred on the debt assumed in the Banner Midstream acquisition as well as the value related to the granting of warrants for interest of $2,042 and the amortization of debt discount of $149.

Net Loss

Net loss from continuing operations for the year ended March 31, 2021 was $20,888 as compared to $12,137 for the year ended March 31, 2020. The $8,751 increase in net loss was primarily due to the non-cash changes in the fair value of the derivative liability and the non-cash losses incurred on the conversion of debt to equity, offset by the non-cash gain on the exchange of warrants for common stock and forgiveness of debt of the PPP loans described herein. The net income (loss) was comprised of ($15) and ($554) in the financial segment; ($3,502) and ($11,637) in the technology segment; and net loss of ($17,371) and $52 in the commodity segment for the year ended March 31, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Net cash used in operating activities was ($12,639) for the year ended March 31, 2021, as compared to net cash used in operating activities of ($5,490) for the year ended March 31, 2020. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation and the change in the fair value of the derivative liability and net losses incurred in the conversion of debt and liabilities to shares of common stock as well as losses on the sale of fixed assets and abandonment of oil and gas properties.

Net cash used in investing activities was ($6,358) for the year ended March 31, 2021, as compared to ($775) net cash used in investing activities for the year ended March 31, 2020. Net cash used in investing activities in 2021 related to the advancement of a note receivable of $275, and the net purchases of fixed assets and oil and gas properties including drilling costs of $2,697.

Net cash provided by financing activities for the year ended March 31, 2021 was $19,907 that included $24,287 (net of fees) raised via issuance of common stock in a direct registered offering, stock for the exercise of warrants and stock options, offset by proceeds and repayments of long-term debt and notes payable including related parties of $4,380. This compared with the year ended March 31, 2020 amounts of $6,427 provided by financing that included $1,137 provided through the credit facility, $2,000 from the exercise of warrants, $2,980 from proceeds received from the sale of preferred stock and $403 from proceeds from advances from related parties.

To date we have financed our operations through sales of common stock and the issuance of debt.

In addition to these transactions, the Company in the period from April 1, 2020 through March 31, 2021, entered into the following transactions:

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

At March 31, 2021 we had cash (including restricted cash) of $1,316, and $1,194 as of June 22, 2021. We had a working capital deficit of $11,845 and $16,689 as of March 31, 2021 and 2020, respectively. The decrease in the working capital deficit is the result of the non-cash change in the fair value of the derivative liabilities offset by the repayment and conversion of debt and liabilities to shares of common stock. These liabilities were assumed in the Banner Midstream acquisition in March 2020. The Company believes it has adequate capital resources to meet its cash requirements during the next 12 months.

The Company raised approximately $16,119 in warrant exercises in the year ended March 31, 2021 as well as $8,001 in a registered direct offering. We expect that the revenue generating operations of Banner Midstream will continue to improve the liquidity of the Company moving forward. However, going forward, the effect of the pandemic on the capital markets may limit our ability to raise additional capital on the terms acceptable to us at the time we need it, if at all. As disclosed in the consolidated financial statements, COVID-19 has had an impact on our management’s ability to operate effectively. The challenges related to remote work and travel restrictions that we as a smaller company have faced in striving to meet our disclosure obligations in a timely manner while taking the steps to protect the health and safety of our employees have impacted, and may continue to further impact, our ability to raise additional capital.

The Company pre-funded a majority of the cost, approximately $5,800, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation of which $3,387 was expensed as drilling costs as part of their Participation Agreement with Blackbrush Oil & Gas, L.P. The Company paid the amount of the drilling costs into a designated escrow account which occurred in January 2021.

On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages. See “Part I. Item 3. Legal Proceedings” for further information. However, due to expected appeals, the Company does not expect to receive the proceeds until approximately 2025.

Off-Balance Sheet Arrangements

As of March 31, 2021 and 2020, we had no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

REPORT OF INDEPENDENT REGISTERED PUCLIC ACCOUNTING FIRM

805 Third Avenue New York, NY 10022 Tel. 212.838.5100 Fax 212.838.2676 www.rbsmllp.com

To the Audit Committee and Board of Directors

Ecoark Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ecoark Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

New York, New York

June 29, 2021

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 AND 2020

(in thousands, except per share data)

	MARCH 31,	MARCH 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash ($85 and $85 pledged as collateral for credit as of March 31, 2021 and 2020, respectively and $250 and $50 restricted as of March 31, 2021 and 2020, respectively)	$1,316	$406
Accounts receivable, net of allowance of $709 and $500 as of March 31, 2021 and 2020, respectively	1,136	172
Note receivable, net of allowance of $0 and $25 as of March 31, 2021 and 2020, respectively	-	-
Inventories - Crude Oil	122	-
Prepaid expenses and other current assets	1,995	676

Total current assets	4,569	1,254

NON-CURRENT ASSETS:
Property and equipment, net	3,695	3,965
Intangible assets, net	2,065	2,350
Oil and gas properties, full cost-method	12,352	6,135
Capitalized drilling costs, net of depletion	2,567	-
Goodwill	10,225	10,225
Right of use assets - financing leases	445	589
Right of use assets - operating leases	479	142
Non-current assets of discontinued operations	194	249
Other assets	-	7

Total non-current assets	32,022	23,662

TOTAL ASSETS	$36,591	$24,916

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$3,614	$751
Accrued liabilities	3,591	3,036
Due to prior owners	-	2,358
Warrant derivative liabilities	7,213	2,775
Current portion of long-term debt	1,056	6,401
Note payable - related parties	578	2,172
Current portion of lease liability - financing leases	141	137
Current portion of lease liability - operating leases	212	85
Current liabilities of discontinued operations	9	228

Total current liabilities	16,414	17,943

NON-CURRENT LIABILITIES
Lease liability - financing leases, net of current portion	295	436
Lease liability - operating leases, net of current portion	309	74
Long-term debt, net of current portion	1,012	421
Asset retirement obligations	1,532	295

Total non-current liabilities	3,148	1,226

Total Liabilities	19,562	19,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT) (Numbers of shares rounded to thousands)
Preferred stock, $0.001 par value; 5,000 shares authorized; none and 1 (Series C) issued and outstanding as of March 31, 2021 and 2020, respectively	-	-
Common stock, $0.001 par value, 30,000 shares authorized, 22,705 shares issued and 22,589 shares outstanding as of March 31, 2021, and 40,000 shares authorized, 17,175 shares issued and 17,058 shares outstanding as of March 31, 2020	23	17
Additional paid in capital	167,588	135,424
Accumulated deficit	(148,911)	(128,023)
Treasury stock, at cost	(1,671)	(1,671)

Total stockholders' equity	17,029	5,747

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,591	$24,916

See notes to consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(in thousands, except per share data)

	YEARS ENDED
	MARCH 31,
	2021	2020
CONTINUING OPERATIONS:

REVENUES	$15,563	$581
COST OF REVENUES	14,727	259
GROSS PROFIT	836	322

OPERATING EXPENSES
Salaries and salary related costs	6,836	3,668
Professional fees and consulting	1,411	2,333
Other selling, general and administrative costs	8,405	1,370
Depreciation, amortization, depletion, and accretion	1,902	286
Research and development	883	2,472

Total operating expenses	19,437	10,129

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(18,601)	(9,807)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	(18,518)	(369)
Gain (loss) on exchange of warrants for common stock	21,084	(2,099)
Gain (loss) on conversion of long-term debt and accrued expenses	(3,969)	541
Forgiveness of debt	1,850	-
Gain (loss) on disposal of fixed assets	(105)	17
Loss on abandonment of oil and gas property	(83)	-
Interest expense, net of interest income	(2,546)	(422)
Total other income (expense)	(2,287)	(2,332)

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(20,888)	(12,139)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-
Gain on disposal of discontinued operations	-	2
Total discontinued operations	-	2

LOSS FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(20,888)	(12,137)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET LOSS	$(20,888)	$(12,137)

NET LOSS PER SHARE - BASIC AND DILUTED	$(1.02)	$(0.95)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	20,551	12,811

See notes to consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Dollar amounts and number of shares in thousands)

					Additional
	Preferred		Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance - March 31, 2019	-	$-	10,516	$11	$113,352	$(115,886)	$(1,671)	$(4,194)

Shares issued in acquisition of Trend Holdings	-	-	1,100	1	3,235	-	-	3,236
Shares issued in the exercise of warrants, net of adjustments to derivative liabilities	-	-	1,303	1	5,478	-	-	5,479
Shares issued in exercise of warrants for cash	-	-	784	-	2,000	-	-	2,000
Shares issued for services rendered	-	-	160	-	717	-	-	717
Shares issued in conversion of debt and accrued interest	-	-	771	1	2,274	-	-	2,275
Shares issued in acquisition of Banner Midstream	-	-	1,789	2	4,864	-	-	4,866
Shares issued for cash (Series B), net of expenses and adjustments to derivative liabilities	2	-	-	-	406	-	-	406
Shares issued for cash (Series C), net of expenses and adjustments to derivative liabilities	1	-	-	-	-	-	-	-
Conversion of preferred shares (Series B) to common shares	(2)	-	752	1	(1)	-	-	-
Share-based compensation	-	-	-	-	3,099	-	-	3,099

Net loss for the year	-	-	-	-	-	(12,137)	-	(12,137)

Balance - March 31, 2020	1	-	17,175	17	135,424	(128,023)	(1,671)	5,747

Shares issued in exercise of warrants for cash	-	-	3,172	3	16,116	-	-	16,119
Shares issued in conversion of debt and accrued interest	-	-	716	1	6,576	-	-	6,577
Shares issued in conversion of accounts payable and accrued expenses	-	-	93	-	676	-	-	676
Shares issued in the exercise of stock options	-	-	149	-	502	-	-	502
Shares issued for services rendered	-	-	30	-	485	-	-	485
Shares issued in acquisition of oil and gas properties and fixed assets (including $10 of ARO)	-	-	172	-	2,750	-	-	2,750
Shares issued for cash, net of expenses and adjustment to derivative liabilities (of $4,655)	-	-	889	1	3,010	-	-	3,011
Conversion of preferred shares (Series C) to common shares	(1)	-	308	1	(1)	-	-	-
Share adjustment - reverse split	-	-	1	-	-	-	-	-
Share-based compensation	-	-	-	-	2,050	-	-	2,050

Net loss for the year	-	-	-	-	-	(20,888)	-	(20,888)

Balance - March 31, 2021	-	$-	22,705	$23	$167,588	$(148,911)	$(1,671)	$17,029

The accompanying notes are an integral part of these consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(in thousands, except per share data)

	2021	2020
CASH FLOW FROM OPERATING ACTIVIITES
Net loss	$(20,888)	$(12,137)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization, depletion, and accretion	1,902	286
Share-based compensation	2,050	3,816
Forgiveness of debt	(1,850)	-
Bad debt, net of recovery	184	-
Change in fair value of derivative liabilities	18,518	369
(Gain) loss on exchange of warrants	(21,084)	2,099
Interest expense on warrant derivative liabilities	-	107
Common shares issued for services	485	-
Commitment fees on credit facility advances	-	38
(Gain) loss on sale of fixed assets	105	(17)
Loss on abandonment of oil and gas property	83	-
Warrants granted for interest expense	2,042	-
Warrants granted for commissions	307	-
(Gain) loss on conversion of debt and liabilities to common stock	3,969	(541)
Amortization of debt discount	149	-
Changes in assets and liabilities
Accounts receivable	(1,173)	475
Inventory	(122)	-
Prepaid expenses and other current assets	(990)	537
Amortization of right of use asset - financing leases	144	-
Amortization of right of use asset - operating leases	160	-
Other assets	(4)	21
Interest on lease liability - financing leases	(137)	-
Interest on lease liability - operating leases	(80)	-
Accounts payable	2,863	(838)
Deferred revenue	-	(23)
Accrued liabilities	947	329
Total adjustments	8,485	6,658
Net cash used in operating activities of continuing operations	(12,420)	(5,479)
Net cash used in discontinued operations	(219)	(11)
Net cash used in operating activities	(12,639)	(5,490)

CASH FLOWS FROM INVESTING ACTIVITES
Cash received in acquisition of Trend Holdings	-	3
Cash received in acquisition of Banner Midstream	-	205
Advance of note receivable	(275)	-
Purchases of oil and gas properties, net of asset retirement obligations	(3,188)	-
Drilling costs capitalized	(2,697)	-
Investment in Banner Midstream (pre-acquisition)	-	(1,000)
Proceeds from the sale of fixed assets	43	17
Purchase of fixed assets	(241)	-
Net cash used in investing activities	(6,358)	(775)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from exercise of warrants, net of fees	16,119	2,000
Proceeds from exercise of stock options	502	-
Proceeds from issuance of common stock, net of fees	7,666	-
Proceeds from notes payable - related parties	954	403
Repayments of notes payable - related parties	(1,973)	(75)
Proceeds from long-term debt	1,869	-
Repayment of long-term debt	(4,100)	(14)
Repayment to prior owners	(1,130)	(4)
Proceeds from issuance of preferred stock, net of fees	-	2,980
Proceeds from credit facility	-	1,137
Net cash provided by financing activities	19,907	6,427

NET INCREASE IN CASH AND RESTRICTED CASH	910	162

CASH AND RESTRICTED CASH - BEGINNING OF YEAR	406	244

CASH AND RESTRICTED CASH- END OF YEAR	$1,316	$406

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$769	$295
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Exchange of common stock for warrants	$-	$5,479
Issuance of shares for prepaid expenses	$-	$247
Preferred stock converted into common stock	$-	$4
Conversion of long-term debt and notes payable and accrued interest into common stock	$6,577	$2,275
Conversion of accounts payable and accrued liabilities into common stock	$676	$-
Shares issued for acquisition of oil and gas properties and fixed assets, net of asset retirement obligations of $10	$2,760	$-
Note receivable offset against oil and gas reserves in acquisition of Rabb	$304	$-
Trade in of vehicle for ROU asset	$55	$-
Lease liability recognized for ROU asset	$442	$-
Derivative liability recorded in issuance of common stock	$4,655	$-

Assets and liabilities acquired for Banner Midstream:

Accounts receivable	$-	$110
Oil and gas receivable	-	7
Prepaid expenses		578
Property and equipment		3,426
Right of use assets		731
Oil and gas properties	-	6,135
Customer relationships	-	2,100
Non-compete agreements	-	250
Goodwill	-	7,003
Assets of discontinued operations	-	249
Accounts payable	-	(268)
Accrued expenses	-	(1,721)
Due to prior owners	-	(2,362)
Accrued interest	-	(640)
Other current liabilities	-	(1)
Lease liability	-	(732)
Liabilities of discontinued operations	-	(228)
Asset retirement obligations	-	(295)
Notes payable - related parties	-	(1,844)
Long-term debt	-	(6,836)

Total net assets acquired	$-	$5,662

Assets and liabilities acquired for Trend Holdings:

Other receivables	$-	$10
Other assets	-	1
Goodwill	-	3,222

Total net assets acquired	$-	$3,233

See notes to consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dollar amounts and numbers of shares that follow in this report are presented in thousands, except per share amounts.

Ecoark Holdings Inc. (“Ecoark Holdings” or the “Company”) is a diversified holding company, incorporated in the state of Nevada on November 19, 2007. Through Ecoark Holdings wholly owned subsidiaries, the Company has operations in three areas: (i) oil and gas, including exploration, production and drilling operations on over 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi and transportation services, (ii) post-harvest shelf-life and freshness food management technology, and (iii) financial services including investments in a select number of early stage startups each year. Since the acquisition of Banner Midstream Corp. on March 27, 2020, which currently comprises the exploration, production and drilling operations, the Company has focused its efforts to a considerable extent on expanding its exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases. The Company’s subsidiaries consist of Ecoark, Inc. (“Ecoark”), a Delaware corporation which is the parent of Zest Labs, Inc. (“Zest Labs”), Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”).

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

Banner Midstream has four operating subsidiaries: Pinnacle Frac Transport LLC (“Pinnacle Frac”), Capstone Equipment Leasing LLC (“Capstone”), White River Holdings Corp. (“White River”), and Shamrock Upstream Energy LLC (“Shamrock”). Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors. These two operating subsidiaries of Banner Midstream are revenue producing entities. White River and Shamrock are engaged in oil and gas exploration, production, and drilling operations on over 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi.

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
MARCH 31, 2021

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

Pursuant to the Participation Agreement, the Company and White River SPV pre-funded a majority of the cost, approximately $5,800, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation of which $3,387 was expensed as drilling costs. The Participation Agreement required the drilling costs that were paid into a designated escrow account at the commencement of the drilling in January 2021, which it was. BlackBrush agreed to assign to the other parties to the Participation Agreement, subject to certain exceptions and limitations specified therein, specified portions of its leasehold working interest in certain Austin Chalk formation units. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among the assignor, BlackBrush and the Company and then a re-allocation upon payout or payment of drilling and completion costs for each well drilled. Prior to payout, the Company will own 90% of the working interest and 67.5% of the net revenue interest in each well. Following payout, the Company will own 70% of working interest and 52.5% net revenue interest in each well.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

The Parties to the Participation Agreement, except for the Company, had previously entered into a Joint Operating Agreement, dated September 4, 2020 (the “Operating Agreement”) establishing an area of mutual interest, including the Austin Chalk formation, and governing the parties’ rights and obligations with respect to drilling, completion and operation of wells therein. The Participation Agreement and the Operating Agreement require, among other things, that White River SPV and the Company drill and complete at least one horizontal Austin Chalk well with a certain minimum lateral each calendar year and/or maintain leasehold by paying its proportionate share of any rental payments.

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

In February and March 2021, the Company acquired additional leases for $916 under the Blackbrush/Deshotel lease related to the Participation Agreement.

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

On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. liable on three counts. The federal jury found that Walmart Inc. misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. The Company has filed post-trial motions to add an award for their attorneys’ fees as the prevailing party in the litigation.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

Principles of Consolidation

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

Reclassifications

The Company has reclassified certain amounts in the March 31, 2020 consolidated financial statements to be consistent with the March 31, 2021 presentation. Reclassifications relating to the discontinued operations are described in Note 2. The reclassifications had no impact on net loss or net cash flows for the years ended March 31, 2021 and 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

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

There was $869 and $0 in depreciation, depletion and amortization expense for the Company’s oil and gas properties for the years ended March 31, 2021 and 2020, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting period, to perform a test to determine the limit on the book value of our oil and gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, the excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to SAB 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of March 31, 2021 and there was no indication of impairment on the oil and gas properties.

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

Joint Interest Activities

Certain of our exploration, development and production activities are conducted jointly with other entities and, accordingly, the consolidated financial statements reflect only our proportionate interest in such activities.

Inventories

Crude oil, products and merchandise inventories are carried at the lower of cost (last-in-first-out (LIFO)) or net realizable value. Inventory costs include expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location.

Accounting for Asset Retirement Obligation

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. The Company determined its ARO by calculating the present value of the estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties or to exploration costs.

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
MARCH 31, 2021

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software as a service (“SaaS”) contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty-day payment terms from when the Company satisfies the performance obligation in the contract. The Company did not have material revenue from software license agreements in the years ended March 31, 2021 and 2020, respectively.

Revenue under master service agreements is recorded upon the performance obligation being satisfied. Typically, the satisfaction of the performance obligation occurs upon the frac sand load being delivered to the customer site and this load being successfully invoiced and accepted by the Company’s factoring agent.

The Company recognizes revenue under ASC 606 for their proportionate share of revenue when: (i) the Company receives notification of the successful sale of a load of crude oil to a buyer; (ii) the buyer will provide a price based on the average monthly price of crude oil in the most recent month; and (iii) cash is received the following month from the crude oil buyer.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

For Pinnacle Frac, accounts receivable is comprised of unsecured amounts due from customers that have been conveyed to a factoring agent without recourse. Pinnacle Frac receives an advance from the factoring agent of 98% of the amount invoiced to the customer within one business day. The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 2% finance charge by the factoring agent, and realizes cash for the 98% net proceeds received. The Company has recognized an allowance for doubtful accounts of $709 and $500 as of March 31, 2021 and 2020, respectively.

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

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its chief operating decision makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings and the March 27, 2020 acquisition of Banner Midstream now consist of three segments, Financial, Commodities and Technology.

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
MARCH 31, 2021

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

In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: i) for a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Liquidity

For the years ended March 31, 2021 and 2020, the Company had a net loss of $20,888 and $12,137, respectively, has a working capital deficit of $11,845 and $16,689 as of March 31, 2021 and 2020, and has an accumulated deficit as of March 31, 2021 of $148,911. As of March 31, 2021, the Company has $1,316 in cash and cash equivalents. The Company alleviated the substantial doubt regarding this uncertainty as of March 31, 2020 which continues to be alleviated at March 31, 2021 as a result of the Company’s acquisition of Banner Midstream on March 27, 2020 which bring revenue generating subsidiaries with reserves of oil properties over $6,000 and existing customer relationships over $2,000, coupled with the raising of $16,119 in the exercise of warrants, $502 in the exercise of options and $7,666 in a registered direct offering, net of fees of $334 in the year ended March 31, 2021.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. If the Company is unable to obtain additional financing, it may be required to significantly scale back its business and operations. The Company’s ability to raise additional capital will be impacted by the heightened societal and regulatory focus on climate change and may also be impacted by the COVID-19 pandemic.

The Company believes that the current cash on hand and anticipated cash from operations is sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements.

Impact of COVID-19

The COVID-19 pandemic has had a profound effect on the U.S. and global economy and may continue to affect the economy and the industries in which we operate, depending on the vaccine rollouts and the emergence of virus mutations.

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets included in this Form 10-K. However, it did have a material impact on our management’s ability to operate effectively. The impact included the difficulties of working remotely from home including slow Internet connection, the inability of our accounting and financial officers to collaborate as effectively as they would otherwise have in an office environment and issues arising from mandatory state quarantines.

While it is not possible at this time to estimate with sufficient certainty the continued impact that COVID-19 could have on the Company’s business, future outbreaks and the measures taken by federal, state, local and foreign governments could disrupt the operation of the Company’s business. The COVID-19 outbreak and mitigation measures have also had and may continue to have an adverse impact on global and domestic economic conditions, including the reducing demand for oil, which could have an adverse effect on the Company’s business and financial condition, including on its potential to conduct financings on terms acceptable to the Company, if at all. In addition, the Company has taken temporary precautionary measures intended to help minimize the risk of the virus to its employees, including temporarily requiring employees to work remotely, and discouraging employee attendance at in-person work-related meetings, which could negatively affect the Company’s business. The extent to which the COVID-19 outbreak may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small business are eligible for a loan to fund payroll expenses, rent and related costs. We had received funding under the PPP, and a majority of that as indicated in our Consolidated Statement of Operations has been forgiven.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

In April 2020, the Company and one of its subsidiaries entered into PPP loans with financial institutions, Of the $1,869 in PPP loans obtained this fiscal year, the Company was informed that $1,850 (including $11 in accrued interest) has been forgiven in the three months ended December 31, 2020. The remaining $30 with accrued interest of $2 was converted into a loan that is due in May 2022, with payments of $2 per month that commenced December 19, 2020.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

Carrying amounts of major classes of assets and liabilities included as part of discontinued operations in the consolidated balance sheet as of March 31, 2021 for Pinnacle Vac consisted of the following:

Current asset
Cash	$-
Total current assets	$-

Property and equipment, net	$194
Non-current assets	$194

Accounts payable	$9
Current liabilities	$9

There was no income (loss) from discontinued operations for the years ended March 31, 2021 and 2020, respectively. During 2021, the Company traded in a vehicle for a new right of use asset for Pinnacle Frac for $55. In addition, the Company paid off a majority of the accounts payable with only $9 remaining.

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

NOTE 3: REVENUE

The following table disaggregates the Company’s revenue by major source for the years ended March 31, 2021 and 2020:

	Years Ended March 31,
	2021	2020
Revenue:
Software as a Service (“SaaS”)	$-	$28
Professional Services	-	145
Financial Services	478	175
Oil and Gas Production	2,363	-
Transportation Services	12,318	225
Fuel Rebate	245	4
Equipment Rental	159	4
	$15,563	$581

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

Subsequent to the acquisitions of Trend Discovery and Banner Midstream, the Company in 2020 recorded revenues for financial services and oil and gas services and production and transportation. For both of these entities, revenues are billed upon the completion of the performance obligations.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

NOTE 4: INVENTORIES

The Company’s inventory as of March 31, 2021 of $122 consisted of crude oil of approximately 6,198 barrels of unsold crude oil using the lower of cost (LIFO) or net realizable value.

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

On August 14, 2020, the Company entered into an Asset Purchase Agreement with Rabb Resources, LTD. which included the acquisition of real property. The purchase price for this acquisition was $3,500, of which $1,196 was paid in cash (after applying the outstanding principal of the note receivable and accrued interest receivable against the $1,500 agreed upon cash consideration) and the balance was paid in common stock of the Company. The Company accounted for this acquisition as an asset purchase (see Note 16). There were no amounts outstanding as of March 31, 2021.

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Zest Labs freshness hardware	$2,493	$2,493
Computers and software costs	222	222
Land	140	-
Buildings	236	-
Leasehold improvements – Pinnacle Frac	18	18
Machinery and equipment - Technology	200	200
Machinery and equipment – Commodities	3,385	3,405
Total property and equipment	6,694	6,338
Accumulated depreciation and impairment	(2,999)	(2,373)
Property and equipment, net	$3,695	$3,965

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

As of March 31, 2021 and 2020, the Company performed an evaluation of the recoverability of these long-lived assets. The analysis resulted in no impairment as of related to these assets.

The Company acquired $3,423 in property and equipment on March 27, 2020 in the acquisition of Banner Midstream. In addition, $376 of land and buildings were acquired in the Rabb Resources acquisition.

Depreciation expense for the years ended March 31, 2021 and 2020 was $684 and $286, respectively. During the year ended March 31, 2021, the Company disposed of $188 worth of equipment that had a net value of $148 for cash proceeds of $43, resulting in a loss on disposal of $105.

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Patents	$1,013	$1,013
Customer relationships	2,100	2,100
Non-compete agreements – Banner Midstream	250	250
Outsourced vendor relationships	1,017	1,017
Non-compete agreements – Zest Labs	340	340
Total intangible assets	4,720	4,720
Accumulated amortization and impairment	(2,655)	(2,370)
Intangible assets, net	$2,065	$2,350

In the acquisition of Banner Midstream, the Company acquired the customer relationships and non-compete agreements valued at $2,350. The estimated useful lives of the customer relationships is ten years based on the estimated cash flows from those customer contracts, and the estimated useful lives of the non-compete agreement is five years amortized over a straight-line method.

Amortization expense for the years ended March 31, 2021 and 2020 was $285 and $0, respectively.

The following is the future amortization of the intangibles as of March 31:

2022	$349
2023	257
2024	265
2025	262
2026	220
Thereafter	712
$2,065

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

In addition to the statutory based intangible assets noted above, the Company recorded a total of $10,225 of goodwill in connection with the purchase of Trend and Banner Midstream.

Accordingly, goodwill was as follows as of March 31, 2021:

Acquisition – Trend Discovery	$3,223
Acquisition – Banner Midstream	7,002
Goodwill –March 31, 2021	$10,225

The Company assessed the criteria for impairment, and there were no indicators of impairment present as of March 31, 2021, and therefore no impairment is necessary.

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2021	March 31, 2020
Professional fees and consulting costs	$801	$106
Vacation and paid time off	107	126
Legal fees	86	503
Compensation	734	865
Interest	65	673
Insurance	1,013	548
Other	785	215
Total	$3,591	$3,036

On March 27, 2020, the Company assumed $2,362 of liabilities in the acquisition of Banner Midstream, and in addition, assumed $2,362 of liabilities in amounts that are due to prior owners of Banner Midstream and their subsidiaries. These amounts are non-interest bearing and due on demand. As of March 31, 2021 and 2020, $0 and $2,358 of the amounts due to prior owners were currently due. The Company converted $1,228 of amounts due to prior owners into shares of common stock which resulted in a loss on conversion of $1,248 in the year ended March 31, 2021 and $814 was paid in cash in the year ended March 31, 2021.

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
MARCH 31, 2021

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

As described further in Note 13 below, on August 22, 2019 the Company issued warrants to purchase 784 shares of Company common stock to investors that invested in shares of Company preferred stock. The fair value of those warrants was estimated to be $1,576 at inception and on January 26, 2020, the Company entered into letter agreements with accredited institutional investors holding the warrants issued with the Company’s Series B Convertible Preferred Stock on August 21, 2019.

Pursuant to the letter agreements, the investors agreed to a cash exercise of 784 warrants at a price of $2.55 per share. The Company additionally, granted 1,176 warrants at $4.50. On January 27, 2020, the Company received approximately $2,000 in cash from the exercise of the August 2019 warrants and issued the January 2020 warrants to the investors, which have an exercise price of $4.50 per share and may be exercised within five years of issuance. This transaction resulted in a loss on extinguishment of $1,038.

On November 11, 2019, the Company issued warrants to purchase a number of shares of common stock of the Company equal to the number of shares of common stock issuable upon conversion of the Series C Preferred Stock purchased by the investors.

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
MARCH 31, 2021

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

On April 15, 2020, the Company granted 10 warrants with an exercise price of $3.65 per share to extend the maturity date of the Senior Secured Debt acquired in the Banner Midstream acquisition to May 31, 2020. The Company does not believe this transaction constitutes an accounting extinguishment of debt due to a material modification of the debt instrument. The fair value of those warrants was estimated to be $21 at inception and $89 as of September 30, 2020. These warrants were exercised in the three months ended December 31, 2020.

On April 15 and 16, 2020, the Company received $438 in proceeds in a loan provided by Trend Discovery SPV I. Since they were the borrower and responsible for repayment of these amounts the Company granted 200 warrants at $3.65 per share for collateral for the loan. The fair value of those warrants was estimated to be $419 at inception and $2,753 as of June 30, 2020. These warrants were exercised in the three months ended September 30, 2020.

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

On September 24, 2020, the Company granted 250 warrants, for the early conversion of the April 15, 2020 warrants at a strike price of $9.65 per share with a term of two-years. The fair value of those warrants was estimated to be $1,265 at inception and $1,425 as of September 30, 2020. As a result of the November 14, 2020 warrant grant, the strike price was recalculated to $7.75 per share as there were price protections included in the warrant agreement. As a result of the closing of the registered direct offering on December 29, 2020, the grantee of the warrants waived the lowering of the strike price and the strike price reverted back to $9.65 per share.

On November 14, 2020, the Company granted 60 warrants, for the early conversion of a portion of the September 24, 2020 warrants, with a strike price of $7.75 per share with a term of two-years. The fair value of those warrants was estimated to be $251 at inception, and $458 as of March 31, 2021.

On December 30, 2020, the Company granted 889 warrants, in the direct registered offering under the effective Form S-3, with a strike price of $10.00 with a term of two-years (maturity January 2, 2023). The fair value of those warrants was estimated to be $4,655 at inception and $4,653 as of December 31, 2020. During the three months ended March 31, 2021, 176 warrants were exercised for $1,760, and the fair value of the remaining warrants is $4,993.

On December 30, 2020, the Company granted 62 warrants to the placement agent as additional compensation in connection with the registered direct offering closed December 31, 2020, exercisable at a strike price of $11.25 per share for a term of two-years (expiring January 2, 2023). The fair value of those warrants was estimated to be $308 at inception and $413 as of March 31, 2021.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

During the three months ended December 31, 2020, the remaining May 10, 2020 warrants were exercised for 295 shares of common stock of the Company for $1,623 cash. In addition, on November 13, 2020, 50 September 24, 2020 warrants were exercised for 50 shares of the Company’s common stock for $483 in cash, and on November 23, 2020, 50 April 15, 2020 warrants were exercised under a cashless exercise provision. The fair value of the 200 warrants that remain outstanding as of March 31, 2021 is $1,349.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2021 and 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on March 31, 2021 and 2020 and at inception:

	Year Ended	Year Ended
	March 31, 2021	March 31, 2020	Inception
Expected term	4.58 - 5 years	4.67-4.83 years	5.00 years
Expected volatility	94 - 101%	95%	91% - 107%
Expected dividend yield	-	-	-
Risk-free interest rate	0.61 - 1.74%	0.70%	1.50% -2.77%
Market price	$3.05 - $10.00	$2.75 - $5.20

The Company’s derivative liabilities associated with the warrants are as follows:

	March 31, 2021	March 31, 2020	Inception
Fair value of 276 November 11, 2019 warrants	$-	$543	$1,107
Fair value of 1,176 January 27, 2020 warrants	-	2,232	3,701
Fair value of 40 April 15, 2020 warrants	-	-	84
Fair value of 10 April 15, 2020 warrants	-	-	21
Fair value of 200 April 16, 2020 warrants	-	-	419
Fair value of 1,176 May 10, 2020 warrants	-	-	6,115
Fair value of 250 September 24, 2020 warrants	1,349	-	1,265
Fair value of 60 November 14, 2020 warrants	458	-	251
Fair value of 889 December 31, 2020 warrants	4,993	-	4,655
Fair value of 62 December 31, 2020 warrants	413	-	308
	$7,213	$2,775

During the years ended March 31, 2021 and 2020 the Company recognized changes in the fair value of the derivative liabilities of $(18,518) and $(369), respectively. The March and May 2017 warrants, March and August 2018 warrants, the August and November 2019 warrants, and the January 2020, April 16, 2020 and May 10, 2020 warrants were exercised in full and thus were no longer outstanding as of March 31, 2021.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

Activity related to the warrant derivative liabilities for the year ended March 31, 2021 is as follows:

Beginning balance as of March 31, 2020	$2,775
Issuances of warrants – derivative liabilities	13,118
Warrants exchanged for common stock	(27,198)
Change in fair value of warrant derivative liabilities	18,518
Ending balance as of March 31, 2021	$7,213

Activity related to the warrant derivative liabilities for the year ended March 31, 2020 is as follows:

Beginning balance as of March 31, 2019	$3,104
Issuances of warrants – derivative liabilities	6,384
Warrants exchanged for common stock	(6,344)
Change in fair value of warrant derivative liabilities	(369)
Ending balance as of March 31, 2020	$2,775

NOTE 10: CAPITALIZED DRILLING COSTS AND OIL AND GAS PROPERTIES

Capitalized Drilling Costs

In January 2021, the Company commenced a drilling program on their Deshotel 24H well included in their proved reserves. The Company incurred $6,084 in costs related to this program of which $3,387 was expensed directly as drilling costs. The Company, pursuant to ASC 932 will amortize the remaining $2,697 of these costs, under the full-cost method based on the units of production method. Depletion expense for the year ended March 31, 2021 for the capitalized drilling costs was $130. As of March 31, 2021, the capitalized drilling costs were $2,567. There were no such costs for the year ended March 31, 2020.

Oil and Gas Properties

The Company’s holdings in oil and gas mineral lease (“OGML”) properties as of March 31, 2021 and 2020 are:

	March 31, 2021	March 31, 2020
Total OGML Properties Acquired	$12,352	$6,135

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
MARCH 31, 2021

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

In February and March 2021, the Company acquired additional leases for $916 under the Blackbrush/Deshotel lease related to the Participation Agreement.

The Company had an analysis completed by an independent petroleum consulting company in March 2021 to complete the acquisition analysis within the required one-year period. There were no adjustments required from the original asset allocation on March 27, 2020.

The following table summarizes the Company’s oil and gas activities by classification for the year ended March 31, 2021. The only activity for the year ended March 31, 2020, was the asset allocation of the acquisition of the oil and gas properties on March 27, 2020, which are represented in the March 31, 2020 column:

Activity Category	March 31, 2020	Adjustments (1)	March 31, 2021
Proved Developed Producing Oil and Gas Properties
Cost	$167	$737	$904
Accumulated depreciation, depletion and amortization	-	(739)	(739)
Changes in estimates	-	6,319	6,319

Total	$167	$6,317	$6,484

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$5,968	$6,219	$12,187
Changes in estimates	-	(6,319)	(6,319)

Total	$5,968	$(100)	$5,868

Grand Total	$6,135	$6,217	$12,352

(1)	Relates to acquisitions and dispositions of reserves.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

NOTE 11: LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Credit facility – Trend Discovery SPV 1, LLC (a)	$-	$-
Senior secured bridge loan – Banner Midstream (b)	-	2,222
Note payable – LAH 1 (c)	-	110
Note payable – LAH 2 (d)	-	77
Note payable – Banner Midstream 1 (e)	-	303
Note payable – Banner Midstream 2 (f)	-	397
Note payable – Banner Midstream 3 (g)	-	500
Merchant Cash Advance (MCA) loan – Banner Midstream 1 (h)	-	361
MCA loan – Banner Midstream 2 (i)	-	175
MCA loan – Banner Midstream 3 (j)	-	28
Note payable – Banner Midstream – Alliance Bank (k)	1,033	1,239
Commercial loan – Pinnacle Frac – Firstar Bank (l)	626	952
Auto loan 1 – Pinnacle Vac – Firstar Bank (m)	29	40
Auto loan 2 – Pinnacle Frac – Firstar Bank (n)	38	52
Auto loan 3 – Pinnacle Vac – Ally Bank (o)	34	42
Auto loan 4 – Pinnacle Vac – Ally Bank (p)	35	47
Auto loan 5 – Pinnacle Vac – Ally Bank (q)	-	44
Auto loan 7 – Capstone – Ally Bank (r)	69	97
Tractor loan 6 – Capstone – Tab Bank (s)	180	235
Equipment loan – Shamrock – Workover Rig (t)	-	50
Ecoark – PPP Loan (u)	24	-
Pinnacle Frac Transport – PPP Loan (v)	-	-
Total long-term debt	2,068	6,971
Less: debt discount	(-)	(149)
Less: current portion	(1,056)	(6,401)
Long-term debt, net of current portion	$1,012	$421

(a)	On December 28, 2018, the Company entered into a $10,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000 with a cap of $10,000, including the $1,000 advanced on December 28, 2018 and an additional $350 advanced through March 31, 2019, resulting in a balance of $1,350 at March 31, 2019.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

A total of an additional $1,137 was advanced during the year ended March 31, 2020; and $38 of commitment fees, to bring the balance of the notes payable to $2,525 at March 31, 2020. Loans made pursuant to the Agreement are secured by a security interest in the Company’s collateral held with the lender and guaranteed by the Company’s subsidiary, Zest Labs.

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

On March 31, 2020, the lender converted all principal and interest in the Trend Discovery SPV I, LLC credit facility into shares of the Company’s common stock. The conversion of $2,525 of principal and $290 of accrued interest resulted in the issuance of 771 shares of common stock at a value of $2.95 per share. This transaction resulted in a gain on conversion of $541. As a result of the conversion, there are no amounts outstanding as of March 31, 2020.

(b)	Senior secured bridge loan of $2,222, containing a debt discount of $132 as of March 31, 2020. This was assumed in the Banner Midstream acquisition, and fully repaid in May 2020, and was secured by machinery and equipment of Pinnacle Frac.

(c)	Unsecured note payable previously issued April 2, 2018 which was assumed by Banner Midstream in the acquisition of a previous entity. The amount was past due and bears interest at 10% per annum. This amount along with accrued interest of $22 was assumed on March 27, 2020 in the acquisition of Banner Midstream. Amount was paid off in May 2020, and $24 of accrued interest remains at March 31, 2021.

(d)	Unsecured note payable previously issued April 2, 2018 which was assumed by Banner Midstream in the acquisition of a previous entity. The amount was past due and bears interest at 10% per annum. This amount along with accrued interest of $22 was assumed on March 27, 2020 in the acquisition of Banner Midstream. Amount was paid off in May 2020, and $24 of accrued interest remains at March 31, 2021.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

(e)	Junior secured note payable issued January 16, 2019 to an unrelated third party at 10% interest. This amount along with accrued interest of $39 was assumed on March 27, 2020 in the acquisition of Banner Midstream. This note along with the accrued interest was repaid in May 2020.

(f)	Unsecured notes payable issued in June and July 2019 to an unrelated third party at 10% interest. There are three notes to this party in total. This amount along with accrued interest of $29 was assumed on March 27, 2020 in the acquisition of Banner Midstream. These notes were converted in May 2020.

(g)	Unsecured note payable issued October 2019 to an unrelated third party at 10% interest. This amount along with accrued interest of $23 was assumed on March 27, 2020 in the acquisition of Banner Midstream. The balance of this note and remaining accrued interest was converted into 86 shares of common stock in the Company’s fiscal quarter ended September 30, 2020.

(h)	Merchant cash advance loan on Banner Midstream. The Company assumed $368 of this note along with accrued interest of $144. This note along with the accrued interest was repaid in May 2020.

(i)	Merchant cash advance loan on Banner Midstream. The Company assumed $181 of this note along with accrued interest of $70. This note along with the accrued interest was repaid in May 2020.

(j)	Merchant cash advance loan on Banner Midstream. The Company assumed $69 of this note along with accrued interest of $21. This note along with the accrued interest was repaid in May 2020.

(k)	Original loan date of June 14, 2019 with an original maturity date of April 14, 2020. The Company extended this loan for $1,239 at 4.95% with a new maturity date of April 14, 2025. This loan and discount was assumed in the Banner Midstream acquisition.

(l)	Original loan date of February 28, 2018, due December 31, 2021 (after the extension on April 28, 2021) at 4.75%. This loan was assumed in the Banner Midstream acquisition.

(m)	On July 20, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $56 for a service truck maturing July 20, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2021. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(n)	On August 3, 2018, Pinnacle Frac Transport entered into a long-term secured note payable for $73 for a service truck maturing August 3, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2021. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(o)	On July 18, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $56 for a service truck maturing August 17, 2024. The note is secured by the collateral purchased and accrued interest annually at 9.00% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2021. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

(p)	On July 26, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $54 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2021. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(q)	On July 26, 2018, Pinnacle Vac Service entered into a long-term secured note payable for $54 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2021. This note was assumed in the acquisition of Banner Midstream on March 27, 2020. This note was prepaid in the year ended March 31, 2021.

(r)	On November 5, 2018, Capstone Equipment Leasing entered into four long-term secured notes payable for $140 maturing on November 5, 2021. The notes are secured by the collateral purchased and accrued interest annually at rates ranging between 6.89% and 7.87% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2021. These notes were assumed in the acquisition of Banner Midstream on March 27, 2020.

(s)	On November 7, 2018, Capstone Equipment Leasing entered into a long-term secured note payable for $301 maturing on November 22, 2023. The note is secured by the collateral purchased and accrued interest annually at 10.25% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2021. This note was assumed in the acquisition of Banner Midstream on March 27, 2020.

(t)	Equipment loan assumed in the acquisition of Banner Midstream on March 27, 2020 and repaid with accrued interest in June 2020.

(u)	PPP loan received by Ecoark Holdings Inc. in April 2020. Loan bears interest at 1% per annum and matures April 2022. On November 19, 2020, the Company received confirmation that $356 in principal and $2 in accrued interest has been forgiven, and this amount has been reflected in forgiveness of debt. The remaining $29, will be due in monthly installments of $2 through maturity in May 2022.

(v)	PPP loan received by Pinnacle Frac Transport in April 2020. Loan bears interest at 1% per annum and matures April 2022. On November 27, 2020, the entire loan balance of $1,483 and accrued interest of $9 was forgiven and this amount has been reflected as forgiveness of debt.

The following is a list of maturities as of March 31:

2022	$1,056
2023	366
2024	340
2025	283
2026	23
$2,068

During the year ended March 31, 2021, the Company received proceeds of $1,869 in new long-term debt, repaid $4,100 in existing long-term debt, converted $830 in existing long-term debt that resulted in a loss on conversion of $1,337, and had $1,850 forgiven in long-term debt and accrued interest. In addition, the Company converted $65 of accrued interest and paid $361 in accrued interest during this period. The Company recognized a loss of $146 on conversion of the accrued interest to common stock in the year ended March 31, 2021. Interest expense on long-term debt during the years ended March 31, 2021 and 2020 are $173 and $297, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

NOTE 12: NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consisted of the following as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Ecoark Holdings Board Member (a)	$578	$578
Ecoark Holdings Officers (b)	—	1,242
Banner Midstream Officers (c)	—	152
Ecoark Holdings – common ownership (d)	—	200
Total Notes Payable – Related Parties	578	2,172
Less: Current Portion of Notes Payable – Related Parties	(578)	(2,172)
Long-term debt, net of current portion	$—	$—

(a)	A board member advanced $328 to the Company through March 31, 2020, under the terms of a note payable that bears 10% simple interest per annum, and the principal balance along with accrued interest is payable upon demand. In addition, the Company assumed $250 in notes entered into in March 2020 via the acquisition of Banner Midstream from the same board member at 15% interest. In addition, another board member advanced $4 in the six months ended September 30, 2020 which is non-interest bearing and due on demand, and has been repaid in the quarter ended September 30, 2020. Interest expense on the notes for the years ended March 31, 2021 and 2020 was $116 and $27, respectively, and $17 is accrued as of March 31, 2021.

(b)	William B. Hoagland, Chief Financial Officer, advanced $30 to the Company in May 2019 pursuant to a note with the same terms as the note with the board member. Randy May, CEO, advanced $45 to the Company in August 2019 pursuant to a note with the same terms as the note with the board member. Interest expense on both of these notes was $5. Both of these amounts, along with the accrued interest, was repaid during the year ended March 31, 2020. In addition, Randy May advanced $1,242 in five separate notes to Banner Midstream and its subsidiaries prior to the acquisition by the Company. These amounts were due at various times through December 2020 at 10-15% interest per annum. All of these notes have been repaid as of March 31, 2021.

(c)	An officer of Banner Midstream who remains an officer of this subsidiary advanced $152 in three separate notes to Banner Midstream and its subsidiaries prior to the acquisition by the Company and an additional $180 in four separate advances in the year ended March 31, 2021. These amounts were due at various times through December 2020 at 10-15% interest per annum. All of these notes have been repaid as of March 31, 2021.

(d)	A company controlled by an officer of the Company advanced $200 to Banner Midstream and its subsidiaries prior to the acquisition by the Company. These amounts were due April 15, 2020 and bears interest at 14% interest per annum. These notes were converted into the Company’s common stock in May 2020.

During the year ended March 31, 2021, the Company received proceeds of $954 in notes payable – related parties, repaid $1,973 in existing notes payable – related parties, and converted $575 in existing notes payable – related parties that resulted in a loss on conversion of $1,239. In addition, the Company converted $15 of accrued interest during this period.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

Pursuant to the Securities Purchase Agreement, the Company issued to each investor a warrant (a “Warrant”) to purchase a number of shares of common stock, equal to the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock purchased by the Investor. Each Warrant has an exercise price equal to $3.65, subject to full ratchet price anti-dilution provisions in accordance with the terms of the Warrants (the “Exercise Price”) and is exercisable for five years after the Effective Date.

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

The Company used the net proceeds of the Private Placement to support the Company’s general working capital requirements.

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
MARCH 31, 2021

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

On July 12, 2019, the Company entered into an exchange agreement with investors that are the holders of March and August 2018 warrants. As a result of a cashless exercise, the Company issued 855 shares of the Company’s common stock to the investors. Upon the issuance of the 855 shares, the March and August 2018 warrants for 1,135 shares were extinguished. The fair value of the shares issued was $3,293, and the fair value of the warrants was $2,455 resulting in a loss of $839 that was recognized on the exchange. On August 21, 2019, the Company issued 60 shares to advisors that assisted with the securities purchase agreement and exchange agreement.

On October 15, 2019, nearly all the Series B Preferred Stock shares were converted into 752 shares of Common Stock. On October 28, 2019, the Company issued 449 shares of the Company’s common stock to investors in exchange for the March and May 2017 warrants. Upon the issuance of the 449 shares, the March and May 2017 warrants were extinguished. The fair value of the shares issued was $2,186, and the fair value of the warrants was $1,966 resulting in a loss of $220 that was recognized on the exchange. On October 31, 2019, the Company issued 24 shares of common stock for services rendered. On December 20, 2019, the Company issued 26 shares of common stock for services rendered. A loss of $100 was recognized related to the issuance of the 49 shares. On December 24, 2019, the Company issued 49 shares of common stock for services to be rendered in 2020.

On February 21, 2020, the Company issued 2 shares of common stock for services valued at $7.

On January 27, 2020, the Company exercised the 784 warrants which were granted in August 2019 into common shares.

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

In the three months ended June 30, 2020, the Company issued 308 shares of common stock in April and May 2020 to convert the remaining shares of Series B Preferred Stock and Series C Preferred Stock; 1,531 shares of common stock in the exercise of warrants; 89 shares in the exercise of stock options; 93 shares of common stock in the conversion of accounts payable and accrued expenses; and 524 shares of common stock in the conversion of long-term debt, notes payable – related parties and accrued interest.

In the three months ended September 30, 2020, the Company issued 1,088 shares of common stock in the exercise of warrants; one share in the exercise of stock options; 31 shares of common stock for services rendered; 171 shares of common stock to acquire assets; and 192 shares of common stock in the conversion of long-term debt, notes payable – related parties and accrued interest.

In the three months ended December 31, 2020, the Company issued 376 shares of common stock in the exercise of warrants.

On December 31, 2020, the Company completed a registered direct offering of common stock and warrants, whereby the Company issued 889 shares of common stock and 889 accompanying warrants to purchase common stock to one institutional investor under the effective Form S-3 at $9.00 per share and accompanying warrant for a total of $8,000 in gross proceeds, before placement agent fees and other offering expenses. The warrants are exercisable for a two-year term at a strike price of $10.00 per share. The Company granted 62 warrants to the placement agent as compensation in addition to the $560 cash commission received by the placement agent. The placement agent warrants are exercisable at $11.25 per share and expire on January 2, 2023.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

In the three months ended March 31, 2021, the Company issued 176 shares of common stock in the exercise of warrants for $1,760, and 59 shares for the exercise of stock options for $153.

The Company accrued $992 in consulting fees under a contract entered into February 2, 2021. A total of 115 shares were issued under this contract on May 13, 2021.

As of March 31, 2021, 22,705 shares of common stock were issued and 22,588 shares of common stock were outstanding, net of 117 treasury shares. As of March 31, 2020, 17,175 shares of common stock were issued and 17,058 shares of common stock were outstanding, net of 117 treasury shares.

Changes in the warrants are described in the table below for the years ended March 31, 2021 and 2020:

	2021		2020
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,624	$5.60	1,841	$10.60

Granted	2,675	7.69	2,685	3.60
Exercised	(3,172)	(5.08)	(2,327)	(6.25)
Cancelled	—	—	(575)	(25.80)
Expired	—	—	—	—
Ending balance	1,127	$10.46	1,624	$5.60
Intrinsic value of warrants	$2,988		$—

Weighted Average Remaining Contractual Life (Years)	1.7		4.6

Share-based Compensation Expense

Share-based compensation for employees is included in salaries and salary related costs and directors and services are included in professional fees and consulting in the consolidated statement of operations as follows for the years ended March 31, 2021 and 2020:

	2013 Incentive Stock Plan	2017 Omnibus Incentive Plan	Non-Qualified Stock Options	Common Stock	Warrants	Total
2021
Directors	$-	$-	$300	$-	$-	$300
Employees/Consultants	-	330	1,420	-	-	1,750
Services	-	-	-	485	-	485
	$-	$330	$1,720	$485	$-	$2,535

2020
Directors	$-	$200	$334	$-	$-	$534
Employees	-	568	1,556	-	-	2,124
Services	-	245	196	717	-	1,158
	$-	$1,013	$2,086	$717	$-	$3,816

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2021

Modification of Awards

During the three months ended December 31, 2017, the Compensation Committee of the Board of Directors of the Company issued option awards to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. In addition, the Committee approved 582 new option awards that vest over a four-year period to induce certain employees to accept the replacement options, to compensate them for diminution in value of their existing awards and in consideration of a number of other factors, including each individual’s role and responsibility with the Company, their years of service to the Company, and market precedents and standards for modification of equity awards. With respect to the replacement options, grantees agreed to exchange the existing awards covering 544 shares of the Company’s common stock and were granted replacement options to purchase 585 shares of the Company’s common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants. In consideration of the agreements, the majority of replacement options vested immediately upon grant. The new option awards vest in twelve equal installments, with the first installment vesting on January 15, 2018, and additional installments vesting on the last day of each of the eleven successive three-month periods, subject to continued employment by the Company. The replacement options were issued under the 2017 Omnibus Incentive Plan or 2013 Incentive Stock Plan to correspond with the plan under which the existing awards were issued. The new options were not granted under any of the Company’s existing equity compensation plans.

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

During the three months ended March 31, 2018, the Compensation Committee of the Board of Directors of the Company issued option awards to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. With respect to the replacement options, grantees agreed to exchange the existing awards covering 60 shares of the Company’s common stock and were granted replacement options to purchase 60 shares of the Company’s common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants. The replacement options vest according to the original vesting schedule of the awards exchanged. The replacement options were issued under the 2013 Incentive Stock Plan to correspond with the plan under which the existing awards were issued.

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

No modifications took place during the years ended March 31, 2021 and 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2021

Non-Qualified Stock Options

As previously described, new option awards were granted to induce individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. The individuals were granted options to purchase 582 shares of Company common stock that vest at a rate of 25% per year from 2018 to 2021, subject to continued employment by the Company. As with the replacement options, the new options have an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grant. Share-based compensation costs of $1,684 for grants not yet recognized will be recognized as expense through 2021, subject to any change for actual versus estimated forfeitures. The new options were not granted under any of the Company’s existing equity compensation plans, however they have terms consistent with terms of the plans.

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees. Management valued the options utilizing the Black-Scholes model with the following criteria: stock price - $13.00; exercise price - $13.00; expected term – 4 years; discount rate – 2.03%; and volatility – 97%.

In 2019, the Company entered into a settlement agreement with a former consultant which provided for the issuance of an option to purchase one share of common stock in addition to other terms. The options entitle the holders to purchase shares of common stock for $4.90 per share through November 2023. Management valued the options utilizing the Black-Scholes model with the following criteria: stock price - $4.90; exercise price - $4.90; expected term – 4 years; discount rate – 2.51%; and volatility – 148%.

In 2020, the Company granted 1,112 options to consultants, board members and employees for the non-qualified stock options as well as the options granted under the 2017 Omnibus plan below, that vest over time in service-based grants. The options were valued under the Black-Scholes model with the following criteria: stock price range of - $2.50 - $6.75; range of exercise price - $2.50 - $6.75; expected term – 4 years; discount rate – 1.12%; and volatility – average of 84%.

In 2021, the Company granted 121 options to consultants, board members and employees for the non-qualified stock options as well as the options granted under the 2017 Omnibus plan below, that vest over time in service-based grants. The options were valued under the Black-Scholes model with the following criteria: stock price range of - $10.00 - $19.45; range of exercise price - $10.00 - $19.45; expected term – 5 – 6.75 years; discount rate – 1.90 – 2.70%; and volatility – average of 60 - 91%.

Changes in the non-qualified stock options are described in the table below for the years ended March 31, 2021 and 2020:

	2021		2020
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,644	$6.10	583	$13.00
Granted	121	12.90	1,112	2.85
Exercised	(115)	(2.92)	-
Cancelled			(51)	(13.00)
Forfeited	-		-
Ending balance	1,650	$6.84	1,644	$6.10
Intrinsic value of options	$10,044		$372
Weighted Average Remaining Contractual Life (Years)	7.73		8.7

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2021

2013 Incentive Stock Plan

Under the 2013 Incentive Stock Plan, the Company is authorized to grant incentive stock in the form of stock options, stock awards and stock purchase offers of up to 5,500 shares of common stock to Company employees, officers, directors, consultants and advisors. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant. At the time of the reverse acquisition of Magnolia Solar Corporation, 1,099 shares were available to issue under the 2013 Incentive Stock Plan.

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees. Management valued the options utilizing the Black-Scholes model. There were no options valued in either of the years ended March 31, 2021 and 2020 as none were granted:

	2021		2020
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	347	$13.00	471	$13.00
Granted	-		-
Options granted in exchange for shares	-		-
Exercised	-		-
Expired/Cancelled	-		(99)
Forfeited	-		(25)
Ending balance	347	$13.00	347	$13.00
Intrinsic value of options	$-

Weighted Average Remaining Contractual Life (Years)	6.6		7.6

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2021

There were no service-based grants outstanding as of March 31, 2021 and 2020.

The Company has not granted any options or RSU’s under this plan in several years and is not intending to do so.

Under this plan, there remains 215 options available to issue.

2017 Omnibus Incentive Plan

Under the 2017 Omnibus Incentive Plan, the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards. Awards of up to 800 shares of common stock to Company employees, officers, directors, consultants and advisors are authorized for issuance under the 2017 Omnibus Incentive Plan. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant.

As previously described, new option awards were granted to individuals in replacement of existing restricted stock and restricted stock unit awards previously granted. With respect to the replacement options, grantees agreed to exchange the existing awards covering 105 shares of the Company’s common stock and were granted 133 replacement options to purchase shares of Company common stock at an exercise price set at 100% of the fair market value of the Company’s stock price on the effective date of the grants. In consideration of the agreements, the majority of the replacement options vested immediately upon grant. The remaining replacement options vested in equal installments through July 2020, subject to continued employment by the Company.

Share-based compensation costs of approximately $1,206 for grants not yet recognized will be recognized as expense through June 2024 subject to any changes for actual versus estimated forfeitures.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2021

	2021		2020
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	534	$7.70	374	$7.70
Granted	75	11.61	176	6.05
Shares modified to options	-	-	-	-
Exercised	(35)		-
Cancelled	(129)		(16)
Forfeited	-		-
Ending balance	445	$8.24	534	$7.70
Intrinsic value of options	$1,739

Weighted Average Remaining Contractual Life (Years)	7.2		9.2

There were no service-based RSUs outstanding as of March 31, 2020 and 75 in 2021.

Under this plan, there remains 222 options available to issue.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2021

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

●	On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. The Company has filed post-trial motions to add an award for their attorneys’ fees as the prevailing party in the litigation.

●	On December 12, 2018, a complaint was filed against the Company in the Twelfth Judicial Circuit in Sarasota County, Florida by certain investors who invested in the Company before it was public. The complaint alleges that the investment advisors who solicited the investors to invest into the Company made omissions and misrepresentations concerning the Company and the shares. The Company filed a motion to dismiss the complaint which is pending.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

Pursuant to the Participation Agreement, the Company and White River SPV funded 100% of the cost, approximately $5,800, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation. The Participation Agreement required the drilling costs that were paid into a designated escrow account at the commencement of the drilling in January 2021, which it was. BlackBrush agreed to assign to the other parties to the Participation Agreement, subject to certain exceptions and limitations specified therein, specified portions of its leasehold working interest in certain Austin Chalk formation units. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among the assignor, BlackBrush and the Company and then a re-allocation upon payout or payment of drilling and completion costs for each well drilled. Prior to payout, the Company will own 90% of the working interest and 67.5% of the net revenue interest in each well. Following payout, the Company will own 70% of working interest and 52.5% net revenue interest in each well.

The Parties to the Participation Agreement, except for the Company, had previously entered into a Joint Operating Agreement, dated September 4, 2020 (the “Operating Agreement”) establishing an area of mutual interest, including the Austin Chalk formation, and governing the parties’ rights and obligations with respect to drilling, completion and operation of wells therein. The Participation Agreement and the Operating Agreement require, among other things, that White River SPV and the Company drill and complete at least one horizontal Austin Chalk well with a certain minimum lateral each calendar year and/or maintain leasehold by paying its proportionate share of any rental payments.

NOTE 15: CONCENTRATIONS

Customer Concentration. Three and two customers, all in the commodity segment accounted for more than 10% of the accounts receivable balance at March 31, 2021 and 2020 for a total of 76% and 63% of accounts receivable, respectively. In addition, two customers represent approximately 69% and 32% of total revenues for the Company for the years ended March 31, 2021 and 2020, respectively.

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
MARCH 31, 2021

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

The Company had an independent valuation consultant confirm the valuation of Trend Holdings and the allocation of the intangible assets, and there were no changes from the preliminary estimates.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

The Company issued 1,789 shares of common stock (which Banner Parent issued to certain of its noteholders) and assumed $11,774 in debt and lease liabilities of Banner Midstream. The Company’s Chief Executive Officer and another director recused themselves from all board discussions on the acquisition of Banner Midstream as they are stockholders and/or noteholders of Banner Midstream. The transaction was approved by all of the disinterested members of the Board of Directors of the Company. Effective at the closing of this transaction, the Chairman and CEO of Banner Parent was appointed Principal Accounting Officer of the Company and became the Chief Executive Officer and President of Banner Midstream.

The Company acquired the assets and liabilities noted below in exchange for the 1,789 shares of common stock and accounted for the acquisition in accordance with ASC 805. Based on the fair values at the effective date of acquisition the purchase price was recorded as follows:

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

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Banner Midstream, we have engaged a third-party independent valuation specialist. The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of March 27, 2020. The preliminary allocation of the purchase price was based on the best information available, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of tangible assets acquired; (ii) the finalization of the valuations and useful lives for the reserves and intangible assets acquired; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of the fair value of non-cash consideration.

Effective, March 27, 2021, the Company received an independent assessment to finalize the asset allocation of the acquisition of Banner Midstream, and there were no changes to the preliminary estimates.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

The goodwill is not expected to be deductible for tax purposes.

The following table shows the unaudited pro-forma results for the year ended March 31, 2020, as if the acquisitions had occurred on April 1, 2019. These unaudited pro forma results of operations are based on the historical financial statements and related notes of Trend Holdings, Banner Midstream (which includes White River and Shamrock) and the Company.

Year Ended March 31, 2020
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
MARCH 31, 2021

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
MARCH 31, 2021

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended March 31, 2021 and 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

	Level 1	Level 2	Level 3	Total Gains and (Losses)
March 31, 2021
Warrant derivative liabilities	-	-	$7,213	$(18,518)

March 31, 2020
Warrant derivative liabilities	-	-	$2,775	$(369)

NOTE 18: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of March 31, 2021 and 2020, and for the years ended March 31, 2021 and 2020, the Company operated in three segments. The segments are Financial Services (Trend Holdings), Technology (Zest Labs (which includes the operations of 440IoT Inc.)), and Commodities (Banner Midstream).

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

Year Ended March 31, 2021	Commodities	Financial	Technology	Total
Segmented operating revenues	$15,085	$478	$-	$15,563
Cost of revenues	14,727	-	-	14,727
Gross profit	358	478	-	836
Total operating expenses net of depreciation, amortization, depletion and accretion	13,894	476	3,165	17,535
Depreciation, amortization, depletion and accretion	1,652	-	250	1,902
Other (income) expense	2,183	17	87	2,287
Income (loss) from continuing operations	$(17,371)	$(15)	$(3,502)	$(20,888)

Segmented assets as of March 31, 2021
Property and equipment, net	$3,403	$-	$292	$3,695
Oil and Gas Properties/Capitalized drilling costs	$14,919	$-	$-	$14,919
Intangible assets, net	$2,065	$-	$-	$2,065
Goodwill	$7,002	$3,223	$-	$10,225
Capital expenditures	$617	$-	$-	$617

Year Ended March 31, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$233	$175	$173	$581
Cost of revenues	94	-	165	259
Gross profit	139	175	8	322
Total operating expenses net of depreciation, amortization, and impairment	66	729	9,048	9,843
Depreciation and amortization	4	-	282	286
Other expense	17	-	2,315	2,332
Loss from continuing operations	$52	$(554)	$(11,637)	$(12,139)

Segmented assets as of March 31, 2020
Property and equipment, net	$3,423	$-	$542	$3,965
Oil and Gas Properties	$6,135	$-	$-	$6,135
Intangible assets, net	$2,350	$-	$-	$2,350
Goodwill	$7,002	$3,223	$-	$10,225
Capital expenditures	$-	$-	$-	$-

NOTE 19: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for their leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement. The Company had had only short-term leases up through the acquisition of Banner Midstream. The Company acquired a right of use asset and lease liability of $731 and $732, respectively on March 27, 2020. The Company recorded these amounts at present value, in accordance with the standard, using discount rates ranging between 2.5% and 6.8%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms ranging between 42 and 60 months. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard. In addition, the Company entered into a new 39 month operating lease for office space in September 2020 as well as a new 36 month operating lease in March 2021 which are also included in the right of use asset and lease liabilities.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

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

The Company’s portfolio of leases contains both finance and operating leases that relate primarily to the commodity segment. As of March 31, 2021, the value of the unamortized lease right of use asset is $924, of which $445 is from financing leases (through maturity at June 30, 2024) and $479 is from operating leases (through maturity at November 30, 2023). As of March 31, 2021, the Company’s lease liability was $957, of which $436 is from financing leases and $521 is from operating leases.

Maturity of lease liability for the operating leases for the period ended March 31,
2022	$218
2023	$194
2024	$120
2025	$-
Imputed interest	$(11)

Total lease liability	$521

Disclosed as:
Current portion	$212
Non-current portion	$309

Maturity of lease liability for the financing leases for the period ended March 31,
2022	$151
2023	$151
2024	$134
2025	$19
Imputed interest	$(19)

Total lease liability	$436

Disclosed as:
Current portion	$141
Non-current portion	$295

Amortization of the right of use asset for the period ended March 31,
2022	$339
2023	$323
2024	$244
2025	$18

Total	$924

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year ended March 31, 2021	Year ended March 31, 2020
Operating lease expense	$162	$-

Finance lease expense
Depreciation of capitalized finance lease assets	137	-
Interest expense on finance lease liabilities	14	-
Total lease cost	$313	$-

NOTE 20: ASSET RETIREMENT OBLIGATIONS

In conjunction with the approval permitting the Company to resume drilling in the existing fields, the Company has recorded an asset retirement obligation (“ARO”) based upon the plan submitted in connection with the permit. The ARO results from the Company’s responsibility to abandon and reclaim their net share of all working interest properties and facilities. The following table summarizes activity in the Company’s ARO for the periods ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Balance, beginning of period	$295	$-
Accretion expense	64	-
ARO liability acquired in Banner Midstream acquisition	-	295
Reclamation obligations settled	-	-
Additions	111	-
Additions and changes in estimates	1,062	-
Balance, end of period	$1,532	$295

Total ARO at March 31, 2021 and 2020 shown in the table above consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation for the years ended March 31, 2021 and 2020, respectively. These values are discounted to present value at 10% per annum for the years ended March 31, 2021 and 2020.

NOTE 21: INCOME TAXES

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended March 31, 2021 and 2020:

	2021	2020
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	3.23%	2.40%
Permanent differences	7.66%	3.30%
Change in valuation allowance	(31.89)%	5.70%
Totals	0.00%	32.40%

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
MARCH 31, 2021

The following is a summary of the net deferred tax asset (liability) as of March 31, 2021 and 2020:

	As of	As of
	March 31, 2021	March 31, 2020
Deferred tax assets:
Net operating losses	$29,596	$25,659
Accrued expenses	57	42
Stock options	5,349	4,548
ROU Liability	224	-
Other	166	2,366
Total deferred tax assets	35,392	32,615

Deferred tax liabilities:
Intangible assets	(1,630)	(2,185)
ROU Assets	(216)	-
Other	(94)	(802)

Total deferred tax liabilities	(1,940)	(2,987)
	33,452	29,628
Valuation allowance	(33,452)	(29,628)

Net deferred tax assets/liabilities	$-	$-

Section 382 of the Internal Revenue Code provides an annual limitation on the amount of federal NOLs and tax credits that may be used in the event of an ownership change. The Company had a net operating loss carryforward totaling approximately $126,641 at March 31, 2021.

The Company classifies accrued interest and penalties, if any, for unrecognized tax benefits as part of income tax expense. The Company did not accrue any penalties or interest as of March 31, 2021 and 2020

The provision (benefit) for income taxes for the year ended March 31, 2021 and 2020 is as follows:

Current	$-	$-
Deferred	-	-

Total	$-	$-

The Company has not identified any uncertain tax positions and has not received any notices from tax authorities.

NOTE 22: RELATED PARTY TRANSACTIONS

On May 31, 2019 the Company entered into an Agreement and Plan of Merger with Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”) pursuant to which the Company acquired 100% of Trend Holdings in a merger with the Company as the surviving entity. Pursuant to the merger, the one thousand issued and outstanding shares of common stock of Trend Holdings were converted into 1,100 shares of the Company’s Common Stock with an approximate dollar value of $16,775 based on the closing price per share of Common Stock of $15.25 on the closing date of the merger. William B. Hoagland, the Company’s Chief Financial Officer, was President and a principal stockholder of Trend Holdings and received 550 shares of Common Stock, having a total value of $8,388, pursuant to the merger.

Jay Puchir, the Company’s Treasurer, served as a consultant to the Company from May 2019 to March 2020 and was paid solely in stock options totaling 40 stock options at an exercise price of $3.15 per share. In addition, any outstanding notes with Mr. Puchir have been repaid as of March 31, 2021 along with all accrued interest.

Gary Metzger, a director, advanced approximately $328 to the Company through March 31, 2021, under the terms of a note payable that bears 10% simple interest per annum, and the principal balance along with accrued interest was payable July 30, 2020 or upon demand. Interest expense on the notes through March 31, 2021 was approximately $59 and the Company repaid $51 in interest leaving $8 in accrued interest at March 31, 2021. In addition, the Company assumed approximately $250 in notes entered into in March 2020 which remains outstanding at March 31, 2021. The Company incurred $37 in interest expense and repaid $28 in interest leaving $9 in accrued interest at March 31, 2021 via the acquisition of Banner Midstream Corp. (“Banner Midstream”) from Mr. Metzger at 15% interest. Mr. Metzger has waived any default provisions in the note and will accept a repayment of all outstanding principal and interest when the Company elects to make payment.

On March 27, 2020, the Company issued 1,789 shares of its common stock to Banner Energy Services, Inc. (“Banner Energy”) and assumed approximately $11,774 in debt and lease liabilities of Banner Midstream. The Company’s Chief Executive Officer and another director, John Cahill, recused themselves from all board discussions on the acquisition of Banner Midstream as they were stockholders and/or noteholders of Banner Midstream. The transaction was approved by all of the disinterested members of the Board. The Chairman and CEO of Banner Energy is the Treasurer of the Company and Chief Executive Officer and President of Banner Midstream. Included in the shares issued in this transaction, John Cahill received 164 shares of common stock and Jay Puchir received 548 shares of common stock. At the time of this transaction, Mr. Cahill and his brother were also members of Shamrock Upstream Energy LLC, a subsidiary of Banner Midstream.

In the Banner Midstream acquisition, Randy S. May, Chief Executive Officer and Chairman, was the holder of approximately $1,242 in notes payable by Banner Midstream and its subsidiaries, which were assumed by the Company in the transaction. Additionally, Mr. May held a note payable by Banner Energy in the amount of $2,000 in principal and accrued interest, which was converted into 2,740 shares of Common Stock (on a pre-reverse stock split basis) as a result of the transaction. Neither of these amounts remain outstanding.

NOTE 23: SUBSEQUENT EVENTS

Subsequent to March 31, 2021, the Company had the following transactions:

On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. liable on three counts. The federal jury found that Walmart Inc. misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. The Company has filed post-trial motions to add an award for their attorneys’ fees as the prevailing party in the litigation.

The Company accrued $675 in consulting fees under a contract entered into February 2, 2021. A total of 115 shares were issued under this contract on April 13, 2021.

On May 13, 2021, the Company’s subsidiaries White River Energy LLC and White River Operating LLC entered into a Letter Agreement for a .60 of 8/8th Earned Working Interest with TSEA Partners LLC (“TSEA”) for their Harry O’Neal 20-10 lease in Holmes County, MS (“Letter Agreement”). Under the terms of the Letter Agreement, TSEA paid $600 to the Company to transfer the working interest to TSEA and TSEA received a $300 drilling or workover credit to use towards any authority for expenditure at Horseshoe Field.

On June 22, 2021, 10 options were exercised into 10 common shares for $28, and 10 shares will be issued for the cashless exercise of 12 options. The 20 shares have not been issued as of the date of filing.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2021

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following supplemental unaudited information regarding the Company’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. All of the Company’s activities are in the United States.

The Company has performed due diligence in addition to the determination of estimated proved producing reserves on over 20,000 acres of oil and gas mineral rights, both shallow and deep levels and identified an estimated recoverable cumulative production of 2,654,865 barrels of oil at the SEC price deck of $40.01/Bbl and 4,896,826 barrels of oil at $58.00/Bbl based on analogous and comparative proved produced production in nearby areas. This due diligence is not included in any of the amounts provided as of and for the fiscal years ended March 31, 2021 and 2020.

Results of Operations

Results of Operations	March 31, 2021	March 31, 2020

Sales	$2,363	$-
Lease operating costs	(9,476)	-
Depletion, accretion and impairment	(933)	-
	$(8,046)	$-

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

Estimated Quantities of Proved Reserves (Mbbl)

Estimated Quantities of Proved Reserves	March 31, 2021	March 31, 2020

Proved Developed, Producing	463	17
Proved Developed, Non-Producing	-	-
Total Proved Developed	463	17
Proved Undeveloped	-	-
Total Proved	463	17

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2021

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932, “Extractive Activities – Oil and Gas.” Future cash inflows as March 31, 2021 and 2020 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the twelve month period prior to March 31, 2021 and 2020 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended March 31, 2021 and 2020 are as follows:

Standardized Measure of Discounted Future Net Cash Flow	March 31, 2021	March 31, 2020

Future gross revenue	$17,839	$767
Less: Future production tax expense	(1,181)	(35)
Future gross revenue after production taxes	16,658	732
Less: Future operating costs	(5,058)	(565)
Less: Ad Valorem Taxes	(160)	-
Less: Development costs	(870)	(295)
Future net income (loss) before taxes	10,570	(128)
10% annual discount for estimated timing of cash flows	(3,347)	40
Standardized measure of discounted future net cash flows (PV10)	$7,223	$(88)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

MARCH 31, 2021

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended March 31, 2021 and 2020 are as follows:

Change in Standardized Measure of Discounted Future Net Cash Flow	March 31, 2021	March 31, 2020

Balance - beginning	$(88)	$-
Net changes in prices and production costs	(3,960)	(412)
Net changes in future development costs	(392)	(203)
Sales of oil and gas produced, net	(1,480)	-
Extensions, discoveries and improved recovery	-	-
Purchases of reserves	13,055	527
Sales of reserves	-	-
Revisions of previous quantity estimates	88	-
Previously estimated development costs incurred	-	-
Net change income taxes	-	-
Accretion of discount	-	-
Balance - ending	$7,223	$(88)

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

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Name	Age	Position	Director Since
Randy S. May	57	Chairman of the Board and Chief Executive Officer	2016*
John P. Cahill	62	Director	2016
Peter Mehring	59	President and Director; CEO and President of Zest Labs, Inc.	2017
Gary Metzger	69	Lead Director	2016*
Steven K. Nelson	63	Director	2017

*	Messrs. May and Metzger served on the board of directors of Ecoark from 2011 to 2013, respectively, until it effected a reverse acquisition of Ecoark Holdings on March 24, 2016. Messrs. May and Metzger again joined the Board effective on April 11, 2016.

Randy S. May. Mr. May has served as Chairman of the Board since April 11, 2016 and as Chief Executive Officer of the Company from April 13, 2016 through March 28, 2017, and then again from September 21, 2017, to the present. He previously served as Chairman of the Board of Directors and as Chief Executive Officer of Ecoark, Inc. from its incorporation until its reverse acquisition with Magnolia Solar Corporation in March 2016. Mr. May is a 25-year retail and supply-chain veteran with experience in marketing, operational and executive roles. Prior to joining the Company, Mr. May held a number of roles with Wal-Mart Stores, Inc. (“Walmart”). From 1998 to 2004, Mr. May served as Divisional Manager for half the United States for one of Walmart’s specialty divisions, where he was responsible for all aspects of strategic planning, finance, and operations for more than 1,800 stores. Mr. May’s qualifications and background that qualify him to serve on the Board include his strong managerial and leadership experience, his extensive knowledge of strategic planning, finance and operations, as well his ability to guide the Company.

John P. Cahill. Mr. Cahill has served on the Board since May 2016. Mr. Cahill is currently Chief of Staff and Special Counsel to the Archbishop of New York, which position he has held since April of 2019. Previously he was Senior Counsel at the law firm of Norton Rose Fulbright (formerly Chadbourne & Parke LLP) and had served in that capacity since 2007. He is also a principal at the Pataki-Cahill Group LLC, a strategic consulting firm focusing on the economic and policy implications of domestic energy needs, which he co-founded in March 2007. He served in various capacities in the administration of the Governor of New York, George E. Pataki from 1997 to 2006, including Secretary and Chief of Staff to the Governor from 2002 to 2006. He has also served on the board of directors of Sterling Bancorp, Inc., a bank holding company listed on the New York Stock Exchange since August 2011. Mr. Cahill’s extensive experience in government and in business, his legal experience and his extensive knowledge of and high-level experience in energy and economic policy, qualifies him as a member of the Board.

Peter A. Mehring. Mr. Mehring became a member of the Board in January 2017. He has also served as the Chief Executive Officer and President of Ecoark’s subsidiary, Zest Labs, Inc., since 2009, and he was appointed President of the Company on September 25, 2017. Mr. Mehring brings extensive experience in engineering, operations and general management at emerging companies and large enterprises. As Chief Executive Officer of Zest Labs, Inc., he has led the Company’s efforts in pioneering on-demand data visibility and condition monitoring solutions for the fresh produce market. Prior to joining Zest Labs, Inc., from 2004 to 2006, Mr. Mehring was the Vice President of Macintosh hardware group at Apple Computer, Senior Vice President of Engineering at Echelon, and founder, General Manager and Vice President of R&D at UMAX. Mr. Mehring held Engineering Management positions at Radius, Power Computing Corporation, Sun Microsystems and Wang Laboratories. Mr. Mehring’s knowledge and experience in engineering, operations, management, product and service development, and technological innovation are among the many qualifications that have led to the conclusion that Mr. Mehring is qualified to serve on the Board.

Gary M. Metzger. Mr. Metzger has been serving on the Board since March 24, 2016 and served on the Board of Directors of Ecoark, Inc. from 2013 until its reverse merger with Magnolia Solar Corporation in March 2016. Mr. Metzger has 40 years of product development, strategic planning, management, business development and operational expertise. He served as an executive at Amco International, Inc. and Amco Plastics Materials, Inc. (“Amco”), where in 1986 he was named President and served in such role for 24 years until Amco was sold to global resin distribution company, Ravago Americas, in December 2011, where he remains a product developer and product manager. Mr. Metzger was also a co-owner of Amco. In addition to his leadership functions, Mr. Metzger spearheaded research and development for recycled polymers, new alloy and bio-based polymer development, and introduced fragrance into polymer applications. He also developed encrypted item level bar code identification technology, anti-counterfeiting technologies, and antimicrobial technologies. The Company believes that Mr. Metzger’s leadership and knowledge of manufacturing companies, product development, strategic planning, management and business development are an asset to the Board. Taken together, these are among the many qualifications and the significant experience that have led to the conclusion that Mr. Metzger is qualified to serve on the Board.

Steven K. Nelson. Mr. Nelson has been serving on the Board since April 2017. Since 2015, Mr. Nelson has been a lecturer for the Department of Accounting at the University of Central Arkansas. From 1988 to 2015 Mr. Nelson served as Vice-President, Controller of Dillard’s, Inc., where he was responsible for administering financial accounting and reporting. Prior to that, in 1980 Mr. Nelson served as a staff accountant for Ernst & Young and attained the title of audit manager by the time he left the firm in 1984. Mr. Nelson is licensed as a Certified Public Accountant (“CPA”) in the State of Arkansas. Mr. Nelson’s 35-year career as a CPA and his extensive experience as controller of a publicly traded company qualify him to serve on the Board and its Audit Committee. His broad experience as the controller of a public company uniquely qualifies Mr. Nelson to advise Ecoark not only on general accounting and financial matters but also on various technical accounting, corporate governance and risk management matters that the Board may address from time to time. He possesses key insight on financial reporting processes and external reporting issues.

EXECUTIVE OFFICERS

Set forth below is biographical information with respect to each current executive officer of the Company. Mr. May and Mr. Mehring also serve as directors of the Company.

Name	Age	Position
Randy S. May	57	Chief Executive Officer and Chairman of the Board
Peter Mehring	59	President and Director; CEO and President of Zest Labs, Inc.
William B. Hoagland	39	Chief Financial Officer, Secretary
Jay Puchir	45	Treasurer; CEO and President of Banner Midstream Corp.

Randy May. See “—Board of Directors” above for Mr. May’s biographical information.

Peter Mehring. See “—Board of Directors” above for Mr. Mehring’s biographical information.

William B. Hoagland. Mr. Hoagland is Chief Financial Officer of the Company. Immediately prior to joining Ecoark, Inc. in 2019, Mr. Hoagland spent the previous eight years as Managing Member of Trend Discovery Capital Management (“Trend Discovery”), a hybrid hedge fund with a track record of outperforming the S&P 500. Prior to founding Trend Discovery in 2011, Mr. Hoagland spent six years as a Senior Associate at Prudential Global Investment Management (PGIM), working in both PGIM’s Newark, NJ and London, England offices. Mr. Hoagland holds the Chartered Financial Analyst designation and is a Level III candidate in the Chartered Market Technician Program.

Jay Puchir. Mr. Puchir has served as Treasurer of the Company since October 22, 2020. Mr. Puchir has also served as the Chief Executive Officer and President of Banner Midstream Corp. since its formation in April 2018.  Mr. Puchir served in various roles as an executive at the Company including Director of Finance from December 2016 to March 2017, Chief Executive Officer from March 2017 to October 2017, Chief Financial Officer from October 2017 to May 2018, and Chief Accounting Officer from March 2020 to October 2020.  Mr. Puchir started his career as an auditor at PricewaterhouseCoopers and a consultant at Ernst & Young, ultimately achieving the position of Senior Manager at Ernst & Young. Mr. Puchir held the role of Associate Chief Financial Officer with HCA Healthcare from February 2016 to December 2016, and from February 2013 to February 2016 he served as the Director of Finance at The Citadel. He served as Chief Executive Officer of Banner Energy Services Corp. from November 2019 to August 2020 and as Chairman from February 2020 to August 2020. Mr. Puchir is a licensed Certified Public Accountant.

SIGNIFICANT EMPLOYEES

Name	Age	Position
Jimmy R. Galla	54	Chief Accounting Officer
Julia Olguin	53	Chief Executive Officer of White River Holdings Corp

Jimmy R. Galla. Mr. Galla has served as our Chief Accounting Officer since October 22, 2020. He had previously served as the Company’s Director of Financial Reporting since July 20, 2020, and prior to that he served as an accounting consultant to the Company from January 2017 to March 2020. From October 2017 to July 2020, Mr. Galla served as VP, Financial Accounting Lead Analyst, Deputy Controller Department of Citibank, Inc. Prior to that he worked at Walmart Stores, Inc., holding the position of Senior Manager, Finance Planning, Real Estate Finance from August 2010 to December 2016.

Julia Olguin. Ms. Olguin was appointed the Chief Executive Officer of White River, a wholly-owned subsidiary of the Company on February 12, 2021. She previously served as the Executive Vice President, Business Development, Trading & Marketing and Strategy, at Meridian Energy Group Inc., an oil and gas exploration and development company, from January 2014 until July 2020.

Family Relationships

There are no family relationships among any of the directors or executive officers, except that Mr. Metzger is Mr. Hoagland’s stepfather-in-law.

Director Independence

Our Board, in the exercise of its reasonable business judgment, has determined that each of the Company’s three non-employee directors qualifies as an independent director pursuant to Rule 5605(a)(2) of Nasdaq Listing Rules and applicable SEC rules and regulations.

Our Board has also determined that Messrs. John P. Cahill, Gary M. Metzger and Steven K. Nelson meet the independence requirements under Rule 5605(c)(2) of the listing rules of the Nasdaq Stock Market, LLC (the “Nasdaq Listing Rules”) and the heightened independence requirements for Audit Committee members under Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). Our Board has also determined that Messrs. John P. Cahill, Gary M. Metzger and Steven K. Nelson meet the heightened independence requirements for Compensation Committee members under Rule 5605(d)(2) of the Nasdaq Listing Rules and Rule 10C-1 under the Exchange Act.

In determining directors’ independence, the Board considered among other things, the transactions disclosed in Item 13. Certain Relationships and Related Transactions, and Director Independence.

Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee of the Board consisting of three members. The current members of our Audit Committee are Mr. Nelson, Chair, and Messrs. Cahill and Metzger. The Board has determined that Mr. Nelson qualifies as the “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during our fiscal year ended March 31, 2021, except one Form 3 for Jay Puchir in connection with his appointment as the Company’s Chief Accounting Officer and three Form 4’s for each of Steven Nelson, Gary Metzger and John Cahill reporting quarterly option grants to non-employee directors, not timely filed due in each case to an administrative error.

Code of Ethics

We have adopted a Code of Ethics as defined in Item 406 of Regulation S-K, which code applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. All directors, officers, and other employees are expected to be familiar with the Code of Ethics and to adhere to the principles and procedures set forth therein. The Code of Ethics forms the foundation of a comprehensive program that requires compliance with all corporate policies and procedures and seeks to foster an open relationship among colleagues that contributes to good business conduct and an abiding belief in the integrity of our employees. Our policies and procedures cover all areas of professional conduct, including employment policies, conflicts of interest, intellectual property, and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business.

Directors, officers, and other employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics. The full text of the Code of Ethics is available on our website at https://www.ecoarkusa.com/investor-relations. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our Code of Ethics by posting such amendment or waiver on our website.

Item 11. Executive Compensation.

Summary Compensation Table

The following information is related to the compensation paid, distributed or accrued by us for the fiscal years ended March 31, 2021 and 2020 to the Chief Executive Officer (principal executive officers) serving during the last fiscal year and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary(1)		Option Awards (2)		Total
Randy S. May	2021	$333,333	(3)	˗		$333,333
Chairman of the Board and Chief Executive Officer	2020	$200,000		$165,137	(4)	$365,137

Peter Mehring	2021	$200,000		-		$200,000
President, Chief Executive Officer and President of Zest Labs, Inc.	2020	$200,000		$1,229,690	(5)	$1,449,690

William B. Hoagland (6)	2021	$183,750		˗		$183,750
Chief Financial Officer and Secretary	2020	115,156	(7)	-		115,156

(1)	We periodically review, and may increase, base salaries in accordance with the Company’s normal annual compensation review for each of our named executive officers.

(2)	Amounts reported represent the aggregate grant date fair value of awards and are calculated utilizing the provisions of Accounting Standards Codification 718 “Compensation — Stock Compensation.” See Note 1 to the consolidated financial statements of the Company contained in Item 8 of this Annual Report on Form 10-K for information regarding the assumptions underlying the valuation of equity awards.

(3)	Effective July 29, 2020, Mr. May’s annual base salary was increased from $200,000 to $400,000.

(4)	Represents 50,000 stock options granted to Mr. May for services as an employee.

(5)	Represents 200,000 stock options granted to Mr. Mehring for services as an employee.

(6)	Mr. Hoagland has served as the principal financial officer since June 1, 2019.

(7)	Effective September 18, 2020, Mr. Hoagland’s annual base salary was increased from $180,000 to $270,000.

Employment, Severance, Separation and Change in Control Agreements

Peter Mehring

The Employment Agreement with Mr. Mehring effective August 15, 2013, as amended, provides that he will receive an annual base salary of $200,000 and is eligible to participate in regular health insurance, bonus, and other employee benefit plans established by Ecoark.

The Employment Agreement includes standard confidentiality and non-complete obligations. The Employment Agreement also contains severance benefit provisions in the event that Mr. Mehring’s employment is terminated without “Cause” (as defined therein) or Mr. Mehring terminates his employment for “Good Reason” within 12 months following a “Change in Control” (as defined therein). If Mr. Mehring’s employment is terminated without “Cause,” he is entitled to receive an amount equal to six months base salary. If he terminates his employment for “Good Reason” within 12 months following a “Change in Control,” Mr. Mehring is entitled to receive an amount equal to six months base salary and accelerated vesting of a portion of the non-vested options or shares.

Outstanding Equity Awards at March 31, 2021

The following table presents information concerning equity awards held by our Named Executive Officers as of March 31, 2021:

	Number of Securities Underlying	Number of Securities Underlying		Option Awards
Name	Unexercised Options (#) Exercisable	Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Randy S. May	50,000	--		4.55	12/31/2029
Peter Mehring	571,625	100,875	(1)	13.00	10/23/2027
	100,000	100,000	(2)	2.50	10/3/2029
William B. Hoagland	--	--		--	--

(1)	Remainder vests on October 13, 2021.

(2)	Remainder vests in two equal annual installments on October 3, 2021 and October 3, 2022.

Directors’ Compensation

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Beginning with the fiscal quarter ended June 30, 2018, each non-employee director receives each quarter a stock option award with a Black-Scholes value of $25,000. Additional options may be granted for placement and attendance at committee meetings. These stock options are fully vested as of the grant date and have an exercise price equal to the fair market value of the Company’s common stock on the last day of the fiscal quarter.

The following table sets forth the compensation earned by our non-employee directors for service during the fiscal year ended March 31, 2021. See “Summary Compensation Table” for the discussion of compensation paid to, or accrued for, Messrs. May and Mehring.

Name	Option Awards ($)(1)	Total ($)
John P. Cahill	100,000	100,000
Gary Metzger	100,000	100,000
Steven K. Nelson	100,000	100,000

(1)	Amounts reported represent the aggregate grant date fair value of awards computed in accordance with ASC 718 “Compensation — Stock Compensation.” See Note 1 to the consolidated financial statements of the Company contained in Item 8 of this Annual Report on Form 10-K for information regarding the assumptions underlying the valuation of equity awards.

(2)	The table below sets forth the shares of unexercised options held by each of our non-employee directors outstanding as of March 31, 2021, adjusted to give effect to the one-for-five reverse stock split effective December 17, 2020:

Name	Aggregate Number of Option Awards Outstanding at March 31, 2021
John P. Cahill	95,967
Gary Metzger	105,018
Steven K. Nelson	105,018

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table contains information about the 2013 Incentive Stock Plan and the 2017 Omnibus Incentive Plan as of March 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2013 Incentive Stock Plan	346,497	$13.00	214,708
2017 Omnibus Incentive Plan	444,891	8.24	222,254
Equity compensation not approved by stockholders	1,649,625	6.84	-
Total	2,441,013	$7.96	436,962

(1)	Represents non-qualified stock options not granted under any existing equity compensation plans.

Security ownership of certain beneficial owners and management

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of June 15, 2021 by (i) those persons known by the Company to be owners of more than 5% of the Company’s outstanding common stock, (ii) each director, (iii) each Named Executive Officer (as such term is defined in Item 402(m)(2) of Regulation S-K under the Exchange Act), and (iv) the Company’s current executive officers and directors as a group. Unless otherwise specified in the notes to the below table, the address for each person is: c/o Ecoark Holdings, Inc., 303 Pearl Parkway Suite 200, San Antonio, TX 78215, Attention: Corporate Secretary.

Title of Class	Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)
Named Executive Officers and Directors:
Common Stock,	Randy S. May (2)	646,000	2.82%
Common Stock	John P. Cahill (3)	96,886	*
Common Stock	Peter Mehring (4)	590,877	2.53%
Common Stock	Gary Metzger (5)	872,763	3.81%
Common Stock	Steven K. Nelson (6)	112,168	*
Common Stock	William B. Hoagland (7)	550,000	2.41%
Common Stock	All directors and all executive officers as a group (7 persons) (8)	2,868,694	12.10%
5% Stockholders:
Common Stock	Nepsis, Inc. (9)	2,647,871	11.60%

*	Less than 1%.

(1)

Applicable percentages are based on 22,820,573 shares of common stock outstanding as of June 15, 2021. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of convertible notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.

(2)	Mr. May is our Chairman of the Board and Chief Executive Officer. Includes 50,000 vested stock options.
(3)	Mr. Cahill is a director. Includes 919 shares held by the Pataki-Cahill Group, LLC and 95,967 vested stock options.
(4)	Mr. Mehring is our President and Chief Executive Officer and President of Zest Labs, Inc. Includes 571,625 vested stock options.
(5)	Mr. Metzger is a director. Includes 200,000 shares held by Gary Metzger Irrevocable Trust and 105,018 vested stock options.
(6)	Mr. Nelson is a director. Includes 105,018 vested stock options.
(7)	Mr. Hoagland is our Chief Financial Officer.
(8)	This amount represents beneficial ownership by all directors and all current executive officers of the Company including those who are not Named Executive Officers under the SEC’s disclosure rules. Includes 877,628 vested stock options.
(9)	The address is 8674 Eagle Creek Circle, Minneapolis, MN 55378. Based solely on the information contained in a Schedule 13D/A filed on January 20, 2021. According to that Schedule 13D/A, Nepsis, Inc. has the sole dispositive power over all reported shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Set forth below is the description of transactions since April 1, 2019, to which the Company has been a party, in which the amount involved exceeded $120,000, and in which any of our directors, executive officers, beneficial owners of 5% or more of our Common Stock and certain other related persons had a direct or indirect material interest, other than compensation arrangements described in this Form 10-K under “Executive Compensation” or “Director Compensation.” Unless otherwise indicated, share amounts and stock prices have been adjusted to give effect to the 1-for-5 reverse stock split effective December 17, 2020.

On May 31, 2019 the Company entered into an Agreement and Plan of Merger with Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”) pursuant to which the Company acquired 100% of Trend Holdings in a merger with the Company as the surviving entity. Pursuant to the merger, the 1,000 issued and outstanding shares of common stock of Trend Holdings were converted into 1,100,000 shares of the Company’s Common Stock with an approximate dollar value of $16,775,000 based on the closing price per share of Common Stock of $15.25 on the closing date of the merger. William B. Hoagland, the Company’s Chief Financial Officer, was President and a principal stockholder of Trend Holdings and received 550,000 shares of Common Stock, having a total value of $8,387,500, pursuant to the merger.

Jay Puchir, the Company’s Treasurer, served as a consultant to the Company from May 2019 to March 2020 and was paid solely in stock options totaling 40,000 stock options at an exercise price of $3.15 per share. In addition, any outstanding notes with Mr. Puchir have been repaid as of March 31, 2021 along with all accrued interest.

Gary Metzger, a director, advanced approximately $328,000 to the Company through March 31, 2021, under the terms of a note payable that bears 10% simple interest per annum, and the principal balance along with accrued interest was payable July 30, 2020 or upon demand. Interest expense on the notes through March 31, 2021 was approximately $59,000 and the Company repaid $51,000 in interest leaving $8,000 in accrued interest at March 31, 2021. In addition, the Company assumed approximately $250,000 in notes entered into in March 2020 which remains outstanding at March 31, 2021. The Company incurred $37,000 in interest expense and repaid $28,000 in interest leaving $9,000 in accrued interest at March 31, 2021 via the acquisition of Banner Midstream Corp. (“Banner Midstream”) from Mr. Metzger at 15% interest. Mr. Metzger has waived any default provisions in the note and will accept a repayment of all outstanding principal and interest when the Company elects to make payment.

On March 27, 2020, the Company issued 1,789,041 shares of its common stock to Banner Energy Services, Inc. (“Banner Energy”) and assumed approximately $11,774,000 in debt and lease liabilities of Banner Midstream. The Company’s Chief Executive Officer and another director, John Cahill, recused themselves from all board discussions on the acquisition of Banner Midstream as they were stockholders and/or noteholders of Banner Midstream. The transaction was approved by all of the disinterested members of the Board. The Chairman and CEO of Banner Energy is the Treasurer of the Company and Chief Executive Officer and President of Banner Midstream. Included in the shares issued in this transaction, John Cahill received 164,384 shares of common stock and Jay Puchir received 547,945 shares of common stock. At the time of this transaction, Mr. Cahill and his brother were also members of Shamrock Upstream Energy LLC, a subsidiary of Banner Midstream.

In the Banner Midstream acquisition, Randy S. May, Chief Executive Officer and Chairman, was the holder of approximately $1,242,000 in notes payable by Banner Midstream and its subsidiaries, which were assumed by the Company in the transaction. Additionally, Mr. May held a note payable by Banner Energy in the amount of $2,000,000 in principal and accrued interest, which was converted into 2,739,726 shares of Common Stock (on a pre-reverse stock split basis) as a result of the transaction. Neither of these amounts remain outstanding.

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees paid by us to RBSM for professional services rendered in connection with the audit of the Company’s consolidated financial statements for the years ended March 31, 2021 and 2020.

	2021	2020
Audit fees(1)	$202,500	$120,000
Audit-related fees	-	-
Tax Fees	-	-
All other fees	-	-
Total	$202,500	$120,000

(1)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

●	Ecoark Holdings, Inc. and Subsidiaries Consolidated Balance Sheets at March 31, 2021 and 2020

●	Ecoark Holdings, Inc. and Subsidiaries Consolidated Statements of Operations for Fiscal Years Ended March 31, 2021 and 2020

●	Ecoark Holdings, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for March 31, 2021 and 2020

●	Ecoark Holdings, Inc. and Subsidiaries Consolidated Statements of Cash Flows for Fiscal Years Ended March 31, 2021 and 2020

●	Ecoark Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger between the Company and Trend Holdings, dated May 31, 2019	8-K	6/6/19	2.1
2.2	Stock Purchase and Sale Agreement, dated March 27, 2020, by and between the Company and Banner Energy Services Corp.	8-K	4/2/20	10.1
2.3	Asset Purchase Agreement by and among the Company, White River E&P LLC, Rabb Resources, Ltd. and Claude Rabb, dated August 14, 2020*	8-K	8/20/20	2.1
3.1	Articles of Incorporation, as amended	10-Q	2/12/21	3.1
3.2	Amended and Restated Bylaws	8-K	4/28/17	3.1
10.1	Magnolia Solar Corporation 2013 Incentive Stock Plan+	S-8	2/7/13	4.1
10.2	Offer Letter, dated August 12, 2013, by and between Intelleflex Corporation and Peter Mehring+				Filed
10.3	Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, effective June 13, 2017+	S-8	6/14/17	99.1
10.4	Form of Stock Option Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan+	8-K	6/20/17	10.2
10.5	Form of Restricted Stock Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan+	8-K	6/20/17	10.3
10.6	Form of Restricted Stock Unit Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan+	8-K	6/20/17	10.4
10.7	Form of Letter Agreement, dated January 26, 2020, by and between the Company and various purchasers named therein	8-K	1/30/20	10.1
10.8	Form of Replacement Warrant, dated January 27, 2020	8-K	1/30/20	10.2
10.9	Employment Agreement, dated March 27, 2020, by and between Banner Midstream Corp and Jay Puchir+				Filed
10.10	Form of Letter Agreement, dated as of May 9, 2020, by and between the Company and various purchasers named therein	8-K	5/11/20	10.1
10.11	Form of Replacement Warrant	8-K	5/11/20	10.2
10.12	Agreement and Assignment of Oil, Gas and Mineral Lease dated September 3, 2020	10-Q	2/12/21	10.1
10.13	Agreement and Assignment of Oil, Gas and Mineral Lease, dated October 9, 2020	10-Q	2/12/21	10.2
10.14	Participation Agreement dated October 9, 2020, by and between the Company, BlackBrush Oil & Gas, LP and White River SPV 3 LLC*	10-Q	2/12/21	10.3
10.15	Engagement Agreement, dated December 23, 2020, by and between the Company and H.C. Wainwright & Co., LLC	8-K	12/30/20	10.2
10.16	Form of Securities Purchase Agreement, dated December 29, 2020, by and between the Company and the Purchaser*	8-K	12/30/20	10.1
10.17	Form of Warrant, dated December 31, 2020	8-K	12/30/20	4.1
10.18	Form of Placement Agent Warrant, dated December 31, 2020	8-K	12/30/20	4.2
10.19	Consulting Agreement between the Company, Centrecourt Asset Management LLC and Richard Smithline dated March 2, 2021	8-K	3/8/21	10.1

14.1	Code of Ethics	8-K	2/3/21	14.1
21.1	List of Subsidiaries	S-1/A	7/23/21	21.1
23.1	Consent of Independent Registered Public Accounting Firm				Filed
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

+	Management contract or compensatory plan or arrangement.

*	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Ecoark Holdings, Inc., 303 Pearl Parkway Suite #200, San Antonio, Texas 78215.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOARK HOLDINGS, INC.
(Registrant)

By:	/s/ Randy S. May
Randy S. May
Chief Executive Officer

SIGNATURE	TITLE	DATE

/s/ Randy S. May	Chairman of the Board and Chief Executive Officer	June 30, 2021
Randy S. May	(Principal Executive Officer)

/s/ William B. Hoagland	Chief Financial Officer	June 30, 2021
William B. Hoagland	(Principal Financial Officer)

/s/ Jim Galla	Chief Accounting Officer	June 30, 2021
Jim Galla	(Principal Accounting Officer)

/s/ Steven K. Nelson	Director	June 30, 2021
Steven K. Nelson

/s/ Peter Mehring	Director	June 30, 2021
Peter Mehring

/s/ Gary Metzger	Director	June 30, 2021
Gary Metzger

/s/ John Cahill	Director	June 30, 2021
John Cahill