Form 10-Q
period 2021-06-30
Ecoark Holdings, Inc.
filed 2021-08-13
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-53361

ECOARK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0680177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Pearl Parkway, Suite 200, San Antonio, TX	78215
(Address of principal executive offices)	(Zip Code)

(800) 762-7293

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	ZEST	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

As of August 13, 2021, there were 26,349,099 shares of common stock, par value $0.001 per share, outstanding.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 (UNAUDITED) AND MARCH 31, 2021

(in thousands, except per share data)

	JUNE 30,	MARCH 31,
	2021	2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash ($85 and $85 pledged as collateral for credit as of June 30, 2021 and March 31, 2021, respectively and $250 restricted as of June 30, 2021 and March 31, 2021, respectively)	$842	$1,316
Accounts receivable, net of allowance of $209 and $109 as of June 30, 2021 and March 31, 2021, respectively	1,047	1,136
Inventories - Crude Oil	115	122
Prepaid expenses and other current assets	2,603	1,995

Total current assets	4,607	4,569

NON-CURRENT ASSETS:
Property and equipment, net	3,714	3,695
Intangible assets, net	1,978	2,065
Oil and gas properties, full cost-method	11,908	12,352
Capitalized drilling costs, net of depletion	2,293	2,567
Goodwill	10,225	10,225
Right of use assets - financing leases	409	445
Right of use assets - operating leases	456	479
Non-current assets of discontinued operations	-	194

Total non-current assets	30,983	32,022

TOTAL ASSETS	$35,590	$36,591

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$3,192	$3,614
Accrued liabilities	4,005	3,591
Warrant derivative liabilities	2,813	7,213
Current portion of long-term debt	953	1,056
Note payable - related parties	578	578
Current portion of lease liability - financing leases	142	141
Current portion of lease liability - operating leases	218	212
Current liabilities of discontinued operations	-	9

Total current liabilities	11,901	16,414

NON-CURRENT LIABILITIES
Lease liability - financing leases, net of current portion	259	295
Lease liability - operating leases, net of current portion	276	309
Long-term debt, net of current portion	901	1,012
Asset retirement obligations	1,563	1,532

Total non-current liabilities	2,999	3,148

Total Liabilities	14,900	19,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT) (Numbers of shares rounded to thousands)
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	-	-
Common stock, $0.001 par value, 30,000 shares authorized, 22,840 and 22,723 shares issued and 22,840 and 22,705 shares outstanding as of June 30, 2021 and March 31, 2021, respectively	23	23
Additional paid in capital	168,690	167,588
Accumulated deficit	(146,352)	(148,911)
Treasury stock, at cost	(1,671)	(1,671)

Total stockholders’ equity	20,690	17,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,590	$36,591

See notes to consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(in thousands, except per share data)

	THREE MONTHS ENDED JUNE 30,
	2021	2020
	(unaudited)	(unaudited)
CONTINUING OPERATIONS:
REVENUES	$6,879	$2,313
COST OF REVENUES	3,942	1,093
GROSS PROFIT	2,937	1,220

OPERATING EXPENSES
Salaries and salaries related costs	1,569	2,012
Professional and consulting fees	137	262
Oilfield supplies and repairs	344	5
Selling, general and administrative costs	2,272	605
Depreciation, amortization, depletion, and accretion	1,016	301
Research and development	-	230

Total operating expenses	5,338	3,415

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(2,401)	(2,195)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	4,945	(17,393)
Gain (loss) on exchange of warrants for common stock	-	1,630
Loss on conversion of long-term debt and accrued expenses	-	(2,194)
Gain (loss) on disposal of fixed assets	-	(105)
Loss on abandonment of oil and gas property	-	(83)
Gain on disposal of ARO related to sale of oil and gas property	7	-
Gain on sale of oil and gas property	592	-
Interest expense, net of interest income	(584)	(841)

Total other income (expense)	4,960	(18,986)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	2,559	(21,181)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-
Gain on disposal of discontinued operations	-	-

Total discontinued operations	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	2,559	(21,181)

BENEFIT (PROVISION) FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$2,559	$(21,181)

NET INCOME (LOSS) PER SHARE - BASIC	$0.112	$(1.154)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	22,804	18,357

NET INCOME (LOSS) PER SHARE - DILUTED	$0.097	$(1.154)

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	26,372	18,357

See notes to consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(Dollar amounts and number of shares in thousands)

					Additional
	Preferred		Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total
Balance - March 31, 2020	1	$-	17,175	$17	$135,424	$(128,023)	$(1,671)	$5,747

Shares issued in the exercise of warrants, net of expenses	-	-	1,531	2	6,674	-	-	6,676
Shares issued in the exercise of stock options	-	-	89	-	349	-	-	349
Shares issued in conversion of debt and accrued interest	-	-	524	1	3,941	-	-	3,942
Shares issued in conversion of accounts payable and accrued expenses	-	-	93	-	677	-	-	677
Conversion of preferred shares (Series C) to common shares	(1)	-	308	-	-	-	-	-
Share-based compensation	-	-	-	-	1,114	-	-	1,114

Net loss for the period	-	-	-	-	-	(21,181)	-	(21,181)

Balance - June 30, 2020	-	$-	19,720	$20	$148,179	$(149,204)	$(1,671)	$(2,676)

Balance - March 31, 2021	-	$-	22,705	$23	$167,588	$(148,911)	$(1,671)	$17,029

Shares issued in the exercise of stock options, including cashless exercises	-	-	20	-	28	-	-	28
Shares issued for services rendered	-	-	115	-	675	-	-	675
Share-based compensation	-	-	-	-	399	-	-	399

Net income for the period	-	-	-	-	-	2,559	-	2,559

Balance - June 30, 2021	-	$-	22,840	$23	$168,690	$(146,352)	$(1,671)	$20,690

The accompanying notes are an integral part of these consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(in thousands, except per share data)

	2021	2020
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVIITIES
Net income (loss)	$2,559	$(21,181)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization, depletion, and accretion	1,016	301
Share-based compensation	399	1,114
Bad debt, net of recovery	-	41
Change in fair value of derivative liabilities	(4,945)	17,393
(Gain) on disposal of ARO related to sale of oil and gas property	(7)	-
(Gain) loss on exchange of warrants	-	(1,630)
Common shares issued for services	675	-
(Gain) loss on sale of fixed assets	-	105
Loss on abandonment of oil and gas property	-	83
Warrants granted for interest expense	545	524
(Gain) loss on conversion of debt and liabilities to common stock	-	2,194
Amortization of debt discount	-	149
Changes in assets and liabilities
Accounts receivable	89	(118)
Inventory	7	(248)
Prepaid expenses and other current assets	(608)	(1,262)
Amortization of right of use asset - financing leases	36	39
Amortization of right of use asset - operating leases	23	20
Interest on lease liability - financing leases	(35)	(34)
Interest on lease liability - operating leases	(27)	(21)
Accounts payable	(431)	(52)
Accrued liabilities	414	(252)
Total adjustments	(2,849)	18,346
Net cash used in operating activities of continuing operations	(290)	(2,835)
Net cash used in discontinued operations	-	(2)
Net cash used in operating activities	(290)	(2,837)

CASH FLOWS FROM INVESTING ACTIVITES
Advance of note receivable	-	(200)
Purchases of oil and gas properties, net of asset retirement obligations	-	(2)
Proceeds from the sale of fixed assets	2	43
Purchase of fixed assets	-	(50)
Net cash provided by (used in) investing activities	2	(209)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from exercise of warrants, net of fees	-	6,677
Proceeds from exercise of stock options	28	349
Proceeds from notes payable - related parties	-	400
Repayments of notes payable - related parties	-	(1,042)
Proceeds from long-term debt	-	1,869
Repayment of long-term debt	(214)	(3,554)
Repayment to prior owners	-	(266)
Net cash (used in) provided by financing activities	(186)	4,433

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(474)	1,387

CASH AND RESTRCITED CASH - BEGINNING OF PERIOD	1,316	406

CASH AND RESTRICTED CASH - END OF PERIOD	$842	$1,793

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$23	$333
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:
Reclassification of assets of discontinued operations to current operations in fixed assets	$194	$-
Preferred stock converted into common stock	$-	$2
Conversion of long-term debt and notes payable and accrued interest into common stock	$-	$3,942
Conversion of accounts payable and accrued liabilities into common stock	$-	$677

See notes to consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

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
JUNE 30, 2021

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
JUNE 30, 2021

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

Trend formed three subsidiaries, Bitstream Mining, LLC, a Texas Limited Liability Corp. on May 16, 2021, ReStream Processing LLC, a Texas Limited Liability Corp. on May 16, 2021, and Trend Discovery Exploration LLC, a Texas Limited Liability Corp. on May 27, 2021.

The Company plans to enter the digital asset mining business through its newly formed wholly-owned subsidiary BitStream Mining LLC (“BitStream”). The Company expects that BitStream will deploy and operate modularized data centers with the sole purpose of mining digital assets, with Bitcoin as the main focus. The Company anticipates powering these data centers by acquiring a long-term power contract to purchase electric power from the electric grid in Texas. Once the business is operational, the Company intends to continuously add data center platforms by reinvesting cash and potentially utilizing leverage in order to scale operations. All data centers will be remotely managed with onsite personnel for servicing and troubleshooting any operational issues. BitStream plans to utilize the energy to power its energy intensive operations of digital asset mining. Additionally, if Texas experiences another power shortage during the winter or summer months from extreme weather conditions, the Company would be able to arbitrage power at favorable margins.

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

The unaudited condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and do not contain certain information included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Therefore, the interim unaudited condensed consolidated financial statements should be read in conjunction with that Annual Report on Form 10-K.

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

Reclassifications

The Company has reclassified certain amounts in the June 30, 2020 unaudited condensed consolidated financial statements to be consistent with the June 30, 2021 presentation.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

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

There was $718 and $53 in depreciation, depletion and amortization expense for the Company’s oil and gas properties for the three months ended June 30, 2021 and 2020, respectively.

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting period, to perform a test to determine the limit on the book value of our oil and gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, the excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to Staff Accounting Bulletin (“SAB”) 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of June 30, 2021 and there was no indication of impairment on the oil and gas properties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

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

Accounting for Asset Retirement Obligation

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. The Company determined its ARO by calculating the present value of the estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties or to exploration costs in cost of revenue.

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

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software as a service (“SaaS”) contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty-day payment terms from when the Company satisfies the performance obligation in the contract. The Company did not have material revenue from software license agreements in the three months ended June 30, 2021 and 2020, respectively.

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
JUNE 30, 2021

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

For Pinnacle Frac, accounts receivable is comprised of unsecured amounts due from customers that have been conveyed to a factoring agent without recourse. Pinnacle Frac receives an advance from the factoring agent of 98% of the amount invoiced to the customer within one business day. The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 2% finance charge by the factoring agent, and realizes cash for the 98% net proceeds received. The Company has recognized an allowance for doubtful accounts of $209 and $109 as of June 30, 2021 and March 31, 2021, respectively.

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
JUNE 30, 2021

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

Liquidity

For the three months ended June 30, 2021 and 2020, the Company had a net income (loss) of $2,559 and ($21,181), respectively, has a working capital deficit of $7,294 and $11,845 as of June 30, 2021 and March 31, 2021, and has an accumulated deficit as of June 30, 2021 of $146,352. As of June 30, 2021, the Company has $842 in cash and cash equivalents. The Company alleviated the substantial doubt regarding this uncertainty as of March 31, 2020 which continues to be alleviated at June 30, 2021 as a result of the Company’s acquisition of Banner Midstream on March 27, 2020, coupled with the raising of funds through the exercise of warrants, options and common stock during the year ended March 31, 2021 and through the three months ended June 30, 2021.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

Impact of COVID-19

The COVID-19 pandemic previously had a profound effect on the U.S. and global economy and may continue to affect the economy and the industries in which we operate, depending on the vaccine rollouts and the emergence of virus mutations.

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets included in this Form 10-Q in contrast to the material impact it had in the prior fiscal year.

Because the federal government and some state and local authorities are reacting to the current Delta variant of COVID-19, it is creating uncertainty on whether these actions could disrupt the operation of the Company’s business and have an adverse effect on the Company. The extent to which the COVID-19 outbreak may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small business are eligible for a loan to fund payroll expenses, rent and related costs. We had received funding under the PPP, and a majority of that has been forgiven.

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

As of April 1, 2021, all of the equipment assets and accounts payable of Pinnacle Vac were transitioned into Capstone to continue servicing the debt. As a result, there are no assets or liabilities of discontinued operations that remain, and no income or loss from discontinued operations for the three months ended June 30, 2021 and 2020.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

NOTE 3: REVENUE

The following table disaggregates the Company’s revenue by major source for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)
Revenue:
Financial Services	$148	$90
Oil and Gas Production	1,568	151
Transportation Services	5,040	1,974
Fuel Rebate	97	46
Equipment Rental	26	52
	$6,879	$2,313

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

NOTE 4: INVENTORIES

The Company’s inventory as of June 30, 2021 and March 31, 2021 of $115 and $122, respectively, consisted of crude oil of approximately 4,721 and 6,198 barrels of unsold crude oil, respectively, using the lower of cost (LIFO) or net realizable value.

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

On August 14, 2020, the Company entered into an Asset Purchase Agreement with Rabb Resources, LTD. which included the acquisition of real property. The purchase price for this acquisition was $3,500, of which $1,196 was paid in cash (after applying the outstanding principal of the note receivable and accrued interest receivable against the $1,500 agreed upon cash consideration) and the balance was paid in common stock of the Company. The Company accounted for this acquisition as an asset purchase (see Note 16). There were no amounts outstanding as of June 30, 2021 and March 31, 2021, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021
	(unaudited)
Zest Labs freshness hardware	$2,493	$2,493
Computers and software costs	222	222
Land	140	140
Buildings	236	236
Leasehold improvements – Pinnacle Frac	18	18
Machinery and equipment – Technology	200	200
Machinery and equipment – Commodities	3,577	3,385
Total property and equipment	6,886	6,694
Accumulated depreciation and impairment	(3,172)	(2,999)
Property and equipment, net	$3,714	$3,695

As of June 30, 2021 and 2020, the Company performed an evaluation of the recoverability of these long-lived assets. The analysis resulted in no impairment as of related to these assets.

On April 1, 2021, the Company placed back in service equipment of $201 with accumulated depreciation of $7 which were part of discontinued operations related to Pinnacle Vac. These assets are equipment related to Capstone who is servicing the debt related to the assets.

The Company in April 2021 traded in a truck with a value of $5 for a new truck with a value of $3, and received cash of $2 in the exchange.

Depreciation expense for the three months ended June 30, 2021 and 2020 was $173 and $170, respectively.

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of June 30, 2021 and March 31, 2021:

	June 30, 2021	March 31, 2021
	(unaudited)
Patents	$1,013	$1,013
Customer relationships	2,100	2,100
Non-compete agreements – Banner Midstream	250	250
Outsourced vendor relationships	1,017	1,017
Non-compete agreements – Zest Labs	340	340
Total intangible assets	4,720	4,720
Accumulated amortization and impairment	(2,742)	(2,655)
Intangible assets, net	$1,978	$2,065

In the acquisition of Banner Midstream, the Company acquired the customer relationships and non-compete agreements valued at $2,350. The estimated useful lives of the customer relationships is ten years based on the estimated cash flows from those customer contracts, and the estimated useful lives of the non-compete agreement is five years amortized over a straight-line method.

Amortization expense for the three months ended June 30, 2021 and 2020 was $87 and $71, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

The following is the future amortization of the intangibles as of June 30:

2022	$326
2023	259
2024	265
2025	251
2026	215
Thereafter	662
$1,978

In addition to the statutory based intangible assets noted above, the Company recorded a total of $10,225 of goodwill in connection with the purchase of Trend and Banner Midstream.

Accordingly, goodwill was as follows as of June 30, 2021:

Acquisition – Trend Discovery	$3,223
Acquisition – Banner Midstream	7,002
Goodwill – March 31, 2021	$10,225

The Company assessed the criteria for impairment, and there were no indicators of impairment present as of June 30, 2021, and therefore no impairment is necessary.

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2021	March 31, 2021
	(unaudited)
Professional fees and consulting costs	$75	$801
Vacation and paid time off	133	107
Legal fees	66	86
Compensation	298	734
Interest	82	65
Insurance	2,293	1,013
Other	1,058	785
Total	$4,005	$3,591

During the year ended March 31, 2021, the Company converted $1,228 of amounts due to prior owners into shares of common stock which resulted in a loss on conversion of $1,248, and $814 was paid in cash in the year ended March 31, 2021.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

NOTE 9: WARRANT DERIVATIVE LIABILITIES

The Company issued common stock and warrants in several private placements (“Derivative Warrant Instruments”) and some of these warrants have been classified as liabilities. The Derivative Warrant Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

The Company identified embedded features in some of the warrant agreements which were classified as a liability. These embedded features included (a) the implicit right for the holders to request that the Company settle the warrants in registered shares. Since maintaining an effective registration of shares is potentially outside the control of the Company, these warrants were classified as liabilities as opposed to equity; (b) included the right for the holders to request that the Company cash settle the warrant instruments from the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Derivative Warrant Instruments on the date of the consummation of a fundamental transaction; and (c) certain price protections in the agreements. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as derivatives as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

On November 14, 2020, the Company granted 60 warrants, for the early conversion of a portion of the September 24, 2020 warrants, with a strike price of $7.75 per share with a term of two-years. The fair value of those warrants was estimated to be $251 at inception, and $150 as of June 30, 2021.

On December 30, 2020, the Company granted 889 warrants, in the direct registered offering under the effective Form S-3, with a strike price of $10.00 with a term of two-years (maturity January 2, 2023). The fair value of those warrants was estimated to be $4,655 at inception and $4,653 as of December 31, 2020. During the three months ended March 31, 2021, 176 warrants were exercised for $1,760, and no shares were exercised during the three months ended June 30, 2021. The fair value of the remaining warrants at June 30, 2021 is $1,609.

On December 30, 2020, the Company granted 62 warrants to the placement agent as additional compensation in connection with the registered direct offering closed December 31, 2020, exercisable at a strike price of $11.25 per share for a term of two-years (expiring January 2, 2023). The fair value of those warrants was estimated to be $308 at inception and $106 as of June 30, 2021.

The fair value of the 200 warrants that remain outstanding from the 250 warrants granted on September 24, 2020 as of June 30, 2021 is $403.

On June 30, 2021, the Company granted 200 warrants, subject to a purchase agreement entered into the same day with the warrant holder, with a strike price of $10.00 per share with a term of two-years. The fair value of those warrants was estimated to be $545 at inception, on June 30, 2021.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2021 and March 31, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on June 30, 2021 and March 31, 2021 and at inception:

	Three Months Ended June 30, 2021	Year Ended March 31, 2021	Inception
Expected term	–0.5 – 2 years	4.58 - 5 years	5.00 years
Expected volatility	112%	94 - 101%	91% - 107%
Expected dividend yield	-	-	-
Risk-free interest rate	0.61 - 1.74%	0.61 - 1.74%	1.50% - 2.77%
Market price	$3.25 - $12.95	$3.05 - $10.00

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

The Company’s remaining derivative liabilities as of June 30, 2021 and March 31, 2021 associated with warrant offerings are as follows. All fully extinguished warrants liabilities are not included in the chart below.

	June 30, 2021	March 31, 2021	Inception
Fair value of 200 (originally 250) September 24, 2020 warrants	$403	$1,349	$1,265
Fair value of 60 November 14, 2020 warrants	150	458	251
Fair value of 889 December 31, 2020 warrants	1,609	4,993	4,655
Fair value of 62 December 31, 2020 warrants	106	413	308
Fair value of 200 June 30, 2021 warrants	545	-	545
	$2,813	$7,213

During the three months ended June 30, 2021 and 2020 the Company recognized changes in the fair value of the derivative liabilities of $4,945 and $(17,393), respectively. In addition, the Company recognized $545 in derivative expense related to the June 30, 2021 warrants granted.

Activity related to the warrant derivative liabilities for the three months ended June 30, 2021 is as follows:

Beginning balance as of March 31, 2021	$7,213
Issuances of warrants – derivative liabilities	545
Warrants exchanged for common stock	(-)
Change in fair value of warrant derivative liabilities	(4,945)
Ending balance as of June 30, 2021	$2,813

Activity related to the warrant derivative liabilities for the year ended March 31, 2021 is as follows:

Beginning balance as of March 31, 2020	$2,775
Issuances of warrants – derivative liabilities	13,118
Warrants exchanged for common stock	(27,198)
Change in fair value of warrant derivative liabilities	18,518
Ending balance as of March 31, 2021	$7,213

NOTE 10: CAPITALIZED DRILLING COSTS AND OIL AND GAS PROPERTIES

Capitalized Drilling Costs

In January 2021, the Company commenced a drilling program on their Deshotel 24H well included in their proved reserves. The Company incurred $6,084 in costs related to this program of which $3,387 was expensed directly as drilling costs. The Company, pursuant to ASC 932 will amortize the remaining $2,697 of these costs, under the full-cost method based on the units of production method. Depletion expense for the three months ended June 30, 2021 for the capitalized drilling costs was $274. As of June 30, 2021, the capitalized drilling costs were $2,293. There were no such costs for the three months ended June 30, 2020.

Oil and Gas Properties

The Company’s holdings in oil and gas mineral lease (“OGML”) properties as of June 30, 2021 and March 31, 2021 are:

	June 30, 2021	March 31, 2021
	(unaudited)
Total OGML Properties Acquired	$11,908	$12,352

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

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

On May 13, 2021, the Company’s subsidiaries White River Energy LLC and White River Operating LLC entered into a Letter Agreement for a .60 of 8/8th Earned Working Interest with TSEA Partners LLC (“TSEA”) for their Harry O’Neal 20-10 lease in Holmes County, MS (“Letter Agreement”). Under the terms of the Letter Agreement, TSEA paid $600 to the Company to transfer the working interest to TSEA and TSEA received a $300 drilling or workover credit to use towards any authority for expenditure at Horseshoe Field. There were no amounts valued as oil and gas properties for this particular property, and as a result, the entire $600 is reflected as a gain on sale of property.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

The following table summarizes the Company’s oil and gas activities by classification for the three months ended June 30, 2021 and year ended March 31, 2021.

Activity Category	March 31, 2021	Adjustments (1)		June 30, 2021
Proved Developed Producing Oil and Gas Properties
Cost	$7,223		$-	$7,223
Accumulated depreciation, depletion and amortization	(739)		(444)	(1,183)
Changes in estimates	-		-	-
Total	$6,484		$(444)	$6,040

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$5,868		$-	$5,868
Changes in estimates	(-)		(-)	(-)
Total	$5,868	$	(-)	$5,868

Grand Total	$12,352		$(444)	$11,908

Activity Category	March 31, 2020	Adjustments (1)	March 31, 2021
Proved Developed Producing Oil and Gas Properties
Cost	$167	$737	$904
Accumulated depreciation, depletion and amortization	-	(739)	(739)
Changes in estimates	-	6,319	6,319
Total	$167	$6,317	$6,484

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$5,968	$6,219	$12,187
Changes in estimates	-	(6,319)	(6,319)
Total	$5,968	$(100)	$5,868

Grand Total	$6,135	$6,217	$12,352

(1)	Relates to acquisitions and dispositions of reserves.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

NOTE 11: LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2021 and March 31, 2021. All debt instruments repaid during the year ended March 31, 2021 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

	June 30, 2021	March 31, 2021
	(unaudited)
Note payable – Alliance Bank (a)	$976	$1,033
Commercial loan – Firstar Bank (b)	546	626
Auto loan 1 – Firstar Bank (c)	25	29
Auto loan 2 – Firstar Bank (d)	-	38
Auto loan 3 – Ally Bank (e)	31	34
Auto loan 4 – Ally Bank (f)	33	35
Auto loan 7 – Ally Bank (g)	58	69
Tractor loan 6 – Tab Bank (h)	165	180
Ecoark – PPP Loan (i)	19	24
Total long-term debt	1,853	2,068
Less: current portion	(953)	(1,056)
Long-term debt, net of current portion	$901	$1,012

(a)	Original loan date of June 14, 2019 with an original maturity date of April 14, 2020. The Company extended this loan for $1,239 at 4.95% with a new maturity date of April 14, 2025.

(b)	Original loan date of February 28, 2018, due December 31, 2021 at 4.75%.

(c)	On July 20, 2018, entered into a long-term secured note payable for $56 for a service truck maturing July 20, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2021.

(d)	On August 3, 2018, entered into a long-term secured note payable for $73 for a service truck maturing August 3, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. The collateral underlying the loan was stolen in March 2021, and the Company received an insurance settlement in May 2021 and promptly used those proceeds to pay off the remainder of the loan balance.

(e)	On July 18, 2018, entered into a long-term secured note payable for $56 for a service truck maturing August 17, 2024. The note is secured by the collateral purchased and accrued interest annually at 9.00% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2021.

(f)	On July 26, 2018, entered into a long-term secured note payable for $54 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2021.

(g)	On November 5, 2018, entered into four long-term secured notes payable for $140 maturing on November 5, 2021. The notes are secured by the collateral purchased and accrued interest annually at rates ranging between 6.89% and 7.87% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2021.

(h)	On November 7, 2018, entered into a long-term secured note payable for $301 maturing on November 22, 2023. The note is secured by the collateral purchased and accrued interest annually at 10.25% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2021.

(i)	PPP loan received by Ecoark Holdings Inc. in April 2020. Loan bears interest at 1% per annum and matures April 2022. On November 19, 2020, the Company received confirmation that $356 in principal and $2 in accrued interest has been forgiven, and this amount has been reflected in forgiveness of debt. The remaining $29, will be due in monthly installments of $2 through maturity in May 2022.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

The following is a list of maturities as of June 30:

2022	$953
2023	352
2024	315
2025	233
$1,853

During the three months ended June 30, 2021, the Company repaid $214 in long-term debt.

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

Interest expense on long-term debt during the three months ended June 30, 2021 and 2020 are $25 and $69, respectively.

NOTE 12: NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consisted of the following as of June 30, 2021 and March 31, 2021. All notes payable to related parties instruments repaid during the year ended March 31, 2021 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

	June 30, 2021	March 31, 2021
	(unaudited)
Ecoark Holdings Board Member (a)	$578	$578
Total Notes Payable – Related Parties	578	578
Less: Current Portion of Notes Payable – Related Parties	(578)	(578)
Long-term debt, net of current portion	$—	$—

(a)	A board member advanced $578 to the Company through March 31, 2020, under the terms of notes payable that bears interest at rates ranging between 10% and 15% interest per annum. Interest expense on the notes for the three months ended June 30, 2021 and 2020 was $18 and $18, respectively, and $35 is accrued as of June 30, 2021.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

NOTE 13: STOCKHOLDERS’ EQUITY (DEFICIT)

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock, par value $0.001. The Company has designated Series B and C out of the total Preferred Shares authorized.

The Company has entered into agreements to issue preferred stock over the past several years. Currently as of June 30, 2021 and March 31, 2021, there are no shares of any series of preferred stock issued and outstanding. The remaining shares of preferred shares were converted during the year ended March 31, 2021.

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

In the three months ended June 30, 2021, the Company issued 115 shares of common stock valued at $675 which had been accrued for at March 31, 2021 in consulting fees under a contract entered into February 2, 2021. In addition, the Company issued 20 shares of common stock in exercise of stock options for cash ($28) and in a cashless exercise.

Share-based compensation expense of $399 and $1,114 is included in selling, general and administrative expense in the condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020, respectively for the 2013 Incentive Stock Plan, 2017 Omnibus Incentive Plan and for the Company’s Non-Qualified Stock Options. There were no expenses related to warrant grants in these periods.

As of June 30, 2021, 22,840 shares of common stock were issued and 22,723 shares of common stock were outstanding, net of 117 treasury shares.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

NOTE 14: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are presently involved in the following legal proceeding in Arkansas. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●	On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. We expect Walmart to continue to vigorously defend the litigation and to oppose the verdict in post-trial motions and an appeal. The Company has filed post-trial motions to add an award for their attorneys’ fees as the prevailing party in the litigation.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

NOTE 15: CONCENTRATIONS

Customer Concentration. Three and three customers, all in the commodity segment accounted for more than 10% of the accounts receivable balance at June 30, 2021 and March 31, 2021 for a total of 66% and 76% of accounts receivable, respectively. In addition, three and two customers represent approximately 88% and 81% of total revenues for the Company for the three months ended June 30, 2021 and 2020, respectively.

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

NOTE 16: ACQUISITIONS

The following represent acquisitions for the three months ended June 30, 2021 and year ended March 31, 2021.

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

The Company accounted for these acquisitions as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the Rabb Resources, LTD. historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

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
JUNE 30, 2021

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the three months ended June 30, 2021 and 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

	Level 1	Level 2	Level 3	Total Gains and (Losses)
June 30, 2021
Warrant derivative liabilities	-	-	$2,813	$4,945

March 31, 2021
Warrant derivative liabilities	-	-	$7,213	$(18,518)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

NOTE 18: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. As of June 30, 2021 and 2020, and for the three months ended June 30, 2021 and 2020, the Company operated in three segments. The segments are Financial Services (Trend Holdings), Technology (Zest Labs), and Commodities (Banner Midstream).

Three Months Ended June 30, 2021	Commodities	Financial	Technology	Total
Segmented operating revenues	$6,731	$148	$-	$6,879
Cost of revenues	3,942	-	-	3,942
Gross profit	2,789	148	-	2,937
Total operating expenses net of depreciation, amortization, depletion and accretion	3,514	154	654	4,322
Depreciation, amortization, depletion and accretion	960	-	56	1,016
Other (income) expense	(3,641)	(220)	(1,099)	(4,960)
Income (loss) from continuing operations	$1,956	$214	$389	$2,559

Segmented assets as of June 30, 2021
Property and equipment, net	$3,478	$-	$236	$3,714
Oil and Gas Properties/Capitalized drilling costs	$14,201	$-	$-	$14,201
Intangible assets, net	$1,978	$-	$-	$1,978
Goodwill	$7,002	$3,223	$-	$10,225
Capital expenditures	$-	$-	$-	$-

Three Months Ended June 30, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$2,223	$90	$-	$2,313
Cost of revenues	1,093	-	-	1,093
Gross profit	1,130	90	-	1,220
Total operating expenses net of depreciation, amortization, and impairment	2,066	129	919	3,114
Depreciation and amortization	238	-	63	301
Other expense	13,738	875	4,373	18,986
Loss from continuing operations	$(14,912)	$(914)	$(5,355)	$(21,181)

Segmented assets as of June 30, 2020
Property and equipment, net	$3,219	$-	$478	$3,697
Oil and Gas Properties/Capitalized drilling costs	$6,001	$-	$-	$6,001
Intangible assets, net	$2,279	$-	$-	$2,279
Goodwill	$7,002	$3,223	$-	$10,225
Capital expenditures	$50	$-	$-	$50

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

NOTE 19: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for their leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement. The Company had had only short-term leases up through the acquisition of Banner Midstream. The Company acquired a right of use asset and lease liability of $731 and $732, respectively on March 27, 2020. The Company recorded these amounts at present value, in accordance with the standard, using discount rates ranging between 2.5% and 11.36%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms ranging between 42 and 60 months. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for remeasurement. This lease will be treated as an operating lease under the new standard. In addition, the Company entered into a new 39 month operating lease for office space in September 2020, a new 36 month operating lease in March 2021, as well as two new 36 month operating leases in June 2021 which are all included in the right of use asset and lease liabilities.

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

The Company’s portfolio of leases contains both finance and operating leases that relate primarily to the commodity segment. As of June 30, 2021, the value of the unamortized lease right of use asset is $865, of which $409 is from financing leases (through maturity at June 30, 2024) and $456 is from operating leases (through maturity in May 31, 2024). As of June 30, 2021, the Company’s lease liability was $895, of which $401 is from financing leases and $494 is from operating leases.

Maturity of lease liability for the operating leases for the period ended June 30,
2022	$226
2023	$218
2024	$64
2025	$-
Imputed interest	$(14)
Total lease liability	$494

Disclosed as:
Current portion	$218
Non-current portion	$276

Maturity of lease liability for the financing leases for the period ended June 30,
2022	$151
2023	$147
2024	$118
2025	$-
Imputed interest	$(15)
Total lease liability	$401

Disclosed as:
Current portion	$142
Non-current portion	$259

Amortization of the right of use asset for the period ended June 30,
2022	$346
2023	$320
2024	$199
Total	$865

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three months ended June 30, 2021	Three months ended June 30, 2020
	(unaudited)	(unaudited)
Operating lease expense	$54	$20

Finance lease expense
Depreciation of capitalized finance lease assets	35	35
Interest expense on finance lease liabilities	3	4
Total lease cost	$92	$59

NOTE 20: ASSET RETIREMENT OBLIGATIONS

In conjunction with the approval permitting the Company to resume drilling in the existing fields, the Company has recorded an asset retirement obligation (“ARO”) based upon the plan submitted in connection with the permit. The ARO results from the Company’s responsibility to abandon and reclaim their net share of all working interest properties and facilities. The following table summarizes activity in the Company’s ARO for the three months ended June 30, 2021 and year ended March 31, 2021:

	June 30, 2021	March 31, 2021
	(unaudited)
Balance, beginning of period	$1,532	$295
Accretion expense	38	64
Reclamation obligations settled	-	-
Disposition due to sale of property	(7)	-
Additions	-	111
Changes in estimates	-	1,062
Balance, end of period	$1,563	$1,532

Total ARO at June 30, 2021 and March 31, 2021 shown in the table above consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation for the periods ended June 30, 2021 and March 31, 2021, respectively. These values are discounted to present value at 10% per annum for the periods ended June 30, 2021 and March 31, 2021. The Company disposed of a portion of one of their properties and wrote off the balance of ARO associated with that disposal of $7.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
JUNE 30, 2021

NOTE 21: RELATED PARTY TRANSACTIONS

On May 31, 2019 the Company entered into an Agreement and Plan of Merger with Trend Discovery Holdings Inc., a Delaware corporation (“Trend Holdings”) pursuant to which the Company acquired 100% of Trend Holdings in a merger with the Company as the surviving entity. Pursuant to the merger, the one thousand issued and outstanding shares of common stock of Trend Holdings were converted into 1,100 shares of the Company’s Common Stock with an approximate dollar value of $3,237 based on the closing price per share of Common Stock on the closing date of the merger. William B. Hoagland, the Company’s Chief Financial Officer, was President and a principal stockholder of Trend Holdings and received 550 shares of Common Stock, pursuant to the merger.

Jay Puchir, the Company’s Treasurer, served as a consultant to the Company from May 2019 to March 2020 and was paid solely in stock options totaling 40 stock options at an exercise price of $3.15 per share. In addition, any outstanding notes with Mr. Puchir have been repaid along with all accrued interest.

Gary Metzger, a director, advanced $578 to the Company through March 31, 2020, under the terms of notes payable that bears interest at rates ranging between 10% and 15% interest per annum.

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

NOTE 22: SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company had the following transactions:

On July 1, 2021, the Company entered into a Consulting Agreement with a consultant and issued the consultant 30 shares of common stock.

On July 15, 2021, the Company and its directors entered into a Settlement and Mutual Release resolving the legal fees it agreed to pay when it settled a class action that was settled without any financial consequences other than paying agreed upon legal fees. The Company paid $50 to the Plaintiff’s attorneys.

On August 6, 2021, the Company closed a $20,000 registered direct offering in which H.C. Wainwright LLC acted as the exclusive placement agent. The Company sold 3,478 shares of common stock and 3,478 warrants at $5.75 per share. The warrants will be exercisable for a three- and one-half-year period beginning when the Company increases its authorized common stock to 40,000 shares. The Company also issued the placement agent 243 warrants exercisable at $7.1875 per share over the same period as the investor warrants but expiring on the earlier of the three- and one-half year anniversary of the date the placement agent warrants first become exercisable and August 4, 2026. Further information on the offering and compensation to the placement agent is contained in the prospectus supplement dated August 4, 2021.

In order to have sufficient authorized capital to raise the $20,000, on August 4, 2021, a director of the Company agreed to cancel stock options in exchange for a lesser number of restricted stock units, subject to future vesting. In accordance with the restricted stock agreement, the director was granted 272 RSUs that vest over 12 quarterly increments, in exchange for cancelling 672 stock options. In addition, upon shareholder approval of an amendment to the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, this director will receive 64 additional RSUs.

On August 4, 2021, the Company’s common stock commenced trading on the Nasdaq Capital Market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2021.

Effective with the opening of trading on December 17, 2020, the Company implemented a one-for-five reverse split of its issued and outstanding common stock and a simultaneous proportionate reduction of its authorized common stock. All share and per share figures are reflected on a post-split basis herein.

Dollar amounts and number of shares in this Item 2 are expressed in thousands, except per share and per barrel amounts.

OVERVIEW

Ecoark Holdings is a diversified holding company, incorporated in the state of Nevada on November 19, 2007. Through Ecoark Holdings wholly owned subsidiaries, the Company has operations in three areas: (i) oil and gas, including exploration, production and drilling operations on over 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi and transportation services, (ii) post-harvest shelf-life and freshness food management technology, and (iii) financial services including investing in a select number of early stage startups and a recently launched proposed cryptocurrency mining business designed to assist with electric power opportunities in a deregulated market which exists in Texas.

The Company’s subsidiaries include Banner Midstream Corp. (“Banner Midstream”), White River Holdings Corp. (“White River”), Shamrock Upstream Energy LLC (“Shamrock”), Pinnacle Frac Transport LLC (“Pinnacle Frac”), Capstone Equipment Leasing LLC (“Capstone”), Zest Labs, Inc. (“Zest Labs”), and Trend Discovery Holdings Inc. (“Trend Holdings”).

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

Zest Labs’ goal is to offer freshness management solutions for fresh food growers, suppliers, processors, distributors, grocers and restaurants. Our efforts with respect to the freshness food management solution have to a considerable degree been focused on preparing for trial and appeals in our previously disclosed lawsuit against Walmart, Inc.

Through Trend Holdings we provide financial services and collect fees from entities which invest in securities. Trend also owns a subsidiary which launched our new cryptocurrency mining business.

Commodities Segment

For the three months ended June 30, 2021, the Company’s consolidated revenues consisted almost exclusively of the revenues from, and most of our expenses were related to, the Commodities segment. In our Commodities segment, our activities are primarily directed at the conventional enhancement and development of all productive formations throughout our Louisiana and Mississippi leasehold positions of over 20,000 acres. We intend to continue to enhance and develop our reserves and increase production through exploration activities on our prolific inventory of potential drilling locations.

Key Terms and Metrics

In connection with the management of our businesses, we identify, measure and assess a variety of operating metrics. In the Commodities segment, the principal metrics we use in managing our businesses are set forth below:

“Bbl” – Bbl means barrel of crude oil. Metric used by management to specify the unit of measure (“in barrels”) from which the Company’s midstream customers use to incrementally purchase oil from the Company. Barrels are used as a unit of measure universally across the oil industry so the Company’s adoption of barrels to measure units of oil is a standard practice.

“Mbbl” – Mbbl means a thousand barrels of oil. See comments on “Bbl” metric. “Mbbl” is a standard for measuring larger quantities of barrels of oil in thousands of units.

“Production (Gross)” – Production (Gross) is defined as barrels of oil produced before accounting for working interests from non-mineral owning parties. Metric used by management to specify the total number of barrels of oil produced from a given oil well. Gross production includes both the barrels owned by the oil and gas mineral owners as well as the drilling and investing group who funded and drilled the well which are considered the working interest owners. Gross production is a standard term used universally across the oil industry, so the Company’s adoption of this term is a standard practice.

“Production (Net)” – Production (Net) is defined as the net barrels of oil produced after deducting the ownership portion owned by the mineral owning parties. Unless otherwise specified, management assumes that the mineral ownership portion of a well is 25%, so a 100% working interest would result in a 75% Net Production or Net Revenue interest after accounting for the ownership portion of oil production owned by the mineral owners.

Segment Reporting for the Three Months Ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021	Commodities	Financial	Technology	Total
Segmented Operating Revenues	$6,731	$148	$-	$6,879
Cost of revenues	3,942	-	-	3,942
Gross profit (loss)	2,789	148	-	2,937
Total operating expenses, net of depreciation, amortization, depletion and accretion	3,514	154	654	4,322
Depreciation, amortization, depletion and accretion	960	-	56	1,016
Other (income) expense	(3,641)	(220)	(1,099)	(4,960)
Loss from continuing operations	$1,956	$214	$389	$2,559

Segmented assets as of June 30, 2021
Property and equipment, net	$3,478	$-	$236	$3,714
Oil and Gas Properties	$14,121	$-	$-	$14,121
Intangible assets, net	$1,978	$-	$-	$1,978
Goodwill	$7,002	$3,223	$-	$10,225
Capital expenditures	$-	$-	$-	$-

Three Months Ended June 30, 2020	Commodities	Financial	Technologies	Total
Segmented Operating Revenues	$2,223	$90	$-	$2,313
Cost of revenues	1,093	-	-	1,093
Gross profit (loss)	1,130	90	-	1,220
Total operating expenses, net of depreciation, amortization, depletion and accretion	2,066	129	919	3,114
Depreciation, amortization, depletion and accretion	238	-	63	301
Other (income) expense	13,738	875	4,373	18,986
Loss from continuing operations	$(14,912)	$(914)	$(5,355)	$(21,181)

Segmented assets as of June 30, 2020
Property and equipment, net	$3,219	$-	$478	$3,697
Oil and Gas Properties	$6,001	$-	$-	$6,001
Intangible assets, net	$2,279	$-	$-	$2,279
Goodwill	$7,002	$3,223	$-	$10,225
Capital expenditures	$50	$-	$-	$50

●	Revenue for three months ended June 30, 2021 were $6,879, increase of $4,566 compared to same period in prior year.

●	We recorded net income of $2,559 for the first quarter ended June 30, 2021.

●	Our average production was 348 Gross (240 Net) Bbl/d during the three months ended June 30, 2021.

●	During the three months ended June 30, 2021, we had no new drilling activity.

●	As of June 30, 2021, we had approximately $842 of cash on hand.

Need for capital continued to be a concern during the three months ended June 30, 2021. On May 13, 2021, the Company entered into a Letter Agreement for a .60 of 8/8th Earned Working Interest with TSEA Partners LLC (“TSEA”) for the Harry O’Neal 20-10 lease in Holmes County, MS (“Letter Agreement”). Under the terms of the Letter Agreement, TSEA paid $600 to the Company to transfer the working interest to TSEA and TSEA received a $300 drilling or workover credit to use towards any authority for expenditure at Horseshoe Field.

Key Trends

Commodity Prices

In early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the ongoing COVID-19 pandemic. However, certain restrictions on conducting business that were implemented in response to the COVID-19 pandemic have been lifted as improved treatments and vaccinations for COVID-19 have been rolled-out globally since late 2020. As a result, oil and natural gas market prices have improved in response to the increase in demand. However, as of the date of this report oil and natural gas prices have experienced increased volatility due to the uncertainty related to the Delta variant of the virus.

During 2020 and 2021, the posted NYMEX WTI price for crude oil ranged from $(37.63) to $76.98 per Bbl. On June 30, 2021, the NYMEX WTI price for crude oil was $73.47 per Bbl. Commodity prices have historically been volatile and we cannot predict events which may lead to future fluctuations in these prices.

Impact of COVID-19

The COVID-19 pandemic previously had a profound effect on the U.S. and global economy and may continue to affect the economy and the industries in which we operate, depending on the vaccine rollouts and the emergence of virus mutations.

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets included in this Form 10-Q in contrast to the material impact it had in the prior fiscal year.

Because the federal government and some state and local authorities are reacting to the current Delta variant of COVID-19, it is creating uncertainty on whether these actions could disrupt the operation of the Company’s business and have an adverse effect on the Company. The extent to which the COVID-19 outbreak may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

Our Proposed Digital Asset Mining Business

The Company plans to enter the digital asset mining business through its newly formed wholly-owned subsidiary BitStream Mining LLC (“BitStream”). We expect that BitStream will deploy and operate modularized data centers with the sole purpose of mining digital assets, with Bitcoin as the main focus. We anticipate powering these data centers by acquiring a long-term power contract to purchase electric power from the electric grid in Texas. Once the business is operational, we intend to continuously add data center platforms by reinvesting cash and potentially utilizing leverage in order to scale operations. All data centers will be remotely managed with onsite personnel for servicing and troubleshooting any operational issues. BitStream plans to utilize the energy to power its energy intensive operations of digital asset mining. Additionally, if Texas experiences another power shortage during the winter or summer months from extreme weather conditions, we would be able to arbitrage power at favorable margins.

As of the date of this report, we have not commenced this business other than to engage in exploratory discussions to acquire a long-term power contract, including discussions with a number of key players in this industry. For the risks and uncertainties related to the proposed digital asset mining business, see the prospectus supplement filed on August 5, 2021.

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

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting period, to perform a test to determine the limit on the book value of our oil and gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, the excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to Staff Accounting Bulletin (“SAB”) 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties.

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

Accounting for Asset Retirement Obligation

Asset retirement obligations (“ARO”) primarily represent the estimated present value of the amount the Company will incur to plug, abandon and remediate its producing properties at the projected end of their productive lives, in accordance with applicable federal, state and local laws. The Company determined its ARO by calculating the present value of the estimated cash flows related to the obligation. The retirement obligation is recorded as a liability at its estimated present value as of the obligation’s inception, with an offsetting increase to proved properties or to exploration costs in cost of revenues.

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

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software as a service (“SaaS”) contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty-day payment terms from when the Company satisfies the performance obligation in the contract. The Company did not have material revenue from software license agreements in the three months ended June 30, 2021 and 2020, respectively.

Revenue under master service agreements is recorded upon the performance obligation being satisfied. Typically, the satisfaction of the performance obligation occurs upon the frac sand load being delivered to the customer site and this load being successfully invoiced and accepted by the Company’s factoring agent.

The Company recognizes their proportionate share of revenue under ASC 606 when: (i) the Company receives notification of the successful sale of a load of crude oil to a buyer; (ii) the buyer will provide a price based on the average monthly price of crude oil in the most recent month; and (iii) cash is received the following month from the crude oil buyer.

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

In May 2021, the FASB issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: i) for a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Production Data

The following tables set forth our production data for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021		2020
	Bbls		Bbls
	Gross	Net	Gross	Net
Production Data:
By State/County
Mississippi
Holmes Cty	8	6	-	-
Amite	3,512	2,795	1,325	1,055
Wilkinson	3,619	2,808	860	679
Pike	295	221	2	2
	7,433	5,829	2,188	1,736

Louisiana
Catahoula	1,835	899	299	251
Concordia	1,059	619	-	-
Tensas	1,026	770	72	54
Lasalle	473	256	143	77
Avoyelles	19,844	13,471	379	287
	24,237	16,015	894	669

Total	31,670	21,845	3,082	2,405

Revenues

The following table shows revenues for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Oil and Gas Operations	$1,568	$151
Transportation Services and Other Revenue	5,163	2,072
Financial Segment	148	90
Technology Segment	-	-
Total	$6,879	$2,313

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil production volumes sold and average sales prices received for those volumes.

	Three Months Ended June 30,
	2021	2020
Revenues:
Oil and natural gas sales, net of taxes	$1,550	$151
Other	18	-
Total revenues	$1,568	$151

Our oil revenues for the three months ended June 30, 2021 increased by $1,399, or 926%, to $1,550 from $151 during the three months ended June 30, 2020. The increase in oil production during the three months ended June 30, 2021 as compared to the same period in 2020 resulted in $1,067 of the total increase due to more wells operational in 2021 versus 2020. The remaining revenue increase of $332 was due to an increase in oil prices during the three months ended June 30, 2021 as compared to the same period in 2020.

Average daily production sold increased by 89 barrels of oil per day (“BOPD”) to 243 BOPD during the three months ended June 30, 2021 from 154 BOPD during the three months ended June 30, 2020.

Cost of Revenues and Gross Profit

The following table shows costs of revenues for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Total	$3,942	$1,093

The increase in cost of revenue was primarily due to increased owner operator and fuel expenses of $3,561 for three months ended June 30, 2021 compared to $1,316 for three months ended June 30, 2020.

Operating Expenses

The following table shows operating expenses by segment for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Segment
Commodity segment	$4,474	$2,304
Technology segment	710	982
Financial Segment	154	129
Total	$5,338	$3,415

The following table shows operating expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Operating Expenses
Salaries and salaries related costs	$1,569	$2,012
Professional and consulting fees	137	262
Oilfield supplies and repairs	344	5
Selling, general and administrative costs	2,272	605
Depreciation, amortization, depletion, and accretion	1,016	301
Research and development	-	230
	$5,338	$3,415

Selling, General and Administrative

The following table shows selling, general and administrative expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Selling, general and administrative costs
Insurance	672	(260)
Legal/Audit/Accounting expenses	274	309
Factoring expenses	120	36
Equipment Rental	117	13
Other	1,089	507
	$2,272	$605

Insurance expense for three months ended June 30, 2020 included a one-time adjustment in commodity segment.

Depreciation, Amortization, Depletion and Accretion

The following table shows depreciation, amortization, depletion and accretion expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Depletion of proved oil and natural gas properties	$444	$54
Depletion of drilled wells	274	-
Depreciation of sand frac transportation equipment	109	105
Depreciation of midstream assets	8	1
Depreciation of technology segment assets	56	63
Amortization of intangible assets	87	71
Asset retirement obligation accretion	38	7
Depreciation, depletion and amortization expense	$1,016	$301

The increase in depletion of proved oil and natural gas properties of $390 for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 is primarily due to full quarter of operations in 2021 compared to less than one month in 2020. Increase in depletion of drilled wells due to completion of Deshotel #24 well in March 2021.

Research and Development

Research and development expense decreased from $230 in the three months ended June 30, 2020 to zero in three months ended June 30, 2021. The $230 reduction in costs is due to the completion of the development of the Zest Labs freshness solutions.

Other Income (Expense)

The following table shows other income (expense) for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Change in fair value of derivative liabilities	$4,945	$(17,393)
Gain (loss) on exchange of warrants for common stock	-	1,630
Loss on conversion of long-term debt and accrued expenses	-	(2,194)
Gain (loss) on disposal of fixed assets	-	(105)
Loss on abandonment of oil and gas property	-	(83)
Gain on disposal of ARO related to sale of oil and gas property	7	-
Gain on sale of oil and gas property	592	-
Interest expense, net of interest income	(584)	(841)
Other income (expense)	$4,960	$(18,986)

Change in fair value of derivative liabilities for the three months ended June 30, 2021 was a non-cash gain as compared to a non-cash loss for the three months ended June 30, 2020. The $22,338 increase was a result of the fluctuation in the stock price at June 30, 2021 compared to June 30, 2020.

There was a gain in period ended June 30, 2020 from the extinguishment of the derivative liabilities that when converted to shares of common stock of $1,630. In addition, in the period ended June 30, 2020, there was a loss on the conversion of debt and other liabilities to shares of common stock of $2,194.

Interest expense, net of interest income, for the three months ended June 30, 2020 was the result of the interest incurred on the debt assumed in the Banner Midstream acquisition, the amortization of debt discount of $149 as well as the value related to the granting of warrants for interest of $524. For the three months ended June 30, 2021, value related to the granting of warrants for interest was $545.

Oil, Natural Gas and Natural Gas Liquids Costs and Expenses

	Three Months Ended June 30,
	2021	2020
Costs and expenses (income):
Production	$295	$(245)
Exploration, abandonment, and impairment	225	-
Oilfield supplies and repairs	99	-
Oil & Gas production taxes	44	10
General and administrative	420	-
Depreciation and amortization	8	1
Depletion	718	53
Accretion	38	7
Gain on sale of oil and gas property	(600)	-
Loss on abandonment of oil and gas property	-	82

Net Income (loss)

The following table shows other income (expense) for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Commodities Segment	$1,956	$(14,912)
Financial Segment	214	(914)
Technology Segment	389	(5,355)
Net Income (loss)	$2,559	$(21,181)

Net income from continuing operations for the three months ended June 30, 2021 increased primarily due to the non-cash changes in the fair value of the derivative liability of $22,338 and the non-cash losses incurred on the conversion of debt and expense to equity in three months ended June 30, 2020, offset by the non-cash gain on the exchange of warrants for common stock in three months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Net cash used in operating activities was ($290) for the three months ended June 30, 2021, as compared to net cash used in operating activities of ($2,837) for the three months ended June 30, 2020. Cash used in operating activities is related to the Company’s net income (loss) partially offset by non-cash expenses, including share-based compensation and the change in the fair value of the derivative liability and net losses incurred in the conversion of debt and liabilities to shares of common stock as well as losses on the sale of fixed assets and abandonment of oil and gas properties.

Net cash provided by (used in) investing activities was $2 for the three months ended June 30, 2021, as compared to ($209) net cash used in investing activities for the three months ended June 30, 2020. Net cash used in investing activities in 2021 related to the sale of fixed assets of $2. For the three months ended June 30, 2020, the cash used in investing activities related to advancement of a note receivable of $200, and the net purchases of fixed assets and oil and gas properties including drilling costs of $9.

Net cash used in financing activities for the three months ended June 30, 2021 was $186 that included $214 in repayments of debt offset by $28 in proceeds received from the exercise of stock options. This compared with the cash provided by financing activities in the three months ended June 30, 2020 of $4,433 that included $6,677 from the exercise of warrants, $349 form the exercise of stock options, $2,269 from proceeds received from debt form related and non-related parties offset by $4,596 from payments on debt to both related and non-related parties and $266 in payments to prior owners.

At June 30, 2021 we had cash (including restricted cash) of $842, and $17,100 as of August 9, 2021. We had a working capital deficit of $7,338 and $11,845 as of June 30, 2021 and March 31, 2021, respectively. The decrease in the working capital deficit is the result of the non-cash change in the fair value of the derivative liabilities and repayments of long-term debt offset by the net changes in accounts payable and accrued expenses.

On August 6, 2021, the Company closed a registered direct offering (the “Offering”) of 3,478 shares of the Company’s common stock and warrants to purchase 3,478 shares of common stock (the “Warrants”) to institutional investors at a purchase price per share and accompanying Warrant of $5.75 and received net proceeds of approximately $18,249 after deducting fees payable to the placement agent and offering expenses payable by the Company. We intend to use approximately $7,000 of the net proceeds from this offering to pay the expenses related to our new drilling projects for previously announced drilling program, approximately $3,000 to invest in the development of the prospective digital asset mining operation in Texas, approximately $1,000 to fund potential new intellectual property litigation legal fees and filings, and the remaining balance for additional to be determined growth capital projects, working capital, and general corporate purposes.

The Warrants have an exercise price equal to $5.75 per share, are exercisable on the effective date of an increase in the number of shares of the Company’s authorized common stock to 40,000 (the “Authorized Share Increase Date”) and will expire three and one-half years after the initial exercise date.

The Company has adequate capital resources to meet its cash requirements during the next 12 months.

We expect that in the long term the revenue generating operations in our Commodities segment will continue to improve the liquidity of the Company moving forward. The Company’s capital program for production enhancement and development is expected to be significantly focused on exploiting legacy acreage positions that are economically viable at today’s oil prices. We anticipate that management’s focus on legacy acreage enhancement and development will positively benefit the balance sheet by producing hydrocarbons during a time of increasing demand after the negative impacts of COVID-19.

The amount and timing of our capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We currently continue to execute on our strategy to reinvest cash flow from operations to enhance, develop and increase oil production, strengthening our balance sheet. We intend to continue monitoring commodity prices and overall market conditions and can adjust capital deployment in response to changes in commodity prices and overall market conditions.

We monitor and adjust our projected capital expenditures in response to the results of our drilling activities, changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, contractual obligations, internally generated cash flow and other factors both within and outside our control. If we require additional capital, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financing, asset sales, offerings of debt and/or equity securities or other means. There is no assurance that the needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital.

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and March 31, 2021, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the expected increase in revenues from oil and gas operations, the proposed digital assets mining business, the expected use of proceeds from the Offering, including the new drilling projects, the digital asset mining business and prospective future litigation, our capital program for production enhancement and development, our anticipated capital expenditures, and future liquidity. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include, among other things, volatility of oil prices, the risks arising from the new impact of the COVID-19 pandemic, including its future effect on the U.S. and global economies including the oil and gas market, competition, government regulation or action, the costs and results of drilling activities, risks inherent in drilling operations, availability of equipment, services, resources and personnel required to conduct operating activities, ability to replace reserves and uncertainties related to reserve estimates, uncertainties related to ongoing litigation, risks related to potential impact of natural disasters, risks and uncertainties related to the proposed digital asset mining business, and cybersecurity risks. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended March 31, 2021 and our prospectus supplement dated August 4, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than discussed below, during the period covered by this report, there were no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended March 31, 2021.

●	On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. We expect Walmart to continue to vigorously defend the litigation and to oppose the verdict in post-trial motions and an appeal. On April 27, 2021, we filed with the United States District Court for the Eastern District of Arkansas, Central Division a motion for attorneys’ fees in the amount of $46,000,000 or alternatively, $13,536,803, pre-judgment interest in the amount of $16,700,548 and 0.06% post-judgment interest, accruing from April 13, 2021.

ITEM 1A. RISK FACTORS

Investors should review new risk factors contained in our prospectus supplement dated August 4, 2021 in addition to those disclosed in our Form 10-K for the year ended March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2021, the Company issued to an employee (i) 10 shares of common stock upon exercise of stock options for cash and received proceeds in the amount of $28, and (ii) 10 shares of common stock upon cashless exercise of 20 stock options.

On June 30, 2021, the Company issued 200 warrants (the “Warrants”) pursuant to a Purchase Agreement, dated June 30, 2021, by and between the Company and an investor for a total consideration of $545. The Warrants are two-year warrants immediately exercisable at the strike price of $10.00 per share.

On July 1, 2021, the Company issued 30 shares to a consultant.

The issuance of the above shares was not registered under the Securities Act in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Articles of Incorporation, as amended	10-Q	2/12/21	3.1
3.2	Amended and Restated Bylaws	8-K	4/28/17	3.1
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished*
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

Ecoark Holdings, Inc.

Date: August 13, 2021	By:	/s/ RANDY MAY
Randy May
Chief Executive Officer

Date: August 13, 2021	By:	/s/ WILLIAM B. HOAGLAND
William B. Hoagland
Chief Financial Officer