Form 10-Q
period 2021-09-30
Ecoark Holdings, Inc.
filed 2021-11-10
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, there were 26,364,099 shares of common stock, par value $0.001 per share, outstanding.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2021 (UNAUDITED) AND MARCH 31, 2021

(in thousands, except per share data)

	SEPTEMBER 30,	MARCH 31,
	2021	2021
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash ($85 pledged as collateral for credit as of September 30, 2021 and March 31, 2021, respectively and $250 restricted as of September 30, 2021 and March 31, 2021, respectively)	$7,895	$1,316
Accounts receivable, net of allowance of $209 and $709 as of September 30, 2021 and March 31, 2021, respectively	779	1,136
Inventories - Crude Oil	101	122
Prepaid expenses and other current assets	1,954	1,995

Total current assets	10,729	4,569

NON-CURRENT ASSETS:
Property and equipment, net	7,788	3,695
Intangible assets, net	1,891	2,065
Oil and gas properties, full cost-method	11,940	12,352
Capitalized drilling costs, net of depletion	2,148	2,567
Goodwill	10,225	10,225
Right of use assets - financing leases	374	445
Right of use assets - operating leases	409	479
Non-current assets of discontinued operations	-	194

Total non-current assets	34,775	32,022

TOTAL ASSETS	$45,504	$36,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$464	$3,614
Accrued liabilities	2,366	3,591
Warrant derivative liabilities	15,389	7,213
Current portion of long-term debt	879	1,056
Note payable - related parties	-	578
Current portion of lease liability - financing leases	143	141
Current portion of lease liability - operating leases	221	212
Current liabilities of discontinued operations	-	9

Total current liabilities	19,462	16,414

NON-CURRENT LIABILITIES
Lease liability - financing leases, net of current portion	223	295
Lease liability - operating leases, net of current portion	222	309
Long-term debt, net of current portion	237	1,012
Asset retirement obligations	1,587	1,532

Total non-current liabilities	2,269	3,148

Total Liabilities	21,731	19,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (Numbers of shares rounded to thousands)
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	-	-
Common stock, $0.001 par value, 30,000 shares authorized, 26,364 and 22,723 shares issued and 26,247 and 22,606 shares outstanding as of September 30, 2021 and March 31, 2021, respectively	26	23
Additional paid in capital	177,625	167,588
Accumulated deficit	(152,207)	(148,911)
Treasury stock, at cost	(1,671)	(1,671)

Total stockholders’ equity	23,773	17,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,504	$36,591

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(in thousands, except per share data)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
CONTINUING OPERATIONS:

REVENUES	$12,990	$5,591	$6,111	$3,278
COST OF REVENUES	7,166	3,426	3,224	2,333
GROSS PROFIT	5,824	2,165	2,887	945

OPERATING EXPENSES
Salaries and salaries related costs	3,838	3,617	2,269	1,605
Professional and consulting fees	382	498	245	236
Oilfield supplies and repairs	1,200	874	856	869
Selling, general and administrative costs	6,382	2,271	4,110	1,665
Depreciation, amortization, depletion, and accretion	1,738	624	722	323
Research and development	-	366	-	136

Total operating expenses	13,540	8,250	8,202	4,834

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(7,716)	(6,085)	(5,315)	(3,889)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	4,316	(16,382)	(629)	1,011
Gain (loss) on exchange of warrants for common stock	-	16,583	-	14,952
Loss on conversion of long-term debt and accrued expenses	-	(3,969)	-	(1,775)
Gain (loss) on disposal of fixed assets	-	(105)	-	-
Loss on abandonment of oil and gas property	-	(83)	-	-
Gain on disposal of ARO related to sale of oil and gas property	8	-	1	-
Gain on sale of oil and gas property	713	-	121	-
Interest expense, net of interest income	(617)	(2,155)	(33)	(1,314)
Total other income (expense)	4,420	(6,111)	(540)	12,874

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND (PROVISION) FOR INCOME TAXES	(3,296)	(12,196)	(5,855)	8,985

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	-
Gain on disposal of discontinued operations	-	-	-	-
Total discontinued operations	-	-	-	-

INCOME (LOSS) FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	(3,296)	(12,196)	(5,855)	8,985

BENEFIT (PROVISION) FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(3,296)	$(12,196)	$(5,855)	$8,985

NET INCOME (LOSS) PER SHARE - BASIC	$(0.138)	$(0.633)	$(0.233)	$0.445

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	23,905	19,271	25,092	20,176

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.138)	$(0.633)	$(0.233)	$0.380

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	23,905	19,271	25,092	23,645

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Dollar amounts and number of shares in thousands)

					Additional
	Preferred		Common Stock		Paid-In	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance - March 31, 2020	1	$-	17,175	$17	$135,424	$(128,023)	$(1,671)	$5,747

Shares issued in the exercise of warrants, net of expenses	-	-	1,531	2	6,674	-	-	6,676
Shares issued in the exercise of stock options	-	-	89	-	349	-	-	349
Shares issued in conversion of debt and accrued interest	-	-	524	1	3,941	-	-	3,942
Shares issued in conversion of accounts payable and accrued expenses	-	-	93	-	677	-	-	677
Conversion of preferred shares (Series C) to common shares	(1)	-	308	-	-	-	-	-
Share-based compensation	-	-	-	-	1,114	-	-	1,114

Net loss for the period	-	-	-	-	-	(21,181)	-	(21,181)

Balance - June 30, 2020	-	-	19,720	20	148,179	(149,204)	(1,671)	(2,676)

Shares issued in the conversion of long-term debt and accrued interest	-	-	192	-	2,635	-	-	2,635
Shares issued services rendered	-	-	30	-	485	-	-	485
Shares issued in acquisition of oil and gas reserves and fixed assets	-	-	171	-	2,750	-	-	2,750
Shares issued in the exercise of warrants	-	-	1,088	1	5,575	-	-	5,576
Shares issued in the exercise of cashless stock options	-	-	1	-	-	-	-	-
Share-based compensation	-	-	-	-	36	-	-	36

Net income for the period	-	-	-	-	-	8,985	-	8,985

Balance - September 30, 2020	-	$-	21,202	$21	$159,660	$(140,219)	$(1,671)	$17,791

Balance - March 31, 2021	-	$-	22,705	$23	$167,588	$(148,911)	$(1,671)	$17,029

Shares issued in the exercise of stock options, including cashless exercises	-	-	20	-	28	-	-	28
Shares issued for services rendered	-	-	115	-	675	-	-	675
Share-based compensation	-	-	-	-	399	-	-	399

Net income for the period	-	-	-	-	-	2,559	-	2,559

Balance - June 30, 2021	-	-	22,840	23	168,690	(146,352)	(1,671)	20,690

Shares issued for services rendered, net of amounts prepaid	-	-	45	-	92	-	-	92
Shares issued in registered direct offering, net of amount allocated to derivative liability	-	-	3,478	3	8,024	-	-	8,027
Share-based compensation	-	-	-	-	819	-	-	819
Fractional adjustment	-	-	1	-	-	-	-	-

Net loss for the period	-	-	-	-	-	(5,855)	-	(5,855)

Balance - September 30, 2021	-	$-	26,364	$26	$177,625	$(152,207)	$(1,671)	$23,773

The accompanying notes are an integral part of these consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(in thousands, except per share data)

	2021	2020
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVIITIES
Net loss	$(3,296)	$(12,196)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, amortization, depletion, and accretion	1,738	624
Share-based compensation	1,218	1,150
Bad debt, net of recovery	-	184
Change in fair value of derivative liabilities	(4,316)	16,382
(Gain) on disposal of oil and gas property	(18)	-
(Gain) loss on exchange of warrants	-	(16,583)
Common shares issued for services	767	485
Loss on sale of fixed assets	-	105
Loss on abandonment of oil and gas property	-	83
Warrants granted for interest expense	545	1,790
Warrants granted for commissions	744	-
Loss on conversion of debt and liabilities to common stock	-	3,969
Amortization of debt discount	-	149
Changes in assets and liabilities
Accounts receivable	357	(513)
Inventory	11	(175)
Prepaid expenses and other current assets	41	(1,002)
Amortization of right of use asset - financing leases	71	74
Amortization of right of use asset - operating leases	70	51
Other assets	-	(4)
Interest on lease liability - financing leases	(6)	(8)
Operating lease expense	(78)	(43)
Accounts payable	(3,159)	635
Accrued liabilities	(1,225)	(268)
Total adjustments	(3,240)	7,085
Net cash used in operating activities of continuing operations	(6,536)	(5,111)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(6,536)	(5,111)

CASH FLOWS FROM INVESTING ACTIVITES
Advance of note receivable	-	(275)
Purchases of oil and gas properties, net of asset retirement obligations	(54)	(2,698)
Purchase of oil and gas property – related party	(250)	-
Proceeds from the sale of fixed assets	2	43
Purchase of fixed assets	(4,247)	(241)
Net cash used in investing activities of continuing operations	(4,549)	(3,171)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(4,549)	(3,171)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the issuance of common stock in a registered direct offering, net of fees	19,230	-
Proceeds from exercise of warrants, net of fees	-	12,253
Proceeds from exercise of stock options	28	349
Reduction of finance lease liability	(64)	(60)
Proceeds from notes payable - related parties	45	559
Repayments of notes payable - related parties	(623)	(1,384)
Proceeds from long-term debt	-	1,869
Repayment of long-term debt	(952)	(3,730)
Repayment to prior owners	-	(316)
Net cash provided by financing activities	17,664	9,540

NET INCREASE IN CASH AND RESTRICTED CASH	6,579	1,258

CASH AND RESTRCITED CASH - BEGINNING OF PERIOD	1,316	406

CASH AND RESTRICTED CASH - END OF PERIOD	$7,895	$1,664

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$138	$361
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Reclassification of assets of discontinued operations to current operations in fixed assets	$194	$-
Bifurcation of derivative liability in registered direct offering	$11,203	$-
Preferred stock converted into common stock	$-	$2
Conversion of long-term debt and notes payable and accrued interest into common stock	$-	$6,577
Conversion of accounts payable and accrued liabilities into common stock	$-	$677
Shares issued for acquisition of oil and gas reserves and fixed assets, net of asset retirement obligations	$-	$2,750
Note receivable offset against oil and gas reserves in acquisition of Rabb	$-	$304
Lease liability recognized for ROU asset	$-	$442

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dollar amounts and numbers of shares that follow in this report are presented in thousands, except per share amounts.

Ecoark Holdings Inc. (“Ecoark Holdings” or the “Company”) is a diversified holding company, incorporated in the State of Nevada on November 19, 2007. Through Ecoark Holdings wholly owned subsidiaries, the Company has operations in three areas: (i) oil and gas, including exploration, production and drilling operations on over 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi and transportation services, (ii) post-harvest shelf-life and freshness food management technology, and (iii) financial services including preparing to launch a Bitcoin mining operation. Since the acquisition of Banner Midstream Corp. on March 27, 2020, which currently comprises the exploration, production and drilling operations, the Company has focused its efforts to a considerable extent on expanding its exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases. The Company’s principal subsidiaries consist of Ecoark, Inc. (“Ecoark”), a Delaware corporation which is the parent of Zest Labs, Inc. (“Zest Labs”), Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) who was assigned the membership interest in Trend Discovery Holdings LLC, a Delaware limited liability corporation (all references to “Trend Holdings” or “Trend” are now synonymous with Agora) from the Company on September 17, 2021 upon its formation.

On March 27, 2020, the Company and Banner Energy Services Corp., a Nevada corporation (“Banner Parent”), entered into a Stock Purchase and Sale Agreement (the “Banner Purchase Agreement”) to acquire Banner Midstream Corp., a Delaware corporation (“Banner Midstream”). Pursuant to the acquisition, Banner Midstream became a wholly owned subsidiary of the Company and Banner Parent received shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Banner Midstream.

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

On August 14, 2020, the Company entered into an Asset Purchase Agreement by and among the Company, White River E&P LLC, a Texas Limited Liability Company and a wholly owned subsidiary of the Company Rabb Resources, LTD. and Claude Rabb, the sole owner of Rabb Resources, LTD. Pursuant to the Asset Purchase Agreement, the Company completed the acquisition of certain assets of Rabb Resources, LTD. The acquired assets consisted of certain real property and working interests in oil and gas mineral leases. The Company in June 2020 previously provided for bridge financing to Rabb Resources, LTD under the $225 Senior Secured Convertible Promissory Note. As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Rabb Resources, LTD. A total of $3,500 consisting of (i) $1,500 in cash, net of $304 in outstanding amounts related to the note receivable and accrued interest receivable, and (ii) $2,000 payable in common stock of the Company, which based on the closing price of the common stock as of the date of the Asset Purchase Agreement equaled 103 shares. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the Rabb Resources, LTD historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

On September 4, 2020, White River SPV 3, LLC, a wholly owned subsidiary of Banner Midstream entered into an Agreement and Assignment of Oil, Gas and Mineral Lease with a privately held limited liability company (the “Assignor”). Under the Lease Assignment, the Assignor assigned a 100% working interest (75% net revenue interest) in a certain oil and gas lease covering in excess of 1,600 acres (the “Lease”), and White River paid $1,500 in cash to the Assignor. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

On October 9, 2020, the Company and White River SPV, entered into a Participation Agreement (the “Participation Agreement”) by and among the Company, White River SPV, BlackBrush Oil & Gas, L.P. (“BlackBrush”) and GeoTerre, LLC, an unrelated privately held limited liability company (the “Assignor”), to conduct drilling of wells in the Austin Chalk formation.

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

On September 30, 2020, the Company and White River Energy, LLC (“White River Energy”), a wholly owned subsidiary of the Company entered into three Asset Purchase Agreements (the “Asset Purchase Agreements”) with privately held limited liability companies to acquire working interests in the Harry O’Neal oil and gas mineral lease (the “O’Neal OGML”), the related well bore, crude oil inventory and equipment. Immediately prior to the acquisition, White River Energy owned an approximately 61% working interest in the O’Neal OGML oil well and a 100% working interest in any future wells.

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

On August 16, 2021 the Company and Shamrock Upstream Energy, LLC, a wholly-owned subsidiary of the Company entered into an agreement with a privately-held limited liability company to acquire working interests in the Luling Prospect for $250. No other assets were acquired in this transaction, nor was there any recognized ARO for this working interest. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2021

On September 1, 2021 the Company and White River Energy, LLC, a wholly-owned subsidiary of the Company entered into an agreement with several individuals to acquire working interests in the various leases in Concordia, LA for $54. No other assets were acquired in this transaction, nor was there any recognized ARO for this working interest. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

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

On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. liable on three counts. The federal jury found that Walmart Inc. misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. The Company has filed post-trial motions to add an award for their attorneys’ fees as the prevailing party in the litigation. In addition to other post-trial motions, Walmart, Inc. has filed a renewed motion for judgment as a matter of law or, in the alternative, for remittitur or a new trial. As of the date of this Report, the court has not ruled on any of the post-trial motions.

Trend Holdings formed four subsidiaries: Bitstream Mining, LLC, a Texas Limited Liability Corp. (“Bitstream”) on May 16, 2021, REStream Processing LLC, a Texas Limited Liability Corp (“REStream”) on May 16, 2021, Trend Discovery Exploration LLC, a Texas Limited Liability Corp. (“Trend Exploration”) on May 27, 2021, and OTZI, LLC, a Delaware Limited Liability Corp. (“OTZI”) on September 2, 2021, in addition to Barrier Crest, LLC (“Barrier Crest”) that was acquired along with Trend Capital Management, Inc. (“TCM”) that was acquired by Ecoark on May 31, 2019.

Agora was organized by Ecoark to enter the digital asset mining business. Because of regulatory uncertainty over digital assets being deemed to be securities, Agora’s initial focus is on mining Bitcoin which the Securities and Exchange Commission (the “SEC”) administratively determined is not a security. Because of regulatory concerns and the changing regulatory environment, Agora intends to seek opportunities to engage with cryptocurrencies that do not involve the offer or sale of any securities.

The Company intends to issue a stock dividend through a pro rata distribution of Agora’s common stock to Ecoark’s common shareholders and holders of common stock equivalents. Ecoark plans to distribute 80% of the Agora common stock it holds to its shareholders as of a future record date to be determined upon completion of regulatory compliance. Ecoark plans to retain the remaining 20% ownership in Agora on its balance sheet. As a result of the approval by the board of directors of the Company to divest Agora, the Company, has accounted for this as a disposal other than by sale. Assets to be disposed of other than by sale should continue to be classified as held and used until they are disposed of. Upon disposal, the Company must assess whether the disposed of assets qualify for discontinued operations reporting. If so, the Company will apply the presentation and disclosure requirements of ASC 205-20, and if not, the Company will apply the presentation and disclosure requirements of ASC 360-10.

The Company assigned its membership interest in Trend Holdings and its related wholly owned subsidiaries to Agora on September 22, 2021, for the sale of the initial one hundred shares for ten dollars. On October 1, 2021, the Company purchased 41,671 shares of Agora common stock for $4,167 which Agora used to purchase equipment to commence the Bitstream operations.

On August 4, 2021, the Company’s common stock commenced trading on the Nasdaq Capital Market.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2021

On October 6, 2021, the Company held a Special Meeting of Stockholders, at which the stockholders approved (a) an amendment to the Articles of Incorporation to increase the number of shares of authorized common stock of the Company from 30,000 shares to 40,000 shares; (b) an amendment to the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan to increase the number of shares of common stock authorized for issuance under this plan from 800 shares to 1,300 shares; and (c) the issuance of 272 restricted stock units and an additional 64 restricted stock units to the President and director of the Company under this plan, in exchange for the cancellation of 672 previously issued stock options.

Overview of Agora Digital Holdings, Inc.

Bitstream

Bitstream was organized to be our principal cryptocurrency subsidiary. Bitstream has entered into a series of agreements including arranging for a reliable and economical electric power source needed to efficiently mine Bitcoin, ordering miners, housing infrastructure and other infrastructure to mine Bitcoin and locating a third-party hosting service to operate the miners and the service’s more advanced miners. Agora has spent (and agreed to spend) between $12-$14 million in connection with these agreements, not including future revenue sharing. Agora anticipates that the initial miners will begin operating in early November and by late December or January 2022, the Bitmain S19 Pro miners supplied by the hosting service will be operational. As of October 25, 2021, Bitstream has paid unaffiliated third parties a total of $4,755 and is obligated to pay certain of these third parties an additional $8,686 pursuant to the arrangements described below.

Bitstream anticipates that they will deploy and operate modularized data centers (facilities) with the sole purpose of mining digital assets, with Bitcoin initially as the focus. Agora anticipates powering these data centers by acquiring a long-term power contract to purchase electric power from the electric grid in Texas. Once the business is operational, Bitstream intends to continuously add data center facilities by reinvesting their revenues. All data centers will be remotely managed with onsite personnel for servicing and troubleshooting any operational issues. Bitstream plans to utilize the energy to power its energy intensive operations of digital asset mining. Additionally, if Texas experiences another power shortage during the winter or summer months from extreme weather conditions, Bitstream would be able to arbitrage power at favorable margins. Bitstream will do this by temporarily shutting down their cryptocurrency mining operations and selling their purchased power back to the grid at favorable margins. Last winter, during the blackout, the price per kWh exceeded $10 at its peak imbalance, whereas Bitstream’s power cost is expected to be $0.023 per kWh.

Bitstream has

●	entered into a letter of intent to obtain a source of electric power in West Texas, including the initial 12 megawatts (“MW”) of power plus an additional 30 MW which have already been secured;

●	paid the power management company $1,096 which includes a $1,000 development fee and is negotiating a definitive agreement (the “Power Agreement”) which if executed will allow for the increase of the facility’s electrical capacity to up to 60 MW; and

●	ordered 5,000 used Canaan Avalon 841 13 tera hash per second (“TH/s”) miners for $1,350, plus shipping costs to be delivered on 1,000-unit increments through December 2021, of which 2,000 miners have been delivered as of November 1, 2021.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2021

Mining Equipment

Because Bitstream has secured a source for 42 MW of electrical power as more fully described below and expects to increase the capacity through conditional and unconditional rights to a number of sites across West Texas to up to 372 MW assuming this can be done on acceptable terms. In September 2021 Bitstream ordered 5,000 used Canaan Avalon 841 13 TH/s miners for $1,350. Delivery of the first shipment of 2,000 of these miners occurred in October 2021. Bitstream’s plan is to use trailer or shipping container-like units as housing infrastructure to house our miners. Bitstream will either build their own or partner with another third-party vendor to build entry level housing infrastructure to deploy the initial mining equipment in November. In August 2021, Bitstream entered into an agreement with a third party which will supply Bitstream with more advanced housing infrastructure in exchange for approximately $375. Delivery of these enhanced housing infrastructure is expected in late 2021 or early 2022.

In September 2021, Bitstream entered into a binding agreement referred to as a Memorandum of Understanding with Elite Mining Inc. (the “Hosting Company”) that will supply high speed miners, host the Company’s data center and operate the miners it installs. In Phase 1 which is a beta test phase, Bitstream paid $600 to the Hosting Company which will also supply 6 MW capacity’s worth of very high speed and efficient miners by mid-January 2022. Bitstream has an option to purchase these high-speed miners at replacement cost (which may be higher than current cost). The Hosting Company may provide hosting for third parties during Phase 1 which reduces the cash flow for Bitstream. This agreement will also allow Bitstream to utilize a minimum of 25 MW of electricity under the initial power purchase agreement in Phase 2. Bitstream can terminate the hosting agreement as soon as Bitstream has secured sufficient capital to replace the hosted Bitmain S19 Pros with their own. Once Bitstream purchases the high-efficiency miners, the Hosting Company cannot host third parties.

The Hosting Company uses immersion cooling, and other technological enhancements, for the miners it will install for Bitstream. Immersion cooling is a technique where Bitcoin mining units are submerged in a dielectric fluid to keep the integrated circuits operating at lower temperatures. When successful, this has the potential to: prolong equipment life, enhance hashing efficiencies, and provides the opportunity to “overclock” the processors, i.e., running at speeds beyond factory specified design. Overclocking, including when assisted by immersion cooling, is a technique that can be used to increase a miner’s overall hash rate.

Phase 2 is planned to begin in May 2022 which is subject to Bitstream agreeing to proceed. If Bitstream elects to enter Phase 2, it will be required to loan the Hosting Company the funds to develop a production facility in Texas on terms to be negotiated. Bitstream will have certain rights to the production facility capacity from Phase 2 and will pay the Hosting Company for its services.

In October 2021 Bitstream secured an additional 30 MWs of electrical capacity at a different West Texas location. This supplements the Company’s prior agreement to secure 12 MWs and as a result the Company will have a total of 42 MWs of electric power for immediate use and benefit to Bitstream. Bitstream also plans to participate in the Electric Reliability Council of Texas’ (“ERCOT”) responsive reserve market by relinquishing its power back to the Texas grid as power stabilization events are needed. Additionally, Bitstream has procured mining infrastructure to power the 42 MWs and expects the equipment and infrastructure to be delivered over the next 120 days. This mining infrastructure includes twenty-one 2,600 kilo-volt amp (KVA) or similar transformers and the Company’s first shipment of Bitcoin mining application-specific integrated circuits (“ASIC”). The Company has agreed to pay a total $3,376 for the new equipment and infrastructure as follows: (i) $506 upon the order which has been paid, (ii) $506 by November 11, 2021, and (iii) the remaining $2,364 by December 15, 2021.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2021

In connection with the increase in electrical capacity, Bitstream entered into a second binding letter of intent with the power management company pursuant to which the Company has paid a total of $2,955, consisting of a $2,628 development fee and a $327 reimbursement for payments made by the power management company to the electric utility to secure the power. In addition, the Company agreed to pay a total of $450 upon the power management company signing a binding agreement to acquire or lease 20 or more acres of usable land for Bitstream’s facility and construct a transmission line to the mining site.

Once the business is operational, Bitstream intends to continuously add data center platforms by reinvesting cash and potentially utilizing leverage to scale operations. All data centers will be remotely managed with onsite personnel for servicing and troubleshooting any operational issues.

Barrier Crest, provides fund administration and related services for small hedge funds. Trend Discovery Holdings LLC (“Trend Discovery”) owns an entity which is the general partner but not the investment manager of two investment funds. These investment funds own shares of Ecoark and one also owns warrants of Ecoark.

Trend Exploration was assigned an 80% working interest in fourteen wells from White River SPV 2, LLC and White River E&P LLC (“Assignors”) on July 1, 2021. In accordance with ASC 205-20, there is a scope exception for oil and gas properties that use the full-cost method of accounting. Under the full-cost method of accounting, all costs associated with property acquisition, exploration, and development activities are capitalized to cost centers, which are established on a country-by-country basis. The definition of discontinued operations, however, applies to disposals of components of an entity, which is defined as the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As a result, the definition of discontinued operations will not be operable under the full-cost method of accounting because of differences in the tracking and allocation of costs, which is at a much higher level. The Company as a result has not reflected the working interest on the fourteen wells in discontinued operations. The Trend Exploration business is identical to the business noted herein for Banner Midstream.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2021

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

On May 31, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Trend Discovery Holdings Inc., a Delaware corporation for the Company to acquire 100% of Trend Discovery Holdings, LLC pursuant to a merger of Trend with and into the Company (the “Merger”). Trend Discovery Holdings, Inc. ceased doing business upon completion of the merger and Trend Discovery Holdings LLC is the subsidiary of the Company. Upon the formation of Agora on September 17, 2021, Ecoark assigned the membership interest they owned in Trend Holdings to Agora on September 22, 2021 when the Company purchased one hundred shares of Agora common stock for ten dollars.

The Company intends to issue a stock dividend through a pro rata distribution of Agora’s common stock to Ecoark’s common shareholders and holders of common stock equivalents. Ecoark plans to distribute 80% of the Agora common stock it holds to its shareholders as of a future record date to be determined upon completion of regulatory compliance. Ecoark plans to retain the remaining 20% ownership in Agora on its balance sheet. As a result of the approval by the board of directors of the Company to divest Agora, the Company, has accounted for this as a disposal other than by sale. Assets to be disposed of other than by sale should continue to be classified as held and used until they are disposed of. Upon disposal, the Company must assess whether the disposed of assets qualify for discontinued operations reporting. If so, the Company will apply the presentation and disclosure requirements of ASC 205-20, and if not, the Company will apply the presentation and disclosure requirements of ASC 360-10.

On March 27, 2020, the Company and Banner Parent, entered into the Banner Purchase Agreement to acquire Banner Midstream. Pursuant to the acquisition, Banner Midstream became a wholly owned subsidiary of the Company and Banner Parent received shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Banner Midstream.

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

Reclassifications

The Company has reclassified certain amounts in the September 30, 2020 unaudited condensed consolidated financial statements to be consistent with the September 30, 2021 presentation.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

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

There was $1,140 and $126 and $422 and $73 in depreciation, depletion and amortization expense for the Company’s oil and gas properties for the six and three months ended September 30, 2021 and 2020, respectively.

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting period, to perform a test to determine the limit on the book value of our oil and gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, the excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to Staff Accounting Bulletin (“SAB”) 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of September 30, 2021 and there was no indication of impairment on the oil and gas properties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

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

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software as a service (“SaaS”) contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty-day payment terms from when the Company satisfies the performance obligation in the contract. The Company did not have material revenue from software license agreements in the six and three months ended September 30, 2021 and 2020, respectively.

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
SEPTEMBER 30, 2021

The Company recognizes revenue under ASC 606 for their proportionate share of revenue when: (i) the Company receives notification of the successful sale of a load of crude oil to a buyer; (ii) the buyer will provide a price based on the average monthly price of crude oil in the most recent month; and (iii) cash is received the following month from the crude oil buyer.

The Company will recognize income from digital currency mining from the provision of transaction services within digital currency networks, commonly termed “cryptocurrency mining”. As consideration for those services, the Company will receive digital currency from each specific network in which it participates (“coins”). Income from digital currency mining is measured based on the fair value of the coins received. The fair value is determined using the spot price of the coin on the date of receipt. The coins are recorded on the consolidated balance sheet, as intangible asset – digital currency, at their fair value less costs to sell and re-measured each reporting date, if not sooner. Revaluation gains or losses on the sale of coins for traditional (fiat) currencies will be included in the consolidated statements of operations in accordance with the Company’s treatment of its digital currencies as a traded commodity.

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

For Pinnacle Frac, accounts receivable is comprised of unsecured amounts due from customers that have been conveyed to a factoring agent for both with and without recourse. Pinnacle Frac receives an advance from the factoring agent of 98% of the amount invoiced to the customer within one business day. The Company recognizes revenue for 100% of the gross amount invoiced, records an expense for the 2% finance charge by the factoring agent, and realizes cash for the 98% net proceeds received. The Company has recognized an allowance for doubtful accounts of $209 and $109 as of September 30, 2021 and March 31, 2021, respectively.

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

Digital currencies will consist of cryptocurrency denominated assets and will be included in current assets. Digital currencies will be carried at their fair value determined by the spot rate less costs to sell. The digital currency market is still a new market and is highly volatile; historical prices are not necessarily indicative of future value; a significant change in the market prices for digital currencies would have a significant impact on the Company’s earnings and financial position. Fair value will be determined by taking the price of the coins from the exchanges which the Company will most frequently use.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2021

Digital Currencies

Digital currencies will be included in current assets in the consolidated balance sheets as intangible assets with indefinite useful lives. Digital currencies are recorded at cost less impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its chief operating decision makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings and the March 27, 2020 acquisition of Banner Midstream consisted of three segments, Financial, Commodities and Technology. Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company will add a fourth reporting segment to account for their Digital Asset mining business. Additionally, on July 1, 2021 the Company will report its home office costs into the Commodity segment, charge its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Finance and Digital Asset segments to account for this home office allocation.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company generally uses a Black-Scholes model, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-measured at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the derivative liabilities.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

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

Liquidity

For the six months ended September 30, 2021 and 2020, the Company had a net loss of $(3,296) and ($12,196), respectively, has a working capital deficit of $8,733 and $11,845 as of September 30, 2021 and March 31, 2021, and has an accumulated deficit as of September 30, 2021 of $152,207. As of September 30, 2021, the Company has $7,895 in cash and cash equivalents from continuing operations. The Company alleviated the substantial doubt regarding this uncertainty as of March 31, 2020 which continues to be alleviated at September 30, 2021 as a result of the Company’s acquisition of Banner Midstream on March 27, 2020, coupled with the raising of funds through the exercise of warrants and options and the sale of common stock and warrants during the year ended March 31, 2021 and through the six months ended September 30, 2021.

If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. If the Company is unable to obtain additional financing, it may be required to significantly scale back its business and operations. The Company’s ability to raise additional capital will be impacted by the heightened societal and regulatory focus on climate change and may also be impacted by the COVID-19 pandemic including the current supply chain shortages.

The Company believes that the current cash on hand and anticipated cash from operations is sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

Impact of COVID-19

The COVID-19 pandemic previously had a profound effect on the U.S. and global economy and may continue to affect the economy and the industries in which we operate, depending on the vaccine rollouts and the emergence of virus mutations.

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for the six and three months ended September 30, 2021 in contrast to the material impact it had in the prior fiscal year.

COVID-19 has also contributed to the supply chain disruptions which have not yet had a material effect for the Company. The Company will continue to monitor the supply chain shortages affecting the world.

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

In April 2020, the Company and one of its subsidiaries entered into PPP loans with financial institutions. Of the $1,869 in PPP loans obtained this fiscal year, the Company was informed that $1,850 (including $11 in accrued interest) had been forgiven in the three months ended December 31, 2020. The remaining $30 with accrued interest of $2 was converted into a loan that is due in May 2022, with payments of $2 per month that commenced December 19, 2020. The Company repaid this loan in full in September 2021.

NOTE 2: DISCONTINUED OPERATIONS

Pursuant to ASC 205-20, Presentation of Financial Statements – Discontinued Operations, ASC-20-45-1B, paragraph 360-10-45-15,

As of April 1, 2021, all of the equipment assets and accounts payable of Pinnacle Vac were transitioned into Capstone to continue servicing the debt. As a result, there are no assets or liabilities of discontinued operations that remain, and no income or loss from discontinued operations for the six and three months ended September 30, 2021 and 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

NOTE 3: REVENUE

The following table disaggregates the Company’s revenue by major source for the six and three months ended September 30:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Financial Services	$200	$104	$348	$194
Oil and Gas Production	1,269	525	2,837	676
Transportation Services	4,577	2,575	9,617	4,549
Fuel Rebate	57	31	154	77
Equipment Rental	8	43	34	95
	$6,111	$3,278	$12,990	$5,591

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

NOTE 4: INVENTORIES

The Company’s inventory as of September 30, 2021 and March 31, 2021 of $101 and $122, respectively, consisted of crude oil of approximately 4,912 and 6,198 barrels of unsold crude oil (these amounts are not rounded in thousands), respectively, using the lower of cost (LIFO) or net realizable value.

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

On August 14, 2020, the Company entered into an Asset Purchase Agreement with Rabb Resources, LTD. which included the acquisition of real property. The purchase price for this acquisition was $3,500, of which $1,196 was paid in cash (after applying the outstanding principal of the note receivable and accrued interest receivable against the $1,500 agreed upon cash consideration) and the balance was paid in common stock of the Company. The Company accounted for this acquisition as an asset purchase (see Note 16). There were no amounts outstanding as of September 30, 2021 and March 31, 2021, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
	(unaudited)
Zest Labs freshness hardware	$2,493	$2,493
Computers and software costs	222	222
Land	140	140
Buildings	236	236
Leasehold improvements – Pinnacle Frac	18	18
Mining technology equipment – Digital Asset	4,247	-
Machinery and equipment – Technology	200	200
Machinery and equipment – Commodities	3,577	3,385
Total property and equipment	11,133	6,694
Accumulated depreciation and impairment	(3,345)	(2,999)
Property and equipment, net	$7,788	$3,695

As of September 30, 2021 and 2020, the Company performed an evaluation of the recoverability of these long-lived assets. The analysis resulted in no impairment as of related to these assets.

On April 1, 2021, the Company placed back in service equipment of $201 with accumulated depreciation of $7 which were part of discontinued operations related to Pinnacle Vac. These assets are equipment related to Capstone who is servicing the debt related to the assets.

The Company in April 2021 traded in a truck with a value of $5 for a new truck with a value of $3 and received cash of $2 in the exchange.

The mining technology equipment – digital assets have not been placed into service as of September 30 2021, therefore there has been no depreciation taken on these assets as of September 30, 2021.

Depreciation expense for the six and three months ended September 30, 2021 and 2020 was $346 and $172, and $341 and $171, respectively.

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of September 30, 2021 and March 31, 2021:

	September 30, 2021	March 31, 2021
	(unaudited)
Patents	$1,013	$1,013
Customer relationships	2,100	2,100
Non-compete agreements – Banner Midstream	250	250
Outsourced vendor relationships	1,017	1,017
Non-compete agreements – Zest Labs	340	340
Total intangible assets	4,720	4,720
Accumulated amortization and impairment	(2,829)	(2,655)
Intangible assets, net	$1,891	$2,065

In the acquisition of Banner Midstream, the Company acquired the customer relationships and non-compete agreements valued at $2,350. The estimated useful lives of the customer relationships is ten years based on the estimated cash flows from those customer contracts, and the estimated useful lives of the non-compete agreement is five years amortized over a straight-line method.

Amortization expense for the six and three months ended September 30, 2021 and 2020 was $174 and $87, and $142 and $71, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

The following is the future amortization of the intangibles as of September 30:

2022	$303
2023	261
2024	264
2025	241
2026	210
Thereafter	612
$1,891

In addition to the statutory based intangible assets noted above, the Company recorded a total of $10,225 of goodwill in connection with the purchase of Trend and Banner Midstream.

Accordingly, goodwill was as follows as of September 30, 2021:

Acquisition – Trend Discovery	$3,223
Acquisition – Banner Midstream	7,002
Goodwill – September 30, 2021	$10,225

The Company assessed the criteria for impairment, and there were no indicators of impairment present as of September 30, 2021, and therefore no impairment is necessary.

NOTE 8: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2021	March 31, 2021
	(unaudited)
Professional fees and consulting costs	$57	$801
Vacation and paid time off	120	107
Legal fees	182	86
Compensation	134	734
Interest	-	65
Insurance	1,430	1,013
Other	443	785
Total	$2,366	$3,591

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

NOTE 9: WARRANT DERIVATIVE LIABILITIES

The Company issued common stock and warrants in several private placements and two public offerings (“Derivative Warrant Instruments”) and some of these warrants have been classified as liabilities. The Derivative Warrant Instruments have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

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

On November 14, 2020, the Company granted 60 warrants, for the early conversion of a portion of the September 24, 2020 warrants, with a strike price of $7.75 per share with a term of two-years. The fair value of those warrants was estimated to be $251 at inception, and $108 as of September 30, 2021.

On December 30, 2020, the Company granted 889 warrants, in the direct registered offering under the effective Form S-3, with a strike price of $10.00 with a term of two-years (maturity January 2, 2023). The fair value of those warrants was estimated to be $4,655 at inception and $4,653 as of December 31, 2020. During the three months ended March 31, 2021, 176 warrants were exercised for $1,760, and no shares were exercised during the six months ended September 30, 2021. The fair value of the remaining warrants at September 30, 2021 is $1,141.

On December 30, 2020, the Company granted 62 warrants to the placement agent as additional compensation in connection with the registered direct offering closed December 31, 2020, exercisable at a strike price of $11.25 per share for a term of two-years (expiring January 2, 2023). The fair value of those warrants was estimated to be $308 at inception and $90 as of September 30, 2021.

The fair value of the 200 warrants that remain outstanding from the 250 warrants granted on September 24, 2020 as of September 30, 2021 is $270.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

On June 30, 2021, the Company granted 200 warrants, subject to a purchase agreement entered into the same day with the warrant holder, with a strike price of $10.00 per share with a term of two-years. The fair value of those warrants was estimated to be $545 at inception, on June 30, 2021 and $415 as of September 30, 2021.

On August 6, 2021, the Company closed a $20,000 registered direct offering in which H.C. Wainwright & Co., LLC acted as the exclusive placement agent. The Company sold 3,478 shares of common stock and 3,478 warrants at $5.75 per share. The warrants are exercisable for a three- and one-half-year period beginning when the Company increases its authorized common stock to 40,000 shares, which occurred on October 8, 2021. The Company also issued the placement agent 243 warrants exercisable at $7.1875 per share over the same period as the investor warrants but expiring on the earlier of the three- and one-half year anniversary of the date the placement agent warrants first become exercisable and August 4, 2026. Further information on the offering and compensation to the placement agent is contained in the prospectus supplement dated August 4, 2021. The fair value of the investor warrants was estimated to be $11,203 at inception and $12,533 as of September 30, 2021. The fair value of the placement agent warrants was estimated to be $744 at inception and $832 as of September 30, 2021.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2021 and March 31, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on September 30, 2021 and March 31, 2021 and at inception:

	Six Months Ended September 30, 2021	Year Ended March 31, 2021	Inception
Expected term	0.5 – 3.50 years	4.58 - 5 years	5.00 years
Expected volatility	112 - 113%	94 - 101%	91% - 107%
Expected dividend yield	-	-	-
Risk-free interest rate	0.61 - 1.74%	0.61 - 1.74%	1.50% - 2.77%
Market price	$3.25 - $12.95	$3.05 - $10.00

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

The Company’s remaining derivative liabilities as of September 30, 2021 and March 31, 2021 associated with warrant offerings are as follows. All fully extinguished warrants liabilities are not included in the chart below.

	September 30, 2021	March 31, 2021	Inception
Fair value of 200 (originally 250) September 24, 2020 warrants	$270	$1,349	$1,265
Fair value of 60 November 14, 2020 warrants	108	458	251
Fair value of 889 December 31, 2020 warrants	1,141	4,993	4,655
Fair value of 62 December 31, 2020 warrants	90	413	308
Fair value of 200 June 30, 2021 warrants	415	-	545
Fair value of 3,478 August 6, 2021 warrants	12,533	-	11,203
Fair value of 243 August 6, 2021 warrants	832	-	744
	$15,389	$7,213

During the six and three months ended September 30, 2021 and 2020 the Company recognized changes in the fair value of the derivative liabilities of $4,316 and $(629), and $(16,382) and $1,011, respectively. In addition, the Company recognized $1,289 and $744 in expenses related to the warrants granted for the six and three months ended September 30, 2021.

Activity related to the warrant derivative liabilities for the six months ended September 30, 2021 is as follows:

Beginning balance as of March 31, 2021	$7,213
Issuances of warrants – derivative liabilities	12,492
Warrants exchanged for common stock	(-)
Change in fair value of warrant derivative liabilities	(4,316)
Ending balance as of September 30, 2021	$15,389

Activity related to the warrant derivative liabilities for the year ended March 31, 2021 is as follows:

Beginning balance as of March 31, 2020	$2,775
Issuances of warrants – derivative liabilities	13,118
Warrants exchanged for common stock	(27,198)
Change in fair value of warrant derivative liabilities	18,518
Ending balance as of March 31, 2021	$7,213

NOTE 10: CAPITALIZED DRILLING COSTS AND OIL AND GAS PROPERTIES

Capitalized Drilling Costs

In January 2021, the Company commenced a drilling program on their Deshotel 24H well included in their proved reserves. The Company incurred $6,084 in costs related to this program of which $3,387 was expensed directly as drilling costs. The Company, pursuant to ASC 932 will amortize the remaining $2,697 of these costs, under the full-cost method based on the units of production method. Depletion expense for the six and three months ended September 30, 2021 for the capitalized drilling costs was $419 and $144, respectively. As of September 30, 2021, the capitalized drilling costs were $2,148. There were no such costs for the six and three months ended September 30, 2020.

Oil and Gas Properties

The Company’s holdings in oil and gas mineral lease (“OGML”) properties as of September 30, 2021 and March 31, 2021 are as follows:

Trend Exploration was assigned an 80% working interest in fourteen wells from the Assignors on July 1, 2021.

	September 30, 2021	March 31, 2021
	(unaudited)
Total OGML Properties Acquired	$11,940	$12,352

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

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

On May 13, 2021, the Company’s subsidiaries White River Energy LLC and White River Operating LLC entered into a Letter Agreement for a .60 of 8/8th Earned Working Interest with TSEA Partners LLC (“TSEA”) for their Harry O’Neal 20-10 lease in Holmes County, MS (“Letter Agreement”). Under the terms of the Letter Agreement, TSEA paid $600 to the Company to transfer the working interest to TSEA and TSEA received a $300 drilling or workover credit to use towards any authority for expenditure at Horseshoe Field. There were no amounts valued as oil and gas properties for this particular property, and as a result, the entire $600 is reflected as a gain on sale of property as well as the removal of the asset retirement obligation of $1 which brought the total gain to $601.

Effective on July 1, 2021, the Company’s subsidiary White River SPV 2, LLC closed on the sale of the Weyerhauser OGML Lease. The Company did not record a value for the property as it was acquired in a group of properties on June 11, 2021 as the entire group of properties were purchased for $1. As a result, the entire sales price of $112, which includes the sale of the existing inventory and related expenses of $12 on this well and removal of the accumulated depletion, asset retirement obligation brought the total gain to $121.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

The following table summarizes the Company’s oil and gas activities by classification for the six months ended September 30, 2021 and year ended March 31, 2021.

Activity Category	March 31, 2021	Adjustments (1)	September 30, 2021
Proved Developed Producing Oil and Gas Properties
Cost	$7,223	$-	$7,223
Accumulated depreciation, depletion and amortization	(739)	(716)	(1,455)
Changes in estimates	-	-	-
Total	$6,484	$(716)	$5,768

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$5,868	$304	$6,172
Changes in estimates	(-)	(-)	(-)
Total	$5,868	$304	$6,172

Grand Total	$12,352	$(412)	$11,940

Activity Category	March 31, 2020	Adjustments (1)	March 31, 2021
Proved Developed Producing Oil and Gas Properties
Cost	$167	$737	$904
Accumulated depreciation, depletion and amortization	-	(739)	(739)
Changes in estimates	-	6,319	6,319
Total	$167	$6,317	$6,484

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$5,968	$6,219	$12,187
Changes in estimates	-	(6,319)	(6,319)
Total	$5,968	$(100)	$5,868

Grand Total	$6,135	$6,217	$12,352

(1)

Relates to acquisitions and dispositions of reserves. For the six months ended September 30, 2021, the Company acquired various leases in Concordia, LA and Caldwell, TX for $304, and sold a lease for $6 in Lasalle, LA.

In addition, on July 1, 2021, the Company assigned an 80% working interest in fourteen wells to their subsidiary, Trend Exploration.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

NOTE 11: LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2021 and March 31, 2021. All debt instruments repaid during the year ended March 31, 2021 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

	September 30, 2021	March 31, 2021
	(unaudited)
Note payable – Alliance Bank (a)	$368	$1,033
Commercial loan – Firstar Bank (b)	465	626
Auto loan 1 – Firstar Bank (c)	23	29
Auto loan 2 – Firstar Bank (d)	-	38
Auto loan 3 – Ally Bank (e)	30	34
Auto loan 4 – Ally Bank (f)	31	35
Auto loan 7 – Ally Bank (g)	50	69
Tractor loan 6 – Tab Bank (h)	149	180
Ecoark – PPP Loan (i)	-	24
Total long-term debt	1,116	2,068
Less: current portion	(879)	(1,056)
Long-term debt, net of current portion	$237	$1,012

(a)	Original loan date of June 14, 2019 with an original maturity date of April 14, 2020. The Company extended this loan for $1,239 at 4.95% with a new maturity date of April 14, 2025. On September 24, 2021, the Company repaid $550 of this amount as a condition of the underlying guarantee of the note.

(b)	Original loan date of February 28, 2018, due December 31, 2021 at 4.75%.

(c)	On July 20, 2018, entered into a long-term secured note payable for $56 for a service truck maturing July 20, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2021.

(d)	On August 3, 2018, entered into a long-term secured note payable for $73 for a service truck maturing August 3, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. The collateral underlying the loan was stolen in March 2021, and the Company received an insurance settlement in May 2021 and promptly used those proceeds to pay off the remainder of the loan balance.

(e)	On July 18, 2018, entered into a long-term secured note payable for $56 for a service truck maturing August 17, 2024. The note is secured by the collateral purchased and accrued interest annually at 9.00% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2021.

(f)	On July 26, 2018, entered into a long-term secured note payable for $54 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2021.

(g)	On November 5, 2018, entered into four long-term secured notes payable for $140 maturing on November 5, 2021. The notes are secured by the collateral purchased and accrued interest annually at rates ranging between 6.89% and 7.87% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2021.

(h)	On November 7, 2018, entered into a long-term secured note payable for $301 maturing on November 22, 2023. The note is secured by the collateral purchased and accrued interest annually at 10.25% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2021.

(i)	PPP loan received by Ecoark Holdings Inc. in April 2020. Loan bears interest at 1% per annum and matures April 2022. On November 19, 2020, the Company received confirmation that $356 in principal and $2 in accrued interest has been forgiven, and this amount has been reflected in forgiveness of debt. The remaining $29, were to be due in monthly installments of $2 through maturity in May 2022, however, the Company repaid the remaining balance of $15 on August 24, 2021.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

The following is a list of maturities as of September 30:

2022	$879
2023	203
2024	34
$1,116

During the six months ended September 30, 2021, the Company repaid $928 in long-term debt.

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

Interest expense on long-term debt during the six and three months ended September 30, 2021 and 2020 are $47 and $22 and $249 and $180, respectively.

NOTE 12: NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consisted of the following as of September 30, 2021 and March 31, 2021. All notes payable to related parties instruments repaid during the year ended March 31, 2021 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

	September 30, 2021	March 31, 2021
	(unaudited)
Ecoark Holdings Board Member (a)	$-	$578
Total Notes Payable – Related Parties	-	578
Less: Current Portion of Notes Payable – Related Parties	(-)	(578)
Long-term debt, net of current portion	$-	$-

(a)	A board member advanced $578 to the Company through August 8, 2021, under the terms of notes payable that bears interest at rates ranging between 10% and 15% interest per annum. On August 9, 2021, the Company repaid the entire $578 to the board member with accrued interest of $43. Interest expense on the notes for the six and three months ended September 30, 2021 and 2020 was $25 and $7 and $35 and $27, respectively.

An officer of the Company advanced $45 and was repaid this amount during the six months ended September 30, 2021.

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
SEPTEMBER 30, 2021

NOTE 13: STOCKHOLDERS’ EQUITY (DEFICIT)

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock, par value $0.001. The Company has designated Series B and C out of the total Preferred Shares authorized.

The Company has entered into agreements to issue preferred stock over the past several years. Currently as of September 30, 2021 and March 31, 2021, there are no shares of any series of preferred stock issued and outstanding. The remaining shares of preferred shares were converted during the year ended March 31, 2021.

Ecoark Holdings Common Stock

The Company is authorized to issue 40,000 shares of common stock, par value $0.001. Effective with the opening of trading on December 17, 2020, the Company implemented a one-for-five reverse split of its issued and outstanding common stock and a simultaneous proportionate reduction of its authorized common stock. All share and per share figures are reflected on a post-split basis herein. Effective December 29, 2020, the Company amended its articles of incorporation to reduce its authorized common stock from 40,000 shares to 30,000 shares. On August 6, 2021, the Company’s board of directors approved the increase of the authorized common shares to 40,000. The increase became effective on October 8, 2021, following the approval in a Special Meeting of Ecoark’s Stockholders.

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

SEPTEMBER 30, 2021

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

In the three months ended September 30, 2021, the Company issued 3,478 shares of common stock in a registered direct offering for $20,000, and 45 shares of common stock for services rendered valued at $241. A portion of the shares ($149) issued are for future services and will be expensed upon completion of these services.

Share-based compensation expense of $1,218 and $1,150 and $819 and $36, respectively is included in selling, general and administrative expense in the condensed consolidated statements of operations for the six and three months ended September 30, 2021 and 2020, respectively for the 2013 Incentive Stock Plan, 2017 Omnibus Incentive Plan and for the Company’s Non-Qualified Stock Options. There were no expenses related to warrant grants in these periods.

In order to have sufficient authorized capital to raise the $20,000, on August 4, 2021, an officer and director of the Company agreed to cancel stock options in exchange for a lesser number of restricted stock units, subject to future vesting. In accordance with the restricted stock agreement, the director was granted 272 RSUs that vest over 12 quarterly increments, in exchange for cancelling 672 stock options. In addition, upon shareholder approval of an amendment to the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, which occurred on October 6, 2021, this officer and director will receive 64 additional RSUs. The expense related to the modification of these grants is included in the share-based compensation expense for the three months ended September 30, 2021.

As of September 30, 2021, 26,364 shares of common stock were issued and 26,247 shares of common stock were outstanding, net of 117 treasury shares.

Agora Common Stock

Agora is authorized to issue 250,000 shares of common stock, par value $0.001. On September 22, 2021, the Company purchased one hundred shares of Agora for ten dollars. Those shares are the only shares issued and outstanding as of September 30, 2021.

On October 1, 2021, the Company purchased 41,671 shares of Agora common stock for $4,167 which Agora used to purchase equipment to commence the Bitstream operations.

In addition, between October 7 and November 1, 2021, Agora issued 4,350 shares to its management team and directors. After issuance of these shares, Ecoark controls approximately 91% of Agora, and will recognize a non-controlling interest moving forward.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

NOTE 14: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are presently involved in the following legal proceedings. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●	On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. We expect Walmart to continue to vigorously defend the litigation and to oppose the verdict in post-trial motions and an appeal. The Company has filed post-trial motions to add an award for their attorneys’ fees as the prevailing party in the litigation. In addition to other post-trial motions, Walmart, Inc. has filed a renewed motion for judgment as a matter of law or, in the alternative, for remittitur or a new trial. As of the date of this Report, the court has not ruled on any of the post-trial motions.

●	On September 21, 2021, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Deloitte Consulting, LLP (“Deloitte”) in the Eight Judicial District Court in Clark County, Nevada. The complaint is for violation of the Nevada Uniform Trade Secret Act and will also be seeking a preliminary and permanent injunction, attorney’s fees, and punitive damages. The damages at issue are in the hundreds of millions of dollars. Zest Labs, Inc. began working with Deloitte in 2016, in a confidential matter in a pilot program that Zest Labs, Inc. had been engaged for by a large customer. Zest Labs, Inc. engaged in significant discussions, presentations, demonstrations, and information downloads with Deloitte who specifically acknowledged that this information was confidential. This complaint is in the very early stages, and the Company cannot reasonably determine the outcome and potential reward at this time.

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

Bitstream Commitments on Purchase Obligations

As discussed in the overview of Bitstream in Note 1, Bitstream has entered into a number of agreements where they are obligated to purchase equipment necessary to run their business. Bitstream has estimated this commitment to be approximately $12-$14 million over the next three months inclusive of what has been spent to date.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

NOTE 15: CONCENTRATIONS

Customer Concentration. Four and three customers, all in the commodity segment accounted for more than 10% of the accounts receivable balance at September 30, 2021 and March 31, 2021 for a total of 65% and 76% of accounts receivable, respectively. In addition, two and one customers represent approximately 76% and 65% of total revenues for the Company for the six months ended September 30, 2021 and 2020, respectively. In addition, one and two customers represent approximately 68% and 77% of total revenues for the Company for the three months ended September 30, 2021 and 2020, respectively.

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

NOTE 16: ACQUISITIONS

The following represent acquisitions for the six months ended September 30, 2021 and year ended March 31, 2021.

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
SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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
$750

Luling Prospect

On August 16, 2021 the Company and Shamrock Upstream Energy, LLC, a wholly-owned subsidiary of the Company entered into an agreement with a privately-held limited liability company to acquire working interests in the Luling Prospect for $250. No other assets were acquired in this, nor was there any recognized ARO for this working interest. The manager of the privately held limited liability company is related through marriage to the Chairman and CEO of the Company, however the acquisition was determined to be at arms’ length. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

Oil and gas properties	$250
$250

Concordia Leases

On September 1, 2021 the Company and White River Energy, LLC, a wholly-owned subsidiary of the Company entered into an agreement with several individuals to acquire working interests in the various leases in Concordia, LA for $54. No other assets were acquired in this, nor was there any recognized ARO for this working interest. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

Working interest in oil and gas wells	$54
$54

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the six months ended September 30, 2021 and 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

	Level 1	Level 2	Level 3	Total Gains and (Losses)
September 30, 2021
Warrant derivative liabilities	-	-	$15,389	$4,316

March 31, 2021
Warrant derivative liabilities	-	-	$7,213	$(18,518)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

NOTE 18: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company will add a fourth reporting segment to account for their Digital Asset mining business. Additionally, on July 1, 2021 the Company will report its home office costs into the Commodity segment, charge its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Finance and Digital Asset segments to account for this home office allocation.

Six Months Ended September 30, 2021	Digital Assets	Commodities	Financial	Technology	Total
Segmented operating revenues	$-	$12,642	$348	$-	$12,990
Cost of revenues	-	7,166	-	-	7,166
Gross profit	-	5,476	348	-	5,824
Total operating expenses net of depreciation, amortization, depletion and accretion	408	9,530	271	1,593	11,802
Depreciation, amortization, depletion and accretion	-	1,627	-	111	1,738
Other (income) expense	-	(3,101)	(220)	(1,099)	(4,420)
Income (loss) from continuing operations	$(408)	$(2,580)	$297	$(605)	$(3,296)

Three Months Ended September 30, 2021	Digital Assets	Commodities	Financial	Technology	Total
Segmented operating revenues	$-	$5,911	$200	$-	$6,111
Cost of revenues	-	3,224	-	-	3,224
Gross profit	-	2,687	200	-	2,887
Total operating expenses net of depreciation, amortization, and impairment	408	6,016	117	939	7,480
Depreciation and amortization	-	667	-	55	722
Other expense	-	540	-	-	540
Loss from continuing operations	$(408)	$(4,536)	$83	$(994)	$(5,855)

Segmented assets as of September 30, 2021
Property and equipment, net	$4,247	$3,360	$-	$181	$7,788
Oil and Gas Properties/Capitalized drilling costs	$-	$14,088	$-	$-	$14,088
Intangible assets, net	$-	$1,891	$-	$-	$1,891
Goodwill	$-	$7,002	$3,223	$-	$10,225
Capital expenditures	$4,247	$-	$-	$-	$4,247

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

SEPTEMBER 30, 2021

Six Months Ended September 30, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$5,397	$194	$-	$5,591
Cost of revenues	3,426	-	-	3,426
Gross profit	1,971	194	-	2,165
Total operating expenses net of depreciation, amortization, depletion and accretion	5,951	194	1,481	7,626
Depreciation, amortization, depletion and accretion	498	-	126	624
Other (income) expense	5,270	140	701	6,111
Loss from continuing operations	$(9,748)	$(140)	$(2,308)	$(12,196)

Three Months Ended September 30, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$3,174	$104	$-	$3,278
Cost of revenues	2,333	-	-	2,333
Gross profit	841	104	-	945
Total operating expenses net of depreciation, amortization, depletion and accretion	3,884	65	562	4,511
Depreciation, amortization, depletion and accretion	260	-	63	323
Other (income) expense	(8,467)	(735)	(3,672)	(12,874)
Income from continuing operations	$5,164	$774	$3,047	$8,985

Segmented assets as of September 30, 2020
Property and equipment, net	$3,677	$-	$416	$4,093
Oil and Gas Properties	$11,412	$-	$-	$11,412
Intangible assets, net	$2,208	$-	$-	$2,208
Goodwill	$7,002	$3,223	$-	$10,225
Capital expenditures	$617	$-	$-	$617

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

NOTE 19: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for their leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement. The Company had had only short-term leases up through the acquisition of Banner Midstream. The Company acquired a right of use asset and lease liability of $731 and $732, respectively on March 27, 2020. The Company recorded these amounts at present value, in accordance with the standard, using discount rates ranging between 2.5% and 11.36%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms ranging between 42 and 60 months. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for re-measurement. This lease will be treated as an operating lease under the new standard. In addition, the Company entered into a new 39 month operating lease for office space in September 2020, a new 36 month operating lease in March 2021, as well as two new 36 month operating leases in June 2021 which are all included in the right of use asset and lease liabilities.

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

The Company’s portfolio of leases contains both finance and operating leases that relate primarily to the commodity segment. As of September 30, 2021, the value of the unamortized lease right of use asset is $782, of which $373 is from financing leases (through maturity at June 30, 2024) and $409 is from operating leases (through maturity in May 31, 2024). As of September 30, 2021, the Company’s lease liability was $809, of which $366 is from financing leases and $443 is from operating leases.

Maturity of lease liability for the operating leases for the period ended September 30,
2022	$228
2023	$183
2024	$43
2025	$-
Imputed interest	$(11)
Total lease liability	$443

Disclosed as:
Current portion	$221
Non-current portion	$222

Maturity of lease liability for the financing leases for the period ended September 30,
2022	$151
2023	$143
2024	$85
2025	$-
Imputed interest	$(13)
Total lease liability	$366

Disclosed as:
Current portion	$143
Non-current portion	$223

Amortization of the right of use asset for the period ended September 30,
2022	$349
2023	$308
2024	$126
Total	$783

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three months ended September 30, 2021	Six months ended September 30, 2021
	(unaudited)	(unaudited)
Operating lease expense	$53	$106

Finance lease expense
Depreciation of capitalized finance lease assets	35	70
Interest expense on finance lease liabilities	3	6
Total lease cost	$91	$182

	Three months ended September 30, 2020	Six months ended September 30, 2020
	(unaudited)	(unaudited)
Operating lease expense	$32	$52

Finance lease expense
Depreciation of capitalized finance lease assets	34	69
Interest expense on finance lease liabilities	4	8

Total lease cost	$70	$129

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

The following table summarizes activity in the Company’s ARO for the six months ended September 30, 2021 and year ended March 31, 2021:

	September 30, 2021	March 31, 2021
	(unaudited)
Balance, beginning of period	$1,532	$295
Accretion expense	78	64
Reclamation obligations settled	-	-
Disposition due to sale of property	(23)	-
Additions	-	111
Changes in estimates	-	1,062
Balance, end of period	$1,587	$1,532

Total ARO at September 30, 2021 and March 31, 2021 shown in the table above consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation for the periods ended September 30, 2021 and March 31, 2021, respectively. These values are discounted to present value at 10% per annum for the periods ended September 30, 2021 and March 31, 2021. The Company disposed of a portion of their properties and wrote off the balance of ARO associated with that disposal of $23 in sales of some of the Company’s properties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

NOTE 21: RELATED PARTY TRANSACTIONS

On May 31, 2019 the Company acquired Trend Holdings. Pursuant to the merger, the one thousand issued and outstanding shares of common stock of Trend Holdings were converted into 1,100 shares of the Company’s Common Stock with an approximate dollar value of $3,237 based on the closing price per share of Common Stock on the closing date of the merger. William B. Hoagland, the Company’s Chief Financial Officer, was President and a principal stockholder of Trend Holdings and received 550 shares of Common Stock, pursuant to the merger.

Jay Puchir, the Company’s Treasurer, served as a consultant to the Company from May 2019 to March 2020 and was paid solely in stock options totaling 40 stock options at an exercise price of $3.15 per share. In addition, any outstanding notes with Mr. Puchir have been repaid along with all accrued interest.

Gary Metzger, a director, advanced $578 to the Company through March 31, 2020, under the terms of notes payable that bears interest at rates ranging between 10% and 15% interest per annum. These notes along with all accrued interest were repaid in August 2021.

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

On September 22, 2021, Agora became the sole owner of Trend Discovery. Trend Discovery is the sole owner of TCM, which is the general partner of Trend Discovery LP, a limited partnership, and the manager of Trend Discovery SPV I, a limited liability company. On August 31, 2021, William B. Hoagland, the Chief Financial Officer of the Company, and Chief Executive Officer of Agora, transferred 550 shares of Ecoark common stock to Trend LP, of which Mr. Hoagland owns an approximately 25-30% partnership interest. Following the transfer, Trend LP owns 713 shares of Ecoark common stock. Additionally, Trend SPV holds 344 shares of Ecoark common stock and 460 warrants to purchase Ecoark common stock. However, the investment and voting power over the Ecoark common stock held by Trend SPV and Trend LP has been granted to a third party not affiliated with Agora or Ecoark.

The manager of the privately held limited liability company that the Company purchased an interest in for the Luling Prospect is related through marriage to the Chairman and CEO of the Company. The acquisition was determined to be at arms’ length.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
SEPTEMBER 30, 2021

NOTE 22: SUBSEQUENT EVENTS

Subsequent to September 30, 2021, the Company had the following transactions:

On October 6, 2021, the Company held a Special Meeting of Stockholders, and approved (a) an amendment to the Articles of Incorporation to increase the number of common shares authorized of the Company from 30,000 shares to 40,000 shares; (b) an amendment to the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan to increase the number of shares of common stock authorized for issuance under this plan from 800 shares to 1,300 shares; and (c) the issuance of 272 restricted stock units and an additional 64 restricted stock units to the President and director of the Company under this plan, in exchange for the cancellation of 672 previously issued stock options. The Company filed a Certificate of Amendment to its Articles of Incorporation increasing its authorized common stock to 40,000 shares effective October 8, 2021.

On October 1, 2021, the Company purchased 41,671 shares of Agora common stock for $4,167 which Agora used to purchase equipment to commence the Bitstream operations.

In addition, between October 7 and November 1, 2021, Agora issued 4,350 shares to its management team and directors. After issuance of these shares, Ecoark controls approximately 91% of Agora, and will recognize a non-controlling interest moving forward.

In October 2021 Bitstream secured an additional 30 MWs of electrical capacity at a different West Texas location. This supplements the Company’s prior agreement to secure 12 MWs and as a result the Company will have a total of 42 MWs of electric power for immediate use and benefit to the Company. Bitstream also plans to participate in the ERCOT responsive reserve market by relinquishing its power back to the Texas grid as power stabilization events are needed. Additionally, Bitstream has procured mining infrastructure to power the 42 MWs and expects the equipment and infrastructure to be delivered over the next 120 days. This mining infrastructure includes twenty-one 2,600 kilo-volt amp (KVA) or similar transformers and the Company’s first shipment of Bitcoin mining application-specific integrated circuits (“ASIC”). The Company has agreed to pay a total $3,375 for the new equipment and infrastructure as follows: (i) $506 upon the order which has been paid, (ii) $506 by November 11, 2021, and (iii) the remaining $2,362 by December 15, 2021.

In connection with the increase in electrical capacity, Bitstream entered into a second binding letter of intent with the power management company pursuant to which the Company has paid a total of $2,954, consisting of a $2,628 development fee and a $326 reimbursement for payments made by the power management company to the electric utility to secure the power. In addition, the Company agreed to pay a total of $450 upon the power management company signing a binding agreement to acquire or lease 20 or more acres of usable land.

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

OVERVIEW

Ecoark Holdings is a diversified holding company, incorporated in the state of Nevada on November 19, 2007. Through Ecoark Holdings wholly owned subsidiaries, the Company has operations in three areas: (i) oil and gas, including exploration, production and drilling operations on over 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi and transportation services, (ii) post-harvest shelf-life and freshness food management technology, (iii) financial services including investing in a select number of early stage startups, and (iv) a recently launched cryptocurrency mining business designed to assist with electric power opportunities in a deregulated market which exists in Texas.

The Company’s subsidiaries include Banner Midstream Corp. (“Banner Midstream”), White River Holdings Corp. (“White River”), Shamrock Upstream Energy LLC (“Shamrock”), Pinnacle Frac Transport LLC (“Pinnacle Frac”), Capstone Equipment Leasing LLC (“Capstone”), Zest Labs, Inc. (“Zest Labs”), and Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) who was assigned the membership interest in Trend Discovery Holdings LLC, a Delaware limited liability corporation as well as all of Agora’s recently formed subsidiaries as discussed herein, (all references to “Trend Holdings” or “Trend” are now synonymous with Agora) from the Company on September 17, 2021 upon its formation.

On August 4, 2021, the Company’s common stock commenced trading on the Nasdaq Capital Market.

Pinnacle Frac

Through Pinnacle Frac the Company provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors.

White River and Shamrock

Through White River and Shamrock, we are engaged in oil and gas exploration, production, and drilling operations on over 20,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi.

Zest Labs

Zest Labs’ goal is to offer freshness management solutions for fresh food growers, suppliers, processors, distributors, grocers and restaurants. Our efforts with respect to the freshness food management solution have to a considerable degree been focused on preparing for trial and appeals in our previously disclosed lawsuit against Walmart, Inc.

Agora Digital Holdings, Inc.

Through Agora we provide financial services and collect fees from entities which invest in securities, and also plans to operate as a digital asset mining company as described in more detail below.

The Company assigned its membership interest in Trend Holdings and its related wholly owned subsidiaries to Agora on September 22, 2021, for the sale of the initial one hundred shares for ten dollars. On October 1, 2021, the Company purchased 41,671 shares of Agora common stock for $4,167 which Agora used to purchase equipment to commence the Bitstream operations.

Trend Holdings formed four subsidiaries, Bitstream Mining, LLC, a Texas Limited Liability Company (“Bitstream”) on May 16, 2021, REStream Processing LLC, a Texas Limited Liability Corp (“REStream”). on May 16, 2021, Trend Discovery Exploration LLC, a Texas Limited Liability Corp. (“Trend Exploration”) on May 27, 2021, and OTZI, LLC, a Delaware Limited Liability Corp. (“OTZI”) on September 2, 2021, in addition to Barrier Crest, LLC (“Barrier Crest”) that was acquired along with Trend Capital Management, Inc. (“TCM”) that was acquired by Ecoark on May 31, 2019.

Agora was organized by Ecoark to enter the digital asset mining business. Because of regulatory uncertainty over digital assets being deemed to be securities, Agora’s initial focus is on mining Bitcoin which the SEC administratively determined is not a security. Because of regulatory concerns and the changing regulatory environment, Agora intends to seek opportunities to engage with cryptocurrencies that do not involve the offer or sale of any securities.

The Company intends to issue a stock dividend through a pro rata distribution of Agora’s common stock to Ecoark’s common shareholders and holders of common stock equivalents. Ecoark plans to distribute 80% of the Agora common stock it holds to its shareholders as of a future record date to be determined upon completion of regulatory compliance. Ecoark plans to retain the remaining 20% ownership in Agora on its balance sheet. As a result of the approval by the board of directors of the Company to divest Agora, the Company, has accounted for this as a disposal other than by sale. Assets to be disposed of other than by sale should continue to be classified as held and used until they are disposed of. Upon disposal, the Company must assess whether the disposed of assets qualify for discontinued operations reporting. If so, the Company will apply the presentation and disclosure requirements of ASC 205-20, and if not, the Company will apply the presentation and disclosure requirements of ASC 360-10.

Overview of Agora Digital Holdings, Inc.

The following is a brief overview of each of the principal subsidiaries that the Company operates through Agora, the Company’s newly formed, majority-owned subsidiary.

Bitstream

Bitstream was organized to be our principal cryptocurrency subsidiary. Bitstream has entered into a series of agreements including arranging for a reliable and economical electric power source needed to efficiently mine Bitcoin, ordering miners, housing infrastructure and other infrastructure to mine Bitcoin and locating a third-party hosting service to operate the miners and the service’s more advanced miners. Agora has spent (and agreed to spend) between $12-$14 million in connection with these agreements, not including future revenue sharing. Agora anticipates that the initial miners will begin operating in early November and by late December or January 2022, the Bitmain S19 Pro miners supplied by the hosting service will be operational. As of October 25, 2021, Bitstream had paid unaffiliated third parties a total of $4,755 and was obligated to pay certain of these third parties an additional $8,686.

Bitstream anticipates that they will deploy and operate modularized data centers (facilities) with the sole purpose of mining digital assets, with Bitcoin initially as the focus. Agora anticipates powering these data centers by acquiring a long-term power contract to purchase electric power from the electric grid in Texas. Once the business is operational, Bitstream intends to continuously add data center facilities by reinvesting their revenues. All data centers will be remotely managed with onsite personnel for servicing and troubleshooting any operational issues. Bitstream plans to utilize the energy to power its energy intensive operations of digital asset mining. Additionally, if Texas experiences another power shortage during the winter or summer months from extreme weather conditions, Bitstream would be able to arbitrage power at favorable margins. Bitstream will do this by temporarily shutting down their cryptocurrency mining operations and sell their purchased power back to the grid at favorable margins. Last winter, during the blackout, the price per kWh exceeded $10 at its peak imbalance, whereas Bitstream’s power cost is expected to be $0.023 per kWh.

Bitstream is expected to be the focal point of the Company’s Agora operations during the next 12 months. For this reason, set forth below is a more detailed overview of Bitstream’s developments, planned operations and the cryptocurrency assets and industry in which it will operate.

Trend Exploration

On July 1, 2021, Trend Exploration acquired oil and gas leases with producing oil wells in Louisiana. Trend Exploration was formed to provide an environmental, social and governance (“ESG”) solution to Bitstream’s need for affordable electric power does not intend to be an oil and gas exploration company. Trend Exploration was assigned an 80% working interest in fourteen wells from White River SPV 2, LLC and White River E&P LLC (“Assignors”) on July 1, 2021. In accordance with ASC 205-20, there is a scope exception for oil and gas properties that use the full-cost method of accounting. Under the full-cost method of accounting, all costs associated with property acquisition, exploration, and development activities are capitalized to cost centers, which are established on a country-by-country basis. The definition of discontinued operations, however, applies to disposals of components of an entity, which is defined as the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As a result, the definition of discontinued operations will not be operable under the full-cost method of accounting because of differences in the tracking and allocation of costs, which is at a much higher level. The Company as a result has not reflected the working interest on the fourteen wells in discontinued operations. The Trend Exploration business is identical to the business noted herein for Banner Midstream.

Trend Capital Management

Trend Capital Management was founded in 2011. Trend Capital Management provides services to and collects fees from entities including Trend Discovery LP (“Trend LP”) and Trend Discovery SPV I, LLC (“Trend SPV”), both of which invest in securities. Trend SPV’s only assets are shares of Ecoark. Trend Capital Management neither invests in securities nor have any role in Trend LP and Trend SPV’s purchase of securities. The investment capital in Trend LP and Trend SPV is from individual investors in those firms, and not from Agora.

Barrier Crest

Barrier Crest provides fund administration and fund formation services to institutional investors. Barrier Crest provides fund administration services to Trend LP and Trend SPV. Barrier Crest, provides fund administration and related services for small hedge funds. Trend Discovery Holdings LLC (“Trend Discovery”) owns an entity which is the general partner but not the investment manager of two investment funds. These investment funds own shares of Ecoark and one also owns warrants of Ecoark.

Part of the financial services strategy envisions the acquisition of a broker-dealer to engage in the digital assets markets. As of the date of this Report, we are not negotiating any potential acquisition. We plan to focus on a target as soon as we can.

Cryptocurrency Mining Overview

Distributed blockchain technology is a decentralized or distributed and encrypted ledger that is designed to offer a secure, efficient, verifiable, and permanent way of storing records and other information without the need for intermediaries. Cryptocurrencies serve multiple purposes. They can serve as a medium of exchange, store of value or unit of account. Examples of cryptocurrencies include Bitcoin, Bitcoin Cash, and Litecoin.

Bitcoin was first introduced in 2008 and was first introduced as a means of exchange in 2009. Bitcoin is a consensus network that enables a new payment system and a completely new form of digital money. It is the first decentralized peer-to-peer payment network that is powered by its users with no central authority or middlemen. From a user perspective, Bitstream believes Bitcoin can be viewed as cash for the Internet. The Bitcoin network shares a public ledger called the “blockchain.” This ledger contains every transaction ever processed, allowing a user’s computer to verify the validity of each transaction. The authenticity of each transaction is protected by digital signatures corresponding to the sending addresses, allowing all users to have full control over sending bitcoins currency rewards from their own bitcoin addresses. In addition, anyone can process transactions using the computing power of specialized hardware and earn a reward in Bitcoins for this service. This process is often called “mining.”

Bitstream plans to mine Bitcoin, and may choose to mine other cryptocurrencies, by acquiring miners to solve complex cryptographic algorithms to support the Bitcoin blockchain (in a process known as “solving a block”). In return for solving a block, Bitstream would receive a Bitcoin.

Bitstream will mine Bitcoin using specialized computer equipment referred to as “miners.” Miners measure their capability in terms of processing power, which is known as in the industry as “hashing” power. Hashing power is measured in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” Generally speaking, miners with greater hashing power and in turn a higher hash rate relative to other miners attempting to solve a block have a higher chance of solving the block and receiving a cryptocurrency award. However, although newer generations of miners advertise improved energy efficiency, increasing hash rate generally requires greater electrical power, which increases the cost of solving a block and, therefore, the relative cost of mining a cryptocurrency. As additional miners competed for the limited supply of blocks, individuals found that they were working for months without finding a block and receiving any reward for their mining efforts. To address this variance, miners started organizing into pools to share mining rewards more evenly on a pro rata basis based on total hashing capacity contributed to the mining pool. Bitstream will be participating in a mining pool. As of the date of this report, Bitstream is in the process of paying for and receiving delivery of the necessary infrastructure and equipment to commence mining operations using a total of 42 megawatts (“MW”) of electricity, which through conditional and unconditional rights to two sites in West Texas may be increased to up to 372 MW assuming this can be done so on acceptable terms.

Mining Equipment. In September 2021 Bitstream ordered 5,000 used Canaan Avalon 841 13 TH/s miners for $1,350. Delivery of 2,000 of these miners occurred in October 2021. Bitstream’s plan is to use trailer or shipping container-like units as housing infrastructure to house our miners. Bitstream will either build their own or partner with another third-party vendor to build entry level housing infrastructure to deploy the initial mining equipment in November. In August 2021, Bitstream entered into an agreement with a third party which will supply Bitstream with more advanced housing infrastructure in exchange for approximately $375. Delivery of these enhanced housing infrastructure is expected in late 2021 or early 2022.

In September 2021, Bitstream entered into a binding agreement referred to as a Memorandum of Understanding with Elite Mining Inc. (the “Hosting Company”) that will supply high speed miners, host the Company’s data center and operate the miners it installs. In Phase 1 which is a beta test phase, Bitstream paid $600 to the Hosting Company which will also supply 6 MW capacity’s worth of very high speed and efficient miners by mid-January 2022. Bitstream has an option to purchase these high-speed miners at replacement cost (which may be higher than current cost). The Hosting Company may provide hosting for third parties during Phase 1 which reduces the cash flow for Bitstream. This agreement will also allow Bitstream to utilize a minimum of 25 MW of electricity under the initial power purchase agreement in Phase 2. Bitstream can terminate the hosting agreement as soon as Bitstream has secured sufficient capital to replace the hosted Bitmain S19 Pros with their own. Once Bitstream purchases the high-efficiency miners, the Hosting Company cannot host third parties.

Phase 2 is planned to begin in May 2022 which is subject to Bitstream agreeing to proceed. If Bitstream elects to enter Phase 2, it will be required to loan the Hosting Company the funds to develop a production facility in Texas on terms to be negotiated. Bitstream will have certain rights to the production facility capacity from Phase 2 and will pay the Hosting Company for its services.

In October 2021 Bitstream secured an additional 30 MWs of electrical capacity at a different West Texas location. This supplements the Company’s prior agreement to secure 12 MWs and as a result the Company will have a total of 42 MWs of electric power for immediate use and benefit to Bitstream. Bitstream also plans to participate in the Electric Reliability Council of Texas’ (“ERCOT”) responsive reserve market by relinquishing its power back to the Texas grid as power stabilization events are needed. Additionally, Bitstream has procured mining infrastructure to power the 42 MWs and expects the equipment and infrastructure to be delivered over the next 120 days. This mining infrastructure includes twenty-one 2,600 kilo-volt amp (KVA) or similar transformers and the Company’s first shipment of Bitcoin mining application-specific integrated circuits (“ASIC”). The Company has agreed to pay a total $3,376 for the new equipment and infrastructure as follows: (i) $506 upon the order which has been paid, (ii) $506 by November 11, 2021, and (iii) the remaining $2,364 by December 15, 2021.

In connection with the increase in electrical capacity, Bitstream entered into a second binding letter of intent with the power management company pursuant to which the Company has paid a total of $2,955, consisting of a $2,628 development fee and a $327 reimbursement for payments made by the power management company to the electric utility to secure the power. In addition, the Company agreed to pay a total of $450 upon the power management company signing a binding agreement to acquire or lease 20 or more acres of usable land. Bitstream is currently negotiating an agreement for this but as of the date of this Report, no agreement has been executed.

Once the business is operational, Bitstream intends to continuously add data center platforms by reinvesting cash and potentially utilizing leverage to scale operations. All data centers will be remotely managed with onsite personnel for servicing and troubleshooting any operational issues.

Commodities Segment

For the six and three months ended September 30, 2021, the Company’s consolidated revenues from continuing operations consisted almost exclusively of the revenues from, and most of our expenses were related to, the Commodities segment. In our Commodities segment, our activities are primarily directed at the conventional enhancement and development of all productive formations throughout our Louisiana and Mississippi leasehold positions of over 20,000 acres. We intend to continue to enhance and develop our reserves and increase production through exploration activities on our prolific inventory of potential drilling locations.

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

Segment Reporting for the Six and Three Months Ended September 30, 2021 and 2020:

Prior to August 26, 2021, the Company operated in three segments. The segments are Financial Services (Trend Holdings), Technology (Zest Labs), and Commodities (Banner Midstream). Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company will add a fourth reporting segment to account for their Digital Asset mining business. Additionally, beginning on July 1, 2021 the Company began reporting its home office costs into the Commodity segment, charging its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Finance and Digital Asset segments to account for this home office allocation.

Six Months Ended September 30, 2021	Digital Assets	Commodities	Financial	Technology	Total
Segmented operating revenues	$-	$12,642	$348	$-	$12,990
Cost of revenues	-	7,166	-	-	7,166
Gross profit	-	5,476	348	-	5,824
Total operating expenses net of depreciation, amortization, depletion and accretion	408	9,530	271	1,593	11,802
Depreciation, amortization, depletion and accretion	-	1,627	-	111	1,738
Other (income) expense	-	(3,101)	(220)	(1,099)	(4,420)
Income (loss) from continuing operations	$(408)	$(2,580)	$297	$(605)	$(3,296)

Three Months Ended September 30, 2021	Digital Assets	Commodities	Financial	Technology	Total
Segmented operating revenues	$-	$5,911	$200	$-	$6,111
Cost of revenues	-	3,224	-	-	3,224
Gross profit	-	2,687	200	-	2,887
Total operating expenses net of depreciation, amortization, and impairment	408	6,016	117	939	7,480
Depreciation and amortization	-	667	-	55	722
Other expense	-	540	-	-	540
Loss from continuing operations	$(408)	$(4,536)	$83	$(994)	$(5,855)

Segmented assets as of September 30, 2021
Property and equipment, net	$4,247	$3,360	$-	$181	$7,788
Oil and Gas Properties/Capitalized drilling costs	$-	$14,088	$-	$-	$14,088
Intangible assets, net	$-	$1,891	$-	$-	$1,891
Goodwill	$-	$7,002	$3,223	$-	$10,225
Capital expenditures	$4,247	$-	$-	$-	$4,247

Six Months Ended September 30, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$5,397	$194	$-	$5,591
Cost of revenues	3,426	-	-	3,426
Gross profit	1,971	194	-	2,165
Total operating expenses net of depreciation, amortization, depletion and accretion	5,951	194	1,481	7,626
Depreciation, amortization, depletion and accretion	498	-	126	624
Other (income) expense	5,270	140	701	6,111
Loss from continuing operations	$(9,748)	$(140)	$(2,308)	$(12,196)

Three Months Ended September 30, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$3,174	$104	$-	$3,278
Cost of revenues	2,333	-	-	2,333
Gross profit	841	104	-	945
Total operating expenses net of depreciation, amortization, depletion and accretion	3,884	65	562	4,511
Depreciation, amortization, depletion and accretion	260	-	63	323
Other (income) expense	(8,467)	(735)	(3,672)	(12,874)
Income from continuing operations	$5,164	$774	$3,047	$8,985

Segmented assets as of September 30, 2020
Property and equipment, net	$3,677	$-	$416	$4,093
Oil and Gas Properties	$11,412	$-	$-	$11,412
Intangible assets, net	$2,208	$-	$-	$2,208
Goodwill	$7,002	$3,223	$-	$10,225
Capital expenditures	$617	$-	$-	$617

Second Quarter 2021 Operating Highlights

●	Revenue for three months ended September 30, 2021 were $6,111, an increase of $3,278 compared to same period in prior year.

●	We recorded a net loss of $5,855 for the second quarter ended September 30, 2021.

●	Our average production was 245 Gross (173 Net) barrels of oil per day during the three months ended September 30, 2021.

●	During the three months ended September 30, 2021, we had no new successful drilling activity.

●	On August 16, 2021, we entered into an agreement with a privately held limited liability company to acquire working interests in the Luling Prospect for $250

●	On September 1, 2021, we entered into an agreement with several individuals to acquire working interests in the various leases in Concordia, LA for $54

●	We have entered into a number of agreements through Bitstream where we are obligated to purchase equipment necessary to run the business. Bitstream has estimated this commitment to be approximately $12-$14 million over the next three months inclusive of what has been spent to date.

Key Trends

Commodity Prices

In early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the ongoing COVID-19 pandemic. However, certain restrictions on conducting business that were implemented in response to the COVID-19 pandemic have been lifted as improved treatments and vaccinations for COVID-19 have been rolled-out globally since late 2020. As a result, oil and natural gas market prices have improved in response to the increase in demand and global and United States reductions in drilling. However, as of the date of this report oil and natural gas prices have experienced increased volatility due to the uncertainty related to the Delta variant of the virus.

During 2020 and 2021, the posted NYMEX WTI price for crude oil ranged from $(37.63) to $76.25 per Bbl. On September 30, 2021, the NYMEX WTI price for crude oil was $75.03 per Bbl. Commodity prices have historically been volatile and we cannot predict events which may lead to future fluctuations in these prices.

Impact of COVID-19

The COVID-19 pandemic previously had a profound effect on the U.S. and global economy and may continue to affect the economy and the industries in which we operate, depending on the vaccine rollouts and the emergence of virus mutations as well as the impact of supply chain disruptions.

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for fiscal 2021 included in this Form 10-Q in contrast to the material impact it had in the prior fiscal year.

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

The Company will recognize income from digital currency mining from the provision of transaction services within digital currency networks, commonly termed “cryptocurrency mining”. As consideration for those services, the Company will receive digital currency from each specific network in which it participates (“coins”). Income from digital currency mining is measured based on the fair value of the coins received. The fair value is determined using the spot price of the coin on the date of receipt. The coins are recorded on the consolidated balance sheet, as intangible asset – digital currency, at their fair value less costs to sell and re-measured each reporting date, if not sooner. Revaluation gains or losses on the sale of coins for traditional (fiat) currencies will be included in the consolidated statements of operations in accordance with the Company’s treatment of its digital currencies as a traded commodity.

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

Digital currencies will consist of cryptocurrency denominated assets and will be included in current assets. Digital currencies will be carried at their fair value determined by the spot rate less costs to sell. The digital currency market is still a new market and is highly volatile; historical prices are not necessarily indicative of future value; a significant change in the market prices for digital currencies would have a significant impact on the Company’s earnings and financial position. Fair value will be determined by taking the price of the coins from the exchanges which the Company most frequently uses.

Digital Currencies

Digital currencies will be included in current assets in the consolidated balance sheets as intangible assets with indefinite useful lives. Digital currencies are recorded at cost less impairment.

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its chief operating decision makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings and the March 27, 2020 acquisition of Banner Midstream now consist of three segments, Agora (Finance), Banner Midstream (Commodities) and Zest Labs (Technology). Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company will add a fourth reporting segment to account for their Digital Asset mining business. Additionally, effective on July 1, 2021 the Company will report its home office costs into the Commodity segment, charge its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Finance and Digital Asset segments to account for this home office allocation.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company generally uses a Black-Scholes model, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-measured at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the derivative liabilities.

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

Production Data – Six and Three Months Ended September 30, 2021

The following tables set forth our production data for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021		2020
	Bbls		Bbls
	Gross	Net	Gross	Net
Production Data:
By State/County
Mississippi
Holmes Cty	139	104	—	—
Amite	6,183	4,927	5,952	4,750
Wilkinson	7,490	5,805	4,855	3,877
Pike	759	585	113	92
	14,570	11,420	10,920	8,718

Louisiana
Catahoula	3,244	2,210	1,488	1,204
Concordia	3,419	1,660	2,522-	1,118
Tensas	1,687	1,265	1,159	861
Lasalle	609	330	572	310
Avoyelles	30,707	20,878	1,503	1,137
	39,667	26,343	7,243	4,631

Total	54,237	37,763	18,163	13,349

The following tables set forth our production data for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
	Bbls		Bbls
	Gross	Net	Gross	Net
Production Data:
By State/County
Mississippi
Holmes Cty	131	98
Amite	2,671	2,132	4,627	3,694
Wilkinson	3,871	2,997	3,994	3,1988
Pike	464	364	111	90
	7,137	5,591	8,7328	6,982

Louisiana
Catahoula	1,410	1,311	1,188	953
Concordia	2,360	1,041	2,522	1,118
Tensas	660	495	1,087	808
Lasalle	136	74	429	232
Avoyelles	10,863	7,407	1,124	850
	15,429	10,328	6,349	3,962

Total	22,567	15,919	15,081	10,944

RESULTS OF OPERATIONS FOR CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Revenues

The following table shows revenues for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020
Oil and Gas Operations	$2,837	$676
Transportation Services and Other Revenue	9,805	4,721
Financial Segment	348	194
Technology Segment	—	—
Total	$12,990	$5,591

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil production volumes sold and average sales prices received for those volumes.

	Six Months Ended September 30,
	2021	2020
Revenues:
Oil and natural gas sales, net of taxes	$2,809	$676
Other	28	—
Total revenues	$2,837	$676

Our oil revenues for the six months ended September 30, 2021 increased by $2,161, or 319%, to $2,809 from $676 during the six months ended September 30, 2020. There was a slight decrease in revenue for the three months ended September 30, 2021 versus the three months ended June 30, 2021 due to the sales of certain leases in the three months ended September 30, 2021 as well as slower production in our main producing well.

The increase in oil production during the six months ended September 30, 2021 as compared to the same period in 2020 resulted in $1,291 of the total increase due to more wells operational in 2021 versus 2020. The remaining revenue increase of $870 was due to an increase in oil prices during the six months ended September 30, 2021 as compared to the same period in 2020.

Average daily production sold increased by 99 barrels of oil per day (“BOPD”) to 219 BOPD during the six months ended September 30, 2021 from 120 BOPD during the six months ended September 30, 2020.

Cost of Revenues and Gross Profit

The following table shows costs of revenues for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020
Total	$7,166	$3,426

The increase in cost of revenue was primarily due to increased owner operator and fuel expenses of $6,727 for the six months ended September 30, 2021 compared to $3,132 for the six months ended September 30, 2020.

Operating Expenses

The following table shows operating expenses by segment for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020
Segment
Commodity segment	$11,157	$6,449
Technology segment	1,704	1,607
Digital Assets Segment	408	0
Financial Segment	271	194
Total	$13,540	$8,250

The following table shows operating expenses for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020
Operating Expenses
Salaries and salaries related costs	$3,838	$3,617
Professional and consulting fees	382	498
Oilfield supplies and repairs	1,200	874
Selling, general and administrative costs	6,382	2,271
Depreciation, amortization, depletion, and accretion	1,738	624
Research and development	-	366
	$13,540	$8,250

Selling, General and Administrative

The following table shows selling, general and administrative expenses for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020
Selling, general and administrative costs
Capital Raising Costs	$2,126	$-
Insurance	1,526	287
Legal/Audit/Accounting expenses	647	709
Factoring expenses	221	79
Equipment Rental	159	34
Other	1,703	1,162
	$6,382	$2,271

Insurance expense for six months ended September 30, 2020 included a one-time adjustment in commodity segment.

Depreciation, Amortization, Depletion and Accretion

The following table shows depreciation, amortization, depletion and accretion expenses for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020
Depletion of proved oil and natural gas properties	$722	$125
Depletion of drilled wells	418	-
Depreciation of sand frac transportation equipment	227	214
Depreciation of midstream assets	8	1
Depreciation of technology segment assets	111	126
Amortization of intangible assets	174	142
Asset retirement obligation accretion	78	16
Depreciation, depletion and amortization expense	$1,738	$624

The increase in depletion of proved oil and natural gas properties of $597 for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020 is primarily due to full six months of operations in 2021 compared to less than four months in 2020. Increase in depletion of drilled wells due to completion of Deshotel #24 well in March 2021.

Research and Development

Research and development expense decreased from $366 in the six months ended September 30, 2020 to zero in the six months ended September 30, 2021. The $366 reduction in costs is due to the completion of the development of the Zest Labs freshness solutions.

Other Income (Expense)

The following table shows other income (expense) for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020
Change in fair value of derivative liabilities	$4,316	$(16,382)
Gain (loss) on exchange of warrants for common stock	-	16,583
Loss on conversion of long-term debt and accrued expenses	-	(3,969)
Gain (loss) on disposal of fixed assets	-	(105)
Loss on abandonment of oil and gas property	-	(83)
Gain on disposal of ARO related to sale of oil and gas property	8	-
Gain on sale of oil and gas property	713	-
Interest expense, net of interest income	(617)	(2,155)
Other income (expense)	$4,420	$(6,111)

Change in fair value of derivative liabilities for the six months ended September 30, 2021 was a non-cash gain as compared to a non-cash loss for the six months ended September 30, 2020. The $20,698 increase was a result of the fluctuation in the stock price at September 30, 2021 compared to September 30, 2020.

There was a gain in the period ended September 30, 2020 from the extinguishment of the derivative liabilities that when converted to shares of common stock of $16,583. In addition, in the period ended September 30, 2020, there was a loss on the conversion of debt and other liabilities to shares of common stock of $3,969.

Interest expense, net of interest income, for the six months ended September 30, 2020 was the result of the interest incurred on the debt assumed in the Banner Midstream acquisition, the amortization of debt discount of $149 as well as the value related to the granting of warrants for interest of $1,265. For the six months ended September 30, 2021, value related to the granting of warrants for interest was $545.

Oil, Natural Gas and Natural Gas Liquids Costs and Expenses

	Six Months Ended September 30,
	2021	2020
Costs and expenses (income):
Production	$279	$164
Exploration, abandonment, and impairment	397	-
Oilfield supplies and repairs	767	793
Oil & Gas production taxes	79	59
General and administrative	928	2,146
Depreciation and amortization	16	5
Depletion	1,140	126
Accretion	78	16
Gain on sale of oil and gas property	(721)	-
Loss on abandonment of oil and gas property	-	82

Net Income (loss)

The following table shows net income (loss) for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020
Commodities Segment	$(2,580)	$(9,748)
Financial Segment	297	(140)
Digital Assets Segment	(408)	-
Technology Segment	(605)	(2,308)
Net Income (loss)	$(3,296)	$(12,196)

Net income from continuing operations for the six months ended September 30, 2021 increased primarily due to the non-cash changes in the fair value of the derivative liability of $20,698 and the non-cash losses incurred on the conversion of debt and expense to equity in the six months ended September 30, 2020 of $3,969, offset by the non-cash gain on the exchange of warrants for common stock in the six months ended September 30, 2020 of $16,583.

RESULTS OF OPERATIONS FOR CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

Revenues

The following table shows revenues for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Oil and Gas Operations	$1,269	$525
Transportation Services and Other Revenue	4,642	2,649
Financial Segment	200	104
Technology Segment	-	-
Total	$6,111	$3,278

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil production volumes sold and average sales prices received for those volumes.

	Three Months Ended September 30,
	2021	2020
Revenues:
Oil and natural gas sales, net of taxes	$1,259	$525
Other	10	-
Total revenues	$1,269	$525

Our oil revenues for the three months ended September 30, 2021 increased by $734, or 139%, to $1,259 from $525 during the three months ended September 30, 2020. The increase in oil production during the three months ended September 30, 2021 as compared to the same period in 2020 resulted in $403 of the total increase due to more wells operational in 2021 versus 2020. The remaining revenue increase of $331 was due to an increase in oil prices during the three months ended September 30, 2021 as compared to the same period in 2020.

Average daily production sold increased by 56 barrels of oil per day (“BOPD”) to 171 BOPD during the three months ended September 30, 2021 from 115 BOPD during the three months ended September 30, 2020.

Cost of Revenues and Gross Profit

The following table shows costs of revenues for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Total	$3,224	$2,333

The increase in cost of revenue was primarily due to increased owner operator and fuel expenses of $3,166 for the three months ended September 30, 2021 compared to $1,816 for the three months ended September 30, 2020.

Operating Expenses

The following table shows operating expenses by segment for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Segment
Commodity segment	$6,683	$4,144
Technology segment	994	625
Digital Assets segment	408	-
Financial segment	117	65
Total	$8,202	$4,834

The following table shows operating expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Operating Expenses
Salaries and salaries related costs	$2,269	$1,605
Professional and consulting fees	245	236
Oilfield supplies and repairs	856	869
Selling, general and administrative costs	4,110	1,665
Depreciation, amortization, depletion, and accretion	722	323
Research and development	-	136
	$8,202	$4,834

Selling, General and Administrative

The following table shows selling, general and administrative expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Selling, general and administrative costs
Capital Raising Costs	$2,126	$-
Insurance	854	547
Legal/Audit/Accounting expenses	373	400
Factoring expenses	101	43
Equipment Rental	42	21
Other	614	654
	$4,110	$1,665

Depreciation, Amortization, Depletion and Accretion

The following table shows depreciation, amortization, depletion and accretion expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Depletion of proved oil and natural gas properties	$278	$71
Depletion of drilled wells	144	-
Depreciation of sand frac transportation equipment	118	109
Depreciation of technology segment assets	55	63
Amortization of intangible assets	87	71
Asset retirement obligation accretion	40	9
Depreciation, depletion and amortization expense	$722	$323

The increase in depletion of proved oil and natural gas properties of $207 for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is primarily due to additional wells being depleted. Increase in depletion of drilled wells due to completion of Deshotel #24 well in March 2021.

Research and Development

Research and development expense decreased from $136 in the three months ended September 30, 2020 to zero in the three months ended September 30, 2021. The $136 reduction in costs is due to the completion of the development of the Zest Labs freshness solutions.

Other Income (Expense)

The following table shows other income (expense) for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Change in fair value of derivative liabilities	$(629)	$1,011
Gain (loss) on exchange of warrants for common stock	-	14,952
Loss on conversion of long-term debt and accrued expenses	-	(1,775)
Gain on disposal of ARO related to sale of oil and gas property	1	-
Gain on sale of oil and gas property	121	-
Interest expense, net of interest income	(33)	(1,314)
Other income (expense)	$(540)	$12,874

Change in fair value of derivative liabilities for the three months ended September 30, 2021 was a non-cash loss as compared to a non-cash gain for the three months ended September 30, 2020. The $1,640 decrease was a result of the fluctuation in the stock price at September 30, 2021 compared to September 30, 2020.

There was a gain in the period ended September 30, 2020 from the extinguishment of the derivative liabilities that when converted to shares of common stock of $14,952. In addition, in the period ended September 30, 2020, there was a loss on the conversion of debt and other liabilities to shares of common stock of $1,775.

Interest expense, net of interest income, for the three months ended September 30, 2020 was the result of the interest incurred on the debt assumed in the Banner Midstream acquisition, the amortization of debt discount of $149 as well as the value related to the granting of warrants for interest of $1,265. For the three months ended September 30, 2021, value related to the granting of warrants for interest was $0.

Oil, Natural Gas and Natural Gas Liquids Costs and Expenses

	Three Months Ended September 30,
	2021	2020
Costs and expenses (income):
Production	$(16)	$409
Exploration, abandonment, and impairment	172	-
Oilfield supplies and repairs	668	793
Oil & Gas production taxes	35	49
General and administrative	508	2,146
Depreciation and amortization	8	4
Depletion	422	73
Accretion	40	9
Gain on sale of oil and gas property	(121)	-
Loss on abandonment of oil and gas property	-	-

Net Income (loss)

The following table shows net income (loss) for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Commodities Segment	$(4,536)	$5,164
Financial Segment	83	774
Digital Assets Segment	(408)	-
Technology Segment	(994)	3,047
Net Income (loss)	$(5,855)	$8,985

Net income from continuing operations for the three months ended September 30, 2021 decreased primarily due to the non-cash changes in the fair value of the derivative liability of $1,640 and the non-cash losses incurred on the conversion of debt and expense to equity in the three months ended September 30, 2020, offset by the non-cash gain on the exchange of warrants for common stock in the three months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Net cash used in operating activities was ($6,536) for the six months ended September 30, 2021, as compared to net cash used in operating activities of ($5,111) for the six months ended September 30, 2020. Cash used in operating activities is related to the Company’s net income (loss) partially offset by non-cash expenses, including share-based compensation and the change in the fair value of the derivative liability and net losses incurred in the conversion of debt and liabilities to shares of common stock as well as losses on the sale of fixed assets and abandonment of oil and gas properties.

Net cash provided by (used in) investing activities was $(4,549) for the six months ended September 30, 2021, as compared to ($3,171) net cash used in investing activities for the six months ended September 30, 2020. Net cash used in investing activities in 2021 related to the purchase of fixed assets of ($4,247) and oil and gas properties of $(304), offset by sale of fixed assets of $2. For the six months ended September 30, 2020, the cash used in investing activities related to advancement of a note receivable of $275, and the net purchases of fixed assets and oil and gas properties including drilling costs of $2,896.

Net cash provided (used) in financing activities for the six months ended September 30, 2021 was $17,664 that included $19,230 of proceeds from issuance of common stock and warrants, net of fees, and $28 in proceeds received from the exercise of stock options, offset by $1,530 in repayments of debt. This compared with the cash provided by financing activities in the six months ended September 30, 2020 of $9,540 that included $12,253 from the exercise of warrants, $349 from the exercise of stock options, $2,428 from proceeds received from debt form related and non-related parties offset by $5,114 from payments on debt to both related and non-related parties and $316 in payments to prior owners.

On August 6, 2021, the Company closed a registered direct offering (the “Offering”) of 3,478 shares of the Company’s common stock and warrants to purchase 3,478 shares of common stock (the “Warrants”) to institutional investors at a purchase price per share and accompanying Warrant of $5.75 and received net proceeds of approximately $18,249 after deducting fees payable to the placement agent and offering expenses payable by the Company. We have spent and will continue to spend a majority of the net proceeds from this offering to pay the expenses and equipment related to our digital asset mining operation and a portion of the proceeds will continue to be spent on new drilling projects as previously announced. Additionally, approximately $1,000 will be used to fund new intellectual property litigation legal fees and filings.

The Warrants have an exercise price equal to $5.75 per share and will expire April 8, 2025.

At September 30, 2021 we had cash (including restricted cash) of $7,895 and $6,007 as of October 28, 2021 from continuing operations. We had a working capital deficit of $8,733 and $11,845 as of September 30, 2021 and March 31, 2021, respectively. The decrease in the working capital deficit is the result of the non-cash change in the fair value of the derivative liabilities and repayments of long-term debt offset by the net changes in accounts payable and accrued expenses.

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

We monitor and adjust our projected capital expenditures for our operations in response to the results of our drilling activities, changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, contractual obligations, internally generated cash flow and other factors both within and outside our control. If we require additional capital, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financing, asset sales, offerings of debt and/or equity securities or other means. There is no assurance that the needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital.

Bitstream Expenditures

As of October 25, 2021, the Company has paid unaffiliated third parties a total of $4,755 and is obligated to pay certain of these third parties an additional $8,686 in connection with Bitstream and the establishment of its cryptocurrency mining facilities and operations. Depending upon the availability of capital, Bitstream may spend material additional sums.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and March 31, 2021, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the expected revenues from existing and new drilling projects in our oil and gas operations, the proposed digital assets mining business including developing mining facilities and delivery of related infrastructure and power, increasing the electric power supply for our cryptocurrency mining operations, our planned participation in ERCOT and ability to sell power at favorable margins during shortages, the use and benefits of immersion cooling technology for our cryptocurrency mining operations, prospective future litigation, our anticipated stock dividend involving Agora common stock, regulatory changes in the oil and gas industry, our capital program for production enhancement and development, the acquisition of a broker-dealer, our anticipated capital expenditures, and future liquidity. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include, among other things, volatility of oil and Bitcoin prices, the risks arising from the new impact of the COVID-19 pandemic, including its future effect on the U.S. and global economies including the oil and gas and cryptocurrency markets, competition, government regulation or action, the costs and results of drilling and cryptocurrency mining activities, risks inherent in drilling operations, availability of equipment, services, resources and personnel required to conduct operating activities, ability to replace reserves and uncertainties related to reserve estimates, contingencies in our development of cryptocurrency mining facilities in West Texas including the need for sufficient land and energy and regulatory approvals uncertainties related to ongoing litigation, risks related to potential impact of natural disasters, other risks and uncertainties related to the proposed digital asset mining business, and cybersecurity risks. Further information on our risk factors is contained in “Item 1A – Risk Factors” in this report and our filings with the SEC, including our Annual Report on Form 10-K for the year ended March 31, 2021 and our prospectus supplement dated August 4, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	As previously disclosed, on August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. We expect Walmart to continue to vigorously defend the litigation and to oppose the verdict in post-trial motions and an appeal. The Company has filed post-trial motions to add an award for their attorneys’ fees as the prevailing party in the litigation. In addition to other post-trial motions, Walmart, Inc. has filed a renewed motion for judgment as a matter of law or, in the alternative, for remittitur or a new trial. As of the date of this Report, the court has not ruled on any of the post-trial motions.

●	On September 21, 2021, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Deloitte Consulting, LLP (“Deloitte”) in the Eight Judicial District Court in Clark County, Nevada. The complaint alleges violation of the Nevada Uniform Trade Secret Act and in addition to compensatory damages will also be seeking a preliminary and permanent injunction, attorney’s fees, and punitive damages. The damages at issue are in the hundreds of millions of dollars. Zest Labs, Inc. began working with Deloitte in 2016, in a confidential matter in a pilot program that Zest Labs, Inc. had been engaged for by a large customer. Zest Labs, Inc. engaged in significant discussions, presentations, demonstrations, and information downloads with Deloitte who specifically acknowledged that this information was confidential. This complaint is in the very early stages, and the Company cannot reasonably determine the outcome and potential reward at this time.

On July 15, 2021, the Company and its directors entered into a Settlement and Mutual Release resolving the legal fees it agreed to pay when it settled a class action that was settled without any financial consequences other than paying agreed upon legal fees. The Company paid $50 to the Plaintiff’s attorneys.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Investors should review the new risk factors described below involving our planned Agora operations as well as those contained in our prospectus supplement dated August 4, 2021, in addition to those disclosed in our Form 10-K for the year ended March 31, 2021. Amounts in risk factors are not rounded in thousands.

Risks Related to Our Cryptocurrency Mining Business

We lack an operating history in the cryptocurrency mining space, and our new business is subject to a number of significant risks and uncertainties which affect its future viability.

As of September 30, 2021, we have invested approximately $5 million and agreed to invest approximately $9 million towards the development of our new cryptocurrency mining business. That business, Bitstream, has been formed and entered into agreements for equipment and services but has not commenced material cryptocurrency mining operations. In order to proceed, we must install mining infrastructure at our first mining facility which is in Texas and use electric power to mine cryptocurrencies as well as take advantage of future power shortages such as the one that affected Texas this past winter. Among the risks and uncertainties are:

●	We have committed to the payment of approximately $3.4 million for electric power by December 2021, which may threaten the profitability of this venture particularly to the extent the price of Bitcoin declines;

●	Our team has minimal experience in commercial scale cryptocurrency mining operations;

●	We will rely upon a third party to conduct our mining operations and will have very limited control over its operations;

●	There are a limited number of available miners and the demand from competitors is fierce;

●	Because of supply chain disruptions including those relating to computer chips, we could encounter delivery delays or other difficulties with the purchase, installment and operation of our mining equipment at our facility, which would adversely affect our ability to generate material revenue from our operations;

●	There are a growing number of well capitalized cryptocurrency mining companies including some that have agreed to merge with special purpose acquisition companies, which competitors have significant capital resources, a large supply of miners and operators with experience in cryptocurrency mining. For example, in August 2021 Cipher Mining Inc., a large cryptocurrency mining company, entered into a business combination with Good Works Acquisition Corp., a Nasdaq-listed special purpose acquisition vehicle;

●	Bans from governments such as China, together with pending legislation in Congress and other regulatory initiatives threaten the ability to use cryptocurrencies as a medium of exchange;

●	We may not be able to liquidate our holdings of cryptocurrencies at our desired prices if a precipitous decline in market prices occurs and this could negatively impact our future operations;

●	We have not planned to hedge the conversion of any of our sales of cryptocurrencies; and

●	Historical performance of cryptocurrencies is not indicative of their future price performance.

For all of these reasons, our cryptocurrency mining business may not be successful.

Because we are subject to risks associated with our need for sufficient real property and a continuous source of significant electric power at economically favorable prices, our current efforts and negotiations for these resources to commence operations at our planned West Texas facilities may ultimately be unsuccessful.

Our planned Bitcoin mining operations require both land on which to install mining equipment and significant amounts of electric power to operate such equipment. We have secured a binding definitive agreement to lease or purchase land to set up mining equipment we have already purchased, and we have committed to paying approximately $3.4 million by December 2021 for the infrastructure and source of 42 MW of electricity needed to operate at the capacity intended at our West Texas facilities; however these high costs and uncertainties may harm our ability to become profitable, particularly if the price of Bitcoin declines. While we have arranged for the delivery of the transformers necessary to use up to 42 MW of electricity, we have conditional and unconditional rights to two sites in West Texas for up to 372 MW, subject to approval by the local government. If we or the third parties with whom we contract fail to obtain, deliver and install the necessary items for the required energy as and when needed and on commercially viable terms, our results of operations and future prospects will be materially adversely affected. There may not be an alternative source of electricity, or the resources needed to access it, and the establishment and growth of our cryptocurrency mining operations may be stifled or hindered as a result.

To the extent we purchase additional miners or acquire new miners which require greater surface areas and/or higher energy inputs, our land and electricity requirements would grow. If we are unable to continue to obtain sufficient electric power to operate our miners on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments in new miners. Further, if we are unable to locate and acquire new locations to expand our mining operations, our prospects will be hindered. There can be no guarantee that our operational costs will not increase in the future, in which case there can be no assurance that we can obtain the needed energy at acceptable prices, volume and other terms, if at all.

Additionally, our mining operations could be materially and adversely affected by prolonged power outages, and we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electric power as occurred in Texas last Winter. While we intend to participate in the responsive reserve program of the Electric Reliability Council of Texas should this issue arise, which could offset some or all of the revenue losses, were this were to occur, our business and results of operations could nonetheless be materially and adversely affected, particularly if the reserve program fails.

Our mining operating costs could outpace our mining revenues, which would continue to put a strain on our business or increase our losses.

Our mining operations will be costly and our expenses may increase in the future. This expense increase may not be offset by a corresponding increase in revenue. Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts. For example, we recently agreed to pay approximately $3.4 million for delivery, installment and operation of 42 MW electrical capacity which we may increase in the future. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.

The cost of obtaining new and replacement miners and parts will likely continue to be highly capital intensive which may have a material and adverse effect on our business and results of operations.

Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining Bitcoin are lower than the price of the Bitcoin we mine when we sell them. Our miners and related equipment will be subject to ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. For example, certain miner models such as the Bitmain S17 model has displayed glitches and defects in the past, such that many operators were forced to repair or replace them. To launch our cryptocurrency operations, we have acquired 5,000 used Canaan AvalonMiner 841 13 (TH/s) miners. Upon delivery in late 2021, our third-party hosting company will deploy Bitmain S19 Pro miners which we will share. Further, the initial AvalonMiner 841 miners we will use are less effective at mining Bitcoin than the Bitmain S19 Pro miners because they operate at a lower hashrate, meaning our initial revenue will be lower than the potential of our mining facility due to less effective equipment as well as lower electricity access. Therefore, while risk of loss of the initial miners during the facility set up process will be mitigated due to the lower price of such miners, in this case the reduction in revenue potential is the tradeoff. Contingencies such as these are one of the factors that render cryptocurrency mining highly cost intensive and pose a serious potential hindrance on our mining operations and ability to generate revenue or obtain profitability.

Additionally, as the mining technology evolves, we may need to acquire newer models of miners to remain competitive in the market. Over time, we may replace those miners which are no longer functional or efficient or powerful enough with new miners purchased from third-party manufacturers, the cost of which may be higher than what we spent on prior models and/or such that we will need to raise more capital to do so. For instance, the price of Bitcoin miners has historically been somewhat correlated to the price of Bitcoin, which has appreciated in recent years. Depending on the price of new miners and our operational needs at the time we decide to replace miners in the future, we may have to do so at higher costs than we could have previously, which would add to our losses. Alternatively, even absent defects or reductions in computing power, mining machine models are upgraded frequently, and we are and will continue to be subject to either higher competitive pressure as a result or will be forced to expend large amounts of capital to remain competitive and maintain optimal hash rates.

Inevitably, our older miners and related equipment we deploy will need to be repaired or replaced as a product of ordinary wear and tear and depreciation and/or competitive forces in the marketplace or other factors rendering our current miners obsolete. Any upgrading we may need or choose to undertake will require substantial capital investment, and we may face challenges in locating the requisite capital in a timely manner and/or on terms favorable to us or not highly dilutive to our investors. If we are unable to obtain adequate numbers of new and replacement miners in sufficient quantities or without delay, we may be unable to compete in our highly competitive and continuously developing industry. If this happens, we may not be able to mine Bitcoin or other cryptocurrency as efficiently or in sufficient amounts relative to our competition or at all and, as a result, our business and financial results could suffer which could, in turn, have a material adverse effect on the trading price of our common stock.

Governmental action against digital assets and Bitcoin mining may have a materially adverse effect on the industry, and could affect us if widely adopted.

We and the cryptocurrencies on which our operations will depend are and could become subject to bans and other regulations aimed at preventing what are perceived as some of the negative attributes of Bitcoin and Bitcoin mining. For example, on September 24, 2021 China declared all transactions in and mining of cryptocurrencies, including Bitcoin, illegal. While the ultimate long-term effect of this ban remains uncertain, it could significantly hinder our prospects by limiting a large market for cryptocurrencies within a growing economy. In the hours following China’s announcement of the ban, the price of Bitcoin, which is tied to some extent to public perception of its future value as a form of currency, dropped by nearly $4,000. The ban followed piecemeal regulatory action within China against cryptocurrencies, which was due in part to concerns about the potential for manipulative practices and excessive energy consumption. This could demonstrate the beginning of a regional or global regulatory trend in response to these or other concerns surrounding cryptocurrencies, and similar action in a jurisdiction in which we operate or in general could have devastating effects to our operations. If further regulation follows, it is possible that our industry may not be able to adjust to a sudden and dramatic overhaul to our ability to deploy energy towards the operation of mining equipment.

Because we are unable to influence or predict future regulatory actions taken by governments, we may face difficulty monitoring and responding to rapid regulatory developments affecting Bitcoin mining, which may have a materially adverse effect on our industry and, therefore, our business and results of operations. If further regulatory action is taken by governments in the United States or elsewhere, our business may be materially harmed and you could lose some or all of your investment.

Because there are several competitors in our industry that are purchasing mining equipment at scale and due to supply chain disruptions, we may encounter delays or difficulty in us obtaining new miners, which could materially and adversely affect our business and results of operations.

Many of the competitors in our industry have also been purchasing mining equipment at scale, which has caused a world-wide shortage of mining equipment and components used to produce them, as well as delayed delivery schedules for new miner purchases. There can be no assurances the mining equipment manufacturers on which we will rely will be able to keep pace with the surge in demand for mining equipment when we obtain, upgrade and/or expand upon our current miners. The supply chain disruptions we are facing may adversely affecting us including the shortages of transformers needed to power our miners. Additionally, the supply of the materials used to produce miners, such as the application-specific integrated circuit (“ASIC”) computer chips that are the primary feature in their computing power, may become subject to shortages, which could also either increase the cost beyond what we can reasonably afford or reduce their availability without unreasonable delay or at all. It is uncertain how manufacturers will respond to these trends and whether they can deliver on the schedules promised to any or all of their customers in the future. In the event manufacturers of mining equipment or component parts or materials are not able to keep pace with demand or avoid supply shortages, we may not be able to purchase such products in sufficient quantities, at reasonable prices or on the delivery schedules that meet our business needs, which could have a material adverse effect on our business and results of operations.

To the extent that the profit margins of Bitcoin mining operations are not high, Bitcoin mining companies or other participants in the Bitcoin industry are more likely to immediately sell Bitcoins in the market, thereby constraining growth of the price of Bitcoin that could adversely impact us.

Over the years, Bitcoin mining operations have shifted from individual users mining with computer processors, graphics processing units and first-generation ASIC servers to larger enterprises with newer, more “professionalized” sources of processing power which has been predominantly added by “professionalized” mining operations and resulting demand for more professionalized and powerful miners having faster hash rates. These professionalized mining operations may use proprietary hardware or sophisticated ASIC machines acquired from ASIC manufacturers. Acquiring this specialized hardware at scale requires the investment of significant up-front capital, and mine operators incur significant expenses related to the operation of this hardware at scale, such as the leasing of operating space, which is often done in data centers or warehousing facilities, obtaining and paying for an electricity supply to run the miners and employing technicians to operate the mining facilities.

As a result, these professionalized mining operations are of a greater scale than prior miners and have more defined and regular expenses and liabilities. Because these regular expenses and liabilities require professionalized mining operations to maintain profit margins on the sale of Bitcoin, to the extent the price of Bitcoin declines and such profit margin is constrained, such mining companies are incentivized to sell Bitcoin earned from mining operations more rapidly than individual mining companies who in past years were more likely to hold newly mined Bitcoin for longer periods. The immediate selling of newly mined Bitcoin greatly increases the trading volume of Bitcoin, creating downward pressure on the market price of Bitcoin rewards.

The extent to which the value of Bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such an operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined Bitcoin rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. In a low profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing Bitcoin prices. Lower Bitcoin prices could result in further tightening of profit margins for professionalized mining operations creating a network effect that may further reduce the price of Bitcoin until mining operations with higher operating costs become unprofitable forcing them to reduce mining power or cease mining operations temporarily.

Because many of our miners are designed specifically to mine Bitcoin, our future success will depend in large part upon the value of Bitcoin, and any sustained decline in its value could adversely affect our business and results of operations.

Our operating results will depend in large part upon the value of Bitcoin because it is the primary cryptocurrency we intend to mine, particularly during the short term. Specifically, our revenues from our Bitcoin mining operations are expected to be based upon two factors: (1) the number of Bitcoin rewards we successfully mine and (2) the value of Bitcoin. This means that our operating results will be subject to swings based upon increases or decreases in the value of Bitcoin. Furthermore, our mining operations will focus primarily on producing Bitcoin (as opposed to other cryptocurrencies), and our current miners will principally utilize an algorithm, referred to as SHA-256, which is designed primarily for mining Bitcoin. We will therefore be unable to use these miners to mine other cryptocurrencies, such as Ethereum, because of this algorithm. If other cryptocurrencies overtake Bitcoin in terms of acceptance, the value of Bitcoin could decline. Further, if Bitcoin were to switch its proof of work algorithm from SHA-256 to another algorithm for which our miners would not be suited or if the value of Bitcoin were to decline for other reasons, particularly if such decline were significant or over an extended period of time, we would likely incur very significant costs in retooling or replacing our existing miners with miners better suited for these new protocols and our operating results could be adversely affected. This could result in a material adverse effect on our ability to execute our business strategy, which would harm your investment in us.

Bitcoin is subject to halving, meaning that the Bitcoin rewarded for solving a block will be reduced in the future and its value may not commensurately adjust to compensate us for such reductions, and the overall supply of Bitcoin is finite.

Bitcoin is subject to “halving,” which is the process by which the Bitcoin reward for solving a block is reduced by 50% for every 210,000 blocks that are solved. This means that the amount of Bitcoin we (or any other mining company) are rewarded for solving a block in the blockchain is permanently cut in half. For example, the latest halving having occurred in May 2020, with a revised payout of 6.25 Bitcoin per block solved, down from the previous reward rate of 12.5 Bitcoin per block solved. There can be no assurance that the price of Bitcoin will sufficiently increase to justify the increasingly high costs of mining for Bitcoin given the halving feature. If a corresponding and proportionate increase in the trading price of these cryptocurrencies does not follow these anticipated halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations. To illustrate, even if the price of Bitcoin remains at its price as of today, all other factors being equal (including the same number of miners and a stable hash rate) our revenue would decrease substantially upon the next halving.

Further, due to the halving process, unless the underlying code of the Bitcoin blockchain is altered (which may be unlikely given its decentralized nature), the supply of Bitcoin is finite. Once 21 million Bitcoin have been generated by virtue of solving blocks in the blockchain, the network will stop producing more which is not anticipated until 2140. Currently, there are approximately 19 million Bitcoin in circulation representing about 90% of the total supply of Bitcoin under the current source code. For the foregoing reasons, the halving feature exposes us to inherent uncertainty and reliance upon the historically volatile price of Bitcoin, rendering an investment in us particularly speculative, especially in the long-term. If the price of Bitcoin does not significantly increase in value, your investment could become worthless.

Interruptions to Internet access could disrupt our operations, which could adversely affect our business and results of operations.

Our cryptocurrency mining operations will require access to high-speed Internet to be successful. If we lose Internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. A disruption of the Internet may affect the use of cryptocurrencies and subsequently the value of our securities. Generally, cryptocurrencies and our business of mining cryptocurrencies is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have an adverse effect on the price of Bitcoin and our ability to mine Bitcoin. If this occurs, our business and results of operations may suffer, and our investors may be materially and adversely effected.

Bitcoin has forked multiple times and additional forks may occur in the future which may affect the value of Bitcoin held or mined by the Company.

To the extent that a significant majority of users and mining companies on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software. However, if less than a significant majority of users and mining companies on the cryptocurrency network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” of the network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel yet lacking interchangeability and necessitating exchange-type transaction to convert currencies between the two forks. Additionally, it may be unclear following a fork which fork represents the original cryptocurrency and which is the new cryptocurrency. Different metrics adopted by industry participants to determine which is the original asset include: referring to the wishes of the core developers of a cryptocurrency, blockchains with the greatest amount of hashing power contributed by miners or validators; or blockchains with the longest chain. A fork in the network of a particular cryptocurrency could adversely affect an investment in our securities or our ability to operate.

Since August 1, 2017, Bitcoin’s blockchain was forked multiple times creating alternative versions of the cryptocurrency such as Bitcoin Cash, Bitcoin Gold and Bitcoin SV. The forks resulted in a new blockchain being created with a shared history, and a new path forward. The value of the newly created versions including Bitcoin Cash, Bitcoin Gold and Bitcoin SV may or may not have value in the long run and may affect the price of Bitcoin if interest is shifted away from Bitcoin to the newly created cryptocurrencies. The value of Bitcoin after the creation of a fork is subject to many factors including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of forks in the future. As such, the value of Bitcoin could be materially reduced if existing and future forks have a negative effect on Bitcoin’s value.

If we successfully complete the development of our initial facilities, our planned mining operations, including the miners, the housing infrastructure, the land and the facilities as a whole in which our miners will be operated, will be subject to risks related to uninsured losses and potential damage and contingencies for which we may not be adequately prepared.

Our initial mining facilities and any future facilities we may establish will be subject to a variety of risks relating to housing all of our operations, which include keeping expensive revenue-generating equipment at a single physical location. While we intend to obtain insurance covering general liability, it may not cover all potential losses fully or at all. Some of the risks we face are expected to include:

●	the possibility of construction or repair defects or other structural damage to the housing infrastructure which we will acquire to house our miners;

●	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;

●	any damage resulting from natural disasters, such as tornadoes, fires, floods and windstorms;

●	claims by employees and others for injuries sustained at our facility;

●	theft, arson or other crimes upon our facility;

●	adverse changes in national and local economic and market conditions; and

●	the potential for un-insured or underinsured losses.

For example, our facilities could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on a facility. The security and other measures we take to protect against these risks may not be sufficient. Additionally, our mining efforts could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electric power generating capacity. Given our constant power requirement to operate our miners and generate revenue, it would not be feasible to run miners on back-up power generators in the event of a power outage. In the event of an uninsured or under-insured loss, including a loss in excess of insured limits, at any of the miners in our network, such miners may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues which could have otherwise been derived from such miners. To the extent the miners, the housing infrastructure in which they are held, or the land itself is permanently damaged, we may not be able to bear the cost of repair or replacement. Should any of these events transpire, we may not be able to recover, could lose a material amount of potential revenue, and our business and results of operations could be materially harmed as a result.

We will be relying upon a third party to establish and grow our mining efforts and will have limited ability to control their operations.

We have entered into a binding agreement with a third party pursuant to which it will host a third parties’ miners. We will receive a portion of the resulting revenue. Under the agreement, we will also have the ability to purchase the hosted miners in a “virtual swap” transaction wherein we pay for replacement equipment and in turn have the mining revenue from the hosted miners routed to our digital account. Our agreement gives us limited ability to control the initial mining efforts or oversee the operations. Further the equipment to be used will also include new state-of-the art miners using immersion technology to cool the computer hardware. If this technology fails to work as anticipated, it will adversely affect our future operations. Further our agreement provides no remedies, and we may not be successful in proving or collecting any damages.

Because of the reliance on a third-party mining pool service providers for our mining, its operations may have a negative impact on the Company’s results of operations.

The third-party hosting company will arrange our cryptocurrency mining operations using a mining pool, in which multiple cryptocurrency mining operators agree to join together and if any of them are rewarded Bitcoin for mining a block on the blockchain, the pool participants receive a portion of such reward based on the computing power contributed to mining that block. If we are able to participate in a mining pool, we would receive Bitcoin mining rewards from our mining activity through a third-party mining pool operator. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. We would have limited means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.

There is a possibility of cryptocurrency mining algorithms transitioning to proof of stake validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business and the value of our stock.

Proof of stake is an alternative method in validating cryptocurrency transactions that is less dependent on the consumption of electricity. Should the algorithm shift from a proof of work validation method to a proof of stake method, mining would likely require less energy, which may render any company that maintains advantages in the current climate (for example, from lower priced electricity, processing, real estate, or hosting) less competitive. We, as a result of our efforts to optimize and improve the efficiency of our Bitcoin mining operations by seeking to acquire low cost, long-term electricity, may be exposed to the risk in the future of losing the relative competitive advantage we may have over some of our competitors as a result, and may be negatively impacted if a switch to proof of stake validation were to occur. This is because we have invested heavily in setting up our facility based on the mining algorithms method of validation. Such events could have a material adverse effect on our ability to continue as a going concern, which could have a material adverse effect on our business, prospects or results of operations, the value of Bitcoin and your investment in us.

We may be accused of infringing intellectual property rights of third parties.

We may be subject to legal claims of alleged infringement of the intellectual property rights of third parties. Due to the open-source and constantly evolving nature of businesses involving digital assets such as cryptocurrencies, we may not always be able to determine that we are using or accessing protected information or software. For example, there could be issued patents of which we are not aware that our activities or the equipment or software we use may infringe. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing ecommerce services to other businesses and individuals under commercial agreements.

Because of our focus on Bitcoin mining, particularly during the short-term, the trading price of shares of our common stock may increase or decrease with the trading price of Bitcoin, which subjects investors to pricing risks, including “bubble” type risks, and volatility.

Because of our dependence on Bitcoin, particularly in our early stages, the trading prices of our common stock may at times be tied to the trading prices of Bitcoin. Specifically, we may experience adverse effects on our stock price when the value of Bitcoin drops. Furthermore, if the market for Bitcoin mine operators’ stocks or the stock market in general experiences a loss of investor confidence, the trading price of our stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock could be subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or business activity since the value and price, as determined by the investing public, may be influenced by uncertain contingencies such as future anticipated adoption or appreciation in value of cryptocurrencies or blockchains generally, and other factors over which we have little or no influence or control.

Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed below), are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, making their market prices more volatile or creating “bubble” type risks for the trading price of Bitcoin.

During the year ended December 31, 2020, the trading price of Bitcoin appreciated significantly, from a low closing value of approximately $5,000 per Bitcoin in March 2020, to a high closing value of approximately $29,400 per Bitcoin in December 2020. During 2021, the trading price of Bitcoin has been volatile with a high of $66,999 as of October 19, 2021 and lows of $33,077.43 as of July 12, 2021 and $35,513 as of February 2, 2021. As of November 1, 2021, the price was $61,482.70. This volatility was reflected on September 24, 2021 when at 1:30 pm Eastern Time the price of Bitcoin was approximately $41,151, down almost $4,000 from earlier in the day following news of China’s blanket ban on cryptocurrencies. In 2017, the trading price of Bitcoin increased to nearly $20,000 per Bitcoin (then an all-time high), only to decline significantly and sharply to a low of approximately $3,400 per Bitcoin in December 2018. There can be no assurances that similar fluctuations in the trading price of Bitcoin will not occur in the future. Accordingly, since our revenue will depend on the price of Bitcoin, and the trading price of our securities may therefore at times be connected to the trading price of Bitcoin, if the trading price of Bitcoin again experiences a significant decline, we could experience a similar decline in revenue and/or in the trading price for shares of our common stock. If this occurs, you may lose some or all of your investment.

The markets for Bitcoin and other cryptocurrencies and the existing markets may be under-regulated and, as a result, the market price of Bitcoin may be subject to significant volatility or manipulation, which could decrease consumer confidence in cryptocurrencies and have a materially adverse effect on our business and results of operations.

Cryptocurrencies that are represented and trade on a ledger-based platform and those who hold them may not enjoy the same benefits as traditional securities available on trading markets and their investors. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The more lax a distributed ledger platform is about vetting issuers of cryptocurrency assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of the ledger due to a control event. We believe that Bitcoin is not a security under federal and state law. This eliminates an ability to police fraud.

Bitcoin and other cryptocurrency market prices have historically been volatile, are impacted by a variety of factors, and are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, making their market prices more volatile or creating “bubble” type risks for both Bitcoin and shares of our common stock.

These factors may inhibit consumer trust in and market acceptance of cryptocurrencies as a means of exchange which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies is subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies, including Bitcoin, to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of Bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

●	the progress of worldwide growth in the adoption and use of Bitcoin and other cryptocurrencies as a medium of exchange;

●	the experience of businesses in using Bitcoin;

●	the impact from prominent business leaders in criticizing Bitcoin’s potential harm to the environment and the effect of announcements critical of Bitcoin as occurred with Elon Musk of Tesla;

●	governmental and organizational regulation of Bitcoin and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the network or similar cryptocurrency systems (such as the recent ban in China);

●	changes in consumer demographics and public tastes and preferences, including as may result from coverage of Bitcoin or other cryptocurrencies by journalists and other sources of information and media;

●	the maintenance and development of the open-source software protocol of the network;

●	the increased consolidation of contributors to the Bitcoin blockchain through mining pools and scaling of mining equipment by well-capitalized market participants;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;

●	the use of the networks supporting Bitcoin or other cryptocurrencies for developing smart contracts and distributed applications;

●	general economic conditions and the regulatory environment relating to Bitcoin and other cryptocurrencies; and

●	the impact of regulators focusing on cryptocurrencies and the costs associated with such regulatory oversight.

●	A decline in the popularity or acceptance of the Bitcoin network could adversely affect an investment in us.

The outcome of these factors could have negative effects on our ability to continue as a going concern or to pursue our business strategy at all, which could have a material adverse effect on our business, prospects or operations as well as potentially negative effects on the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire, which would harm investors in our securities. If Bitcoin or other cryptocurrencies we mine do not gain widespread market acceptance or accrete in value over time, our prospects and your investment in us would diminish.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that engage in cryptocurrency-related activities.

A number of companies that engage in Bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions in response to government action, particularly in China, where regulatory response to cryptocurrencies has been to initially exclude their use for ordinary consumer transactions within China and later to deem all cryptocurrency-related transactions illegal in September 2021. The difficulty that many businesses that provide Bitcoin and/or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies and could decrease their usefulness and harm their public perception in the future.

The usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses engaging in Bitcoin and/or other cryptocurrency-related activities. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company (“DTC”), which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to monetize our mining efforts, which could have a material adverse effect on our business, prospects or operations and harm investors.

Political or economic crises may motivate large-scale sales of cryptocurrencies, which could result in a reduction in values of cryptocurrencies such as Bitcoin and adversely affect an investment in us.

Geopolitical crises may motivate large-scale sales of cryptocurrencies, which could rapidly decrease the price of cryptocurrencies such as Bitcoin. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, cryptocurrencies such as Bitcoin, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Large-scale sales of cryptocurrencies would result in a reduction in cryptocurrency values and could adversely affect an investment in us.

The decentralized nature of cryptocurrency systems may lead to slow or inadequate responses to crises, which may negatively affect our business.

The decentralized nature of the governance of cryptocurrency systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many cryptocurrency systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of cryptocurrency systems leads to ineffective decision making that slows development and growth of such cryptocurrencies, the value of our common stock may be adversely affected.

The emergence of competing blockchain platforms or technologies may harm our business as presently conducted.

If blockchain platforms or technologies which compete with Bitcoin and its blockchain, including competing cryptocurrencies which our miners may not be able to mine, such as cryptocurrencies being developed or may be developed by popular social media platforms, online retailers, or government sponsored cryptocurrencies, consumers may use such alternative platforms or technologies. If that were to occur, we would face difficulty adapting to emergent such digital ledgers, blockchains, or alternative platforms, cryptocurrencies or other digital assets. This may adversely affect us by preventing us from realizing the anticipated profits from our investments and forcing us to expend additional capital in an effort to adapt. Further, to the extent we cannot adapt, be it due to our specialized miners or otherwise, we could be forced to cease our mining or other cryptocurrency-related operations. Such circumstances would have a material adverse effect on our business, and in turn investors’ investments in our securities.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Therefore, scaling cryptocurrencies will be essential to the widespread acceptance of cryptocurrencies as a means of payment, which widespread acceptance is necessary to the continued growth and development of our business. Many cryptocurrency networks face significant scaling challenges, such as limitations on how many transactions can occur per second. There can be no guarantee that any of the systems in place or being considered to increasing the scale of settlement of cryptocurrency transactions will be effective, or how long they will take to become effective, which could adversely affect an investment in our securities.

The price of cryptocurrencies may be affected by the sale of such cryptocurrencies by other vehicles investing in cryptocurrencies or tracking cryptocurrency markets.

The global market for cryptocurrency is characterized by supply constraints that differ from those present in the markets for commodities or other assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of digital currency, while others have no limit established on total supply. Increased numbers of miners and deployed mining power globally will likely continue to increase the available supply of Bitcoin and other cryptocurrencies, which may depress their market price. Further, large “block sales” involving significant numbers of Bitcoin following appreciation in the market price of Bitcoin may also increase the supply of Bitcoin available on the market, which, without a corresponding increase in demand, may cause its price to fall. Additionally, to the extent that other vehicles investing in cryptocurrencies or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for cryptocurrencies, large redemptions of the securities of those vehicles and the subsequent sale of cryptocurrencies by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the cryptocurrency inventory we hold. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine.

The Bitcoin we mine may be subject to loss, damage, theft or restriction on access.

There is a risk that some or all of the Bitcoin we mine could be lost or stolen. In general, cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” by holders of cryptocurrencies which may be accessed to exchange a holder’s cryptocurrency assets. Access to our Bitcoin could also be restricted by cybercrime (such as a denial of service attack). While we plan to take steps to attempt to secure the Bitcoin we hold, there can be no assurance our efforts to protect our cryptocurrencies will be successful.

Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means. Any of these events may adversely affect our operations and, consequently, our ability to generate revenue and become profitable. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our Bitcoin holdings. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our business.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. We will be required to publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our Bitcoin rewards and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our mined Bitcoin could have a material adverse effect on our results of operations and ability to continue as a going concern, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine. For example, the New York Times reported in January 2021 that about 20% of existing Bitcoin appears to be “lost” due to password issues.

Incorrect or fraudulent cryptocurrency transactions may be irreversible.

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent cryptocurrency transactions, such as a result of a cybersecurity breach against our Bitcoin holdings, could adversely affect our investments and assets. This is because cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the cryptocurrencies from the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a cryptocurrency or a theft thereof generally will not be reversible and we may not have sufficient recourse to recover our losses from any such transfer or theft. Further, it is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. If an errant or fraudulent transaction in our Bitcoin were to occur, we would have very limited means of seeking to reverse the transaction or seek recourse. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business.

If a malicious actor or botnet obtains control of more than 50% of the processing power on a cryptocurrency network, such actor or botnet could manipulate blockchains to adversely affect us, which would adversely affect an investment in us or our ability to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining a cryptocurrency, it may be able to alter blockchains on which transactions of cryptocurrency reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new units or transactions using such control. The malicious actor could “double-spend” its own cryptocurrency (i.e., spend the same Bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for as long as it maintained control. To the extent that such malicious actor or botnet does not yield its control of the processing power on the network or the cryptocurrency community does not reject the fraudulent blocks as malicious, reversing any changes made to blockchains may not be possible. The foregoing description is not the only means by which the entirety of blockchains or cryptocurrencies may be compromised but is only an example.

Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold in Bitcoin. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin community, and the administrators of mining pools, do not act to ensure greater decentralization of Bitcoin mining processing power, the feasibility of a botnet or malicious actor obtaining control of the blockchain’s processing power will increase, because such botnet or malicious actor could more readily infiltrate and seize control over the blockchain by compromising a single mining pool, if the mining pool compromises more than 50% of the mining power on the blockchain, than it could if the mining pool had a smaller share of the blockchain’s total hashing power. Conversely, if the blockchain remains decentralized it is inherently more difficult for the botnet or malicious actor to aggregate enough processing power to gain control of the blockchain. If this were to occur, the public may lose confidence in the Bitcoin blockchain, and blockchain technology more generally. This would likely have a material and adverse effect on the price of Bitcoin, which could have a material adverse effect on our business, financial results and operations, and harm investors.

If the Bitcoin rewards for solving blocks are not sufficiently high, miners may not have adequate incentive to continue mining and may cease mining operations, which may make the blockchains they support with their mining activity less stable.

As the number of cryptocurrency rewards awarded for solving a block in a blockchain decreases, the relative cost of producing a single cryptocurrency will also increase, unless there is a corresponding increase in demand for that cryptocurrency. Even relatively stable demand may not be sufficient to support the costs of mining, because as new miners begin working to solve blocks, the relative amount of energy expended to obtain a cryptocurrency award will tend to increase. This increased energy directly relates to an increased cost of mining, which means an increased cost of obtaining a cryptocurrency award. This increased cost, if not met with a corresponding increase in the market price for the cryptocurrency resulting from increased scarcity and demand, may lead miners, such as us, to conclude they do not have an adequate incentive to continue mining and, therefore, may cease their mining operations. This could in turn reduce the sustainability of the Bitcoin blockchain, which is dependent upon continued mining to solve the block’s algorithms and process transactions in Bitcoin. If this were to occur, your investment in us could become worthless.

Current interpretations require the regulation of Bitcoin under the Commodity Exchange Act by the Commodity Futures Trading Commission, and we may be required to register and comply with such regulations.    Any disruption of our operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation, regulation by the Commodity Futures Trading Commission (the “CFTC”) and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin and other cryptocurrencies are treated for classification and clearing purposes. In particular, derivatives on these assets are not excluded from the definition of “commodity future” by the CFTC. We cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin and other cryptocurrencies under the law.

Bitcoins have been deemed to fall within the definition of a commodity and, we may be required to register and comply with additional regulation under the Commodity Exchange Act, including additional periodic report and disclosure standards and requirements. Moreover, we may be required to register as a commodity pool operator and to register us as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

Additionally, governments may develop and deploy their own blockchain-based digital assets, which may have a material adverse impact on Bitcoin’s price and utility.

New Risks Relating to our Energy Business

Risks arising from the threat of climate change and the legislation, regulations or government actions related to climate change, greenhouse gas emissions and sustainability initiatives, could result in increased compliance and operating costs.

Since he took office in January 2021, President Biden has signed a series of executive orders seeking to adopt new regulations to address climate change and to suspend, revise, or rescind certain prior agency actions which were part of the Trump Administration’s de-regulatory push, and the Biden Administration is expected to continue to aggressively seek to regulate the energy industry and seek to eliminate in time the use of fossil fuels. Among other things, in January 2021, President Biden issued an executive order calling for methane emissions regulations to be reviewed and for the United States Environmental Protection Agency (the “EPA”) to establish new standards. On September 17, 2021, President Biden pledged to reduce global methane emissions in the United States by at least 30% below 2020 levels by 2030.

Further, in November 2021 the EPA released new proposed methane rules which would impose regulations on methane release at existing wells nationwide. These new rules, among other things, would implement a comprehensive monitoring program to require oil and gas companies to find and fix leaks. Additionally, the new rules would require well operators to place gas that is produced in a pipeline to be sold when possible, to prevent wasting the gas, which could force us or well operators on which we rely to sell the gas at lower prices and thereby reduce our revenues. The EPA is expected to issue a supplemental proposal in 2022 in the hopes of identifying additional regulatory means of reducing methane and other emissions and has indicated an intention to adopt final rules before the end of calendar year 2022.

These and other adverse changes to the existing regulations and the adoption and implementation of new regulations related to climate change could require us to incur material costs to monitor and report on greenhouse gas emissions or install new equipment to reduce emissions of greenhouse gases associated with our operations, which may require us to divert significant capital and human resources, result in a reduction of revenue, or otherwise have a material adverse effect on our financial condition and results of operations.

Because we have not proven the viability of using flared natural gas as a solution to lower the costs of generating electricity, the operations of Trend Exploration may not be a successful adjunct to our Bitstream mining business.

Trend Discovery formed Trend Exploration in order to explore using flared natural gas as a solution to lower the costs of power generation for Bitcoin mining. Oil production involves the discharge of excess natural gas near the wellhead in areas where it is not economical to transport the natural gas. Flared natural gas involves the burning of this natural gas. We believe that if we can harness enough stranded natural gas, it can reduce our power costs and reduce the environmental effects from the discharge and burning of this natural gas. We have been exploring the feasibility of this process and seeking a sufficient supply to meet our needs. While our management is optimistic that we have an economically viable solution, we may not be successful in either obtaining an adequate supply of natural gas or generating enough power at costs which meet our needs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Articles of Incorporation, as amended	10-Q	2/12/21	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	8-K	10/12/21	3.1
3.2(a)	Amended and Restated Bylaws	8-K	4/28/17	3.1
3.2(b)	Amendment to Bylaws	8-K	8/30/21	3.1
4.1	Form of Warrant	8-K	8/5/21	4.1
4.2	Form of Placement Agent Warrant	8-K	8/5/21	4.2
10.1	Form of Securities Purchase Agreement**	8-K	8/5/21	10.1
10.2	Engagement Agreement+	8-K	8/5/21	10.2
10.3	Amendment to Engagement Agreement	8-K	8/5/21	10.3
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished*
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
**	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.
+	Portions of this exhibit have been omitted as permitted by the rules of the SEC. The information excluded is both (i) not material and (ii) would be competitively harmful if publicly disclosed. The Company undertakes to submit a marked copy of this exhibit for review by the SEC Staff, to the extent it has not been previously provided, and provide supplemental materials to the SEC Staff promptly upon request.

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

Ecoark Holdings, Inc.

Date: November 10, 2021	By:	/s/ Randy May
Randy May
Chief Executive Officer

Date: November 10, 2021	By:	/s/ William B. Hoagland
William B. Hoagland
Chief Financial Officer