Form 10-Q
period 2021-12-31
Ecoark Holdings, Inc.
filed 2022-02-11
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-40701

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

As of February 11, 2022, there were 26,364,099 shares of common stock, par value $0.001 per share, outstanding.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 (UNAUDITED) AND MARCH 31, 2021

(in thousands, except per share data)

	DECEMBER 31,	MARCH 31,
	2021	2021
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash ($85 pledged as collateral for credit as of December 31, 2021 and March 31, 2021, respectively and $250 restricted as of December 31, 2021 and March 31, 2021, respectively)	$864	$1,316
Accounts receivable, net of allowance of $209 and $709 as of December 31, 2021 and March 31, 2021, respectively	716	1,136
Inventories - Crude Oil	165	122
Prepaid expenses and other current assets	2,299	1,995

Total current assets	4,044	4,569

NON-CURRENT ASSETS:
Property and equipment, net	10,456	3,695
Intangible assets, net	1,804	2,065
Intangible assets, digital currency	16	-
Power development costs	2,000	-
Oil and gas properties, full cost-method	11,727	12,352
Capitalized drilling costs, net of depletion	2,056	2,567
Goodwill	10,225	10,225
Right of use assets - financing leases	337	445
Right of use assets - operating leases	849	479
Non-current assets of discontinued operations	-	194

Total non-current assets	39,470	32,022

TOTAL ASSETS	$43,514	$36,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,567	$3,614
Accrued liabilities	1,919	3,591
Warrant derivative liabilities	4,410	7,213
Current portion of long-term debt	698	1,056
Note payable - related parties	-	578
Current portion of lease liability - financing leases	144	141
Current portion of lease liability - operating leases	326	212
Current liabilities of discontinued operations	-	9

Total current liabilities	10,064	16,414

NON-CURRENT LIABILITIES
Lease liability - financing leases, net of current portion	186	295
Lease liability - operating leases, net of current portion	554	309
Long-term debt, net of current portion	143	1,012
Asset retirement obligations	1,627	1,532

Total non-current liabilities	2,510	3,148

Total Liabilities	12,574	19,562

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT) (Numbers of shares rounded to thousands)
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	-	-
Common stock, $0.001 par value, 40,000 and 30,000 shares authorized, 26,364 and 22,705 shares issued and 26,247 and 22,589 shares outstanding as of December 31, 2021 and March 31, 2021, respectively	26	23
Additional paid in capital	180,513	167,588
Accumulated deficit	(147,635)	(148,911)
Treasury stock, at cost	(1,671)	(1,671)

Total stockholders’ equity before non-controlling interest	31,233	17,029
Non-controlling interest	(293)	-

Total stockholders’ equity	30,940	17,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,514	$36,591

See notes to consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except per share data)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
CONTINUING OPERATIONS:

REVENUES	$19,125	$10,056	$6,135	$4,465
COST OF REVENUES	10,693	6,644	3,527	3,218
GROSS PROFIT	8,432	3,412	2,608	1,247

OPERATING EXPENSES
Salaries and salaries related costs	8,316	5,001	4,478	1,384
Professional and consulting fees	906	652	524	154
Oilfield supplies and repairs	2,262	1,518	1,062	644
Selling, general and administrative costs	9,005	4,799	2,623	2,528
Depreciation, amortization, depletion, and accretion	2,340	1,133	602	509
Research and development	-	630	-	264

Total operating expenses	22,829	13,733	9,289	5,483

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSES)	(14,397)	(10,321)	(6,681)	(4,236)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	15,295	(15,901)	10,979	481
Gain (loss) on exchange of warrants for common stock	-	19,338	-	2,755
Loss on conversion of long-term debt and accrued expenses	-	(3,969)	-	-
Gain (loss) on disposal of fixed assets	-	(105)	-	-
Loss on abandonment of oil and gas property	-	(83)	-	-
Gain on disposal of ARO related to sale of oil and gas property	8	-	-	-
Gain on sale of oil and gas property	713	-	-	-
Forgiveness of debt	-	1,850	-	1,850
Interest expense, net of interest income	(636)	(2,473)	(19)	(318)
Total other income (expense)	15,380	(1,343)	10,960	4,768

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND (PROVISION) FOR INCOME TAXES	983	(11,664)	4,279	532

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	-
Gain on disposal of discontinued operations	-	-	-	-
Total discontinued operations	-	-	-	-

INCOME (LOSS) FROM OPERATIONS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES	983	(11,664)	4,279	532

BENEFIT (PROVISION) FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	983	(11,664)	4,279	532
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	323	-	323	-

NET INCOME (LOSS) TO CONTROLLING INTEREST	$1,306	$(11,664)	$4,602	$532
NET INCOME (LOSS) PER SHARE - BASIC	$0.05	$(0.58)	$0.17	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	24,728	19,950	26,364	21,300
NET INCOME (LOSS) PER SHARE – DILUTED (see NOTE 1)	$(0.57)	$0.21	$(0.24)	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING – DILUTED (see NOTE 1)	24,728	24,103	26,364	25,453

See notes to consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Dollar amounts and number of shares in thousands)

					Additional
	Preferred		Common Stock		Paid-In	Accumulated	Treasury	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - March 31, 2020	1	$-	17,175	$17	$135,424	$(128,023)	$(1,671)	$-	$5,747

Shares issued in the exercise of warrants, net of expenses	-	-	1,531	2	6,674	-	-	-	6,676
Shares issued in the exercise of stock options	-	-	89	-	349	-	-	-	349
Shares issued in conversion of debt and accrued interest	-	-	524	1	3,941	-	-	-	3,942
Shares issued in conversion of accounts payable and accrued expenses	-	-	93	-	677	-	-	-	677
Conversion of preferred shares (Series C) to common shares	(1)	-	308	-	-	-	-	-	-
Share-based compensation	-	-	-	-	1,114	-	-	-	1,114

Net loss for the period	-	-	-	-	-	(21,181)	-	-	(21,181)

Balance - June 30, 2020	-	-	19,720	20	148,179	(149,204)	(1,671)	-	(2,676)

Shares issued in the conversion of long-term debt and accrued interest	-	-	192	-	2,635	-	-	-	2,635
Shares issued services rendered	-	-	30	-	485	-	-	-	485
Shares issued in acquisition of oil and gas reserves and fixed assets	-	-	171	-	2,750	-	-	-	2,750
Shares issued in the exercise of warrants	-	-	1,088	1	5,575	-	-	-	5,576
Shares issued in the exercise of cashless stock options	-	-	1	-	-	-	-	-	-
Share-based compensation	-	-	-	-	36	-	-	-	36

Net income for the period	-	-	-	-	-	8,985	-	-	8,985

Balance - September 30, 2020	-	-	21,202	21	159,660	(140,219)	(1,671)	-	17,791

Shares issued in the exercise of warrants	-	-	376	-	2,106	-	-	-	2,106
Shares issued in registered direct offering, net of amount allocated to derivative liability	-	-	889	1	3,010	-	-	-	3,011
Share-based compensation	-	-	-	-	419	-	-	-	419
Fractional adjustment	-	-	1	-	-	-	-	-	-

Net income for the period	-	-	-	-	-	532	-	-	532

Balance - December 31, 2020	-	$-	22,468	$22	$165,195	$(139,687)	$(1,671)	$-	$23,859

Balance - March 31, 2021	-	$-	22,705	$23	$167,588	$(148,911)	$(1,671)	$-	$17,029

Shares issued in the exercise of stock options, including cashless exercises	-	-	20	-	28	-	-	-	28
Shares issued for services rendered	-	-	115	-	675	-	-	-	675
Share-based compensation	-	-	-	-	399	-	-	-	399

Net income for the period	-	-	-	-	-	2,559	-	-	2,559

Balance - June 30, 2021	-	-	22,840	23	168,690	(146,352)	(1,671)	-	20,690

Shares issued for services rendered, net of amounts prepaid	-	-	45	-	92	-	-	-	92
Shares issued in registered direct offering, net of amount allocated to derivative liability	-	-	3,478	3	8,024	-	-	-	8,027
Share-based compensation	-	-	-	-	819	-	-	-	819
Fractional adjustment	-	-	1	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	(5,855)	-	-	(5,855)

Balance - September 30, 2021	-	-	26,364	26	177,625	(152,207)	(1,671)	-	23,773

Shares issued by Agora Digital Holdings, Inc. for services rendered, net of amounts prepaid	-	-	-	-	2,281	-	-	-	2,281
Vesting of shares issued in prior quarter	-	-	-	-	114	-	-	-	114
Share-based compensation	-	-	-	-	493	-	-	-	493
Recognition of non-controlling interest	-	-	-	-	-	(30)	-	30	-

Net income (loss) for the period	-	-	-	-	-	4,602	-	(323)	4,279

Balance - December 31, 2021	-	$-	26,364	$26	$180,513	$(147,635)	$(1,671)	$(293)	$30,940

The accompanying notes are an integral part of these consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except per share data)

	2021	2020
	(unaudited)	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$1,306	$(11,664)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Change in non-controlling interest	(323)	-
Depreciation, amortization, depletion, and accretion	2,340	1,133
Impairment of digital assets	1	-
Share-based compensation	1,711	1,569
Bad debt, net of recovery	-	184
Change in fair value of derivative liabilities	(15,295)	15,901
(Gain) on disposal of oil and gas property	(18)	-
Forgiveness of debt	-	(1,850)
(Gain) loss on exchange of warrants	-	(19,338)
Common shares issued for services	881	485
Common shares issued for services- Agora	2,281	-
Loss on sale of fixed assets	-	105
Loss on abandonment of oil and gas property	-	83
Warrants granted for interest expense	545	2,042
Warrants granted for commissions	744	308
Loss on conversion of debt and liabilities to common stock	-	3,969
Amortization of debt discount	-	149
Changes in assets and liabilities
Accounts receivable	420	(454)
Inventory	(53)	(129)
Prepaid expenses and other current assets	(304)	(562)
Intangible assets - digital currencies	(17)	-
Amortization of right of use asset - financing leases	108	109
Amortization of right of use asset - operating leases	137	104
Other assets	-	(4)
Interest on lease liability - financing leases	(8)	(11)
Operating lease expense	(148)	(76)
Accounts payable	(1,056)	1,116
Accrued liabilities	(1,672)	(906)
Total adjustments	(9,726)	3,927
Net cash used in operating activities of continuing operations	(8,420)	(7,737)
Net cash used in discontinued operations	-	-
Net cash used in operating activities	(8,420)	(7,737)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance of note receivable	-	(275)
Payment of power development costs	(2,000)	-
Purchases of oil and gas properties, net of asset retirement obligations	(304)	(3,335)
Proceeds from the sale of fixed assets	2	43
Purchase of fixed assets	(7,085)	(241)
Net cash used in investing activities of continuing operations	(9,387)	(3,808)
Net cash used in discontinued operations	-	-
Net cash used in investing activities	(9,387)	(3,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock in a registered direct offering, net of fees	19,230	7,666
Proceeds from exercise of warrants, net of fees	-	14,359
Proceeds from exercise of stock options	28	349
Reduction of finance lease liability	(98)	(91)
Proceeds from notes payable - related parties	-	604
Repayments of notes payable - related parties	(578)	(1,429)
Proceeds from long-term debt	-	1,869
Repayment of long-term debt	(1,227)	(3,891)
Repayment to prior owners	-	(316)
Net cash provided by financing activities	17,355	19,120

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(452)	7,575

CASH AND RESTRICTED CASH - BEGINNING OF PERIOD	1,316	406

CASH AND RESTRICTED CASH - END OF PERIOD	$864	$7,981

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$156	$404
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Reclassification of assets of discontinued operations to current operations in fixed assets	$194	$-
Bifurcation of derivative liability in registered direct offering	$11,203	$-
Recognition of non-controlling interest	$30	$-
Preferred stock converted into common stock	$-	$2
Conversion of long-term debt and notes payable and accrued interest into common stock	$-	$6,577
Conversion of accounts payable and accrued liabilities into common stock	$-	$677
Shares issued for acquisition of oil and gas reserves and fixed assets, net of asset retirement obligations	$-	$2,750
Note receivable offset against oil and gas reserves in acquisition of Rabb	$-	$304
Lease liability recognized for ROU asset	$507	$442

See notes to consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dollar amounts and numbers of shares that follow in this report are presented in thousands, except per share amounts and when separately disclosed, or where the context indicates otherwise.

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

On June 11, 2020, the Company acquired certain energy assets from SR Acquisition I, LLC for $1 as part of the ongoing bankruptcy reorganization of Sanchez Energy Corporation. The transaction includes the transfer of 262 total wells in Mississippi and Louisiana, approximately 9,000 acres of active mineral leases, and drilling production materials and equipment. The 262 total wells include 57 active producing wells, 19 active disposal wells, 136 shut-ins with future utility wells, and 50 shut-in pending plugging wells. Included in the assignment are 4 wells in the Tuscaloosa Marine Shale formation. One of the leases acquired in this transaction was sold in November 2020.

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
DECEMBER 31, 2021

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

DECEMBER 31, 2021

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

On November 19, 2021 Agora filed a registration statement on Form S-1 (File No. 333-261246) in connection with its initial public offering of 10,000,000 (ten million) units comprised of shares of common stock and warrants to purchase an equal number of shares of common stock. The Agora registration statement has undergone a series of amendments since its initial filing in November 2021 and has not yet been declared effective by the Securities and Exchange Commission. In addition, in connection with Agora public offering, Agora has applied for its common stock and warrants to be listed on The Nasdaq Capital Market.

Subject to completion of the Agora public offering and Nasdaq uplisting described below, the Company intends to issue a stock dividend through a pro rata distribution of Agora’s common stock to Ecoark’s common stockholders and holders of common stock equivalents. Ecoark plans to distribute 80% of the Agora common stock it holds to its stockholders as of a future record date to be determined upon completion of regulatory compliance. Ecoark plans to retain the remaining 20% ownership in Agora on its balance sheet. As a result of the approval by the board of directors of the Company to divest Agora, the Company has accounted for this as a disposal other than by sale. Assets to be disposed of other than by sale should continue to be classified as held and used until they are disposed of. Upon disposal, the Company must assess whether the disposed of assets qualify for discontinued operations reporting. If so, the Company will apply the presentation and disclosure requirements of ASC 205-20, and if not, the Company will apply the presentation and disclosure requirements of ASC 360-10.

On August 4, 2021, the Company’s common stock commenced trading on the Nasdaq Capital Market.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2021

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

Overview of Agora Digital Holdings, Inc.

Bitstream

Bitstream was organized to be our principal cryptocurrency subsidiary. Bitstream has entered into a series of agreements including arranging for a reliable and economical electric power source needed to efficiently mine Bitcoin, ordering miners, housing infrastructure and other infrastructure to mine Bitcoin and locating a third-party hosting service to operate the miners and the service’s more advanced miners. Agora has spent (and agreed to spend) between $12-$14 million in connection with agreements related to establishing and commencing its operations including the agreements for land for Bitcoin mining, but not including future revenue sharing. Agora commenced initial operations for the initial miners in November 2021 and the expectation is that by March 2022 the Bitmain S19 Pro miners supplied by the hosting service will be fully operational.

Bitstream deploys and operates (or hires third parties to operate) modularized data centers (facilities) with the sole purpose of mining digital assets, with Bitcoin initially as the focus. Agora is powering these data centers by acquiring one or more long-term power contract to purchase electric power from the electric grid in Texas. As the business’ operations grow, Bitstream intends to continuously add data center facilities by reinvesting their revenues. All data centers will be remotely managed with onsite personnel for servicing and troubleshooting any operational issues. Bitstream plans to utilize the energy to power its energy intensive operations of digital asset mining. Additionally, if Texas experiences another power shortage during the winter or summer months from extreme weather conditions, Bitstream would be able to arbitrage power at favorable margins. Bitstream will do this by temporarily shutting down their cryptocurrency mining operations and selling their purchased power back to the grid at favorable margins. Last winter, during the blackout, the price per kWh exceeded $10 (ten dollars) at its peak imbalance, whereas Bitstream’s power cost is expected to be $0.023 (two and three one-hundredths cents) per kWh.

Bitstream has

●	entered into a letter of intent to obtain a source of electric power in West Texas, including the initial 12 megawatts (“MW”) of power with agreement by the retail power provider to increase the available capacity at the substation to 48 MW. We have also entered into a second letter of intent for an additional 30 MW at a second location;

●	paid the power management company $2,423 which includes $2,000 in power development fees and is negotiating definitive agreements (the “Power Agreement”) which if executed will allow for the increase of the facility’s electrical capacity to up to 78 MW; and

●	ordered 5,000 used Canaan Avalon 841 13 tera hash per second (“TH/s”) miners for $1,350, plus shipping costs to be delivered on 1,000-unit increments, of which 4,000 miners have been delivered as of January 31, 2022; and

●	entered into a long-term lease for 20 acres of land effective December 10, 2021, and a land purchase agreement for a separate 20 acres of land effective January 3, 2022.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2021

Mining Equipment

Because Bitstream has secured a source for 48 MW of electrical power with agreement by the power provider to increase the available capacity at the substations to 78 MW as more fully described below and expects to increase the capacity through conditional and unconditional rights to a number of sites across West Texas to up to 372 MW assuming this can be done on acceptable terms. In September 2021 Bitstream ordered 5,000 used Canaan Avalon 841 13 TH/s miners for $1,350. Delivery of the first shipment of 2,000 of these miners occurred in October 2021. Bitstream’s plan is to use trailer or shipping container-like units as housing infrastructure to house our miners. Bitstream will either build their own or partner with another third-party vendor to build entry level housing infrastructure to deploy the initial mining equipment in November 2021.

In August 2021, Bitstream entered into an agreement with a third party which will supply Bitstream with more advanced housing infrastructure in exchange for approximately $375. Delivery of these enhanced housing infrastructure is expected in early 2022. On December 10, 2021 Bitstream executed a lease agreement for 20 acres of land near the power substation upon which Bitstream will place the housing infrastructure. On January 3, 2022, the Company finalized a land purchase agreement for a separate parcel of 20 acres of land ($12.5 per acre) in West Texas for $250. The Company has an option to sell back this land to the sellers at $0.4 per acre upon cessation of the land being used as a data center.

In September 2021, Bitstream entered into a binding agreement referred to as a Memorandum of Understanding with Elite Mining Inc. (the “Hosting Company”) that will supply high speed miners, host the Company’s data center and operate the miners it installs. In Phase 1 which is a beta test phase, Bitstream paid $600 to the Hosting Company which will also supply 6 MW capacity’s worth of very high speed and efficient miners. Bitstream has an option to purchase these high-speed miners at replacement cost (which may be higher than current cost). The Hosting Company may provide hosting for third parties during Phase 1 which reduces the cash flow for Bitstream. This agreement will also allow Bitstream to utilize a minimum of 25 MW of electricity under the initial power purchase agreement in Phase 2. Bitstream can terminate the hosting agreement as soon as Bitstream has secured sufficient capital to replace the hosted Bitmain S19 Pros with their own. Once Bitstream purchases the high-efficiency miners, the Hosting Company cannot host third parties.

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

In October 2021 Bitstream secured an additional 36 MWs of electrical capacity at a different West Texas location. This supplements the Company’s prior agreement to secure 12 MWs and as a result the Company will have a total of 48 MWs of electric power for immediate use and benefit to Bitstream at that location. We have also entered into a second letter of intent for an additional 30 MW at a second location. Bitstream also plans to participate in the Electric Reliability Council of Texas’ (“ERCOT”) responsive reserve market by relinquishing its power back to the Texas grid as power stabilization events are needed. Additionally, Bitstream has procured mining infrastructure to power the 42 MWs and expects the equipment and infrastructure to be delivered over the next 120 days. This mining infrastructure includes twenty-one 2,600 kilo-volt amp (KVA) or similar transformers and the Company’s first shipment of Bitcoin mining application-specific integrated circuits (“ASIC”). The Company has agreed to pay a total $3,376 for the new equipment and infrastructure as follows: (i) $506 upon the order which has been paid, (ii) $506 by November 11, 2021 which has been paid, (iii) $816 by December 15, 2021 which has been paid; and (iii) the remaining $1,857 by February 2022.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2021

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

Barrier Crest provides fund administration and related services for small hedge funds. Trend Capital Management was founded in 2011.  Trend Capital Management is the investment manager of and provides services and collects fees from Trend Discovery LP (“Trend LP”) and Trend Discovery SPV I, LLC (“Trend SPV”), both of which invest in securities.  Trend Capital Management is not the beneficial owner of Ecoark securities held by Trend LP since it assigned to a third party not affiliated with Ecoark the power to vote and dispose of Ecoark securities. The investment capital in Trend LP and Trend SPV is from individual limited partners, and not from the Company.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2021

Subject to completion of the Agora public offering and Nasdaq uplisting described above, the Company intends to issue a stock dividend through a pro rata distribution of Agora’s common stock to Ecoark’s common stockholders and holders of common stock equivalents. Ecoark plans to distribute 80% of the Agora common stock it holds to its stockholders as of a future record date to be determined upon completion of regulatory compliance. Ecoark plans to retain the remaining 20% ownership in Agora on its balance sheet. As a result of the approval by the board of directors of the Company to divest Agora, the Company, has accounted for this as a disposal other than by sale. Assets to be disposed of other than by sale should continue to be classified as held and used until they are disposed of. Upon disposal, the Company must assess whether the disposed of assets qualify for discontinued operations reporting. If so, the Company will apply the presentation and disclosure requirements of ASC 205-20, and if not, the Company will apply the presentation and disclosure requirements of ASC 360-10.

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

The Company has utilized the guidance under ASC 810-10-55-4B, Case A for a Change that has resulted in the recognition of non-controlling interest. On October 1, 2021, Agora issued restricted common stock to non-employee directors, management, employees and advisors. As a result of the restricted common share issuances, the Company owns now owns less than 100% of Agora (approximately 90.1%), The Company expects it will continue to control Agora until it completes the distribution of Agora common stock to its security holders described above; after that event occurs, it may still have sufficient equity ownership to control Agora unless one or more third parties acquire a larger equity position.

Pursuant to 810-10-55-4M, the Company has provided below the effects of ASC 810-10-50-1A(d) to disclose the effects of the changes in the Company’s ownership interest in Agora on the Company’s equity for the three months ended December 31, 2021:

Net income (loss) attributable to the Company’s stockholders	$4,602
Increase in the Company’s additional paid-in capital for the issuance of the 4,600 restricted common shares of Agora	2,281
Change from net income (loss) attributable to the Company’s stockholders and transfers to noncontrolling interest	$6,883

Reclassifications

The Company has reclassified certain amounts in the December 31, 2020 unaudited condensed consolidated financial statements to be consistent with the December 31, 2021 presentation.

Noncontrolling Interests

In accordance with ASC 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In October 2021, with the issuance of restricted common stock to directors, management and advisors, the Company no longer owns 100% of Agora. As of December 31, 2021, approximately 9.1% is reflected as non-controlling interest of that entity.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

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

There was $1,445 and $380 and $305 and $254 in depletion expense for the Company’s oil and gas properties for the nine and three months ended December 31, 2021 and 2020, respectively.

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting period, to perform a test to determine the limit on the book value of our oil and gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, the excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to Staff Accounting Bulletin (“SAB”) 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of December 31, 2021 and there was no indication of impairment on the oil and gas properties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

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

Revenue from software license agreements of Zest Labs is recognized over time or at a point in time depending on the evaluation of when the customer obtains control of the promised goods or services over the term of the agreement. For agreements where the software requires continuous updates to provide the intended functionality, revenue is recognized over the term of the agreement. For software as a service (“SaaS”) contracts that include multiple performance obligations, including hardware, perpetual software licenses, subscriptions, term licenses, maintenance and other services, the Company allocates revenue to each performance obligation based on estimates of the price that would be charged to the customer for each promised product or service if it were sold on a standalone basis. For contracts for new products and services where standalone pricing has not been established, the Company allocates revenue to each performance obligation based on estimates using the adjusted market assessment approach, the expected cost plus a margin approach or the residual approach as appropriate under the circumstances. Contracts are typically on thirty-day payment terms from when the Company satisfies the performance obligation in the contract. The Company did not have material revenue from software license agreements in the nine and three months ended December 31, 2021 and 2020, respectively.

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
DECEMBER 31, 2021

The Company recognizes revenue under ASC 606 for their proportionate share of revenue when: (i) the Company receives notification of the successful sale of a load of crude oil to a buyer; (ii) the buyer will provide a price based on the average monthly price of crude oil in the most recent month; and (iii) cash is received the following month from the crude oil buyer.

The Company will recognize income from digital currency mining from the provision of transaction services within digital currency networks, commonly termed “cryptocurrency mining”. As consideration for those services, the Company will receive digital currency from each specific network in which it participates (“coins”). Income from digital currency mining is measured based on the fair value of the coins received. The fair value is determined using the spot price of the coin on the date of receipt. The coins are recorded on the consolidated balance sheet, as intangible asset – digital currency, at their fair value less costs to sell and re-measured each reporting date, if not sooner. Revaluation gains or losses on the sale of coins for traditional (fiat) currencies will be included in the consolidated statements of operations.

The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company’s entitled to a fractional share of the fixed cryptocurrency reward the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The terms of the agreement provides that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share of the cryptocurrency generated by the pool is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation on the Company in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the reward from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time the revenue is recognized. There is no significant financing component in these transactions.

Fair value of the digital asset reward received is determined using the quoted price of the related digital asset at the time of receipt. The block reward provides an incentive for Bitcoin miners to process transactions made with the cryptocurrency. Creating an immutable record of these transactions is vital for the digital assets to work as intended. The blockchain is like a decentralized bank ledger, one that cannot be altered after being created. The miners are needed to verify the transactions and keep this ledger up to date. Block rewards, and to a lesser extent, transaction fees, are their payment for doing so. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue and held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2021

The Company’s cost of revenue for digital assets consists primarily of direct costs of earning the digital asset related to mining operations, including mining pool fees, electric power costs, other utilities, labor, insurance whether incurred directly from self-mining operations or reimbursed, including any revenue sharing arrangements under the hosting agreements, but excluding depreciation and amortization, which are separately stated in the Company’s Consolidated Statement of Operations.

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

White River has recognized an allowance for doubtful accounts of $209 and $209 as of December 31, 2021 and March 31, 2021, respectively.

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

Digital assets will consist of cryptocurrency denominated assets and will be included in non-current assets. Digital assets will be carried at their fair value determined by the spot rate less costs to sell. The digital asset market is still a new market and is highly volatile; historical prices are not necessarily indicative of future value; a significant change in the market prices for digital currencies would have a significant impact on the Company’s earnings and financial position. Fair value will be determined by taking the price of the coins from the exchanges which the Company will most frequently use.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2021

Digital Assets

Digital currencies will be included in non-current assets in the consolidated balance sheets as intangible assets with indefinite useful lives. Digital assets are recorded at cost less impairment.

The Company accounts for its digital assets as indefinite-lived intangible assets in accordance with ASC 350. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

The Company determines the fair value of its Bitcoin on a nonrecurring basis in accordance with ASC 820, based on quoted (unadjusted) prices on the active exchange that the Company has determined is its principal market for Bitcoin (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of the assets are impaired. In determining if an impairment has occurred, the Company considers the lowest price of one Bitcoin quoted on the active exchange at any time since acquiring the specific Bitcoin held by the Company. If the carrying value of a Bitcoin exceeds that lowest price, an impairment loss has occurred with respect to that Bitcoin in the amount equal to the difference between its carrying value and such lowest price.

Impairment losses are recognized as “Digital asset impairment losses” in the Company’s Consolidated Statements of Operations in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses in the Company’s Consolidated Statement of Operations. In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and the carrying value of the specific Bitcoin sold immediately prior to sale.

Any impairment losses related to digital assets are included in the Digital Assets segment.

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

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its chief operating decision makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings and the March 27, 2020 acquisition of Banner Midstream consisted of three segments, Financial, Commodities and Technology. Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company would add a fourth reporting segment to account for their Digital Asset mining business. Additionally, on July 1, 2021 the Company will report its home office costs into the Commodity segment, charge its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Finance and Digital Asset segments to account for this home office allocation.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2021

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants.

Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only the basic weighted average number of common shares are used in the computations.

The Company has adjusted the diluted EPS for warrants classified as derivative liabilities in accordance with ASC 260-10-45 as follows:

	Nine Months Ended December 31,		Three Months Ended December 31,
	2021	2020	2021	2020
Diluted EPS:
Net income (loss) to controlling interest	$1,306	$(11,664)	$4,602	$532
Change in fair value of derivative liability	(15,295)	15,901	(10,979)	(481)

Adjusted net income (loss)	$(13,989)	$4,237	$(6,377)	$51

Weighted Average Shares Outstanding	24,728	24,103	26,364	25,453
Adjusted earnings (loss) per share	$(0.57)	$0.21	$(0.24)	$0.00

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
DECEMBER 31, 2021

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

Liquidity

For the nine months ended December 31, 2021 and 2020, the Company had a net income (loss) of $983 and ($11,664), respectively, has a working capital deficit of $6,020 and $11,845 as of December 31, 2021 and March 31, 2021, and has an accumulated deficit as of December 31, 2021 of $147,635. As of December 31, 2021, the Company has $864 in cash and cash equivalents from continuing operations. The Company alleviated the substantial doubt regarding this uncertainty as of March 31, 2020 which continues to be alleviated at December 31, 2021 as a result of the Company’s acquisition of Banner Midstream on March 27, 2020, coupled with the raising of funds through the exercise of warrants and options and the sale of common stock and warrants during the year ended March 31, 2021 and through the nine months ended December 31, 2021.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

Impact of COVID-19

The COVID-19 pandemic has had a profound effect on the U.S. and global economy and may continue to affect the economy and the industries in which we operate, depending on the vaccine and booster rollouts and the emergence of virus mutations including Omicron.

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for the nine and three months ended December 31, 2021 in contrast to the material impact it had in the prior fiscal year.

COVID-19 has also contributed to the supply chain disruptions which have not yet had a material effect for the Company. The Company will continue to monitor the supply chain shortages affecting the world.

Because the federal government and some state and local authorities are reacting to the current Omicron variant of COVID-19, it is creating uncertainty on whether these actions could disrupt the operation of the Company’s business and have an adverse effect on the Company. The extent to which the COVID-19 outbreak may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent and related costs. We had received funding under the PPP, and a majority of that has been forgiven.

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

NOTE 2: DISCONTINUED OPERATIONS

Pursuant to ASC 205-20, Presentation of Financial Statements – Discontinued Operations, ASC-20-45-1B, paragraph 360-10-45-15,

As of April 1, 2021, all of the equipment assets and accounts payable of Pinnacle Vac were transitioned into Capstone to continue servicing the debt. As a result, there are no assets or liabilities of discontinued operations that remain, and no income or loss from discontinued operations for the nine and three months ended December 31, 2021 and 2020.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

NOTE 3: REVENUE

The following table disaggregates the Company’s revenue by major source for the nine and three months ended December 31:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue:
Financial Services	$175	$165	$523	$359
Digital asset mining	17	-	17	-
Oil and Gas Production	1,748	641	4,585	1,317
Transportation Services	4,139	3,541	13,756	8,090
Fuel Rebate	48	80	202	157
Equipment Rental	8	38	42	133
	$6,135	$4,465	$19,125	$10,056

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

NOTE 4: INVENTORIES

The Company’s inventory as of December 31, 2021 and March 31, 2021 of $165 and $122, respectively, consisted of crude oil of approximately 5,187 and 6,198 barrels of unsold crude oil (these amounts are not rounded in thousands), respectively, using the lower of cost (LIFO) or net realizable value.

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

On August 14, 2020, the Company entered into an Asset Purchase Agreement with Rabb Resources, LTD. which included the acquisition of real property. The purchase price for this acquisition was $3,500, of which $1,196 was paid in cash (after applying the outstanding principal of the note receivable and accrued interest receivable against the $1,500 agreed upon cash consideration) and the balance was paid in common stock of the Company. The Company accounted for this acquisition as an asset purchase (see Note 18). There were no amounts outstanding as of December 31, 2021 and March 31, 2021, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

NOTE 6: DIGITAL ASSETS

The Company commenced their digital asset mining operations in November 2021. During the period ended December 31, 2021, the Company mined 0.34422307 Bitcoins. The value of the Bitcoin mined was approximately $17. During the period ended December 31, 2021, the Company recognized impairment of digital assets of $1, to bring the carrying value of the digital assets down to its fair value. The carrying value at December 31, 2021 was $16, which represents the lowest fair value of the Bitcoins at any time since their mining. The Company did not sell any of its digital assets at any point during the period ended December 31, 2021.

NOTE 7: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
	(unaudited)
Zest Labs freshness hardware	$2,493	$2,493
Computers and software costs	222	222
Land	140	140
Buildings	236	236
Leasehold improvements – Pinnacle Frac	18	18
Mining technology equipment – Digital Asset	7,066	-
Machinery and equipment – Technology	200	200
Machinery and equipment – Commodities	3,596	3,385
Total property and equipment	13,971	6,694
Accumulated depreciation and impairment	(3,515)	(2,999)
Property and equipment, net	$10,456	$3,695

As of December 31, 2021 and 2020, the Company performed an evaluation of the recoverability of these long-lived assets. The analysis resulted in no impairment as of related to these assets.

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

Depreciation expense for the nine and three months ended December 31, 2021 and 2020 was $516 and $513, and $170 and $172, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2021

NOTE 8: INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of December 31, 2021 and March 31, 2021:

	December 31, 2021	March 31, 2021
	(unaudited)
Patents	$1,013	$1,013
Customer relationships	2,100	2,100
Non-compete agreements – Banner Midstream	250	250
Outsourced vendor relationships	1,017	1,017
Non-compete agreements – Zest Labs	340	340
Total intangible assets	4,720	4,720
Accumulated amortization and impairment	(2,916)	(2,655)
Intangible assets, net	$1,804	$2,065

In the acquisition of Banner Midstream, the Company acquired the customer relationships and non-compete agreements valued at $2,350. The estimated useful lives of the customer relationships are ten years based on the estimated cash flows from those customer contracts, and the estimated useful lives of the non-compete agreement is five years amortized over a straight-line method.

Amortization expense for the nine and three months ended December 31, 2021 and 2020 was $261 and $214, and $87 and $72, respectively.

The following is the future amortization of the intangibles as of December 31:

2022	$280
2023	263
2024	263
2025	230
2026	205
Thereafter	563
$1,804

In addition to the statutory based intangible assets noted above, the Company recorded a total of $10,225 of goodwill in connection with the purchase of Trend and Banner Midstream.

Accordingly, goodwill was as follows as of December 31, 2021:

Acquisition – Trend Discovery	$3,223
Acquisition – Banner Midstream	7,002
Goodwill – December 31, 2021	$10,225

The Company assessed the criteria for impairment, and there were no indicators of impairment present as of December 31, 2021, and therefore no impairment is necessary.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

NOTE 9: POWER DEVELOPMENT FEE

The Company has paid $1,000 each under two separate agreements for two different land sites to a non-related third party for a total of $2,000 in connection with the commencement of Bitstream’s Bitcoin mining operations. The payments represent the fee for securing 48 MW and 30 MW, respectively of utility capacity as defined and agreed by ERCOT West Load Zone in the Oncor Electric Delivery Company LLC (“Utility”) at the “one-span” tariff rate classification of “6.1.1.1.5 Primary greater than 10kw”. If the Utility is unable to deliver these terms as defined in the facilities extension agreement, the non-related third party is obligated to secure a new location for the Company with at least the stated capacity and same rate tariff. The non-related third party secured the 48 MW and 30 MW of available capacity by signing a distribution facilities extension agreement with the Utility and posting the required collateral. The $2,000 was used to purchase this right to the distribution facilities extension agreement which gives the Company immediate access to the 78 MW electric capacity from the Utility.

The Company also reimbursed the utility deposits paid by the non-related third party in connection with these agreements in the amount of $96 and $327, respectively. The power development fees are deemed non-refundable unless the non-related third party cannot find a suitable location within 6 months. The Company and the non-related third party are still negotiating a definitive power agreement.

The Company has classified these payments as “Power Development Costs” as a noncurrent asset on the Consolidated Balance Sheets.

NOTE 10: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31, 2021	March 31, 2021
	(unaudited)
Professional fees and consulting costs	$116	$801
Vacation and paid time off	162	107
Legal fees	91	86
Compensation	136	734
Interest	-	65
Insurance	956	1,013
Other	458	785
Total	$1,919	$3,591

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
DECEMBER 31, 2021

NOTE 11: WARRANT DERIVATIVE LIABILITIES

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

On November 14, 2020, the Company granted 60 warrants, for the early conversion of a portion of the September 24, 2020 warrants, with a strike price of $7.75 per share with a term of two-years. The fair value of those warrants was estimated to be $251 at inception, and $13 as of December 31, 2021.

On December 30, 2020, the Company granted 889 warrants, in the direct registered offering under the effective Form S-3, with a strike price of $10.00 with a term of two-years (maturity January 2, 2023). The fair value of those warrants was estimated to be $4,655 at inception and $4,653 as of December 31, 2020. During the three months ended March 31, 2021, 176 warrants were exercised for $1,760, and no shares were exercised during the nine months ended December 31, 2021. The fair value of the remaining warrants at December 31, 2021 is $133.

On December 30, 2020, the Company granted 62 warrants to the placement agent as additional compensation in connection with the registered direct offering closed December 31, 2020, exercisable at a strike price of $11.25 per share for a term of two-years (expiring January 2, 2023). The fair value of those warrants was estimated to be $308 at inception and $10 as of December 31, 2021.

The fair value of the 200 warrants that remain outstanding from the 250 warrants granted on September 24, 2020 as of December 31, 2021 is $21.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

On June 30, 2021, the Company granted 200 warrants, subject to a purchase agreement entered into the same day with the warrant holder, with a strike price of $10.00 per share with a term of two-years. The fair value of those warrants was estimated to be $545 at inception, on June 30, 2021 and $74 as of December 31, 2021.

On August 6, 2021, the Company closed a $20,000 registered direct offering in which H.C. Wainwright & Co., LLC acted as the exclusive placement agent. The Company sold 3,478 shares of common stock and 3,478 warrants at $5.75 per share. The warrants are exercisable for a three- and one-half-year period beginning when the Company increases its authorized common stock to 40,000 shares, which occurred on October 8, 2021. The Company also issued the placement agent 243 warrants exercisable at $7.1875 per share over the same period as the investor warrants but expiring on the earlier of the three- and one-half year anniversary of the date the placement agent warrants first become exercisable and August 4, 2026. Further information on the offering and compensation to the placement agent is contained in the prospectus supplement dated August 4, 2021. The fair value of the investor warrants was estimated to be $11,203 at inception and $3,908 as of December 31, 2021. The fair value of the placement agent warrants was estimated to be $744 at inception and $251 as of December 31, 2021.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2021 and March 31, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on December 31, 2021 and March 31, 2021 and at inception:

	Nine Months Ended December 31, 2021	Year Ended March 31, 2021	Inception
Expected term	0.5 – 3.50 years	4.58 - 5 years	5.00 years
Expected volatility	110 - 113%	94 - 101%	91% - 107%
Expected dividend yield	-	-	-
Risk-free interest rate	0.61 - 1.74%	0.61 - 1.74%	1.50% - 2.77%
Market price	$2.00 - $12.95	$3.05 - $10.00

The Company’s remaining derivative liabilities as of December 31, 2021 and March 31, 2021 associated with warrant offerings are as follows. All fully extinguished warrants liabilities are not included in the chart below.

	December 31, 2021	March 31, 2021	Inception
Fair value of 200 (originally 250) September 24, 2020 warrants	$21	$1,349	$1,265
Fair value of 60 November 14, 2020 warrants	13	458	251
Fair value of 889 December 31, 2020 warrants	133	4,993	4,655
Fair value of 62 December 31, 2020 warrants	10	413	308
Fair value of 200 June 30, 2021 warrants	74	-	545
Fair value of 3,478 August 6, 2021 warrants	3,908	-	11,203
Fair value of 243 August 6, 2021 warrants	251	-	744
	$4,410	$7,213

During the nine and three months ended December 31, 2021 and 2020 the Company recognized changes in the fair value of the derivative liabilities of $15,295 and $(15,901), and $10,979 and $481, respectively. In addition, the Company recognized $1,289 and $0 in expenses related to the warrants granted for the nine and three months ended December 31, 2021.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

Activity related to the warrant derivative liabilities for the nine months ended December 31, 2021 is as follows:

Beginning balance as of March 31, 2021	$7,213
Issuances of warrants – derivative liabilities	12,492
Warrants exchanged for common stock	(-)
Change in fair value of warrant derivative liabilities	(15,295)
Ending balance as of December 31, 2021	$4,410

Activity related to the warrant derivative liabilities for the year ended March 31, 2021 is as follows:

Beginning balance as of March 31, 2020	$2,775
Issuances of warrants – derivative liabilities	13,118
Warrants exchanged for common stock	(27,198)
Change in fair value of warrant derivative liabilities	18,518
Ending balance as of March 31, 2021	$7,213

NOTE 12: CAPITALIZED DRILLING COSTS AND OIL AND GAS PROPERTIES

Capitalized Drilling Costs

In January 2021, the Company commenced a drilling program on their Deshotel 24H well included in their proved reserves. The Company incurred $6,084 in costs related to this program of which $3,387 was expensed directly as drilling costs. The Company, pursuant to ASC 932 will amortize the remaining $2,697 of these costs, under the full-cost method based on the units of production method. Depletion expense for the nine and three months ended December 31, 2021 for the capitalized drilling costs was $511 and $92, respectively. As of December 31, 2021, the capitalized drilling costs were $2,056. There were no such costs for the nine and three months ended December 31, 2020.

Oil and Gas Properties

The Company’s holdings in oil and gas mineral lease (“OGML”) properties as of December 31, 2021 and March 31, 2021 are as follows:

Trend Exploration was assigned an 80% working interest in fourteen wells from the Assignors on July 1, 2021.

	December 31, 2021	March 31, 2021
	(unaudited)
Total OGML Properties Acquired	$11,727	$12,352

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

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

As discussed in Note 18, the Company acquired certain leases on June 11, 2020 and June 18, 2020 in Mississippi and Louisiana valued at $2. These assets were paid entirely in cash. In addition, the Company impaired $83 of property as it let certain leases lapse.

As discussed in Note 18, on August 14, 2020, the Company entered into an Asset Purchase Agreement with Rabb Resources, LTD which included the acquisition of real property. The purchase price for this acquisition was $3,500. Of this amount, $3,224, is reflected as Oil and Gas Properties.

As discussed in Note 18, on September 4, 2020, the Company entered into a Lease Assignment agreement. The purchase price for this acquisition was $1,500. Of this amount, $1,500, is reflected as Oil and Gas Properties.

As discussed in Note 18, on September 30, 2020, the Company entered into three Asset Purchase Agreements. The purchase prices for these acquisitions were $750. Of this amount, $760, is reflected as Oil and Gas Properties.

As discussed in Note 18, on October 1, 2020, the Company entered into three Asset Purchase Agreements. The purchase price for these acquisitions were $22. Of this amount, $22, is reflected as Oil and Gas Properties.

As discussed in Note 18, on October 9, 2020, the Company entered into three Asset Purchase Agreements. The purchase price for these acquisitions were $615. Of this amount, $615, is reflected as Oil and Gas Properties.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

The following table summarizes the Company’s oil and gas activities by classification for the nine months ended December 31, 2021 and year ended March 31, 2021.

Activity Category	March 31, 2021	Adjustments (1)	December 31, 2021
Proved Developed Producing Oil and Gas Properties
Cost	$7,223	$-	$7,223
Accumulated depreciation, depletion and amortization	(739)	(929)	(1,668)
Changes in estimates	-	-	-
Total	$6,484	$(929)	$5,555

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$5,868	$304	$6,172
Changes in estimates	(-)	(-)	(-)
Total	$5,868	$304	$6,172

Grand Total	$12,352	$(625)	$11,727

Activity Category	March 31, 2020	Adjustments (1)	March 31, 2021
Proved Developed Producing Oil and Gas Properties
Cost	$167	$737	$904
Accumulated depreciation, depletion and amortization	-	(739)	(739)
Changes in estimates	-	6,319	6,319
Total	$167	$6,317	$6,484

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$5,968	$6,219	$12,187
Changes in estimates	-	(6,319)	(6,319)
Total	$5,968	$(100)	$5,868

Grand Total	$6,135	$6,217	$12,352

(1)

Relates to acquisitions and dispositions of reserves. For the nine months ended December 31, 2021, the Company acquired various leases in Concordia, LA and Caldwell, TX for $304, and sold a lease for $6 in Lasalle, LA.

In addition, on July 1, 2021, the Company assigned an 80% working interest in fourteen wells to their subsidiary, Trend Exploration.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

NOTE 13: LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2021 and March 31, 2021. All debt instruments repaid during the year ended March 31, 2021 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

	December 31, 2021	March 31, 2021
	(unaudited)
Note payable – Alliance Bank (a)	$303	$1,033
Commercial loan – Firstar Bank (b)	328	626
Auto loan 1 – Firstar Bank (c)	20	29
Auto loan 2 – Firstar Bank (d)	-	38
Auto loan 3 – Ally Bank (e)	27	34
Auto loan 4 – Ally Bank (f)	29	35
Auto loan 7 – Ally Bank (g)	-	69
Tractor loan 6 – Tab Bank (h)	134	180
Ecoark – PPP Loan (i)	-	24
Total long-term debt	841	2,068
Less: current portion	(698)	(1,056)
Long-term debt, net of current portion	$143	$1,012

(a)	Original loan date of June 14, 2019 with an original maturity date of April 14, 2020. The Company extended this loan for $1,239 at 4.95% with a new maturity date of April 14, 2025. On September 24, 2021, the Company repaid $550 of this amount as a condition of the underlying guarantee of the note.

(b)	Original loan date of February 28, 2018, due December 31, 2022 at 4.75%.

(c)	On July 20, 2018, entered into a long-term secured note payable for $56 for a service truck maturing July 20, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2021.

(d)	On August 3, 2018, entered into a long-term secured note payable for $73 for a service truck maturing August 3, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. The collateral underlying the loan was stolen in March 2021, and the Company received an insurance settlement in May 2021 and promptly used those proceeds to pay off the remainder of the loan balance.

(e)	On July 18, 2018, entered into a long-term secured note payable for $56 for a service truck maturing August 17, 2024. The note is secured by the collateral purchased and accrued interest annually at 9.00% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2021.

(f)	On July 26, 2018, entered into a long-term secured note payable for $54 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2021.

(g)	On November 5, 2018, entered into four long-term secured notes payable for $140 maturing on November 5, 2021. The notes are secured by the collateral purchased and accrued interest annually at rates ranging between 6.89% and 7.87% with principal and interest payments due monthly. These loans were paid in full on the maturity date.

(h)	On November 7, 2018, entered into a long-term secured note payable for $301 maturing on November 22, 2023. The note is secured by the collateral purchased and accrued interest annually at 10.25% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2021.

(i)	PPP loan received by Ecoark Holdings Inc. in April 2020. Loan bears interest at 1% per annum and matures April 2022. On November 19, 2020, the Company received confirmation that $356 in principal and $2 in accrued interest has been forgiven, and this amount has been reflected in forgiveness of debt. The remaining $29, were to be due in monthly installments of $2 through maturity in May 2022, however, the Company repaid the remaining balance of $15 on August 24, 2021.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

The following is a list of maturities as of December 31:

2022	$698
2023	127
2024	16
$841

During the nine months ended December 31, 2021, the Company repaid $1,227 in long-term debt.

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

Interest expense on long-term debt during the three and nine months ended December 31, 2021 and 2020 are $19 and $113 and $66 and $362, respectively.

NOTE 14: NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consisted of the following as of December 31, 2021 and March 31, 2021. All notes payable to related parties instruments repaid during the year ended March 31, 2021 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

	December 31, 2021	March 31, 2021
	(unaudited)
Ecoark Holdings Board Member (a)	$-	$578
Total Notes Payable – Related Parties	-	578
Less: Current Portion of Notes Payable – Related Parties	(-)	(578)
Long-term debt, net of current portion	$-	$-

(a)	A board member advanced $578 to the Company through August 8, 2021, under the terms of notes payable that bears interest at rates ranging between 10% and 15% interest per annum. On August 9, 2021, the Company repaid the entire $578 to the board member with accrued interest of $43. Interest expense on the notes for the nine and three months ended December 31, 2021 and 2020 was $0 and $72 and $25 and $99, respectively.

An officer of the Company advanced $45 and was repaid this amount during the nine months ended December 31, 2021.

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
DECEMBER 31, 2021

NOTE 15: STOCKHOLDERS’ EQUITY (DEFICIT)

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000 shares of “blank check” preferred stock, par value $0.001. The Company has designated Series B and C out of the total Preferred Shares authorized.

The Company has entered into agreements to issue preferred stock over the past several years. Currently as of December 31, 2021 and March 31, 2021, there are no shares of any series of preferred stock issued and outstanding. The remaining shares of preferred shares were converted during the year ended March 31, 2021.

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

DECEMBER 31, 2021

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

In the three months ended December 31, 2021, the Company did not issue any shares of common stock.

Share-based compensation expense of $1,795 and $1,569 and $577 and $419, respectively is included in selling, general and administrative expense in the condensed consolidated statements of operations for the nine and three months ended December 31, 2021 and 2020, respectively for the 2013 Incentive Stock Plan, 2017 Omnibus Incentive Plan and for the Company’s Non-Qualified Stock Options. There were no expenses related to warrant grants in these periods. There is $84 in share-based compensation expense for the three months ended December 31, 2021 that has been accrued as of December 31, 2021.

In order to have sufficient authorized capital to raise the $20,000, on August 4, 2021, an officer and director of the Company agreed to cancel stock options in exchange for a lesser number of restricted stock units, subject to future vesting. In accordance with the restricted stock agreement, the director was granted 272 RSUs that vest over 12 quarterly increments, in exchange for cancelling 672 stock options. In addition, on October 6, 2021, this officer and director received 64 additional RSUs. The expense related to the modification of these grants is included in the share-based compensation expense in the three months ended September 30, 2021.

As of December 31, 2021, 26,364 shares of common stock were issued and 26,247 shares of common stock were outstanding, net of 117 treasury shares.

Agora Common Stock

Agora is authorized to issue 250,000 shares of common stock, par value $0.001. On September 22, 2021, the Company purchased one hundred shares of Agora for ten dollars.

On October 1, 2021, the Company purchased 41,671 shares of Agora common stock for $4,167 which Agora used to purchase equipment to commence the Bitstream operations.

In addition, between October 1 and December 7, 2021, Agora issued 4,600 restricted common shares to its management team and directors. After issuance of these restricted shares, Ecoark controls approximately 90.1% of Agora, and will recognize a non-controlling interest. The future stock-based compensation related to these restricted shares that will be measured over a three-year period is $23,000. These restricted common shares were measured pursuant to ASC 718-10-50 at an estimated value per share of $5.00 and consist of both service based and performance based criteria. The stock-based compensation recognized for the nine and three months ended December 31, 2021 for these restricted shares is $2,281.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

NOTE 16: COMMITMENTS AND CONTINGENCIES

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

●

On September 21, 2021, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Deloitte Consulting, LLP (“Deloitte”) in the Eight Judicial District Court in Clark County, Nevada. The complaint is for violation of the Nevada Uniform Trade Secret Act and will also be seeking a preliminary and permanent injunction, attorney’s fees, and punitive damages. The damages at issue are in the hundreds of millions of dollars. Zest Labs, Inc. began working with Deloitte in 2016, in a confidential matter in a pilot program that Zest Labs, Inc. had been engaged for by a large customer. Zest Labs, Inc. engaged in significant discussions, presentations, demonstrations, and information downloads with Deloitte who specifically acknowledged that this information was confidential. This complaint is in the very early stages, with motions filed on both sides and an initial hearing set for March 8, 2022. The Company cannot reasonably determine the outcome and potential reward at this time.

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

Bitstream Commitments on Purchase Obligations

As discussed in the overview of Bitstream in Note 1, Bitstream has entered into a number of agreements for the procurement of land, electricity and equipment necessary to run its business. Bitstream has estimated this commitment to be approximately $12-$14 million over the next three months inclusive of what has been spent to date.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

NOTE 17: CONCENTRATIONS

Customer Concentration. Four and three customers, all in the commodity segment accounted for more than 10% of the accounts receivable balance at December 31, 2021 and March 31, 2021 for a total of 75% and 76% of accounts receivable, respectively. In addition, two and one customers represent approximately 72% and 61% of total revenues for the Company for the nine months ended December 31, 2021 and 2020, respectively. In addition, one and three customers represent approximately 57% and 87% of total revenues for the Company for the three months ended December 31, 2021 and 2020, respectively.

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

NOTE 18: ACQUISITIONS

The following represent acquisitions for the nine months ended December 31, 2021 and year ended March 31, 2021.

Energy Assets

On June 11, 2020, the Company acquired certain energy assets from SR Acquisition I, LLC for $1 as part of the ongoing bankruptcy reorganization of Sanchez Energy Corporation. The transaction includes the transfer of 262 total wells in Mississippi and Louisiana, approximately 9,000 acres of active mineral leases, and drilling production materials and equipment. The 262 total wells include 57 active producing wells, 19 active disposal wells, 136 shut-ins with future utility wells, and 50 shut-in pending plugging wells. Included in the assignment are 4 wells in the Tuscaloosa Marine Shale formation.

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
DECEMBER 31, 2021

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

DECEMBER 31, 2021

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
DECEMBER 31, 2021

NOTE 19: FAIR VALUE MEASUREMENTS

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the nine months ended December 31, 2021 and 2020. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

	Level 1	Level 2	Level 3	Total Gains and (Losses)
December 31, 2021
Warrant derivative liabilities	$-	$-	$4,410	$15,295
Digital assets	16	-	-	(1)

March 31, 2021
Warrant derivative liabilities	$-	$-	$7,213	$(18,518)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

NOTE 20: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company would add a fourth reporting segment to account for their Digital Asset mining business. Additionally, on July 1, 2021 the Company began reporting its home office costs into the Commodity segment, charge its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Finance and Digital Asset segments to account for this home office allocation.

Nine Months Ended December 31, 2021	Digital Assets	Commodities	Financial	Technology	Total
Segmented operating revenues	$18	$18,583	$524	$-	$19,125
Cost of revenues	93	10,600	-	-	10,693
Gross profit (loss)	(75)	7,983	524	-	8,432
Total operating expenses net of depreciation, amortization, depletion, accretion and impairment	3,694	13,784	686	2,325	20,489
Depreciation, amortization, depletion, accretion and impairment	21	2,176	-	143	2,340
Other (income) expense	29	(14,094)	(216)	(1,099)	(15,380)
Income (loss) from continuing operations	$(3,819)	$6,117	$54	$(1,369)	$983

Three Months Ended December 31, 2021	Digital Assets	Commodities	Financial	Technology	Total
Segmented operating revenues	$18	$5,941	$176	$-	$6,135
Cost of revenues	93	3,434	-	-	3,527
Gross profit (loss)	(75)	2,507	176	-	2,608
Total operating expenses net of depreciation, amortization, depletion, accretion and impairment	3,286	4,254	415	732	8,687
Depreciation, amortization, depletion, accretion and impairment	21	549	-	32	602
Other (income) expense	29	(10,993)	4	-	(10,960)
Income (loss) from continuing operations	$(3,411)	$8,697	$(243)	$(764)	$4,279

Segmented assets as of December 31, 2021
Property and equipment, net	$7,045	$3,262	$-	$149	$10,456
Oil and Gas Properties/Capitalized drilling costs	$-	$13,783	$-	$-	$13,783
Intangible assets, net	$-	$1,804	$-	$-	$1,804
Goodwill	$-	$7,002	$3,223	$-	$10,225
Capital expenditures	$7,066	$19	$-	$-	$7,085

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

DECEMBER 31, 2021

Nine Months Ended December 31, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$9,697	$359	$-	$10,056
Cost of revenues	6,644	-	-	6,644
Gross profit	3,053	359	-	3,412
Total operating expenses net of depreciation, amortization, depletion and accretion	9,916	331	2,353	12,600
Depreciation, amortization, depletion and accretion	945	-	188	1,133
Other (income) expense	1,501	(26)	(132)	1,343
Income (loss) from continuing operations	$(9,309)	$54	$(2,409)	$(11,664)

Three Months Ended December 31, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$4,300	$165	$-	$4,465
Cost of revenues	3,218	-	-	3,218
Gross profit	1,082	165	-	1,247
Total operating expenses net of depreciation, amortization, depletion and accretion	3,965	137	872	4,974
Depreciation, amortization, depletion and accretion	447	-	62	509
Other (income) expense	(3,769)	(166)	(833)	(4,768)
Income (loss) from continuing operations	$439	$194	$(101)	$532
Segmented assets as of December 31, 2020
Property and equipment, net	$3,567	$-	$354	$3,921
Oil and Gas Properties	$11,795	$-	$-	$11,795
Intangible assets, net	$2,136	$-	$-	$2,136
Goodwill	$7,002	$3,223	$-	$10,225
Capital expenditures	$617	$-	$-	$617

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

NOTE 21: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for their leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement. The Company had had only short-term leases up through the acquisition of Banner Midstream. The Company acquired a right of use asset and lease liability on March 27, 2020. The Company recorded these amounts at present value, in accordance with the standard, using discount rates ranging between 2.5% and 11.36%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms ranging between 42 and 60 months. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for re-measurement.

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

The Company’s portfolio of leases contains both finance and operating leases that relate primarily to the commodity and digital asset segments. As of December 31, 2021, the value of the unamortized lease right of use asset is $1,186, of which $337 is from financing leases (through maturity at June 30, 2024) and $849 is from operating leases (through maturity at October 31, 2026). As of December 31, 2021, the Company’s lease liability was $1,210, of which $330 is from financing leases and $880 is from operating leases.

Maturity of lease liability for the operating leases for the period ended December 31,
2022	$329
2023	$301
2024	$87
2025	$92
2026	$82
Imputed interest	$(11)
Total lease liability	$880

Disclosed as:
Current portion	$326
Non-current portion	$554

Maturity of lease liability for the financing leases for the period ended December 31,
2022	$151
2023	$143
2024	$52
2025	$-
Imputed interest	$(16)
Total lease liability	$330

Disclosed as:
Current portion	$144
Non-current portion	$186

Amortization of the right of use asset for the period ended December 31,
2022	$461
2023	$416
2024	$144
2025	$88
2026	$77

Total	$1,186

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three months ended December 31, 2021	Nine months ended December 31, 2021
	(unaudited)	(unaudited)
Operating lease expense	$72	$178

Finance lease expense
Depreciation of capitalized finance lease assets	57	127
Interest expense on finance lease liabilities	2	8
Total lease cost	$131	$313

	Three months ended December 31, 2020	Nine months ended December 31, 2020
	(unaudited)	(unaudited)
Operating lease expense	$54	$106

Finance lease expense
Depreciation of capitalized finance lease assets	34	103
Interest expense on finance lease liabilities	3	11

Total lease cost	$91	$220

NOTE 22: ASSET RETIREMENT OBLIGATIONS

In conjunction with the approval permitting the Company to resume drilling in the existing fields, the Company has recorded an asset retirement obligation (“ARO”) based upon the plan submitted in connection with the permit. The ARO results from the Company’s responsibility to abandon and reclaim their net share of all working interest properties and facilities.

The following table summarizes activity in the Company’s ARO for the nine months ended December 31, 2021 and year ended March 31, 2021:

	December 31, 2021	March 31, 2021
	(unaudited)
Balance, beginning of period	$1,532	$295
Accretion expense	118	64
Reclamation obligations settled	-	-
Disposition due to sale of property	(23)	-
Additions	-	111
Changes in estimates	-	1,062
Balance, end of period	$1,627	$1,532

Total ARO at December 31, 2021 and March 31, 2021 shown in the table above consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation for the periods ended December 31, 2021 and March 31, 2021, respectively. These values are discounted to present value at 10% per annum for the periods ended December 31, 2021 and March 31, 2021. The Company disposed of a portion of their properties and wrote off the balance of ARO associated with that disposal of $23 in sales of some of the Company’s properties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

NOTE 23: RELATED PARTY TRANSACTIONS

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

Trend Capital Management is the general partner or manager of, and provides services and collects fees from entities including Trend LP and Trend SPV, respectively. However, Trend Capital Management is not the investment manager of these entities, nor the beneficial owner of Ecoark securities held by Trend LP nor Trend SPV since it assigned the sole power to vote and direct all investment activities which will impact the entities’ economic performance to an independent third party not affiliated with Ecoark. The investment capital in Trend LP and Trend SPV is from individual limited partners and members, and not from the Company. Trend Capital Management does not have the obligation to absorb losses or the right to receive benefits that could be significant as a result of the entities’ performance. Trend Capital Management does not have any ownership of or a controlling financial interest in Trend LP nor Trend SPV and therefore management has concluded consolidation of these entities with Trend Capital Management is not required.

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

On March 27, 2020, the Company issued 1,789 shares of its common stock to Banner Energy Services, Inc. (“Banner Energy”) and assumed approximately $11,774 in debt and lease liabilities of Banner Midstream. The Company’s Chief Executive Officer and another then director, John Cahill, recused themselves from all board discussions on the acquisition of Banner Midstream as they were stockholders and/or noteholders of Banner Midstream. The transaction was approved by all of the disinterested members of the Board. The Chairman and CEO of Banner Energy is the Treasurer of the Company and Chief Executive Officer and President of Banner Midstream. Included in the shares issued in this transaction, John Cahill received 164 shares of common stock and Jay Puchir received 548 shares of common stock. At the time of this transaction, Mr. Cahill and his brother were also members of Shamrock Upstream Energy LLC, a subsidiary of Banner Midstream.

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

On August 31, 2021, William B. Hoagland, the Chief Financial Officer of the Company, and Chief Executive Officer of Agora, transferred 550 shares of Ecoark common stock to Trend LP, of which Mr. Hoagland owns an approximately 25% of Trend LP. He also owns 39.6% of Trend SPV. Following the transfer, Trend LP owns 713 shares of Ecoark common stock. Additionally, Trend SPV holds 344 shares of Ecoark common stock and 460 warrants to purchase Ecoark common stock.

Ecoark has made periodic loans to Agora to permit it to begin its cryptocurrency mining business. On November 13, 2021, Agora issued Ecoark a $7.5 million term note which accrues 10% per annum interest and is due September 30, 2022. As of December 31, 2021, Agora owed principal of $4,459 and interest of $32 to Ecoark. These amounts have been eliminated in consolidation.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
DECEMBER 31, 2021

NOTE 24: SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company had the following transactions:

On January 3, 2022, the Company finalized a land purchase agreement for a parcel of 20 acres of land ($12.5 per acre) in West Texas for $250. This land purchase relates to a separate parcel from the 20 acre parcel covered by a lease agreement entered into by the Company in December 2021. The Company has an option to sell back the purchased land to the sellers at $0.4 per acre upon cessation of the land being used as a data center. Additionally, we have already paid approximately $1,100 to a power broker for 12 MW of electricity at this site, and we have committed to pay approximately $3,200 by completion of the facility anticipated to be paid over the two-month period commencing January 2022 for the infrastructure and source of 30 MW of electricity needed to operate at the capacity intended at our West Texas facilities

On February 2, 2022, Peter Mehring, a director and executive officer, gave notice of his intent to resign as an executive officer and director effective on February 11, 2022. Mr. Mehring resigned as a result of his entering into an Employment Agreement with a leading Internet service company. He also entered into a Consulting Agreement with the Company.

Under the Consulting Agreement, Mr. Mehring will advise the Company (including Zest Labs) on its current intellectual property litigation and matters relating to ZEST’s intellectual property as well as provide transition services. The Consulting Agreement is for a one-year term. The Company agreed to pay Mr. Mehring $17 per month. His unvested stock awards will continue to vest during the term and the expiration date on any stock awards will be extended for one year following the termination.

Trend Exploration completed the auction of two lots of overriding royalty interests (ORRIs). Trend Exploration posted them to EnergyNet and the auction ended February 3, 2022. The sale is for the Mississippi ORRIs and the Louisiana ORRIs for a total of $335. The buyers in the auction have two business days to place funds into escrow and then up to ten business days for the funds to leave escrow.

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

Dollar amounts and number of shares in this Item 2 are expressed in thousands, except per share and per barrel amounts and when separately disclosed, or where the context indicates otherwise.

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

The Company’s subsidiaries include Banner Midstream Corp. (“Banner Midstream”), White River Holdings Corp. (“White River”), Shamrock Upstream Energy LLC (“Shamrock”), Pinnacle Frac Transport LLC (“Pinnacle Frac”), Capstone Equipment Leasing LLC (“Capstone”), Zest Labs, Inc. (“Zest Labs”), and Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) who was assigned the membership interest in Trend Discovery Holdings LLC, a Delaware limited liability corporation (“Trend Holdings”) as well as all of Agora’s recently formed subsidiaries as discussed herein, (all references to “Trend Holdings” or “Trend” are now synonymous with Agora) from the Company on September 17, 2021 upon its formation.

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

Agora Digital Holdings, Inc.

Through Agora we provide financial services and collect fees from entities which invest in securities and operate a digital asset mining company as described in more detail below.

The Company assigned its membership interest in Trend Holdings and its related wholly owned subsidiaries to Agora on September 22, 2021, for the sale of the initial one hundred shares for ten dollars. On October 1, 2021, the Company purchased 41,671 shares of Agora common stock for $4,167 which Agora used to purchase equipment to commence the Bitstream operations.

Trend Holdings formed four subsidiaries, Bitstream Mining, LLC, a Texas Limited Liability Company (“Bitstream”) on May 16, 2021, REStream Processing LLC, a Texas Limited Liability Corp (“REStream”). on May 16, 2021, Trend Discovery Exploration LLC, a Texas Limited Liability Corp. (“Trend Exploration”) on May 27, 2021, and OTZI, LLC, a Delaware Limited Liability Corp. (“OTZI”) on September 2, 2021, in addition to Barrier Crest, LLC (“Barrier Crest”) that was acquired along with Trend Capital Management, Inc. (“TCM”) that was acquired by Ecoark on May 31, 2019. REStream and OTZI are currently inactive subsidiaries.

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

On November 19, 2021 Agora filed a registration statement on Form S-1 in connection with its initial public offering of 10,000,000 (ten million) units comprised of shares of common stock and warrants to purchase an equal number of shares of common stock. The Form S-1 has not yet been declared effective. See Note to the Consolidated Financial Statements.

Subject to completion of the Agora public offering and Nasdaq uplisting, the Company intends to issue a stock dividend through a pro rata distribution of Agora’s common stock to Ecoark’s common stockholders and holders of common stock equivalents. Ecoark plans to distribute 80% of the Agora common stock it holds to its stockholders as of a future record date to be determined upon completion of regulatory compliance. Ecoark plans to retain the remaining 20% ownership in Agora on its balance sheet. As a result of the approval by the board of directors of the Company to divest Agora, the Company, has accounted for this as a disposal other than by sale. Assets to be disposed of other than by sale should continue to be classified as held and used until they are disposed of. Upon disposal, the Company must assess whether the disposed of assets qualify for discontinued operations reporting. If so, the Company will apply the presentation and disclosure requirements of ASC 205-20, and if not, the Company will apply the presentation and disclosure requirements of ASC 360-10.

Overview of Agora Digital Holdings, Inc.

The following is a brief overview of each of the principal subsidiaries that the Company operates through Agora, the Company’s newly formed, majority-owned subsidiary.

Bitstream

Bitstream was organized to be our principal cryptocurrency subsidiary. Bitstream has entered into a series of agreements including procuring land to install mining equipment, arranging for a reliable and economical electric power source needed to efficiently mine Bitcoin, ordering miners, housing infrastructure and other infrastructure to mine Bitcoin and locating a third-party hosting service to operate the miners and the service’s more advanced miners. Agora has spent (and agreed to spend) between $12-$14 million in connection with these agreements, not including future revenue sharing. Agora brought online miners that began operating in early November 2021, the Bitmain S19 Pro miners supplied by the hosting service.

Bitstream anticipates that they will deploy and operate modularized data centers (facilities) with the sole purpose of mining digital assets, with Bitcoin initially as the focus. Agora is powering these data centers through acquiring a long-term power contract to purchase electric power from the electric grid in Texas. Once the business’ operations grow, Bitstream intends to continuously add data center facilities by reinvesting their revenues. All data centers will be remotely managed with onsite personnel for servicing and troubleshooting any operational issues. Bitstream plans to utilize the energy to power its energy intensive operations of digital asset mining. Additionally, if Texas experiences another power shortage during the winter or summer months from extreme weather conditions, Bitstream would be able to arbitrage power at favorable margins. Bitstream will do this by temporarily shutting down their cryptocurrency mining operations and sell their purchased power back to the grid at favorable margins. Last winter, during the blackout, the price per kWh exceeded $10 (ten dollars) at its peak imbalance, whereas Bitstream’s power cost is expected to be $0.023 (two and three one hundredths) per kWh.

Bitstream is expected to be the focal point of the Company’s Agora operations during the next 12 months. For this reason, set forth below is a more detailed overview of Bitstream’s developments, planned operations and the cryptocurrency assets and industry in which it operates.

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

Trend Capital Management

Trend Capital Management is the general partner or manager of, and provides services and collects fees from entities including Trend Discovery LP (“Trend LP”) and Trend Discovery SPV I, LLC (“Trend SPV”), respectively. However, Trend Capital Management is not the investment manager of these entities, nor the beneficial owner of Ecoark securities held by Trend LP nor Trend SPV since it assigned the sole power to vote and direct all investment activities which will impact the entities’ economic performance to an independent third party not affiliated with Ecoark. The investment capital in Trend LP and Trend SPV is from individual limited partners and members, and not from the Company. Trend Capital Management does not have the obligation to absorb losses or the right to receive benefits that could be significant as a result of the entities’ performance. Trend Capital Management does not have any ownership of or a controlling financial interest in Trend LP nor Trend SPV and therefore management has concluded consolidation of these entities with Trend Capital Management is not required.

Barrier Crest

Barrier Crest provides fund administration and fund formation services to institutional investors. Barrier Crest provides fund administration services to Trend LP and Trend SPV. Barrier Crest provides fund administration and related services for small hedge funds. Trend Holdings owns an entity which is the general partner but not the investment manager of two investment funds. These investment funds own shares of Ecoark and one also owns warrants of Ecoark.

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

Bitcoin was first introduced in 2008 and was first introduced as a means of exchange in 2009. Bitcoin is a consensus network that enables a new payment system and a completely new form of digital money. It is the first decentralized peer-to-peer payment network that is powered by its users with no central authority or middlemen. From a user perspective, Bitstream believes Bitcoin can be viewed as cash for the Internet. The Bitcoin network shares a public ledger called the “blockchain.” This ledger contains every transaction ever processed, allowing a user’s computer to verify the validity of each transaction. The authenticity of each transaction is protected by digital signatures corresponding to the sending addresses, allowing all users to have full control over sending Bitcoins rewards from their own Bitcoin addresses. In addition, anyone can process transactions using the computing power of specialized hardware and earn a reward in Bitcoins for this service. This process is often called “mining.”

In November 2021, Bitstream commenced the mining of Bitcoin by acquiring miners to solve complex cryptographic algorithms to support the Bitcoin blockchain (in a process known as “solving a block”). In return for solving a block, Bitstream receives a Bitcoin.

Bitstream mines Bitcoin using specialized computer equipment referred to as “miners.” Miners measure their capability in terms of processing power, which is known in the industry as “hashing” power. Hashing power is measured in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” Generally speaking, miners with greater hashing power and in turn a higher hash rate relative to other miners attempting to solve a block have a higher chance of solving the block and receiving a cryptocurrency award. However, although newer generations of miners advertise improved energy efficiency, increasing hash rate generally requires greater electrical power, which increases the cost of solving a block and, therefore, the relative cost of mining a cryptocurrency. As additional miners competed for the limited supply of blocks, individuals found that they were working for months without finding a block and receiving any reward for their mining efforts. To address this variance, miners started organizing into pools to share mining rewards more evenly on a pro rata basis based on total hashing capacity contributed to the mining pool. Bitstream will be participating in a mining pool. As of the date of this Report, Bitstream is in the process of paying for and receiving delivery of the necessary infrastructure and equipment to commence mining operations using a total of 48 megawatts (“MW”) of electricity, which through conditional and unconditional rights to two sites in West Texas may be increased to up to 372 MW assuming this can be done so on acceptable terms.

Mining Equipment

In September 2021 Bitstream ordered 5,000 used Canaan Avalon 841 13 TH/s miners for $1,350. Delivery of 4,000 of these miners occurred as of January 31, 2022. Bitstream’s plan is to use trailer or shipping container-like units as housing infrastructure to house our miners. Bitstream will either build their own or partner with another third-party vendor to build entry level housing infrastructure to deploy the initial mining equipment in November. In August 2021, Bitstream entered into an agreement with a third party which will supply Bitstream with more advanced housing infrastructure in exchange for approximately $375. Delivery of these enhanced housing infrastructure is expected in the first calendar quarter of 2022.

Effective December 10, 2021, Bitstream entered into a lease agreement for 20 acres of land near the power substation upon which we will place the housing infrastructure. The lease is for an initial term of 10 years and a subsequent term of 10 years, pursuant to which Bitstream will pay the lessor a monthly payment equal to 3% of the electricity cost. If we do not use the leased land for 12 consecutive months, the lease will terminate. On January 3, 2022, the Company entered into a land purchase agreement for a separate parcel of twenty acres of land ($12.5 per acre) in West Texas for $250. The Company has an option to sell back this land to the sellers at $0.4 (four hundred) per acre upon cessation of the land being used as a data center.

In September 2021, Bitstream entered into a binding agreement referred to as a Memorandum of Understanding with Elite Mining Inc. (the “Hosting Company”) that will supply high speed miners, host the Company’s data center and operate the miners it installs. In Phase 1 which is a beta test phase, Bitstream paid $600 to the Hosting Company which will also supply 6 MW capacity’s worth of very high speed and efficient miners in the first calendar quarter of 2022. Bitstream has an option to purchase these high-speed miners at replacement cost (which may be higher than current cost). The Hosting Company may provide hosting for third parties during Phase 1 which reduces the cash flow for Bitstream. This agreement will also allow Bitstream to utilize a minimum of 25 MW of electricity under the initial power purchase agreement in Phase 2. Bitstream can terminate the hosting agreement as soon as Bitstream has secured sufficient capital to replace the hosted Bitmain S19 Pros with their own. Once Bitstream purchases the high-efficiency miners, the Hosting Company cannot host third parties.

Phase 2 is planned to begin in May 2022 which is subject to Bitstream agreeing to proceed. If Bitstream elects to enter Phase 2, it will be required to loan the Hosting Company the funds to develop a production facility in Texas on terms to be negotiated. Bitstream will have certain rights to the production facility capacity from Phase 2 and will pay the Hosting Company for its services.

In late 2021 Bitstream secured an additional 36 MWs of electrical capacity at a different West Texas location. This supplements Agora’s prior agreement to secure 12 MWs and as a result Agora will have a total of 48 MWs of electric power for immediate use and benefit to Agora at that location. Bitstream also entered into a second letter of intent for an additional 30 MW at a second location. Bitstream also plans to participate in the Electric Reliability Council of Texas’ (“ERCOT”) responsive reserve market by relinquishing its power back to the Texas grid as power stabilization events are needed.

Additionally, Bitstream has procured mining infrastructure to power the 48 MWs at one location and expects the equipment and infrastructure to be delivered over the next 135 days. This mining infrastructure includes twenty-one 2,600 kilo-volt amp (KVA) or similar transformers and Agora’s first shipment of Bitcoin mining application-specific integrated circuits (“ASIC”). Agora has agreed to pay a total $3,685 for the new equipment and infrastructure as follows: (i) $506 upon the order which has been paid, (ii) $506 by November 11, 2021, which has been paid and (iii) $816 paid on December 15, 2021; (iv) $1,856  by February 2022.

In connection with the increase in electrical capacity, Bitstream entered into a second binding letter of intent with the power management company pursuant to which the Company has paid a total of $2,955, consisting of a $2,628 development fee and a $327 reimbursement for payments made by the power management company to the electric utility to secure the power. Of this amount $1,326 has already been paid. In addition, the Company agreed to pay a total of $450 upon the power management company signing a binding agreement to acquire or lease 20 or more acres of usable land. Bitstream is currently negotiating an agreement for this but as of the date of this Report, no agreement has been executed.

Once the business is operational, Bitstream intends to continuously add data center platforms by reinvesting cash and potentially utilizing leverage to scale operations. All data centers will be remotely managed with onsite personnel for servicing and troubleshooting any operational issues.

Commodities Segment

For the nine and three months ended December 31, 2021, the Company’s consolidated revenues from continuing operations consisted almost exclusively of the revenues from, and most of our expenses were related to, the Commodities segment. In our Commodities segment, our activities are primarily directed at the conventional enhancement and development of all productive formations throughout our Louisiana and Mississippi leasehold positions of over 20,000 acres. We intend to continue to enhance and develop our reserves and increase production through exploration activities on our prolific inventory of potential drilling locations.

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

Segment Reporting for the Nine and Three Months Ended December 31, 2021 and 2020:

Prior to August 26, 2021, the Company operated in three segments. The segments are Financial Services (Trend Holdings), Technology (Zest Labs), and Commodities (Banner Midstream). Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company would add a fourth reporting segment to account for their Digital Asset mining business. Additionally, beginning on July 1, 2021 the Company began reporting its home office costs into the Commodity segment, charging its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Finance and Digital Asset segments to account for this home office allocation.

Nine Months Ended December 31, 2021	Digital Assets	Commodities	Financial	Technology	Total
Segmented operating revenues	$18	$18,583	$524	$-	$19,125
Cost of revenues	93	10,600	-	-	10,693
Gross profit (loss)	(75)	7,983	524	-	8,432
Total operating expenses net of depreciation, amortization, depletion, accretion and impairment	3,694	13,784	686	2,325	20,489
Depreciation, amortization, depletion, accretion and impairment	21	2,176	-	143	2,340
Other (income) expense	29	(14,094)	(216)	(1,099)	(15,380)
Income (loss) from continuing operations	$(3,819)	$6,117	$54	$(1,369)	$983

Three Months Ended December 31, 2021	Digital Assets	Commodities	Financial	Technology	Total
Segmented operating revenues	$18	$5,941	$176	$-	$6,135
Cost of revenues	93	3,434	-	-	3,527
Gross profit (loss)	(75)	2,507	176	-	2,608
Total operating expenses net of depreciation, amortization, depletion, accretion and impairment	3,286	4,254	415	732	8,687
Depreciation, amortization, depletion, accretion and impairment	21	549	-	32	602
Other (income) expense	29	(10,993)	4	-	(10,960)
Income (loss) from continuing operations	$(3,411)	$8,697	$(243)	$(764)	$4,279

Segmented assets as of December 31, 2021
Property and equipment, net	$7,045	$3,262	$-	$149	$10,456
Oil and Gas Properties/Capitalized drilling costs	$-	$13,783	$-	$-	$13,783
Intangible assets, net	$-	$1,804	$-	$-	$1,804
Goodwill	$-	$7,002	$3,223	$-	$10,225
Capital expenditures	$7,066	$19	$-	$-	$7,085

Nine Months Ended December 31, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$9,697	$359	$-	$10,056
Cost of revenues	6,644	-	-	6,644
Gross profit	3,053	359	-	3,412
Total operating expenses net of depreciation, amortization, depletion and accretion	9,916	331	2,353	12,600
Depreciation, amortization, depletion and accretion	945	-	188	1,133
Other (income) expense	1,501	(26)	(132)	1,343
Income (loss) from continuing operations	$(9,309)	$54	$(2,409)	$(11,664)

Three Months Ended December 31, 2020	Commodities	Financial	Technology	Total
Segmented operating revenues	$4,300	$165	$-	$4,465
Cost of revenues	3,218	-	-	3,218
Gross profit	1,082	165	-	1,247
Total operating expenses net of depreciation, amortization, depletion and accretion	3,965	137	872	4,974
Depreciation, amortization, depletion and accretion	447	-	62	509
Other (income) expense	(3,769)	(166)	(833)	(4,768)
Income (loss) from continuing operations	$439	$194	$(101)	$532

Segmented assets as of December 31, 2020
Property and equipment, net	$3,567	$-	$354	$3,921
Oil and Gas Properties	$11,795	$-	$-	$11,795
Intangible assets, net	$2,136	$-	$-	$2,136
Goodwill	$7,002	$3,223	$-	$10,225
Capital expenditures	$617	$-	$-	$617

Third Quarter 2021 Operating Highlights

●	Revenue for three months ended December 31, 2021 were $6,135, an increase of $1,670 compared to same period in prior year.

●	We recorded net income of $4,279 for the third quarter ended December 31, 2021, as a result of a $10,979 increase in the fair value of derivative liabilities.

●	Our average production was 231 Gross (164 Net) barrels of oil per day during the three months ended December 31, 2021.

●	During the three months ended December 31, 2021, we had no new successful drilling activity as the focus has been on well re-entries.

●	We have entered into a number of agreements through Bitstream for the procurement of land, electricity and equipment necessary to run its business. Bitstream has estimated this commitment to be approximately $12-$14 million over the next three months inclusive of what has been spent to date.

Key Trends

Commodity Prices

In early March 2020, oil prices dropped sharply and continued to decline, briefly reaching negative levels as a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including (i) actions taken by OPEC members and other exporting nations impacting commodity price and production levels and (ii) a significant decrease in demand due to the ongoing COVID-19 pandemic. However, certain restrictions on conducting business that were implemented in response to the COVID-19 pandemic have been lifted as improved treatments and vaccinations for COVID-19 have been rolled-out globally since late 2020. As a result, oil and natural gas market prices have improved in response to the increase in demand and global and United States reductions in drilling. However, in recent periods oil and natural gas prices have experienced increased volatility due to the uncertainty related to the Delta and Omicron variant of the virus.

During 2020 and 2021, the posted NYMEX WTI price for crude oil ranged from $(37.63) to $84.65 per Bbl. On December 31, 2021, the NYMEX WTI price for crude oil was $75.21 per Bbl. Commodity prices have historically been volatile and we cannot predict events which may lead to future fluctuations in these prices.

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

Because the federal government and some state and local authorities are reacting to the current Omicron variant of COVID-19, it is creating uncertainty on whether these actions could disrupt the operation of the Company’s business and have an adverse effect on the Company. For example, outbreaks in early calendar year 2022 arising from the more contagious Omicron variant resulted in labor shortages including with respect to truck drivers. Additionally, the pandemic has been a contributing factor in supply shortages which have been pervasive in many industries. The extent to which the COVID-19 outbreak and other adverse developments may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent and related costs. We had received funding under the PPP, and a majority of that as indicated in our Consolidated Statement of Operations has been forgiven.

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

The Company will recognize income from digital currency mining from the provision of transaction services within digital currency networks, commonly termed “cryptocurrency mining”. As consideration for those services, the Company will receive digital currency from each specific network in which it participates (“coins”). Income from digital currency mining is measured based on the fair value of the coins received. The fair value is determined using the spot price of the coin on the date of receipt. The coins are recorded on the consolidated balance sheet, as intangible asset – digital currency, at their fair value less costs to sell and re-measured each reporting date, if not sooner. Revaluation gains or losses on the sale of coins for traditional (fiat) currencies will be included in the consolidated statements of operations.

The Company has entered into digital asset mining pools by executing contracts, as amended from time to time, with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company’s entitled to a fractional share of the fixed cryptocurrency reward the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The terms of the agreement provides that neither party can dispute settlement terms after thirty-five days following settlement. The Company’s fractional share of the cryptocurrency generated by the pool is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of such computing power is the only performance obligation on the Company in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the reward from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time the revenue is recognized. There is no significant financing component in these transactions.

Fair value of the digital asset reward received is determined using the quoted price of the related digital asset at the time of receipt. The block reward provides an incentive for Bitcoin miners to process transactions made with the cryptocurrency. Creating an immutable record of these transactions is vital for the digital assets to work as intended. The blockchain is like a decentralized bank ledger, one that cannot be altered after being created. The miners are needed to verify the transactions and keep this ledger up to date. Block rewards, and to a lesser extent, transaction fees, are their payment for doing so. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue and held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

The Company’s cost of revenue for digital assets consists primarily of direct costs of earning the digital asset related to mining operations, including mining pool fees, electric power costs, other utilities, labor, insurance whether incurred directly from self-mining operations or reimbursed, including any revenue sharing arrangements under the hosting agreements, but excluding depreciation and amortization, which are separately stated in the Company’s Consolidated Statement of Operations.

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

Digital assets will consist of cryptocurrency denominated assets and will be included in noncurrent assets. Digital assets will be carried at their fair value determined by the spot rate less costs to sell. The digital asset market is still a new market and is highly volatile; historical prices are not necessarily indicative of future value; a significant change in the market prices for digital currencies would have a significant impact on the Company’s earnings and financial position. Fair value will be determined by taking the price of the coins from the exchanges which the Company most frequently uses.

Digital Assets

Digital currencies will be included in non-current assets in the consolidated balance sheets as intangible assets with indefinite useful lives. Digital assets are recorded at cost less impairment.

The Company accounts for its digital assets as indefinite-lived intangible assets in accordance with ASC 350. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital currency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether It is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

The Company determines the fair value of its Bitcoin on a nonrecurring basis in accordance with ASC 820, based on quoted (unadjusted) prices on the active exchange that the Company has determined is its principal market for Bitcoin (Level 1 inputs). The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on the active exchange, indicate that it is more likely than not that any of the assets are impaired. In determining if an impairment has occurred, the Company considers the lowest price of one Bitcoin quoted on the active exchange at any time since acquiring the specific Bitcoin held by the Company. If the carrying value of a Bitcoin exceeds that lowest price, an impairment loss has occurred with respect to that Bitcoin in the amount equal to the difference between its carrying value and such lowest price.

Impairment losses are recognized as “Digital asset impairment losses” in the Company’s Consolidated Statements of Operations in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses in the Company’s Consolidated Statement of Operations. In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and the carrying value of the specific Bitcoin sold immediately prior to sale.

Any impairment losses related to digital assets are included in the Digital Assets segment.

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

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its chief operating decision makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings and the March 27, 2020 acquisition of Banner Midstream now consist of three segments, Agora (Finance), Banner Midstream (Commodities) and Zest Labs (Technology). Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company would add a fourth reporting segment to account for their Digital Asset mining business. Additionally, effective on July 1, 2021 the Company will report its home office costs into the Commodity segment, charge its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Finance and Digital Asset segments to account for this home office allocation.

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

Production Data – Nine and Three Months Ended December 31, 2021

The following tables set forth our production data for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021		2020
	Bbls		Bbls
	Gross	Net	Gross	Net
Production Data:
By State/County
Mississippi
Holmes	1,657	1,243	-	-
Amite	9,540	7,621	9,963	7,956
Wilkinson	10,576	8,197	7,565	6,046
Pike	1,192	923	481	391
	22,965	17,984	18,009	14,393

Louisiana
Catahoula	4,871	3,649	2,711	2,159
Concordia	6,463	3,039	4,592	2,105
Tensas	2,627	1,970	1,737	1,291
Lasalle	609	330	887	480
Avoyelles	37,976	25,858	2,204	1,668
	52,546	34,847	12,132	7,703

Total	75,511	52,830	30,141	22,096

The following tables set forth our production data for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021		2020
	Bbls		Bbls
	Gross	Net	Gross	Net
Production Data:
By State/County
Mississippi
Holmes	1,518	1,139	-	-
Amite	3,357	2,694	4,011	3,207
Wilkinson	3,086	2,392	2,710	2,169
Pike	433	339	368	299
	8,395	6,563	7,089	5,674

Louisiana
Catahoula	1,626	1,439	1,224	955
Concordia	3,044	1,379	2,070	987
Tensas	941	705	578	429
Lasalle	-	-	315	171
Avoyelles	7,269	4,980	701	531
	12,880	8,504	4,888	3,073

Total	21,275	15,067	11,977	8,747

RESULTS OF OPERATIONS FOR CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

Revenues

The following table shows revenues for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021	2020
Oil and Gas Operations	$4,585	$1,317
Transportation Services and Other Revenue	14,000	8,380
Financial Segment	523	359
Digital Asset Segment	17	-
Technology Segment	-	-
Total	$19,125	$10,056

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil production volumes sold and average sales prices received for those volumes.

	Nine Months Ended December 31,
	2021	2020
Revenues:
Oil and natural gas sales, net of taxes	$4,766	$1,316
Other	35	-
Total revenues	$4,801	$1,316

Our oil revenues for the nine months ended December 31, 2021 increased by $3,450, or 262%, to $4,766 from $1,316 as compared to the nine months ended December 31, 2020. There was an increase in revenue for the three months ended December 31, 2021 versus the three months ended September 30, 2021 due to higher average oil prices in the three months ended December 31, 2021, offset by slower production in our main producing well.

The increase in oil production during the nine months ended December 31, 2021 as compared to the same period in 2020 resulted in $1,959 of the total increase due to more wells operational in 2021 versus 2020. The remaining revenue increase of $1,491 was due to an increase in oil prices during the nine months ended December 31, 2021 as compared to the same period in 2020.

Average daily production sold increased by 92 barrels of oil per day (“BOPD”) to 199 BOPD during the nine months ended December 31, 2021 from 107 BOPD during the nine months ended December 31, 2020.

Cost of Revenues and Gross Profit

The following table shows costs of revenues for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021	2020
Total	$10,693	$6,644

The increase in cost of revenue was primarily due to increased owner operator and fuel expenses of $10,094 for the nine months ended December 31, 2021 compared to $5,865 for the nine months ended December 31, 2020.

Operating Expenses

The following table shows operating expenses by segment for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021	2020
Segment
Commodity segment	$15,960	$10,861
Technology segment	2,468	2,541
Digital Assets Segment	3,715	-
Financial Segment	686	331
Total	$22,829	$13,733

The following table shows operating expenses for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021	2020
Operating Expenses
Salaries and salaries related costs	$8,316	$5,001
Professional and consulting fees	906	652
Oilfield supplies and repairs	2,262	1,518
Selling, general and administrative costs	9,005	4,799
Depreciation, amortization, depletion, and accretion	2,340	1,133
Research and development	-	630
	$22,829	$13,733

Selling, General and Administrative

The following table shows selling, general and administrative expenses for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021	2020
Selling, general and administrative costs
Capital Raising Costs	$2,130	$773
Insurance	2,346	839
Legal/Audit/Accounting expenses	1,071	1,116
Factoring expenses	319	214
Equipment Rental	283	38
Development Costs	105	-
Other	2,751	1,819
	$9,005	$4,799

Insurance expense for nine months ended December 31, 2020 included a one-time adjustment in commodity segment.

Depreciation, Amortization, Depletion and Accretion

The following table shows depreciation, amortization, depletion and accretion expenses for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021	2020
Depletion of proved oil and natural gas properties	$934	$380
Depletion of drilled wells	510	-
Depreciation of sand frac transportation equipment	344	324
Depreciation of midstream assets	8	1
Depreciation of technology segment assets	143	188
Depreciation of Bitstream mining assets	21	-
Amortization of intangible assets	262	214
Asset retirement obligation accretion	118	26
Depreciation, depletion and amortization expense	$2,340	$1,133

The increase in depletion of proved oil and natural gas properties of $554 for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020 is primarily due to full nine months of operations in 2021 compared to less than seven months in 2020. Increase in depletion of drilled wells due to completion of Deshotel #24 well in March 2021.

Research and Development

Research and development expense decreased from $630 in the nine months ended December 31, 2020 to zero in the nine months ended December 31, 2021. The $630 reduction in costs is due to the completion of the development of the Zest Labs freshness solutions.

Other Income (Expense)

The following table shows other income (expense) for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021	2020
Change in fair value of derivative liabilities	$15,295	$(15,901)
Gain (loss) on exchange of warrants for common stock	-	19,338
Loss on conversion of long-term debt and accrued expenses	-	(3,969)
Gain (loss) on disposal of fixed assets	-	(105)
Loss on abandonment of oil and gas property	-	(83)
Gain on disposal of ARO related to sale of oil and gas property	8	-
Gain on sale of oil and gas property	713	-
Forgiveness of debt	-	1,850
Interest expense, net of interest income	(636)	(2,473)
Other income (expense)	$15,380	$(1,343)

Change in fair value of derivative liabilities for the nine months ended December 31, 2021 was a non-cash gain as compared to a non-cash loss for the nine months ended December 31, 2020. The $31,196 increase was a result of the fluctuation in the stock price at December 31, 2021 compared to December 31, 2020.

There was a gain in the period ended December 31, 2020 from the extinguishment of the derivative liabilities that when converted to shares of common stock of $19,338. In addition, in the period ended December 31, 2020, there was a loss on the conversion of debt and other liabilities to shares of common stock of $3,969.

Interest expense, net of interest income, for the nine months ended December 31, 2020 was the result of the interest incurred on the debt assumed in the Banner Midstream acquisition, the amortization of debt discount of $149 as well as the value related to the granting of warrants for interest of $1,265. For the nine months ended December 31, 2021, value related to the granting of warrants for interest was $545.

Oil, Natural Gas and Natural Gas Liquids Costs and Expenses

	Nine Months Ended December 31,
	2021	2020
Costs and expenses (income):
Production	$407	$516
Exploration, abandonment, and impairment	397	8
Oilfield supplies and repairs	1,517	1,423
Oil & Gas production taxes	162	106
General and administrative	1,552	3,245
Depreciation and amortization	25	115
Depletion	1,445	380
Accretion	118	26
Gain on sale of oil and gas property	(721)	-
Loss on abandonment of oil and gas property	-	82

Net Income (loss)

The following table shows net income (loss) for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021	2020
Commodities Segment	$6,117	$(9,309)
Financial Segment	54	54
Digital Assets Segment	(3,819)	-
Technology Segment	(1,369)	(2,409)
Net Income (loss)	$983	$(11,664)

Net income from continuing operations for the nine months ended December 31, 2021 increased primarily due to the non-cash changes in the fair value of the derivative liability of $15,295 and the non-cash losses incurred on the conversion of debt and expense to equity in the nine months ended December 31, 2020 of $3,969, offset by the non-cash gain on the exchange of warrants for common stock in the nine months ended December 31, 2020 of $19,338.

RESULTS OF OPERATIONS FOR CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

Revenues

The following table shows revenues for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Oil and Gas Operations	$1,748	$641
Transportation Services and Other Revenue	4,195	3,659
Financial Segment	175	165
BTC Mining	17	-
Technology Segment	-	-
Total	$6,135	$4,465

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil production volumes sold and average sales prices received for those volumes.

	Three Months Ended December 31,
	2021	2020
Revenues:
Oil and natural gas sales, net of taxes	$1,957	$640
Other	-	-
Total revenues	$1,957	$640

Our oil revenues for the three months ended December 31, 2021 increased by $1,317, or 206%, to $1,957 from $640 during the three months ended December 31, 2020. The increase in oil production during the three months ended December 31, 2021 as compared to the same period in 2020 resulted in $782 of the total increase due to more wells operational in 2021 versus 2020. The remaining revenue increase of $535 was due to an increase in oil prices during the three months ended December 31, 2021 as compared to the same period in 2020.

Average daily production sold increased by 71 barrels of oil per day (“BOPD”) to 163 BOPD during the three months ended December 31, 2021 from 92 BOPD during the three months ended December 31, 2020.

Cost of Revenues and Gross Profit

The following table shows costs of revenues for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Total	$3,527	$3,218

The increase in cost of revenue was primarily due to increased owner operator and fuel expenses of $3,367 for the three months ended December 31, 2021 compared to $2,733 for the three months ended December 31, 2020.

Operating Expenses

The following table shows operating expenses by segment for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Segment
Commodity segment	$4,803	$4,412
Technology segment	764	934
Digital Assets segment	3,307	-
Financial segment	415	137
Total	$9,289	$5,483

The following table shows operating expenses for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Operating Expenses
Salaries and salaries related costs	$4,478	$1,384
Professional and consulting fees	524	154
Oilfield supplies and repairs	1,062	644
Selling, general and administrative costs	2,623	2,528
Depreciation, amortization, depletion, and accretion	602	509
Research and development	-	264
	$9,289	$5,483

Selling, General and Administrative

The following table shows selling, general and administrative expenses for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Selling, general and administrative costs
Capital Raising Costs	$4	$773
Insurance	820	552
Legal/Audit/Accounting expenses	424	407
Factoring expenses	98	135
Equipment Rental	124	4
Development Costs	105	-
Other	1,048	657
	$2,623	$2,528

Depreciation, Amortization, Depletion and Accretion

The following table shows depreciation, amortization, depletion and accretion expenses for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Depletion of proved oil and natural gas properties	$212	$255
Depletion of drilled wells	92	-
Depreciation of sand frac transportation equipment	117	110
Depreciation of technology segment assets	32	62
Depreciation of Bitstream mining assets	21	-
Amortization of intangible assets	88	72
Asset retirement obligation accretion	40	10
Depreciation, depletion and amortization expense	$602	$509

The decrease in depletion of proved oil and natural gas properties of $43 for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 is primarily due to an adjustment of projected lifetime production at wells purchased in August 2020, offset by additional wells being depleted. Increase in depletion of drilled wells was due to completion of Deshotel #24 well in March 2021.

Research and Development

Research and development expense decreased from $264 in the three months ended December 31, 2020 to zero in the three months ended December 31, 2021. The $264 reduction in costs is due to the completion of the development of the Zest Labs freshness solutions.

Other Income (Expense)

The following table shows other income (expense) for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Change in fair value of derivative liabilities	$10,979	$481
Gain (loss) on exchange of warrants for common stock	-	2,755
Loss on conversion of long-term debt and accrued expenses	-	-
Gain on disposal of ARO related to sale of oil and gas property	-	-
Gain on sale of oil and gas property	-	-
Forgiveness of debt	-	1,850
Interest expense, net of interest income	(19)	(318)
Other income (expense)	$10,960	$4,768

Change in fair value of derivative liabilities for the three months ended December 31, 2021 was a non-cash gain, same as for the three months ended December 31, 2020. The $10,498 increase was a result of the fluctuation in the stock price at December 31, 2021 compared to December 31, 2020 as well as issuance of warrants August 2021

There was a gain in the period ended December 31, 2020 from the extinguishment of the derivative liabilities that when converted to shares of common stock of $2,755. In addition, in the period ended December 31, 2020, there was a loss on the conversion of debt and other liabilities to shares of common stock of $1,775.

Interest expense, net of interest income, for the three months ended December 31, 2020 was the result of the interest incurred on the debt assumed in the Banner Midstream acquisition, the amortization of debt discount of $149 as well as the value related to the granting of warrants for interest of $1,265. For the three months ended December 31, 2021, value related to the granting of warrants for interest was $0.

Oil, Natural Gas and Natural Gas Liquids Costs and Expenses

	Three Months Ended December 31,
	2021	2020
Costs and expenses (income):
Production	$128	$352
Exploration, abandonment, and impairment	-	8
Oilfield supplies and repairs	750	630
Oil & Gas production taxes	83	47
General and administrative	624	1,099
Depreciation and amortization	9	110
Depletion	305	254
Accretion	40	10
Gain on sale of oil and gas property	-	-
Loss on abandonment of oil and gas property	-	-

Net Income (loss)

The following table shows net income (loss) for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Commodities Segment	$8,697	$439
Financial Segment	(243)	194
Digital Assets Segment	(3,411)	-
Technology Segment	(764)	(101)
Net Income (loss)	$4,279	$532

Net income from continuing operations for the three months ended December 31, 2021 increased primarily due to the non-cash changes in the fair value of the derivative liability and the non-cash gain on the exchange of warrants for common stock in the three months ended December 31, 2021 and 2020, offset by the non-cash losses incurred on the conversion of debt and expense to equity in the three months ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Net cash used in operating activities was ($8,420) for the nine months ended December 31, 2021, as compared to net cash used in operating activities of ($7,737) for the nine months ended December 31, 2020. Cash used in operating activities is related to the Company’s net income (loss) partially offset by non-cash expenses, including share-based compensation and the change in the fair value of the derivative liability and net losses incurred in the conversion of debt and liabilities to shares of common stock as well as losses on the sale of fixed assets and abandonment of oil and gas properties.

Net cash provided by (used in) investing activities was $(9,387) for the nine months ended December 31, 2021, as compared to ($3,808) net cash used in investing activities for the nine months ended December 31, 2020. Net cash used in investing activities in 2021 related to the purchase of fixed assets of ($7,085), payment for power development costs of ($2,000) and oil and gas properties of $(304), offset by sale of fixed assets of $2. For the nine months ended December 31, 2020, the cash used in investing activities related to advancement of a note receivable of ($275), and the net purchases of fixed assets and oil and gas properties including drilling costs of $(3,533).

Net cash provided (used) in financing activities for the nine months ended December 31, 2021 was $17,355 that included $19,230 of proceeds from issuance of common stock and warrants, net of fees, and $28 in proceeds received from the exercise of stock options, offset by $1,805 in repayments of debt. This compared with the cash provided by financing activities in the nine months ended December 31, 2020 of $19,120 that included $14,359 from the exercise of warrants, $349 from the exercise of stock options, $2,473 from proceeds received from debt form related and non-related parties, $7,666 from issuance of common stock, net of fees offset by ($5,320) from payments on debt to both related and non-related parties and ($316) in payments to prior owners.

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

At December 31, 2021 we had cash (including restricted cash) of $864 and $205 as of February 10, 2022 from continuing operations. We had a working capital deficit of $6,020 and $11,845 as of December 31, 2021 and March 31, 2021, respectively. The decrease in the working capital deficit is the result of the non-cash change in the fair value of the derivative liabilities and repayments of long-term debt offset by the net changes in accounts payable and accrued expenses.

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

Bitstream Expenditures

As of February 10, 2022, the Company has paid unaffiliated third parties a total of $4,755 and is obligated to pay certain of these third parties an additional $8,686 in connection with Bitstream and the establishment of its cryptocurrency mining facilities and operations. Depending upon the availability of capital, Bitstream may spend material additional sums.

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

Off-Balance Sheet Arrangements

As of December 31, 2021 and March 31, 2021, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the expected revenues from existing and new drilling projects in our oil and gas operations, plans and prospects for our new digital assets mining business including developing mining facilities and delivery of related infrastructure, power and equipment, increasing the electric power supply for our cryptocurrency mining operations, our planned participation in ERCOT and ability to sell power at favorable margins during shortages, the use and benefits of immersion cooling technology for our cryptocurrency mining operations, prospective future litigation, the initial public offering and uplisting of Agora’s securities and our anticipated stock dividend involving Agora common stock thereafter, regulatory changes in the oil and gas industry, our capital program for production enhancement and development, the potential acquisition of a broker-dealer, our anticipated capital expenditures, and future liquidity. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include, among other things, volatility of oil and Bitcoin prices, the risks arising from the new impact of the COVID-19 pandemic, including its future effect on the U.S. and global economies including the oil and gas and cryptocurrency markets, competition, government regulation or action, the costs and results of drilling and cryptocurrency mining activities, risks inherent in drilling operations, availability of equipment, services, resources and personnel required to conduct operating activities, ability to replace reserves and uncertainties related to reserve estimates, contingencies in our development of cryptocurrency mining facilities in West Texas including the need for sufficient land and energy and regulatory approvals and uncertainties related to ongoing litigation, risks related to potential impact of natural disasters, any delays or difficulties in the completion of the initial public offering and uplisting of Agora securities or our planned distribution of Agora common stock thereafter, including delays or challenges in obtaining the requisite approvals, risks and uncertainties related to the new digital asset mining business, and cybersecurity risks. Further information on our risk factors is contained in our filings with the SEC, including our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 filed on November 10, 2021, our Annual Report on Form 10-K for the year ended March 31, 2021 filed on June 30, 2021 and our prospectus supplement dated August 4, 2021. Further, with respect to Agora and its subsidiaries, Agora’s registration statement on Form S-1 (File No. 333-261246) sets forth additional risks and uncertainties specific to its business after giving effect to its initial public offering and related transactions and events more particularly described therein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	As previously disclosed, on August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. We expect Walmart to continue to vigorously defend the litigation and to oppose the verdict in post-trial motions and an appeal. The Company has filed post-trial motions to add an award for their attorneys’ fees as the prevailing party in the litigation. In addition to other post-trial motions, Walmart, Inc. has filed a renewed motion for judgment as a matter of law or, in the alternative, for remittitur or a new trial. As of the date of this Report, the court has not ruled on any of the post-trial motions.

●	On September 21, 2021, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Deloitte Consulting, LLP (“Deloitte”) in the Eight Judicial District Court in Clark County, Nevada. The complaint alleges violation of the Nevada Uniform Trade Secret Act and in addition to compensatory damages will also be seeking a preliminary and permanent injunction, attorney’s fees, and punitive damages. The damages at issue are in the hundreds of millions of dollars. Zest Labs, Inc. began working with Deloitte in 2016, in a confidential matter in a pilot program that Zest Labs, Inc. had been engaged for by a large customer. Zest Labs, Inc. engaged in significant discussions, presentations, demonstrations, and information downloads with Deloitte who specifically acknowledged that this information was confidential. This complaint is in the very early stages, with motions filed on both sides and an initial hearing set for March 8, 2022. The Company cannot reasonably determine the outcome and potential reward at this time.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Investors should review the risk factors described in our Quarterly Report on Form 10-Q for the six months ended September 30, 2021 filed on November 10, 2021, in addition to those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2021 filed on June 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Articles of Incorporation, as amended	10-Q	2/12/21	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	8-K	10/12/21	3.1
3.2(a)	Amended and Restated Bylaws	8-K	4/28/17	3.1
3.2(b)	Amendment to Bylaws	8-K	8/30/21	3.1
4.1	Form of Warrant	8-K	8/5/21	4.1
4.2	Form of Placement Agent Warrant	8-K	8/5/21	4.2
10.1	Restricted Stock Unit Agreement, dated October 6, 2021, between the Company and Peter Mehring**	8-K	10/12/21	10.1
10.2	Peter Mehring Consulting Agreement	8-K	2/4/22	10.1
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished*
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.

+	Portions of this exhibit have been omitted as permitted by the rules of the SEC. The information excluded is both (i) not material and (ii) would be competitively harmful if publicly disclosed. The Company undertakes to submit a marked copy of this exhibit for review by the SEC Staff, to the extent it has not been previously provided, and provide supplemental materials to the SEC Staff promptly upon request.

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

Ecoark Holdings, Inc.

Date: February 11, 2022	By:	/s/ Randy May
Randy May
Chief Executive Officer

Date: February 11, 2022	By:	/s/ William B. Hoagland
William B. Hoagland
Chief Financial Officer