Form 10-K
period 2022-03-31
Ecoark Holdings, Inc.
filed 2022-07-07
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $126,238,093.

As of July 1, 2022, there were 26,466,980 shares of common stock, par value $0.001 per share, outstanding.

i

PART I

Item 1 Business

Unless the context otherwise indicates or requires, all product names and trade names used in this Annual Report on Form 10-K (this “Report”) are the Company’s trademarks, although the “®” and “™” trademark designations may have been omitted.

As used in this Report, the terms “we,” “us,” “our,” “Ecoark,” “Ecoark Holdings” and the “Company” mean Ecoark Holdings, Inc., a Nevada corporation and its consolidated subsidiaries, unless otherwise indicated.

Overview

Ecoark Holdings Inc., a Nevada corporation, is a diversified holding company incorporated in 2007. Through Ecoark’s wholly-owned subsidiaries, the Company has subsidiaries focused on three areas: (i) oil and gas, including exploration, production and drilling operations on approximately 30,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi and transportation services, (ii) Bitcoin mining, and (iii) post-harvest shelf-life and freshness food management technology. The Company also had operations providing financial services until June 17, 2022 when it sold Trend Discovery Holdings LLC (“Trend Holdings”) to a third party.

Since the acquisition of Banner Midstream Corp. (“Banner”) on March 27, 2020, which currently comprises the exploration, production and drilling operations and energy transportation business, the Company has focused its efforts to a considerable extent on expanding its exploration and production footprint and capabilities by acquiring oil and gas leases, working interests in oil and gas mineral leases, and related assets. The Company’s principal subsidiaries consist of Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) which is focused on Bitcoin mining, Banner which is focused on oil and gas exploration and oilfield services, and Zest Labs, Inc. (“Zest” or “Zest Labs”) which is focused on monetizing a portfolio of over 75 patents in the area of fresh food technology.

White River Operating LLC (“White River”) and Shamrock Upstream Energy, LLC (“Shamrock”), wholly-owned subsidiaries of the Company through Banner, are engaged in oil and gas exploration, production, and drilling operations on approximately 30,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi.

Pinnacle Frac LLC (“Pinnacle Frac”), a wholly-owned subsidiary of the Company through Banner, provides transportation of frac sand and logistics services to major hydraulic fracturing, or “fracking,” and drilling operations.

Beginning in September 2021 when Agora was formed, the Company also began developing and implementing a new line of business mining Bitcoin, with the possibility of also entering the Decentralized Finance, or “DeFi” space. Agora’s initial Bitcoin mining operations commenced in late calendar year 2021. Because of regulatory uncertainty over cryptocurrencies other than Bitcoin being deemed to be securities, Agora’s initial focus is on mining Bitcoin which the Company believes is not a security.

Our principal executive offices are located at 303 Pearl Parkway, Suite 200, San Antonio, TX 78215, and our telephone number is (800) 762-7293. Our website address is http://ecoarkusa.com/. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in and are not considered part of this Report.

Key Developments in the Fiscal Year Ended March 31, 2022

The Company has continued to grow its oil and gas exploration and drilling, energy transportation business and also commenced its Bitcoin mining operations during the fiscal year ended March 31, 2022 (“FY 2022”) and achieved or experienced the following key developments:

On March 4, 2022, Banner successfully completed the drilling of an oil project on its 9,615 acre oil and gas mineral lease in the Blackhawk oil field in Concordia Parish, Louisiana on March 4, 2022. White River led the drilling effort in close partnership with a local energy services provider. The completed well was logged March 5, 2022 and had significant shows in the 3 different zones in the Frio sand formation.

White River purchased an MD Cowan Super Single drilling rig for $351,813 to add to its three workover rigs it owns. This purchase is expected to enable White River to drill its own vertical wells at both shallow and deep levels. This purchase, together with the recent financing described below, will facilitate the expansion of the Company’s drilling program.

During FY 2022, we made a conscious decision to enter the Bitcoin mining business. To advance that goal, we formed Agora on September 17, 2021, transferred our former financial services business, Trend Holdings, to Agora and provided loans to enable it to commence its mining business and initiate its planned public offering. On October 8, 2021 Agora filed a confidential draft registration statement on Form S-1 (File No. 377-05577), and Agora filed the corresponding registration statement on Form S-1 (File No. 333-261246) on November 19, 2021 (as amended, the “Agora Registration Statement”) in connection with its initial public offering of units comprised of shares of common stock and warrants to purchase an equal number of shares of common stock. The Agora Registration Statement has undergone a series of amendments since its initial confidential filing in October 2021 and has not yet been declared effective by the Securities and Exchange Commission (“SEC”). In addition, in connection with Agora’s planned initial public offering, Agora has applied for its common stock and warrants to be listed on The Nasdaq Capital Market (“Nasdaq”). That offering has been delayed to regulatory factors outside the Company’s control due to pending and novel accounting issues arising from Bitcoin mining. Agora expects to file an amendment to the Agora Registration Statement shortly after completion of its audit for its fiscal year ended March 31, 2022.

Because of the recent collapse in the price of Bitcoin and the weakness in the stock market, we are uncertain whether Agora can complete its initial public offering or, if it can, how much money it can raise or how dilutive it will be to its shareholders including the Company which owns over 90% of outstanding shares.

Because of our need to raise capital for current business operations and growth of existing business lines, on June 8, 2022, the Company entered into a Securities Purchase Agreement with Digital Power Lending, LLC (“DPL”), a subsidiary of BitNile Holdings, Inc. (“BitNile”), pursuant to which the Company sold DPL 1,200 shares of Series A Convertible Redeemable Preferred Stock (the “Series A”), 102,881 shares of Common Stock (the “Commitment Shares”) and a warrant to purchase up to 49% of our Common Stock for nominal consideration for a total purchase price of $12,000,000. The Company intends to use the proceeds for our drilling program, lending up to $5 million to Agora for use in deploying power and infrastructure for its Bitcoin mining operations, fees and expenses in connection with spin-offs of our subsidiaries, and for general corporate purposes and working capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” on page 58 for more information on the recent financing and our liquidity and capital resources.

On September 21, 2021, Ecoark Holdings and Zest Labs filed a complaint against Deloitte Consulting, LLP (“Deloitte”) in the Eight Judicial District Court in Clark County, Nevada for violation of the Nevada Uniform Trade Secret Act and seeking a preliminary and permanent injunction, attorney’s fees, and punitive damages. On March 10, 2022, the Court denied Deloitte’s motion to dismiss the case, and allow the case to move forward to the discovery phase which is expected to start after July 1, 2022. See “Legal Proceedings.”

On October 6, 2021, the Company held a Special Meeting of Stockholders, at which the stockholders approved (a) an amendment to the Articles of Incorporation to increase the number of shares of authorized common stock of the Company from 30,000,000 shares to 40,000,000 shares; (b) an amendment to the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”) to increase the number of shares of common stock authorized for issuance under this plan from 800,000 shares to 1,300,000 shares; and (c) the issuance of 272,000 restricted stock units and an additional 64,000 restricted stock units to the then President of Zest under the 2017 Plan, in exchange for the cancellation of 672,000 previously issued stock options.

On October 1, 2021, the Company purchased 41,671,121 shares of Agora common stock for $4,167,111 which Agora used to purchase equipment to commence the Bitstream Mining, LLC (“Bitstream”) operations.

On September 1, 2021 the Company and White River entered into an agreement with several individuals to acquire working interests in the various leases in Concordia, LA for $53,500.

On August 16, 2021 the Company and Shamrock entered into an agreement with a privately-held limited liability company to acquire working interests in the Luling Prospect for $250,000.

On August 4, 2021, the Company’s common stock commenced trading on the Nasdaq Capital Market.

On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest damages which included $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. liable on three counts. For further disclosure on the Walmart litigation, see “Item 3 – Legal Proceedings.”

Recent Subsidiary Transactions

Prior to Agora’s sale of Trend Holdings on June 17, 2022, Trend Holdings held four subsidiaries including: Barrier Crest LLC, a Delaware limited liability company (“Barrier Crest”), and Trend Discovery Exploration LLC, a Texas limited liability company (“Trend Exploration”) and Trend Discovery Capital Management LLC, a Delaware limited liability company which were disposed of together with Trend Holdings as part of the sale. The purchaser is an entity formed by the investment manager of Trend Discovery LP and Trend Discovery SPV which issued Agora a three-year $4,250,000 secured note. Each of the Trend Holdings subsidiaries including Barrier Crest guaranteed the note and provided Agora with a first lien on its assets. An additional mutually agreed upon closing condition of the transaction was for Trend Exploration to assign its interest in oil and gas wells back to the White River entities and one-related party. See “Certain Relationships and Related Party Transactions.” In addition, prior to the sale Trend Holdings assigned Bitstream and one inactive entity to Agora.

Upon completion of these events, Agora is left with one active subsidiary, Bitstream. Further information about the foregoing transactions and the relationship among these entities and the parties can be found in “Certain Relationships And Related Party Transactions.”

Description of Business

Banner Midstream Corp

The Company entered the oil and gas industry following the previously disclosed acquisition of Banner in March 2020. Below are descriptions of the Company’s subsidiaries and operations through Banner.

White River and Shamrock

Through its indirect wholly-owned operating subsidiaries, White River and Shamrock, which are owned by Banner, the Company is engaged in oil and gas exploration, production, and drilling operations on over 30,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi. These subsidiaries are each engaged in oil and natural gas development, production, acquisition, and exploration activities principally in the above-referenced states. We may also expand our energy asset portfolio or engage in other energy-related strategic transactions as they arise, provided we have sufficient capital and market and regulatory conditions otherwise enable favorable to such transactions. Such transactions may serve a number of business objectives, including by seeking to expand our product and service offerings and/or to increase our geographic footprint.

We have acquired numerous oil and gas leases and oil and working interests in leases therein, as well as related personal property and equipment, beginning with our acquisition of Banner in March 2020. We also entered into a Participation Agreement with BlackBrush Oil & Gas, L.P. and GeoTerre, LLC, unrelated third parties, to conduct the drilling of wells in the Austin Chalk formation pursuant to which we have agreed to provide the capital investment of $5,746,941 (of which approximately $3,387,000 was expensed in fiscal year ended March 31, 2021 (“FY 2021”)) in the project in exchange for a majority working interest in and net revenue from the energy resources produced by the wells. Using proceeds from the recent preferred stock financing, Ecoark is commencing an extensive drilling plan which will include drilling projects at both shallow and deep levels across these oil and gas mineral leases.

A large portion of our Banner business is focused on developing and commercializing these holdings and transactions to produce and sell revenue-generating energy resources, particularly oil. Our exploration and drilling operations are principally focused on sand formations rather than shale formations, as the latter are very deep and involve horizontal drilling complexities that sand formations do not. One major advantage of our focus on sand formation is that the wells can be drilled vertically as opposed to the shale wells which are usually lateral. Examples of sand formations the Company operates on through Banner are the Frio Formation of the Texas Gulf Coast Basin which is located in Southern Texas, Louisiana and Mississippi and has a depth of 3,000 feet, and the Wilcox Formation in Texas and Louisiana, which has a depth of 9,000 feet. The Company also has oil and gas mineral leases covering deep levels below the aforementioned sand formations including, but not limited to, the Austin Chalk and Tuscaloosa Marine Shale formations.

The Company has continuous drilling requirements to drill or re-complete a well on its 9,615 Peabody Blackhawk lease every 270 days to keep the lease active. The Company drilled and completed a well in February 2022 on this oil and gas mineral lease and extended the lease to at least November 2022. See Note 23 to Item 8. “Financial Statement and Supplementary Data.”

Our oil and gas exploration, production and drilling operations constituted the second-largest source of revenue in FY 2022, behind our transportation services which are covered in the subsections describing Pinnacle Frac that immediately follow.

Pinnacle Frac

Through Pinnacle Frac, the Company provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Our transportation services entail using third party drivers who assist in transporting sand and related materials to customers’ locations for the customers’ hydraulic fracturing, or fracking. The logistics services Pinnacle Frac provides for its customers’ fracking and drilling enterprises, include the operation of a 24/7 dispatch service center based in Texas through which we dispatch the trucks for hauling frac sand and related equipment. Pinnacle Frac uses independent third party owner-operators of trucks to service its customers in their fracking operations by transporting materials, mainly frac sand. Our transportation and logistics services operations are primarily centered in the Southern United States, although we also occasionally service fracking operations in the Northeastern United States.

Pinnacle Frac uses a third party’s licensed software known as “Sandbox” to monitor and execute its transportation and logistics operations. Use of this service offers the following benefits for customers and other industry participants:

●	Reduced road traffic.

●	Reduced personnel on frac site.

●	Eliminate silica dust particles.

By operating a call center and using specialized licensed software to meet customers’ demand for timely delivery and movement of fracking materials, Pinnacle Frac facilitates customers’ fracking operations through the life cycle of the drilling process.

Hydraulic Fracturing

Hydraulic fracturing, or fracking, is a process that creates fractures extending from the well bore into the rock formation to enable natural gas or oil contained in the rock to move more easily from the rock pores to a production conduit, or an opening at the surface designed to allow for extraction of the energy resource. The hydraulic fracturing technique is used to enable the extraction of natural gas or oil from shale and other forms of “tight” rock, or in other words, impermeable rock formations that lock in oil and gas and make fossil fuel production difficult. The process entails blasting water, chemicals, and sand into these formations at pressures high enough to crack the rock in which the targeted resources is embedded, allowing the once-trapped gas and oil to flow to the surface.

Because the process is highly reliant on an ample supply of sand and other materials, Pinnacle Frac capitalizes on this demand by helping its customers timely supply the materials to the drilling site in sufficient quantities to complete the process. Our customers consist of oil and gas drilling to which we may be the prime contractor, and third party contractors assisting with another party’s drilling operation for which we serve as the subcontractor.

Due to concerns surrounding health, safety and environmental, or HSE, impacts of hydraulic fracturing, Pinnacle Frac takes an active role in assessing occupational risk and finding methods to better manage these issues. To further these efforts, we have implemented an HSE program which consists of the following key features aimed at avoiding, preventing, detecting and mitigating certain hazards that are inherent in operating as a participant in the hydraulic fracturing field:

●	Jobs Safety Analysis (JSA) Program

●	Near-Miss Reporting System

●	Accident Reporting System

All programs are designed with the purpose of mitigating the risk of future safety incidents, while also ensuring that when rare instances occur when a safety incident does occur, that the Company has a plan to address in a consistent, formal manner to ensure the utmost safety for its employees and contractors.

To enhance safety, each of our Pinnacle Frac employees and contractors are put through our safety program to meet the needs of our customers while maintaining adequate safety protocols. Through this system, workers gain knowledge of how to maintain optimum work conditions and be prepared for the variety of potential challenges that may arise.

We monitor performance under our HSE program throughout the year to evaluate our goals are being met, or address any concerns in this regard should they arise.

Agora Digital Holdings, Inc.

Following the Company’s sale of Trend Holdings sale, Agora’s only operating subsidiary, Bitstream, engages in the mining of Bitcoin. Bitstream is expected to be the focal point of Agora’s operations during the next 12 months. For this reason, and because of the substantial investments the Company has made in Bitstream (and Trend Holdings prior to the sale) through loans to Agora totaling $4,760,759 which are outstanding and mature in March 2023, set forth below is an overview of Bitstream’s developments, planned operations and the Bitcoin assets and industry in which it operates. The Company also expects to loan Agora up to $5 million from its recent $12 million private placement.

Bitstream

Bitstream was organized to be our Bitcoin mining subsidiary. Bitstream has entered into a series of agreements including procuring land to install Bitcoin mining equipment, arranging for a reliable and economical electric power source needed to efficiently mine Bitcoin, ordering miners, housing infrastructure and other infrastructure to mine Bitcoin and locating a third-party hosting service to operate the miners and the service’s more advanced miners. Agora has spent (and agreed to spend) between $12 - $14 million in connection with these agreements, not including future revenue sharing. Agora brought online entry level miners that began operating in early November 2021, with plans to obtain more productive Bitmain S19 Pro miners from the hosting service provider in the year ending March 31, 2023 if Agora can obtain the necessary capital.

Bitcoin Mining Industry and Operations

Distributed blockchain technology is a decentralized or distributed and encrypted ledger that is designed to offer a secure, efficient, verifiable, and permanent way of storing records and other information without the need for intermediaries. Bitcoin serves multiple purposes. It can serve as a medium of exchange, store of value or unit of account. Blockchain technologies are being evaluated for a multitude of industries due to the belief in their ability to have a significant impact in many areas of business, finance, information management, and governance. Bitcoin is a decentralized currency that enables near instantaneous transfers using peer-to-peer technology with no central authority. The online network hosts the public transaction ledger, known as the blockchain, and each Bitcoin is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing the blockchain. No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized public user base. Units of Bitcoin obtained from the blockchain can be converted to fiat currencies, such as the US dollar, at rates determined on various exchanges, such as Coinbase, Cumberland, Bitsquare, Bitstamp, and others. Bitcoin prices are quoted on various exchanges and fluctuate with extreme volatility. See “Risk Factors” at page 27.

We believe Bitcoin offers many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including acting as a fraud deterrent, immediate settlement; elimination of counterparty risk, no trusted intermediary requirement, lower transaction fees, and lack of a central authority such as a government or financial institution. However, Bitcoin may not provide all of the benefits it purports to offer.

As with many new and emerging technologies, there are potentially significant risks. Businesses (including Agora) which are seeking to develop, promote, adopt, transact or rely upon blockchain technologies and Bitcoin mining have a limited track record and operate within an untested new environment. These risks are not only related to the businesses we are pursuing, but the sector and industry, as well as the entirety of the concept behind blockchain and Bitcoin as value. Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play an important role in “mining,” which is the term for using the specialized computers in connection with the blockchain for the creation of new units of cryptocurrency. Due to regulatory uncertainty over other cryptocurrencies, we plan to mine only Bitcoin and to only expand to other cryptocurrencies, if at all, if we in consultation with legal counsel determine that such cryptocurrencies are not considered securities under the federal securities laws.

Presently, we face a period of regulatory uncertainty where the SEC led by its Chairman is seeking to expand its regulatory powers while Congress seems focused on other legislative initiatives. At the same, we believe the number of unregistered cryptocurrency offerings seems unabated despite SEC and other enforcement efforts. The result seems to be regulatory delays which have adversely affected Agora’s ability to complete its initial public offering. While the SEC Staff seems focused on striving to create accounting uniformity for Bitcoin mining companies, the slow pace has also affected the Company.

Bitstream’s business model entails operating modularized data centers, which are advanced computers referred to as “miners” capable of processing and solving blockchain algorithms. In exchange for solving the algorithm, the blockchain rewards the miner, and thereby the operator (Bitstream), a Bitcoin. Miners use electric power to mine Bitcoin by solving the algorithm at a certain processing rate, which can vary depending on the electricity deployed and the infrastructure used, as well as the quality of the miner computer used. The rate at which an algorithm is processed and solved and a Bitcoin is rewarded is referred to as the “hash rate.”

Bitstream plans to utilize the electric energy to power its energy intensive operations of Bitcoin mining. Additionally, if Texas experiences another power shortage during the winter or summer months from extreme weather conditions, Bitstream would be able to arbitrage power at favorable margins. Bitstream will do this by temporarily shutting down their Bitcoin mining operations and sell their purchased power back to the grid at favorable margins. In the winter of 2021, during the blackout, the price per kWh exceeded $10 at its peak imbalance, whereas Bitstream’s power cost is expected to be less than $0.03 per kWh.

Bitstream’s ability to generate revenue will be dependent on the price of Bitcoin. The prices of Bitcoin, have experienced substantial volatility, including fluctuation patterns which may reflect “bubble” type volatility, meaning that high or low prices at a given time may not be indicative of the current or future value of Bitcoin. The price of a Bitcoin may be subject to rapidly changing investor and market sentiment, and may be influenced by factors such as technology, regulatory developments and media coverage. Bitcoin prices have declined significantly in recent weeks creating a potential comparison to the dotcom bubble in 2000. See “Risk Factors.”

We have invested approximately $9 million in purchasing shares of common stock and advancing loans to Agora and agreed to invest an additional $5 million towards our Bitcoin mining operations in connection with multiple agreements with mining equipment sellers and service providers. These agreements consist of:

(a)	Agreement with a third party to assist in building a high-performance data center, which includes site acquisition, development and sourcing of electrical capacity of 12 MWs at a West Texas location;

(b)	The purchase of 20 acres of land in West Texas for $250,000, of which $125,000 was reimbursed to the Company, with an option to sell back this land to the sellers at $400 per acre upon cessation of the land being used as a data center;

(c)	The purchase of 5,000 used Canaan AvalonMiners 841 13 tera hash per second (“TH/s”) miners for $1,350,000 plus shipping costs, which have all been delivered to the West Texas data centers and are currently being operated by Bitstream;

(d)	Hosting agreement under which we have agreed to host third parties’ Bitmain Antminer S19 miners, which have higher hash rates than the used miners we deploy, at the Company’s site location, and we will receive 100% of the resulting revenue for mining production at up to the hash rate (TH/s) at which Bitmain has indicated that the miners will operate, and 65% of the mining production which exceeds that hash rate; and

(e)	Provided we can obtain the necessary capital, we may exercise our right under the hosting agreement to effect a “virtual swap” wherein we obtain the hosted miners in exchange for our provision to the hosted parties of new replacement miners that we pay for.

Agora Registration Statement

For a more complete description of Bitstream’s Bitcoin mining operations and other aspects of its business and operational plans and objectives, including the principal risks Agora (and through Agora, Ecoark) faces, please refer to the Agora Registration Statement, as most recently amended on April 26, 2022.

Zest Labs, Inc.

Through its wholly-owned subsidiary Zest, the Company has developed intellectual property that can offer freshness management solutions for fresh food growers, suppliers, processors, distributors, grocers and restaurants.

Its Zest Fresh solution is a cloud-based post-harvest shelf-life and freshness management solution that improves delivered freshness of produce and protein and reduces post-harvest losses at the retailer due to temperature handling and processing by 50% or more by intelligently matching customer freshness requirements with actual product freshness. The intellectual property focuses on four primary value propositions – operational efficiency, consistent food freshness, reduced waste, and improved food safety. Zest Fresh can empower workers with real-time analytic tools and alerts that improve efficiency while driving quality consistency through best practice adherence at a pallet level. Zest also developed a Zest Delivery solution that can provide real-time monitoring and control for prepared food delivery containers, helping delivery and dispatch personnel ensure the quality and safety of delivered food.

The Zest Fresh value proposition is designed to reduce fresh food loss by improving quality consistency. In the U.S. produce market, it is reported that roughly 30% of post-harvest fresh food is lost or wasted and therefore not consumed. Both fresh food producers and retailers bear significant expense when harvested food is either rejected due to early spoilage or reduced in value due to early ripening. Zest believes that a significant portion of this waste can be attributed to inconsistent quality or freshness based on variable post-harvest processing and handling. Fresh food producers and retailers manage food distribution and inventory based on the harvest date, with the assumption that all food harvested on the same day will have the same freshness. Zest has never been able to monetize Zest’s intellectual property and is the plaintiff in two lawsuits. See Item 3. “Legal Proceedings.” However, studies have shown that harvest conditions and post-harvest handling can have a significant effect on the actual remaining freshness and, if not properly accounted for, can result in food loss or spoilage ahead of expectations. Zest Fresh can permit fresh food producers and retailers to significantly reduce the post-harvest loss by providing real-time guidance to process adherence, intelligent distribution and best handling practices, with a goal of providing significant financial savings to fresh food producers and retailers.

Zest has developed the industry’s first freshness metric called the Zest Intelligent Pallet Routing Code (“ZIPR Code”). The ZIPR Code has three main components: (i) Harvest Quality which sets total freshness capacity (for example, 12 days for strawberries), (ii) Handling Impact which reflects aging acceleration due to improper handling, and (iii) Future Handling which accurately reflects how the product will be handled (for example, store shelf temperature may be 40 degrees Fahrenheit instead of the ideal 34 degrees Fahrenheit).

Zest Fresh is designed to be offered to fresh food producers, processors, distributors, restaurants and grocers with pricing based on the number of pallets managed by Zest Fresh, typically from the field harvest through retail grocery delivery. The Zest Fresh service includes a re-usable wireless Internet of Things (“IoT”) condition sensor that travels with the pallet of fresh food from the field or processor through retail delivery, continuously collecting product condition data. The collected pallet product data is analyzed, using artificial intelligence-based predictive analytics in real time by the Zest Fresh cloud-based solution, with the fresh food producers and retailers accessing data through Zest Fresh web and mobile applications. Zest Fresh provides workers with real-time feedback on the current handling or processing of each pallet, empowering best practice adherence to achieve maximum freshness. Zest Fresh also provides dynamic updates as to actual product freshness for each pallet, enabling intelligent routing and inventory management of each pallet in a manner that ensures optimum delivered freshness. Zest Fresh also includes integrated blockchain support to grower and shipper customers via the Zest Fresh platform.

Zest Labs’ Zest Delivery solution is designed to help to manage prepared food delivery from the restaurant through to the customer. Zest Delivery manages the delivery container environment, both monitoring and controlling the product condition. The value of Zest Delivery is to manage prepared meals in an ideal state for consumption, while accommodating extended pre-staging or delivery times. Extended pre-staging times are associated with “instant delivery” services of prepared meals, where the meals are often pre-staged in a delivery area ahead of demand. While pre-staging enables fast demand response time, it can result in prepared meals being staged for extended periods, which can potentially impact quality, value and safety. Zest Delivery can monitor and controls the delivery container environment to preserve the prepared meal in ideal, ready to consume condition. Zest Delivery can provide the dispatcher with real-time remote visibility to the condition of available meals and confirming quality prior to dispatch. Zest Delivery can provide automated, real-time visibility for a very distributed fleet of drivers, reflecting prepared meal food safety, quality and availability. Zest Delivery is designed to be offered to meal delivery companies based on the quantity of delivery containers and frequency of use.

Our ability to execute our strategy with respect to our freshness management solutions depends in part on the outcome of the litigation related to protection of our intellectual property rights. See “Item 3. Legal Proceedings” for more information.

Competition

The Company faces intense competition with respect to its products and services in all markets in which it operates.

In the oil and gas industry, we are producing and selling crude oil as a commodity so we compete against all producers including individual well owners through the major global and national oil companies. Many of these competitors possess greater financial, technical, human and other resources than we do and our financial resources are relatively limited when contrasted with those of many of these competitors.

Agora and its subsidiaries have significant competition from larger companies with greater assets and resources, and operate within a business environment which is constantly evolving. We face significant competition in every aspect of our Bitcoin mining business, including, but not limited to, the acquisition of new miners, the ability to raise capital, obtaining the lowest cost of electricity, obtaining access to energy sites with reliable sources of power, and evaluating new technology developments in the industry. Many of our competitors have substantially more financial resources, miners and employees.

Sales and Marketing

Through Banner and its subsidiaries, the Company sells and provides services to its customers via blanket master services agreements. Banner sells hydrocarbon to midstream energy resource providers.

The Company markets its technology products and services principally through direct sales efforts and the utilization of third-party agents.

Government Regulations

Set forth below is an overview of the government regulations we presently face or could face as a result of our current and planned operations. As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see “Risk Factors.”

Banner Midstream Corp.

Oil and gas production is regulated under a wide range of federal and state statutes, rules, orders and regulations. State and federal statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. The states in which we operate, Texas, Louisiana, and Mississippi (the “Territory”), have regulations governing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the regulation of spacing, and requirements for plugging and abandonment of wells. Also, states in the Territory impose a severance tax on production and sales of oil, and gas within its jurisdiction. Failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and gas industry are subject to the same regulatory requirements and restrictions that affect our operations. But large companies have sufficient human capital to deal with regulation in contrast to Banner.

Our exploration and production activities are subject to a variety of rules and regulations concerning drilling permits, location, spacing and density of wells, water discharge and disposal, prevention of waste, bonding requirements, surface use and restoration, public health and environmental protection and well plugging and abandonment. In addition, our operations must comply with rules governing the size of drilling and spacing units or proration units and the unitization or pooling of lands and leases. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states, such as Texas, rely primarily or exclusively on voluntary pooling of lands and leases. In states such as Texas where pooling is primarily or exclusively voluntary, it may be more difficult to form units and therefore to drill and develop our leases in circumstances where we do not own all of the leases in the proposed unit. These risks also exist in other states that have imposed limits on forced pooling. State laws may also prohibit or limit the venting or flaring of natural gas, which may impact rates of production of crude oil and natural gas from our wells. Leases covering state or federal lands often include additional laws, regulations and conditions which can limit the location, timing and number of wells we can drill and impose other requirements on our operations, all of which can increase our costs. The Company, however, only had an insignificant amount of oil and gas mineral leases on federal land owned by the Bureau of Land Management.

Federal regulation of oil and gas is also extensive. The recent spike in gasoline and other fuel costs is at least in part been driven by the Biden Administration’s efforts to reduce oil drilling and transition away from fossil fuels. Our transportation services are regulated by the U.S. Department of Transportation (“DOT”), the Federal Motor Carrier Safety Administration (“FMCSA”) and by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials and periodic financial reporting. The transportation industry is subject to possible other regulatory and legislative changes (such as the possibility of more stringent environmental, climate change, security and/or occupational safety and health regulations, limits on vehicle weight and size and a mandate to implement electronic logging devices) that may affect the economics of our transportation services by requiring changes in operating practices or by changing the demand for motor carrier services or the cost of providing truckload or other transportation or logistics services.

Agora

Although there was a period of regulatory uncertainty ending in 2018, we believe that the SEC will not claim that Bitcoin is a security and therefore that Bitcoin will not be subject to the SEC’s regulation. The SEC has been active in pursuing its regulation of other cryptocurrencies by filing lawsuits and, more recently, administratively against a cryptocurrency that tried to register under the Securities Exchange Act of 1934 (the “Exchange Act”). Further, the SEC’s new Chairman has given a number of speeches seeking firm regulatory authority over cryptocurrencies. Whether Congress will enact new legislation in this area is uncertain, although in June 2022, bipartisan legislation was introduced in the Senate. However, enhanced regulation may adversely affect our future Bitcoin mining and other cryptocurrency activities. Moreover, there is a risk that the SEC may seek a way to regulate Bitcoin as a security although our lawyers think the risk is not material. Very recently an opinion columnist for the Wall Street Journal implied he thought Bitcoin was a security.

Blockchain and Bitcoin are increasingly becoming subject to governmental regulation, both in the U.S. and internationally. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Other governmental or semi-governmental regulatory bodies have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency business. For instance, the Cyber-Digital Task Force of the U.S. Department of Justice (the “DOJ”) published a report entitled “Cryptocurrency: An Enforcement Framework” in October 2020. This report provides a comprehensive overview of the possible threats and enforcement challenges the DOJ views as associated with the use and prevalence of cryptocurrency, as well as the regulatory and investigatory means the DOJ has at its disposal to deal with these possible threats and challenges.

Presently, we do not believe any U.S. or state regulatory body has taken any action or position adverse to Bitcoin with respect to its production, sale, and use as a medium of exchange; however, future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability.

For example, in 2021 China banned Bitcoin mining. Additionally, lawmakers in New York recently approved legislation which would impose a two-year moratorium on certain cryptocurrency mining including Bitcoin. This action, while not causing a direct impact on our current operations due to lack of a presence there, may represent the beginning of similar regulatory obstacles that could prevent or impose material additional costs on our Bitcoin mining operations, particularly if such regulations arise in Texas where we currently mine Bitcoin. See “Risk Factors” at page 30 of this Report.

Environmental Compliance

Our operations through Banner and Agora are or may become subject to numerous laws and regulations relating to environmental protection and climate change. These laws and regulations change frequently, and the effect of these changes is often to impose additional costs or other restrictions on our operations. We cannot predict the occurrence, timing, nature or effect of these changes. We also operate under a number of environmental permits and authorizations. The issuing agencies may take the position that some or all of these permits and authorizations are subject to modification, suspension, or revocation under certain circumstances, but any such action would have to comply with applicable procedures and requirements.

While we are currently not experiencing any material expenses related to the environmental compliance, we may become subject to requirements of environmental or other related laws and regulations in the future, which may result from a number of causes, including potentially as a result of our new operations mining Bitcoin and/or due to new regulations being considered. Please review the Risk Factors in Item 1A of this Report and the paragraph that follows with regard to potential environmental and other compliance expenses.

On March 21, 2022, the SEC released proposed rule changes on climate-related disclosure. The proposed rule changes would require registrants including the Company to include certain climate-related disclosures in registration statements and periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. The required information about climate-related risks also would include disclosure of a registrant’s greenhouse gas emissions, information about climate-related targets and goals, and transition plan, if any, and requires extensive attestation requirements. The proposed new rules would also require companies to disclose multiple levels of climate impact, including primary direct impacts from the registrant’s own operations, as well as secondary and tertiary effects of the operations and uses by contractors that the registrant utilizes and end-users of the registrant’s products and/or services. If adopted as proposed, the rule changes will result in material additional compliance and reporting costs, including monitoring, collecting, analyzing and reporting the new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions. We expect that the rules will be adopted in large part at least, and our compliance costs will be material. However, following a June 2022 U.S. Supreme Court administrative decision, we expect a court challenge to any SEC Rule. We cannot predict the outcome of any challenge.

Intellectual Property

The Company through Zest, currently holds rights to 75 U.S. patents (with additional patents pending), numerous related foreign patents, and U.S. copyrights relating to certain aspects of its Zest software, hardware devices including RFID technology, software, and services. In addition, Zest has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services,” and the Zest, Zest Fresh and Zest Delivery logos, and numerous other trademarks and service marks. Many of Zest’s products have been designed to include licensed intellectual property obtained from third-parties. Laws and regulations related to wireless communications devices in the jurisdictions in which Zest seeks to operate, subject to the outcome of pending litigation and financing and, are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.

Seasonality

Our business experiences a certain level of seasonality due to our oil and gas exploration and transportation business. Demand for oil, is typically higher in the third and fourth quarters resulting in higher prices. But higher fuel costs may adversely affect the transportations business which accounted for approximately 72% of FY 2022 revenue. See the Risk Factors on page 18. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis. Seasonal weather conditions, including the annual flooding of coastal properties, and lease stipulations can limit drilling and producing activities and our trucking business. These seasonal anomalies can pose challenges for the drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations, thus, lowering the demand for trucking services. Also, the volatility of commodities prices and supply chain issues can potentially delay the receipt of critical parts and equipment needed during drilling projects which can both delay the project and add additional costs to the project.

Dependence on Major Customers

From time-to-time we have had and may continue to have customers generating 10 percent or more of the Company’s consolidated revenues, and loss of such customers could have a material adverse effect on the Company.

In the fiscal year ended March 31, 2022, in our continuing operations, five of our customers, all in the commodity segment, accounted for a total of 75% of our accounts receivable, and one customer accounted for 61% of our total revenues.

Human Capital Resources

As of the date of this Report, we have 50 full-time employees, 1 part-time employee and 109 owner-operator truck drivers.

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

We believe our relations with our employees and drivers are satisfactory.

Proposed Spin-Offs

Subject to completion of the Agora public offering and Nasdaq uplisting described above, the Company intends to issue a stock dividend through a pro rata distribution of Agora’s common stock to the Company’s common shareholders and holders of common stock equivalents. The Company plans to distribute 80% of the Agora common stock it holds to its shareholders as of a future record date to be determined upon completion of regulatory compliance. The Company plans to retain its remaining ownership in Agora on its balance sheet until a later date. As a result of the approval by the Board of Directors of the Company to divest Agora, the Company has accounted for this as a disposal other than by sale. Assets to be disposed of other than by sale should continue to be classified as held and used until they are disposed of.

Following the 80% stock dividend of Agora, Ecoark plans to also distribute its ownership of Banner, White River, Zest and the remaining Agora shares to its shareholders. At some point, Ecoark expects that BitNile or an affiliate will present a reverse merger candidate to it which will prevent Ecoark from becoming a shell or losing its Nasdaq listing. However, the parties have only engaged in very preliminary discussions. What the acquisition target will be and what the consideration will be has not been discussed. The Ecoark Board of Directors intends to obtain a valuation from a nationally recognized valuation firm and advice from investment bankers consistent with the exercise of their fiduciary duty.

To date, discussions between BitNile have centered upon Ecoark being able to spin-off to its shareholders each of our subsidiaries. Other than the initial spin-off of 80% of Agora within six months of Agora’s closing of its initial public offering, the timing of the remaining spin-offs as well as any acquisition of another business is uncertain. Our current plans are to expedite the spin-offs and complete them by June 2023. In order to avoid the harsh terms of the Warrant issued to the BitNile subsidiary, we expect that the spin-offs will occur on or before June 7, 2024. BitNile files reports with the SEC which investors are encouraged to review at www.SEC.gov/EDGAR, which reports are not incorporated herein by reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information appearing elsewhere in this Annual Report on Form 10-K before deciding to invest in our common stock. In addition, as to our new Agora operations, you should also review the additional risks disclosed in the Agora Registration Statement, most recently amended on April 26, 2022, under the heading “Risk Factors,” some of which are described and/or summarized below. The occurrence of any of the following risks could have a material adverse effect on our business, reputation, financial condition, results of operations and future growth prospects, as well as our ability to accomplish our strategic objectives. As a result, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and stock price.

Summary Risk Factors

Set forth below is a summary of some of the principal risks we face with respect to our business:

●	If we are unable to obtain stockholder approval for our recent financing transaction, it will impair our ability to spin-off all of our subsidiaries as planned, will result in significant dilution, could cause us to be delisted from Nasdaq, and may adversely affect our future business and results of operations;

●	We have incurred significant losses since inception, we may continue to incur losses and negative cash flows in the future;

●	We derive a significant portion of our revenue from a small number of customers, and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects;

●	The continued delay and/or any inability of Agora to close its initial public offering could materially adversely harm our business, including by causing Agora to be unable to repay the significant loans the Company has advanced and continues to advance to it;

●	Because of the recent decline in the price of Bitcoin, our loan to Agora and its business may be adversely affected;

●	We are subject to numerous risks and uncertainties in connection with our Bitcoin mining operations through Agora, including the potential for adverse regulatory action, difficulties establishing and growing our mining operations, disputes and litigation that has and may arise, the possibility that the Bitcoin we mine could decline in value or be lost or stolen, and volatile market conditions;

●	Due to our recent $12 million financing, we are subject to certain contractual obligations and restrictive covenants which may limit or prevent us from engaging in transactions or operating our business;

●	There is inherent uncertainty as to our future operating results due to our limited operating history in each segment, including our new Bitcoin mining segment that was only formed less than a year ago;

●	We may be required to recognize goodwill impairment charges, which could have a material adverse impact on our operating results;

●	We may be required to record significant non-cash impairment charges related to a reduction in the carrying value of our proved oil and gas properties;

●	Our future cash flows and results of operations, are highly dependent on our ability to efficiently develop our current oil reserves and economically find or acquire additional recoverable reserves;

●	Our future operating results are dependent on oil and gas prices that are highly volatile, and even if the current high oil prices continue, other aspects of our business such as transportation may be adversely affected, reducing or eliminating the potential benefits;

●	Future approval by the Securities and Exchange Commission (the “SEC”) of its climate change rules and continued focus on environmental, social and governance (“ESG”) regulation and sustainability initiatives, which would have the effect of reducing demand for fossil fuels and negatively impact our operating results, stock price and ability to access capital markets;

●	Potential future changes in the regulation of hydraulic fracturing could materially adversely affect our transportation business;

●	A potential inability to retain and attract qualified drivers, including owner-operators, subjects us to risks;

●	We are subject to the potential risk that the drivers who we rely upon in our transportation business will be classified as employees rather than independent contractors; and

●	The majority of our accounts receivable and revenues are derived from a very limited number of customers, and any loss of these customers or reduction in work orders from them would materially adversely affect us.

Risks Relating to Our Financial Condition

We had incurred net losses on an annual basis since our inception and may continue to experience losses and negative cash flow in the future.

As of July 1, 2022, we had cash (not including restricted cash) of approximately $8,013,181. We have not been profitable on an annual basis since inception and had previously incurred significant operating losses and negative cash flow from operations. We recorded a net loss of approximately $10,554,452 and $20,889,437 for the fiscal years ended March 31, 2022 and 2021. In FY 2022, our net loss was reduced by non-cash net gain of approximately $15.4 million from a change in the fair value of our warrant derivative liabilities due to the weakness of our stock price. FY 2022 also had non-cash charges of approximately $7.3 million. In the year ended March 31, 2021, we incurred non-cash charges of approximately $1.9 million from depreciation and amortization and approximately $18.5 million from the change in the fair value of our warrant derivative liabilities. Although we expect our revenues to increase from our energy business, we will likely continue to incur losses and experience negative cash flows from operations for the foreseeable future. If we cannot achieve positive cash flow from operations or net income, it may make it more difficult to raise capital based on our common stock on acceptable terms.

Because we may require additional capital and may need or desire to engage in strategic transactions in the future to fund our business objectives and support our growth, our inability to generate and obtain such capital or to enter into strategic transactions, including due to contractual limitations under the DPL Agreement and the Series A, could harm our business, operating results, financial condition and prospects.

Since the Banner acquisition on March 27, 2020, we have increased our operating expenses in supporting our underlying business and consummating acquisitions of oil and gas properties. We intend to continue to make substantial investments to fund our business and support our growth. Further, the recent financing subjects us to certain contractual obligations and restrictions that may hinder our ability to achieve our objectives in the future, including by imposing limitations or prohibitions on future capital raising efforts and on our ability to sell or acquire assets valued over specified thresholds.

Because of the new contractual restrictions, the delay in the Agora offering or for other reasons, we may not be able to obtain any additional financing or engage in strategic transactions to the extent needed or desired in the future on the terms favorable to us, or at all. If we are unable to obtain adequate financing or enter into strategic transactions on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely impacted. In addition, our inability to generate or obtain the financial resources needed may require us to delay, scale back, or eliminate some or all of our operations and business objectives and sell some of our assets.

Further, if we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity or debt securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

We cannot predict our future results because we have a limited operating history.

We acquired our oil and gas business on March 27, 2020, which currently accounts for almost all of our revenues. Our Bitcoin mining operations commenced in November 2021 and the revenues are not yet material. Given our limited operating history, it may be difficult to evaluate our future performance or prospects. You should consider the uncertainties that we may encounter as a company that should still be considered an early stage company. These uncertainties include:

●	the effect of the Biden Administrations’ attempts to eliminate fossil fuels;

●	the impact from the SEC’s climate change rules;

●	the price of oil;

●	Agora’s ability to complete its initial public offering and raise enough money;

●	our ability to recoup our loans to Agora;

●	our ability to market our services and products for a profit;

●	our ability to secure and retain key customers;

●	our ability to adapt to changing market conditions; and

●	our evolving business model.

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

Because we must periodically evaluate our goodwill for impairment, we could be required to recognize non-cash impairment charges in future periods which could have a material adverse impact on our operating results.

A considerable portion of our consolidated assets consists of goodwill. The Company recorded approximately $3.2 million of goodwill in connection with the Trend Holdings acquisition in May 2019, and approximately $7.0 million in connection with the Banner acquisition in March 2020. We assess goodwill for impairment annually during the fourth fiscal quarter and whenever facts or circumstances indicate that the carrying value of the Company’s goodwill may be impaired. Impairment analysis involves comparing the estimated fair value of a reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, we record an impairment charge. Determination of fair value requires considerable judgment and is sensitive to changes in underlying assumptions, estimates and market factors. Those assessments may be affected by (i) positive or negative reserve adjustments, (ii) results of drilling activities, (iii) management’s outlook for commodity prices and costs and expenses, (iv) changes in our market capitalization, (v) changes in our weighted average cost of capital and (vi) changes in income taxes. If we are required to recognize noncash charges related to impairment of goodwill, our results of operations would be materially and adversely affected.

We derive a significant portion of our revenue from a small number of customers, and the loss of one of these customers, or a reduction in their demand for our services, could adversely affect our business, financial condition, results of operations and prospects.

Our customer base is highly concentrated, with 75% of our accounts receivable derived from five customers and 61% of our revenue derived from a single customer in FY 2022. A limited number of customers are expected to continue to comprise a substantial portion of our revenue for the foreseeable future. Because of the concentration of our revenue and accounts receivable among a small number of customers, the loss of one or more of our major customers could have a material adverse effect on our results of operations. The revenue derived from our transportation business is factored non-recourse, so the Company has less exposure to payment defaults and more exposure to a future loss of revenue in the event a significant customer is lost. The revenue derived from our oil and gas business is from large midstream customers with a lower risk of insolvency or bankruptcy at today’s commodities prices, because we do not maintain any reserves for payment defaults, a default or delay in payment on a significant scale could adversely affect our business, financial condition, results of operations and prospects. We could lose business from a significant customer for a variety of reasons, including:

●	the consolidation, merger or acquisition of an existing customer, resulting in a change in procurement strategies employed by the surviving entity that could reduce the amount of work we receive;

●	our performance on individual contracts or relationships with one or more significant customers could become impaired due to another reason, including the actions of employees and independent contractors, which may cause us to lose future business with such customers and, as a result, our ability to generate income would be adversely impacted;

●	key customers could slow or stop spending on initiatives related to projects we are performing for them due to increased difficulty in the markets as a result of economic downturns or other reasons; and

●	technological changes or other unanticipated developments in the oil and gas and transportation and logistics industries or other markets could adversely affect our customers and thereby harm our ability to generate revenue.

Since many of our customer contracts allow our customers to terminate the contract without cause and on relatively short notice, any such termination could impair our business, financial condition, results of operations and prospects.

If we are unable to obtain stockholder approval for our recent transaction with DPL, it will impair our ability to spin-off all of our subsidiaries and may adversely affect our future business and results of operations.

We have publicly disclosed our intent to spin-off 80% of our ownership of Agora to our stockholders within six months of the closing of Agora’s initial public offering. On June 8, 2022, we entered into the DPL Agreement with DPL pursuant to which DPL paid $12 million in exchange for issuing DPL 102,881 shares of our common stock as “Commitment Shares”, the Series A convertible into common stock at $2.10 per share or 5,714,286 shares of common stock, and a Warrant to acquire 49% of our common stock (which includes the Commitment Shares and the shares issuable upon conversion of the Series A). We may issue DPL up to 5,246,456 shares of common stock without stockholder approval under Nasdaq Rules. Thus, we may not issue 570,711 shares upon conversion of the Series A or any shares upon exercise of the Warrant until we receive stockholder approval. Under Nasdaq Rules, DPL may not vote on the proposal. In addition, to avoid tracing of the shares underlying the Series A, DPL may not convert the Series A until after the record date for stockholders eligible to vote at a meeting in order to approve the share issuances.

Further, the Warrant will not vest or be exercisable for two years. One of the other conditions of the Warrant vesting and becoming exercisable is for us to spin-off all of our remaining subsidiaries to our stockholders. Under Nevada law, we believe that our stockholders may also have to approve our spin-off of our Common Stock of our oil and gas subsidiary, Banner, if that involves the “sale of all or substantially all” of our assets. Our planned spin-offs are also based upon an expectation that BitNile or an affiliate will sell a business or assets to us in exchange for more common stock or other securities. This will result in a change of control and if BitNile or an affiliate acquires more than 50% of our common stock will also require Nasdaq approval. We cannot assure you we will receive stockholder approval for the transactions contemplated by the Agreement or the subsequent transaction and change of control or that Nasdaq will approve them in the present form. See “June 2022 Private Placement” on page 60.

Although the DPL Agreement and contemplated transactions including the spin-offs of our assets will result in both a change of control and fundamental change in our business, investors have no information concerning the nature of our future business.

Both the DPL Agreement and our discussions with DPL and its parent company, BitNile, are premised upon our need for capital and our plan to distribute all of our operating assets to our stockholders as dividends. Assuming we can obtain stockholder approval, we expect to acquire an operating business at the time of our final spin-off. We do not have any information concerning any such acquisition so purchasers of our common stock have no ability to determine the nature of such business, its financial condition, its management or other material information. Unless we seek stockholder approval from these acquisitions, our stockholders will need to rely upon our Board of Directors to approve this acquisition. While we expect that the future Board of Directors and management may include DPL designees or affiliates, it is possible it may not. DPL has the right to designate one director initially.

Risks Relating to Our Oil and Gas Exploration, Production and Transportation and Logistics Services Operations

We have significant ongoing capital requirements that could affect our operations if we are unable to generate sufficient cash from operations or obtain financing on favorable terms.

The Company has announced that it will commence a drilling plan to extract oil reserves across its 30,000 acres of shallow and deep drilling rights. The Company recently bought a deep drilling rig to vertically integrate its operations. with historically high oil prices, ancillary services related to drilling and producing oil wells have risen significantly.

We expect to pay for projected capital expenditures related to drilling additional oil wells with cash flows from operations or the proceeds from equity sales, including the recent DPL financing. If we were unable to generate sufficient cash from operations, we would need to seek alternative sources of capital, including financing, to meet our capital requirements. To the extent that our working capital is insufficient, we may have to scale back operations including our drilling activity.

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

Since he took office in January 2021, President Biden has signed a series of executive orders seeking to adopt new regulations to address climate change and to suspend, revise, or rescind certain prior agency actions which were part of the Trump Administration’s de-regulatory push, including oil drilling. The Biden Administration is expected to continue to aggressively seek to regulate the energy industry and has stated its goal to eliminate fossil fuels. The new executive orders include, among other things, orders requiring a review of current federal lands leasing and permitting practices, as well as a temporary halt of new leasing of federal lands and offshore waters available for oil and gas exploration, directing federal agencies to eliminate subsidies for fossil fuels, and to develop a plan to improve climate-related disclosures.

In January 2021, President Biden also issued an executive order calling for methane emissions regulations to be reviewed and for the United States Environmental Protection Agency (the “EPA”) to establish new standards by September 2021. This resulted in the EPA finalizing what it refers to as “the most ambitious federal greenhouse gas emissions standards for passenger cars and light trucks ever” in December 2021. The EPA has also adopted regulations under existing provisions of the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (the “PSD”), construction and Title V operating permit reviews for certain large stationary sources.  Facilities required to obtain PSD permits for their greenhouse gas emissions also will be required to meet “best available control technology” standards that will be established on a case-by-case basis.  The EPA also has adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore natural gas and oil production sources in the United States on an annual basis, which include certain of our operations.

In November 2021 the EPA released new proposed methane rules which would impose regulations on methane release at existing wells nationwide. These new rules, among other things, would implement a comprehensive monitoring program to require companies to find and fix leaks. Additionally, the new rules would require well operators to place gas that is produced in a pipeline to be sold when possible to prevent wasting the gas, which could force us or well operators on which we rely to sell the gas at lower prices and thereby reduce our revenues. As with most regulations, smaller participants like us will face more burdens due to the compliance and other costs and the limited revenue to absorb such costs. The EPA is expected to issue a supplemental proposal in 2022 in the hopes of identifying additional regulatory means of reducing methane and other emissions, and has indicated an intention to adopt final rules before the end of calendar year 2022.

While a recent U.S. Supreme Court case imposed limitations on the EPA’s authority under the Clean Air Act, including by holding that the EPA’s attempted energy generation shifting entailed an overly broad interpretation of the statute’s delegation of authority, if the EPA adopts the above or other regulations and such regulations are held to be valid, the resulting new regulatory framework could impose additional restrictions and costs on our operations which could materially adversely affect our business. The regulations at issue in the recent case pertained to an attempt to shift a portion of U.S. energy production from coal to natural gas by an enumerated percentage by 2030.

Although Congress from time to time has considered legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation to reduce greenhouse gas emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of states, including states in which we operate, have enacted or passed measures to track and reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and regional greenhouse gas cap-and-trade programs.  Most of these cap-and-trade programs require major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall greenhouse gas emission reduction goal is achieved. These reductions may cause the cost of allowances to escalate significantly over time. We will be further subject to other regulatory efforts such as California’s announced goal of eliminating the sale of vehicles which use gas by 2035. Automobile manufacturers are beginning to announce that they will only manufacture electric vehicles in the future. President Biden has also stated that the recent retail price rise in the price of gasoline was part of a plant to transition to electric vehicles.

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

Because we expect the SEC will adopt most, if not all of its proposed climate rules, as a small producer and transporter, the compliance costs may adversely affect our future results of operating and financial condition.

On March 21, 2022, the SEC released proposed rule changes that would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring filers to quantify and disclose direct emissions data, the new rules would also require disclosure of climate impact arising from the operations and uses by the filer’s business partners and contractors and end-users of the filer’s products and/or services. If adopted as proposed, the rule changes would result in Ecoark Holdings incurring material additional compliance and reporting costs, including monitoring, collecting, analyzing and reporting the new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions. Such costs are likely to materially and adversely affect our future results of operations and financial condition. We expect the rule will be adopted in October 2022 and effective beginning at some point after that date. We cannot predict the outcome of litigation which we expect will challenge any new climate change rules.

If Congress enacts the proposed price gouging bill, it could have a material adverse effect on our oil and gas operations and the Company.

Senator Elizabeth Warren and others have introduced legislation aimed at rising gasoline and other prices and would empower the Federal Trade Commission (“FTC”) to investigate and penalize companies with “unconscionably excessive price increases.” The proposed legislation does not define what this phrase means so it will permit the FTC to define it. While we cannot predict whether the legislation will pass, the Congress has Democratic majorities (with the vice president breaking a tie in the Senate) and a Democratic President so there is a likelihood that it will pass. If it does, the FTC will enact Rules although it is possible it may enact an emergency Rule like other regulatory agencies have recently done. Any such legislation will likely affect gasoline prices especially in an election year. We believe price controls will have a material adverse effect on Banner, our oil and gas drilling subsidiary and the Company.

Because of a number of factors, the recent spike in the retail price of gasoline has made our White River oil drilling business attractive but this spike may be adversely affected at a future date by the political pressures to eliminate the reliance on fossil fuels.

Between inflation, supply change shortages and the war in Ukraine, among other factors, the price of oil has spiked in the past six months with peak oil prices over $125 per barrel of oil in March 2022. At some point, the regulatory factors facing fossil fuels and the drilling for oil as well as a recession may make oil drilling financially unattractive. In that event, our results of operations will be materially and adversely affected.

As the price of oil increases, it may indirectly adversely affect the costs of our transportation business if the owner-operators of trucks we utilize pass on some or all of the higher costs incurred by them to us.

While the high prices of oil aids our White River businesses, it has the potential to have an adverse effect on our transportation business, to the extent the owner-operators of trucks we hire to transport fracking materials pass on the higher costs they incur based on the increased price of oil including diesel fuel to us via higher prices for their services. Such a development, in isolation or in combination with other price-driving factors such as the recent truck-driving shortages, could materially increase our operational expenses and increase net losses or reduce our ability to become profitable.

Federal, state, and local legislative and regulatory initiatives in the United States relating to hydraulic fracturing or fracking could result in decreased demand for our transportation services, which would have a material adverse effect on our results of operations, cash flows and financial condition.

Although Banner does not rely on hydraulic fracturing or fracking techniques in our exploration and production operations, our transportation business, which accounted for approximately 72% of our operating revenue in FY 2022, depends to a considerable extent on a continued use of such techniques. We expect to continue to derive a substantial portion of our revenue from Banner’s transportation operations for the future until we spin-off that business.

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

Competition in the oil and natural gas industry is intense, making it more difficult for us to market the oil and gas we produce, to acquire interests in new leases, and to secure trained personnel and appropriate services.

White River is a relatively small participant in its industry and we face significant competition from major energy companies with substantial financial, management, technical and other resources as well as large and other privately held businesses which have competitive advantages. Our cost of operations is highly dependent on third-party services, and competition for these services can be significant, especially in times when commodity prices are rising.  Similarly, we compete for trained, qualified personnel, and in times of lower prices for oil, we and other companies with similar production profiles may not be able to attract and retain this talent.  Conversely, many of our competitors have more vertically integrated oil and gas operations that in many cases enable them to both explore and drill wider geographic areas with a greater likelihood of success and/or complete the exploration, drilling, distribution and sale processes at lower costs while also offering related services to third parties.

Our ability to acquire and develop reserves in the future, and maintain and grow our customer base for offering transportation and logistics services to other industry participants will depend on our ability to evaluate and select suitable properties and assets and to consummate transactions in a highly competitive environment for acquiring such properties and assets, marketing oil and gas, securing and compensating trained personnel and meeting demand for our products and services.  Also, there is substantial competition for capital available for investment in the oil and gas industry.  Our competitors may be able to pay more for personnel, property and services and to attract capital at lower rates.  This may become more likely if prices for natural gas increase faster than prices for oil, as oil comprises a greater percentage of our overall production and transportation business. Because of our small size, we may be more affected than larger competitors. Further, the current inflation will affect us more that many well capitalized competitors.

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

Operating levels of the oil industry have historically been lower in the winter months because of adverse weather conditions. Accordingly, our revenue generally follows a seasonal pattern. Revenue can also be affected by other adverse weather conditions, holidays and the number of business days during a given period because revenue is directly related to the available working days. From time-to-time, we may also suffer short-term impacts from severe weather and similar events, such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes, and explosions that could harm our results of operations or make our results of operations more volatile.

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

The Company currently owns one deep drilling rig which can reach vertical depths of up to 20,000 feet, and 3 workover rigs. The Company, however, does not currently own a drilling rig capable of drilling deep lateral wells in formations on our oil and gas mineral lease properties such as the Tuscaloosa Marine Shale (“TMS”). When the prices of crude oil increase, or the demand for equipment and services is greater than the supply in certain areas, we could encounter an increase in the cost of securing a deep drilling rig capable of performing lateral drilling projects in the TMS. In addition, larger producers may be more likely to secure access to such equipment by offering more lucrative terms. If we are unable to acquire access to such resources, or can obtain access only at higher prices, our ability to convert our reserves into cash flow could be delayed and the cost of producing those reserves could increase significantly, which would adversely affect our results of operations and financial condition.

Because oil prices are highly volatile, any sustained decline in oil prices could adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments.

Our future revenues from exploration and production operations, cash flows, and carrying value of our oil and gas properties will depend on oil prices. Commodity prices, including oil, are highly volatile and may fluctuate widely in response to relatively minor changes in supply and demand and market uncertainty. Additional factors which may affect oil prices and which are beyond our control include but are not limited to, the following factors:

●	worldwide and regional economic conditions impacting the global supply of and demand for oil, including the impact of the Russian invasion of Ukraine and inflation;

●	the price and quantity of foreign imports of oil;

●	consumer and business demand;

●	geopolitical and economic conditions in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;

●	actions of the Organization of the Petroleum Exporting Countries, its members and other state-controlled oil companies relating to oil price and production controls;

●	the level of global exploration, development and production;

●	the level of global inventories;

●	prevailing prices on local price indexes in the area in which we operate;

●	the proximity, capacity, cost and availability of gathering and transportation facilities;

●	localized and global supply and demand fundamentals and transportation availability;

●	the cost of exploring for, developing, producing and transporting reserves;

●	weather conditions and other natural disasters;

●	technological advances affecting energy consumption;

●	the price and availability of alternative fuels;

●	government regulations, such as regulation of natural gas transportation and price controls;

●	U.S. federal, state and local and non-U.S. governmental regulation and taxes; and

●	market perceptions of future prices, whether due to the foregoing factors or others.

Currently, oil prices are higher than they have been in prior years, although there can be no certainty as to if, when and to what extent they may decline in the future. Further, while higher oil prices generally provide benefits to our drilling operations to the extent we have productive wells during the high price periods, they also pose increased costs to drilling additional wells.

In the same vein, while lower oil prices are helpful to our transportation business since it reduces our costs, it has an inverse effect on our exploration and production business. Lower oil prices may reduce our cash flows and borrowing ability. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits.

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

Fuel conservation measures, future legislation and regulation increasing consumer demand for alternatives to oil, and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil. For example, the Biden Administration issued an executive order banning the federal government’s purchase of new gas vehicles by 2035, although executive orders are subject to change. Additionally, private companies have increasingly pledged to reduce carbon emissions caused by the use of gas vehicles, such as General Motors which in January 2021 announced its plan to sell only zero-emission vehicles by 2035. The impact of the changing demand for oil may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Even if we enter all necessary agreements with key customers in the oil industry and procure enough drivers to satisfy the demand for transportation services in the market, our future revenue will depend upon the size of the markets which we target and our ability to achieve continuous and sufficient market acceptance, and such factors as pricing, reimbursement from third-party payors and adequate market share for our services at the target markets.

We anticipate that the Banner expenses will increase substantially if and as they:

●	expand their portfolio of oil leases;

●	expand the scope of our operations in the Territory;

●	establish a supply-demand chain and a respective trucking infrastructure to commercialize our market opportunities;

●	acquire existing businesses and revitalize their operations with the Company’s framework;

●	seek to attract and retain skilled personnel; and

●	create additional infrastructure to support our operations as a public company and plan future commercialization efforts.

Because we have limited experience operating our oil and gas exploration and transportation businesses, our failure to effectively manage the risks and challenges inherent in such businesses could adversely affect our business, operating results, financial condition and growth prospects.

Until we acquired Banner on March 27, 2020, we had no experience in operating its oil and gas businesses. Through Jay Puchir, Banner’s Chief Executive Officer who also serves as our Chief Financial Officer, continues to run the oil and gas businesses following the Banner Midstream acquisition, we have limited experience operating these businesses, and, as a result, may encounter challenges and risks inherent in operating such businesses. If we fail to effectively manage the risks and challenges inherent in such businesses, our operating results and financial condition would be materially and adversely affected.

Our transportation business is affected by industry-wide economic factors that are largely outside our control.

The majority of our revenue is from operations in the oil exploration and production industry, both from our own energy resource production efforts and to a larger extent through providing services to customers engaged in similar endeavors. As such, our volumes are largely dependent on the economy and our results may be more susceptible to trends in unemployment and how it affects oil prices than carriers that do not have this focus. We believe that some of the most significant factors beyond our control that may negatively impact our operating results are economic changes that affect supply and demand in transportation markets. In recent months, the economy has been bombarded with unique challenges, including supply chain shortages, inflation and Federal Reserve interest rate increases in response, stock market volatility and recession fears.

The risks associated with these factors are heightened when the United States economy is weakened. Recently, many Chief Executive Officers of large companies believe our economy is entering a recessionary period. If the U.S. economy enters a recession, among other potential adverse consequences, demand for our products and services and customer and consumer spending patterns will diminish in a manner and possibly to an extent that is materially adverse to our business. Some of the other principal risks during such times are as follows:

●	low overall demand levels, which may impair our asset utilization;

●	customers with credit issues and cash flow problems we are not currently aware of;

●	customers bidding out our services or selecting competitors that offer lower rates, in an attempt to lower their costs, forcing us to lower our rates or lose revenue; and

●	more unbilled miles incurred to obtain loads.

Economic conditions that decrease shipping demand or increase the supply of capacity in the trucking transportation industry can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. Declining freight levels and rates, a prolonged recession or general economic instability could result in declines in our results of operations, which declines may be material.

We also are subject to cost increases outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, fuel and energy prices, driver wages, taxes and interest rates, tolls, license and registration fees, insurance premiums, regulations, revenue equipment and related maintenance costs and healthcare and other benefits for our associates. We cannot predict whether, or in what form, any such cost increase or event could occur. Any such cost increase or event could materially and adversely affect our results of operations.

In addition, events outside our control, such as strikes or other work stoppages at our facilities or at customers, shipping locations, ports, distribution facilities, weather, or terrorist attacks, could lead to reduced economic demand, reduced availability of credit or temporary closing of shipping locations. Such events or enhanced security measures in connection with such events could impair our operations and result in higher operating costs.

Fluctuations in the price or availability of fuel, the volume and terms of diesel fuel purchase commitments and surcharge collection may increase our costs related to our transportation operations, which could materially and adversely affect our margins.

Fuel represents a significant expense for our transportation business while the sale of oil provides revenues for our business. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, inflation and the depreciation of the dollar against other currencies and weather, such as hurricanes, tornadoes and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand in developing countries and could be adversely impacted by diminished drilling activity and by the use of crude oil and oil reserves for other purposes. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because Banner’s transportation operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages or supply disruptions could materially and adversely affect our operating results and financial condition.

Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on our operations and profitability. In recent months, fuel prices have soared to the highest levels in history, increasing our operating costs. While the majority of our fuel costs are covered by pass-through provisions in customer contracts and compensatory fuel surcharge programs, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with unbilled miles, or the time when our engines are idling. Because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising, leading to fluctuations in our levels of reimbursement. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies. In addition, the terms of each customer’s fuel surcharge agreement vary, and customers may seek to modify the terms of their fuel surcharge agreements to minimize recoverability for fuel price increases. Such fuel surcharges may not be maintained indefinitely or may not be sufficiently effective. As of the date of this Report, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations. As our oil production levels increase, and if oil prices remain at historically high levels, we will explore entering into derivative contracts to hedge the price of oil.

If we fail to retain owner-operators, it could materially adversely affect our results of operations and financial condition.

In our transportation operations, we rely on the fleet of vehicles owned and operated by independent contractors. These independent contractors are responsible for maintaining and operating their own equipment and paying their own fuel, insurance, licenses and other operating costs. Due to high turnover rates, the pool of qualified independent contractor drivers is often limited, which increases competition for their services, especially during times of increased economic activity. We currently face and may in the future continue to face from time-to-time, difficulty in attracting and retaining sufficient number of qualified independent contractor drivers. Additionally, our agreements with independent contractor drivers are terminable by either party without penalty and upon short notice. Our specialty equipment services targeting servicing oil exploration and oil development industries require special training to handle unique operating requirements. We may be legally obligated or otherwise subjected by the industry standards to use physical function tests and hair follicle and urine testing to screen and test all driver applicants, which we believe is a rigorous standard and could decrease the pool of qualified applicants available to us. If we are unable to retain our existing independent contractor drivers or recruit new qualified independent contractor drivers, our business and results of operations could be materially and adversely affected.

The rates we offer our independent contractor drivers are subject to market conditions. Accordingly, we may be required to increase owner-operator compensation or take other measures to retain existing and attract new qualified independent contractor drivers. If we are unable to continue to attract and retain a sufficient number of independent contractor drivers, we could be in a position where we would have to turn down customer requests to deliver loads of freight or frac sand which would in turn have a material adverse effect on our operating results and financial condition.

If owner-operators and drivers that we rely upon in our transportation business were to be classified as employees instead of independent contractors, our business would be materially and adversely affected.

State Regulation

A number of companies in the logistics industry have been faced with legislation or regulation that requires that many independent contractors be treated as employees and receive benefits only available to employees which increases costs. Moreover, states have also adopted provisions for severe fines and stop-work orders for employers that misclassify employees as independent contractor. To date, this legislation and regulation has been limited to, or considered in, states where we do not operate, such as California, New Jersey, and Virginia.

Some companies recently involved in lawsuits, including class actions, and state tax and other administrative proceedings that claim that owner-operators or their drivers should be treated as employees, rather than independent contractors. These lawsuits and proceedings involve substantial monetary damages (including claims for unpaid wages, overtime, and failure to provide meal and rest periods, unreimbursed business expenses and other items), injunctive relief, or both. While we believe that owner-operators and their drivers are properly classified as independent contractors rather than as employees, if their independent contractor status is challenged, we may not be successful in defending against such challenges in some or all jurisdictions in which we offer transportation services.

Federal Regulation

We also may encounter risk if the Department of Labor (“DOL”) or the National Labor Relations Board (“NLRB”) were to pass rules expanding the definition of an employee, this could occur under the Biden administration.

On June 3, 2022, DOL announced that it is developing a proposed rule on determining employee or independent contractor status under the Fair Labor Standards Act. DOL anticipates submitting a draft Notice of Proposed Rulemaking for interagency review in the summer of 2022.

On December 27, 2021, the NLRB invited parties to submit briefs addressing whether NLRB should reconsider its standard for determining the independent contractor status of workers under the National Labor Relations Act (“NLRA”). If the NLRB adopts a more expansive standard for determining who qualifies as an employee, the number of individuals who may unionize or bring unfair labor practices charges under the NLRA would likely increase.

Conclusion

Because of the Biden administration’s regulatory push, we expect DOL will enact a rule narrowly defining independent contractors which will adversely affect Banner’s transportation business and increase its costs. If NLRB passes a rule expanding the definition of an employee, or a court or an administrative agency determines that owner-operators and their drivers must be classified as employees rather than independent contractors, we could become subject to additional regulatory requirements, including but not limited to tax, wages, and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); employee benefits, social security, workers’ compensation and unemployment; discrimination, harassment, and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining, and other concerted activity; and other laws and regulations applicable to employers and employees. Compliance with such laws and regulations would require us to incur significant additional expenses, potentially including without limitation, expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes, and penalties. Additionally, any such reclassification would require us to change our business model, and consequently have an adverse effect on our business and financial condition. Expansion of state legislation that broadly defines an employee into states where we operate could also have a material adverse effect on Banner.

Similar to many companies, we have experienced a spike in our insurance costs, which could have a material adverse effect on our operating results.

Insurance premiums have recently escalated, and we are facing a similar increase in our insurance costs. Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure or maintain a high deductible for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims, as well as associated health insurance. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses, incurred but not reported claims and other uncertainties can cause unfavorable differences between actual claim costs and our reserve estimates. We plan to reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

We maintain insurance with licensed insurance carriers above the amounts which we retain. Although we believe our general liability and related insurance limits should be sufficient to cover reasonably expected claims, the amount of one or more claims could exceed our coverage limits. If any claim were to exceed our coverage, we would be required to bear the excess, in addition to our other self-insured/retained amounts. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention or deductible when our policies are renewed or replaced. Our operating results and financial condition could be materially and adversely affected if (i) cost per claim, premiums, or the number of claims significantly exceed our estimates, (ii) there is one or more claims in excess of our coverage limits, (iii) our insurance carriers refuse to pay our insurance claims or (iv) we experience a claim for which coverage is not provided.

Risks Relating to Agora and Its Bitcoin Mining Business

If the Agora Registration Statement is not declared effective by the SEC and the proposed underwritten public offering is not consummated, it could adversely impact the repayment of certain indebtedness that we extended to Agora and may materially adversely impact our future results of operations.

The Agora Registration Statement has undergone a series of amendments since its initial filing in October 2021 and has not yet been declared effective by the SEC. In addition, in connection with Agora public offering, Agora has applied for its common stock and warrants to be listed on Nasdaq.

On November 13, 2021, Agora issued the Company, a $7.5 million term note with 10% per annum interest. From the DPL $12 million Series A offering, we disclosed we would loan up to $5 million to Agora. As of June 30, 2022, the principal balance of $5,614,367 is outstanding pursuant to the $7.5 million line of credit. Agora will be required to repay any sums it borrowed on March 31, 2023, with accrued interest. While Agora plans to repay the loan with cash flow from operations, it may not be able to generate positive cash flow and may be required to use the proceeds from the planned underwritten public offering. The Agora Registration Statement has been amended eight times and at least one more amendment is required. The SEC Staff comments for the last four amendments have been limited to accounting comments and seem focused on creating uniformity among Bitcoin miners including the many publicly-held competitors that have not been as carefully reviewed and whose accounting Agora tried to emulate. Agora is continuing to communicate with the SEC Staff and cannot predict when it will file the next amendment (which requires the audit for the year ended March 31, 2022) and how the ongoing review will be resolved.

Because of the recent collapse in the price of Bitcoin and the weakness in the stock market, we are uncertain whether Agora can complete its initial public offering or, if it can, how much money it can raise or how dilutive it will be to its stockholders including the Company which owns over 90% of outstanding shares. If the underwritten public offering is not consummated, Agora may not have the ability to repay this loan which would adversely affect our financial condition.

Because of the recent decline in the cryptocurrency markets in general and in the price of Bitcoin specifically, our loan to Agora and its business may be adversely affected.

Agora’s principal business is focused on Bitcoin mining. Its planned initial public offering is seeking to raise capital to purchase Bitcoin miners and accelerate its presence in this sector. To date, Agora has engaged in limited mining with less effective miners. The price of Bitcoin has been volatile and recently it has traded at its lowest level in the last year. On May 16, 2021, Bitcoin traded at approximately $46,750. It fell to approximately $29,796 on July 20, 2021, rose to approximately $69,000 on November 9, 2021 and fell to a low of approximately $17,614 on June 20, 2022. While lower prices may reduce the prices for high speed miners, the low prices may make the Bitcoin mining business unattractive and unprofitable. To the extent that recent low prices adversely affect Agora’s ability to complete its initial public offering or reduce its gross proceeds, it could either prevent us from receiving payment of our loan to Agora or adversely affect our future business and financial condition.

Agora lacks an operating history in the Bitcoin mining space, and its new business is subject to a number of significant risks and uncertainties which affect its future viability.

As of June 30, 2022, Agora has invested approximately $9 million and agreed to invest up to $5 million additionally towards the development of its new Bitcoin mining business. That business, Bitstream, has been formed and entered agreements and arrangements for equipment and services but has only recently commenced Bitcoin mining operations. In order to proceed, Agora is installing miners and mining infrastructure at its first mining facility in Texas, and needs to enter into a long-term contract to purchase electric power from the power grid in Texas and use the power to mine Bitcoin as well as take advantage of future power shortages such as the one that affected Texas in the winter of 2021 and may be beginning to occur in Texas in June 2022. Among the risks and uncertainties are:

●	Agora is currently in discussions with a number of key players in this industry, but has not yet executed any definitive agreements to purchase the power needed from the retail power provider, and if it is able to enter into an agreement for the power, the terms may not be as attractive as it currently expects, which may threaten the profitability of this venture;

●	If Agora is unable to enter into a definitive agreement with the power broker, the $2,422,500 Agora paid the power broker will be forfeited and Agora will lack a source of affordable power. This may materially and adversely affect Agora’s ability to operate its Bitcoin mining business and its financial condition;

●	Agora purchased and received delivery of 5,000 Canaan AvalonMiner 841 miners, of which 550 are currently being operated in West Texas. On November 6, 2021, Agora commenced Bitcoin mining on a beta test basis. Because these Canaan AvalonMiner 841 miners have a lower hash rate than the other miners available in the current market, Agora may lose money on our initial mining operation;

●	Agora’s team has minimal experience in commercial scale Bitcoin mining operations;

●	Agora will rely upon a third-party to conduct most of its mining operations and will have very limited control over its operations;

●	There are a limited number of available miners and the demand from competitors is fierce;

●	Because of supply chain disruptions including those relating to computer chips, Agora could encounter delivery delays or other difficulties with the purchase, installing and operating of Agora’s mining equipment at our facility, which would adversely affect its ability to generate material revenue from its operations;

●	There are a growing number of well capitalized Bitcoin mining companies;

●	Bans from governments such as China and New York, together with pending legislation in Congress and other regulatory initiatives threaten the ability to use Bitcoin as a medium of exchange;

●	Agora may not be able to liquidate its holdings of cryptocurrencies at desired prices if a precipitous decline in market prices occurs and this could negatively impact its future operations;

●	Agora has not planned to hedge the conversion of any of its sales of Bitcoin; and

●	Historical performance of Bitcoin is not indicative of its future price performance.

For all of these reasons, Agora’s Bitcoin mining business may not be successful.

Agora is subject to risks associated with its need for sufficient real property and a continuous source of significant electric power at economically favorable prices, and its current efforts and negotiations for these resources to commence and grow operations at its West Texas facilities may ultimately be unsuccessful.

Agora’s Bitcoin mining operations require both land on which to install mining equipment and significant amounts of electric power to operate such equipment. On December 10, 2021, Bitstream entered into a lease agreement pursuant to which Bitstream leased 20 acres of land for an initial term of 10 years and a subsequent term of 10 years to set up mining equipment in West Texas in exchange for monthly payments equal to 3% of the electricity costs. If Bitstream does not use the leased land for 12 consecutive months, the lease will terminate. On January 3, 2022, Agora finalized a land purchase agreement for a separate parcel of 20 acres of land ($12,500 per acre) in West Texas for $250,000, of which $125,000 was paid for by Priority Power Management (“PPM”) to assist in the funding as Agora goes through the registration statement process. Agora has no obligation to repay PPM and they have no ownership of the land. Agora has an option to sell back this land to the sellers at $400 per acre upon cessation of the land being used as a data center.

Additionally, Agora has already paid $1,096,000 to a power broker for assistance in obtaining 12 megawatts (“MW”) of electricity at this site, with the potential to increase the available capacity at the substation to 48 MW. Agora has entered into a second letter of intent for a second location in October 2021 where it has already paid $1,326,500 and committed to pay $1,628,000 upon the closing of this offering or execution of a definitive agreement; however these high costs and uncertainties may harm its ability to become profitable, particularly if the price of Bitcoin declines further or if Agora is unable to enter into definitive agreements for the power on favorable terms or at all. While Agora has arranged for the delivery of the transformers necessary to use up to 42 MW (with agreement to go to 78 MW in the next six to twelve months) of electricity, Agora has conditional and unconditional rights to two sites in West Texas for up to 372 MW, subject to approval by the local government, which is the only required approval needed. If Agora or the third parties with whom it contracts fail to obtain, deliver and install the necessary items for the required energy as and when needed and on commercially viable terms, its results of operations and financial condition will be materially adversely affected. There may not be an alternative source of electricity, or the resources needed to access it, and the establishment and growth of Agora’s Bitcoin mining operations may be stifled or hindered as a result.

To the extent Agora purchases additional miners or acquires new miners which require greater surface areas and/or higher energy inputs, its land and electricity requirements would grow. If Agora is unable to continue to obtain sufficient electric power to operate its miners on a cost-effective basis, it may not realize the anticipated benefits of its significant capital investments in new miners. Further, if Agora is unable to locate and acquire new locations to expand its mining operations, its prospects will be hindered. There can be no guarantee that Agora’s operational costs will not increase in the future, in which case there can be no assurance that it can obtain the needed energy at acceptable prices, volume and other terms, if at all.

Additionally, Agora’s mining operations could be materially and adversely affected by prolonged power outages, and it may have to reduce or cease its operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electric power as occurred in Texas in the winter of 2021. While Agora intends to participate in the responsive reserve program of the Electric Reliability Council of Texas, or ERCOT, should this issue arise, which could offset some or all of the revenue losses, were this were to occur, its business and results of operations could nonetheless be materially and adversely affected, particularly if the reserve program fails.

Agora’s mining operating costs could outpace its mining revenues, which would continue to put a strain on its business or increase its losses.

Agora’s mining operations will be costly and its expenses may increase in the future. This expense increase may not be offset by a corresponding increase in revenue. Agora’s expenses may be greater than it anticipates, and its investments to make its Bitcoin mining business more efficient may not succeed and may outpace monetization efforts. For example, if prices of Bitcoin decline or remain low, absent a similar decrease in costs, Agora’s ability to become profitable will also decline. Similarly, increases in Agora’s costs without a corresponding increase in its revenue would increase our losses and could seriously harm our financial condition.

The cost of obtaining new and replacement miners and parts will likely continue to be highly capital intensive which may have a material and adverse effect on Agora’s business and results of operations.

Agora’s mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining Bitcoin are lower than the price of the Bitcoin Agora mines when it sells them. Agora’s miners and related equipment will be subject to ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond its control. For example, certain miner models have displayed glitches and defects in the past, such that many operators were forced to repair or replace them. To launch its Bitcoin operations, Agora purchased and received delivery of 5,000 miners which operate at a lower hash rate than certain superior and/or newer models. Agora’s third-party hosting company is expected to deploy Bitmain S19 Pro miners which Agora will share by the quarter ending September 30, 2022. Further, the initial AvalonMiner 841 miners Agora began using in November 2021 are less effective at mining Bitcoin than the Bitmain S19 Pro miners because they operate at a lower hash rate, meaning Agora’s initial revenue will be lower than the potential of its mining facility due to less effective equipment as well as lower electricity access. Therefore, while risk of loss of the initial miners during the facility set up process will be mitigated due to the lower price of such miners, in this case the reduction in revenue potential is the tradeoff. Contingencies such as these are one of the factors that render Bitcoin mining highly cost intensive and pose a serious potential hindrance on Agora’s mining operations and ability to generate revenue or obtain profitability.

Inevitably, Agora’s older miners and related equipment it deploys will need to be repaired or replaced as a product of ordinary wear and tear and depreciation and/or competitive forces in the marketplace or other factors rendering Agora’s current miners obsolete. Any upgrading Agora may need or choose to undertake will require substantial capital investment, and Agora may face challenges in locating the requisite capital in a timely manner and/or on terms favorable to Agora or not highly dilutive to investors. If Agora is unable to obtain adequate numbers of new and replacement miners in sufficient quantities or without delay, Agora may be unable to compete in its highly competitive and continuously developing industry. If this happens, Agora may not be able to mine Bitcoin as efficiently or in sufficient amounts relative to its competition or at all and, as a result, its business and financial results could suffer.

If politics in the United States, particularly the climate change movement, begins to affect Bitcoin mining, it could materially and adversely affect Agora’s business and future results of operation and financial condition.

Bitcoin mining uses very large amounts of electricity to operate the high speed computers used in mining. Because West Texas presently has low electricity rates, Agora arranged for power supplies there to support its planned operations. Very recently in the U.S., the State of New York legislature passed a bill which, if signed by the Governor, would impose a two-year moratorium on certain cryptocurrency mining, including Bitcoin mining. While this action does not directly impact Agora’s current operations which are conducted in Texas, it may be the beginning of a new wave of climate change regulations aimed at preventing or reducing the growth of Bitcoin mining in jurisdictions in the U.S., including potentially jurisdictions in which Agora now operates or may in the future operate. While New York is currently a state under Democratic control and very supportive of climate change regulations in contrast to Texas, there is a risk that Democrats may gain control of Texas and enact legislation that would make Agora’s operations in Texas not economically viable. Further if other Democratic states begin to adopt legislation that makes cryptocurrency mining prohibitively expensive or bans it, it could create a surge of demand in Texas and increase the cost of power there. The above-described developments could also demonstrate the beginning of a regional or global regulatory trend in response to environmental and energy preservation or other concerns surrounding cryptocurrencies, and similar action in a jurisdiction in which Agora operates or in general could have devastating effects to our operations. If further regulation follows, it is possible that the Bitcoin mining industry may not be able to adjust to a sudden and dramatic overhaul to our ability to deploy energy towards the operation of mining equipment.

Governmental action against cryptocurrencies and Bitcoin mining may have a materially adverse effect on the industry, and could affect Agora if widely adopted.

Agora and the Bitcoin on which its operations depend are and could become subject to bans and other regulations aimed at preventing what are perceived as some of the negative attributes of Bitcoin and Bitcoin mining. For example, on September 24, 2021, China declared all transactions in and mining of cryptocurrencies, including Bitcoin, illegal. While the ultimate long-term effect of this ban remains uncertain, it could significantly hinder Agora’s prospects by limiting a large market for Bitcoin within a growing economy. In the hours following China’s announcement of the ban, the price of Bitcoin, which is tied to some extent to public perception of its future value as a form of currency, dropped by nearly $4,000. The ban followed piecemeal regulatory action within China against cryptocurrencies, which was due in part to concerns about the potential for manipulative practices and excessive energy consumption.

Because Agora is unable to influence or predict future regulatory actions taken by governments, it may face difficulty monitoring and responding to rapid regulatory developments affecting Bitcoin mining, which may have a materially adverse effect on its industry and, therefore, its business and results of operations. If further regulatory action is taken by governments in the United States or elsewhere, Agora’s business may be materially harmed.

Because there are several competitors in Bitcoin mining industry that are purchasing mining equipment at scale and due to supply chain disruptions, Agora may encounter delays or difficulty in obtaining new miners, which could materially and adversely affect its business and results of operations.

Many of the competitors in Agora’s industry have been purchasing mining equipment at scale, which has caused a world-wide shortage of mining equipment and components used to produce them, as well as delayed delivery schedules for new miner purchases. There can be no assurances the mining equipment manufacturers on which Agora will rely will be able to keep pace with the surge in demand for mining equipment when it obtains, upgrades and/or expands upon its current miners. The supply chain disruptions Agora is facing may adversely affect it including the shortages of transformers needed to power its miners. Additionally, the supply of the materials used to produce miners, such as the application-specific integrated circuit (“ASIC”) computer chips that are the primary feature in their computing power, may become subject to shortages, which could also either increase the cost beyond what Agora can reasonably afford or reduce their availability without unreasonable delay or at all. It is uncertain how manufacturers will respond to these trends and whether they can deliver on the schedules promised to any or all of their customers in the future. In the event manufacturers of mining equipment or component parts or materials are not able to keep pace with demand or avoid supply shortages, Agora may not be able to purchase such products in sufficient quantities, at reasonable prices or on the delivery schedules that meet its business needs, which could have a material adverse effect on its business and results of operations.

Bitcoin is subject to halving, meaning that the Bitcoin rewarded for solving a block will be reduced in the future and its value may not commensurately adjust to compensate Agora for such reductions, and the overall supply of Bitcoin is finite.

Bitcoin is subject to “halving,” which is the process by which the Bitcoin reward for solving a block is reduced by 50% every 210,000 blocks that are solved. This means that the amount of Bitcoin Agora (or any other mining company) is rewarded for solving a block in the blockchain is permanently cut in half. For example, the latest halving having occurred in May 2020, with a revised payout of 6.25 Bitcoin per block solved, down from the previous reward rate of 12.5 Bitcoin per block solved. There can be no assurance that the price of Bitcoin will sufficiently increase to justify the increasingly high costs of mining for Bitcoin given the halving feature. If a corresponding and proportionate increase in the trading price of Bitcoin does not follow these anticipated halving events, the revenue Agora earns from its mining operations would see a corresponding decrease, which would have a material adverse effect on its business and operations. To illustrate, even if the price of Bitcoin remains at its price as of today, all other factors being equal (including the same number of miners and a stable hash rate) Agora’s revenue would decrease substantially upon the next halving.

Further, due to the halving process, unless the underlying code of the Bitcoin blockchain is altered (which may be unlikely given its decentralized nature), the supply of Bitcoin is finite. Once 21 million Bitcoin have been generated by virtue of solving blocks in the blockchain, the network will stop producing more which is anticipated to occur at approximately 2140. Currently, there are approximately 19 million Bitcoin in circulation representing about 90% of the total supply of Bitcoin under the current source code. For the foregoing reasons, the halving feature exposes Agora to inherent uncertainty and reliance upon the historically volatile price of Bitcoin. If the price of Bitcoin does not significantly increase in value, Agora’s Bitcoin mining operations could fail to become profitable.

Agora’s mining operations, including the miners, the housing infrastructure, the land and the facilities as a whole in which its miners are operated, are subject to risks related to uninsured or underinsured losses and potential damage and contingencies for which it may not be adequately prepared.

Agora’s initial facilities are, and any future facilities it may establish will be, subject to a variety of risks relating to housing all of its operations, which include keeping expensive revenue-generating equipment at a single physical location. While Agora has insurance covering general liability, it may not cover all potential losses fully or at all. For example, Agora’s facilities could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on a facility. The security and other measures Agora takes to protect against these risks may not be sufficient. In the event of an uninsured or under-insured loss, including a loss in excess of insured limits, at any of the miners in Agora’s network, such miners may not be adequately repaired in a timely manner or at all and Agora may lose some or all of the future revenues which could have otherwise been derived from such miners. To the extent the miners, the housing infrastructure in which they are held, or the land itself is permanently damaged, Agora may not be able to bear the cost of repair or replacement. Should any of these events transpire, Agora may not be able to recover, could lose a material amount of potential revenue, and its business and results of operations could be materially harmed as a result.

Agora will be relying upon a third party to establish and grow its mining efforts and will have limited ability to control their operations.

Agora has entered into a binding agreement with a third party pursuant to which it will host a third party’s miners. Agora will receive a portion of the resulting revenue. Under the agreement, Agora will also have the ability to purchase the hosted miners in a “virtual swap” transaction wherein Agora pays for replacement equipment and in turn have the mining revenue from the hosted miners routed to its digital account. Agora’s agreement gives it limited ability to control the initial mining efforts or oversee the operations. Further the equipment to be used will also include new state-of-the art miners using immersion technology to cool the computer hardware. If this technology fails to work as anticipated, it will adversely affect our future operations. Further Agora’s agreement is ambiguous, provides no remedies and is subject to possible legal uncertainties.

Because of the reliance on third-party mining pool service providers for Agora’s mining, such pools’ operations may have a negative impact on Agora’s results of operations.

The third party hosting company has arranged Agora’s Bitcoin mining operations using a mining pool, in which multiple Bitcoin mining operators agree to join together and if any of them are rewarded Bitcoin for mining a block on the blockchain, the pool participants receive a portion of such reward based on the computing power contributed to mining that block. If Agora is able to participate in a mining pool, it would receive Bitcoin mining rewards from its mining activity through a third-party mining pool operator. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact Agora’s ability to mine and receive revenue. Furthermore, Agora is dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power Agora provided. Agora would have limited means of recourse against the mining pool operator if we determine the proportion of the reward paid out to it by the mining pool operator is incorrect, other than leaving the pool. If Agora is unable to consistently obtain accurate proportionate rewards from its mining pool operators, it may experience reduced reward for its efforts, which would have an adverse effect on its business and operations.

Because of Agora’s focus on Bitcoin mining and the recent decline in the prices of Bitcoin and the cryptocurrency market generally, investors are subject to pricing risks, including “bubble” type risks and volatility.

Because of Agora’s dependence on Bitcoin, there may be adverse effects on its operational results when the value of Bitcoin drops. Bitcoin prices have historically been volatile and are impacted by a variety of factors. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, making their market prices more volatile or creating “bubble” type risks for the trading price of Bitcoin.

During 2021 and thus far in 2022 the trading price of Bitcoin has been volatile. Given the recent drastic and sustained decline of the prices of Bitcoin, it is possible that the prior higher prices which peaked in late 2021 were the product of a “bubble” similar to the housing market bubble of 2008, which would mean that the value previously ascribed to Bitcoin by members of the public were overinflated and the prices of Bitcoin, and the cryptocurrency market generally, could never return to those levels again. Accordingly, since the revenue Agora generates will depend on the price of Bitcoin and in turn, to some extent, on the success of the cryptocurrency market more generally, if the trading price of Bitcoin continues to experience a significant decline or remains at much lower levels than it had in late 2021, Agora could experience a similar decline in revenue. While a possible ability to obtain miners at reduced prices may counteract some of the negative impacts of the recent Bitcoin price decline, it may not be enough to offset the reduction in Agora’s revenue potential, and the long-term impacts remain uncertain. If this occurs, Agora’s results of operations and prospects could be materially adversely affected.

The Bitcoin that Agora mines may be subject to loss, damage, theft or restriction on access.

There is a risk that some or all of the Bitcoin that Agora mines could be lost or stolen. In general, Bitcoin is stored in Bitcoin storage sites commonly referred to as “wallets” by holders of Bitcoin which may be accessed to exchange a holder’s Bitcoin. Access to Agora’s Bitcoin could also be restricted by cybercrime (such as a denial of service attack). While Agora plans to take steps to attempt to secure the Bitcoin it holds, there can be no assurance its efforts to protect its Bitcoin will be successful.

Hackers or malicious actors may launch attacks to steal, compromise or secure Bitcoin, such as by attacking the Bitcoin network source code, exchange miners, third-party platforms, cold and hot storage locations or software, or by other means. Any of these events may adversely affect Agora’s operations and, consequently, its ability to generate revenue and become profitable. The loss or destruction of a private key required to access Agora’s digital wallets may be irreversible and Agora may be denied access for all time to its Bitcoin holdings. Agora’s loss of access to its private keys or its experience of a data loss relating to its digital wallets could adversely affect its business.

Bitcoin is controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. Agora will be required to publish the public key relating to digital wallets in use when it verifies the receipt of transfers and disseminate such information into the network, but Agora will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, Agora will be unable to access its Bitcoin rewards and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store Agora’s mined Bitcoin could have a material adverse effect on its results of operations and ability to continue as a going concern, which could have a material adverse effect on its business, prospects or operations and potentially the value of any Bitcoin it mines. For example, the New York Times reported in January 2021 that about 20% of existing Bitcoin appears to be “lost” due to password issues.

Incorrect or fraudulent Bitcoin transactions may be irreversible.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred Bitcoin may be irretrievable. As a result, any incorrectly executed or fraudulent Bitcoin transactions, such as a result of a cybersecurity breach against Agora’s Bitcoin holdings, could adversely affect Agora’s investments and assets. This is because Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the Bitcoin from the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of Bitcoin or a theft thereof generally will not be reversible and Agora may not have sufficient recourse to recover its losses from any such transfer or theft. Further, it is possible that, through computer or human error, or through theft or criminal action, Agora’s Bitcoin rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. If an errant or fraudulent transaction in Agora’s Bitcoin were to occur, Agora would have very limited means of seeking to reverse the transaction or seek recourse. To the extent that Agora is unable to recover its losses from such action, error or theft, such events could have a material adverse effect on its business.

Agora will rely on one or more third parties for depositing, storing and withdrawing the Bitcoin it mines, which could result in loss of assets, disputes and other liabilities or risks which could adversely impact its business.

Agora currently uses a Coinbase digital wallet to store the Bitcoin it mines, although it may change to another digital wallet provider or use multiple providers at any time. In order to own, transfer and use Bitcoin on the blockchain network, Agora must have a private and public key pair associated with a network address, commonly referred to as a “wallet”. Each wallet is associated with a unique “public key” and “private key” pair, each of which is a string of alphanumerical characters. To deposit Bitcoin into its digital wallet, Agora must “sign” a transaction that consists of the private key of the wallet from where the Bitcoin is being transferred, the public key of a wallet that Coinbase controls and provides to Agora, and broadcast the deposit transaction onto the underlying blockchain network. Similarly, to withdraw Bitcoin from its Coinbase account, Agora must provide Coinbase with the public key of the wallet that the Bitcoin are to be transferred to, and Coinbase then “signs” a transaction authorizing the transfer. In addition, some Bitcoin networks require additional information to be provided in connection with any transfer of Bitcoin.

A number of errors or other adverse events can occur in the process of depositing, storing or withdrawing Bitcoin into or from Coinbase, such as typos, mistakes, or the failure to include the information required by the blockchain network. For instance, a user may incorrectly enter Agora’s wallet’s public key or the desired recipient’s public key when depositing and withdrawing Bitcoin. Additionally, Agora’s reliance on third parties such as Coinbase and the maintenance of keys to access and utilize its digital wallet will expose it to enhanced cybersecurity risks from unauthorized third parties deploying illicit activities such as hacking, phishing and social engineering, notwithstanding the security systems and safeguards employed by Agora and others. Cyberattacks upon systems across a variety of industries, including the cryptocurrency industry, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded, and organized groups and individuals. For example, attacks may be designed to deceive employees and service providers into releasing control of the systems on which Agora depends to a hacker, while others may aim to introduce computer viruses or malware into such systems with a view to stealing confidential or proprietary data. These attacks may occur on Agora’s digital wallet or the systems of its third-party service providers or partners, which could result in asset losses and other adverse consequences. Alternatively, Agora may inadvertently transfer Bitcoin to a wallet address that it does not own, control or hold the private keys to. In addition, a Bitcoin wallet address can only be used to send and receive Bitcoin, and if the Bitcoin is inadvertently sent to an Ethereum or other cryptocurrency wallet address, or if any of the foregoing errors occur, all of the Bitcoin will be permanently and irretrievably lost with no means of recovery. Such incidents could result in asset loss or disputes, any of which could materially adversely affect Agora’s business.

If Coinbase or another Bitcoin exchange where Agora deposits its Bitcoin experiences financial difficulties, there is a risk that creditors of the exchange will be able to treat its Bitcoin as an asset of the exchange which may result in a loss of some or all of its Bitcoin.

In its Quarterly Report for the quarter ended March 31, 2022, filed with the SEC on May 10, 2022 (the “Coinbase 10-Q”), Coinbase Global, Inc. (“Coinbase”) disclosed that uncertainties in or changes to regulatory or financial accounting standards could result in the need to change Coinbase’s accounting methods and restate its financial statements and impair its ability to provide timely and accurate financial information, which could adversely affect its financial statements, result in a loss of investor confidence, and more generally impact its business, operating results, and financial condition. Coinbase’s disclosure caused many retail customers concern that their cryptocurrency assets on the exchange remain at a high risk of loss in the event of the exchange’s bankruptcy since an unsecured creditor typically loses most of their funds if the exchange declares bankruptcy. Coinbase went on to disclose that digital assets it holds on behalf of its customers could be subject to bankruptcy proceedings brought against Coinbase. Agora uses Coinbase to store the Bitcoin it mines. As a result of recent disclosure in the Coinbase 10-Q alerting investors to this possible risk, Agora has decided to no longer permit Coinbase or other exchanges to have access to its private key to its Bitcoin holdings. Agora believes this means it will be treated as a traditional escrow account which would impair the rights of the creditors of the exchange and protect Agora’s Bitcoin. However, no court has decided this and it is possible that one or more courts may disagree with Agora’s position and Agora could sustain losses, which losses may be material.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin network, such actor or botnet could manipulate blockchains to adversely affect Agora, which would adversely affect Agora.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining Bitcoin, it may be able to alter blockchains on which transactions of Bitcoin reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new units or transactions using such control. The malicious actor could “double-spend” its own Bitcoin (i.e., spend the same Bitcoin in more than one transaction) and prevent the confirmation of other users’ transactions for as long as it maintained control. To the extent that such malicious actor or botnet does not yield its control of the processing power on the network or the Bitcoin community does not reject the fraudulent blocks as malicious, reversing any changes made to blockchains may not be possible. The foregoing description is not the only means by which the entirety of blockchains or Bitcoin may be compromised but is only an example. Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold in Bitcoin. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions. If such a development were to occur, the public may lose confidence in the Bitcoin blockchain, and blockchain technology more generally. This would likely have a material and adverse effect on the price of Bitcoin, which could have a material adverse effect on Agora’s business, financial results and operations, and harm investors.

Current interpretations require the regulation of Bitcoin under the Commodity Exchange Act by the Commodity Futures Trading Commission, and Agora may be required to register and comply with such regulations. Any disruption of Agora’s operations in response to the changed regulatory circumstances may be at a time that is disadvantageous to investors.

Current and future legislation, regulation by the Commodity Futures Trading Commission (the “CFTC”) and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which Bitcoin is treated for classification and clearing purposes. In particular, derivatives on these assets are not excluded from the definition of “commodity future” by the CFTC. Agora cannot be certain as to how future regulatory developments will impact the treatment of Bitcoin under the law.

Bitcoins have been deemed to fall within the definition of a commodity and Agora may therefore be required to register and comply with additional regulation under the Commodity Exchange Act, including additional periodic report and disclosure standards and requirements. Moreover, Agora may be required to register as a commodity pool operator and to register as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting Agora. If Agora determines not to comply with such additional regulatory and registration requirements, Agora may seek to cease certain of its operations. Any such action may adversely affect Agora.

Additionally, governments may develop and deploy their own blockchain-based cryptocurrencies, which may have a material adverse impact on Bitcoin’s price and utility.

Risks Relating to Our Technology Solutions

Our ability to execute our strategy with respect to our technology segment, depends to a large extent on the outcome of the litigation related to protection of our intellectual property rights.

As previously disclosed, in April 2021, a federal jury found in our favor on three claims and awarded us damages in our lawsuit against Walmart Inc. and judgment was entered in our favor that same month. For more information including disclosure on recent events, see Item 3. “Legal Proceedings” in this Report.

If Walmart is unsuccessful in the District Court, we expect it will appeal. Intellectual property and similar litigation is subject to uncertainty. There is no assurance that we will be successful in our efforts related to this lawsuit or if we are, which amounts we will be able to recover.

General Risks

Because the COVID-19 pandemic has had a material adverse effect on crude oil prices and the economy, the uncertainty relating to its continuation may have a future adverse effect on our business, results of operations, and future prospects.

The global COVID-19 pandemic and the unprecedented actions taken by U.S. federal, state and local governments and governments around the world in order to stop the spread of the virus had a profound impact on the U.S. and global economy, disrupting global supply chains and creating significant volatility in the financial markets.

While COVID-19 seems to no longer threaten the economy as it did, supply chain shortages seem to have evolved from COVID-19. Moreover, the risk of a serious new COVID-19 strain or other serious virus evolving remains.

Disruptions and/or uncertainties related to a new strain of COVID-19 for a sustained period of time could have a material adverse impact on our business, results of operations and financial condition. Supply chain delays and shortages of Bitcoin miners and other equipment such as transformers may adversely affect Agora especially its plans to fully develop its Bitcoin mining business. Increased transportation, electrical supply, labor or other costs which may result from COVID-19 could have a material adverse effect on our financial condition and results of operations.

Furthermore, the effect of another serious COVID-19 outbreak on financial markets and on our Company may limit our ability to raise additional capital in the future on the terms acceptable to us at the time we need it, or at all.

Because of the Russian invasion of Ukraine, as well as high inflation and increase Federal Reserve interest rates in response, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible adverse effects upon the oil and gas industry and Bitcoin mining industry.

As a result of the Russian invasion of Ukraine, certain events are beginning to affect the global and United States economy including increased inflation, Federal Reserve interest rate increases in response, substantial increases in the prices of oil and gas, dramatic declines in the capital markets and in the price of Bitcoin, and large Western companies ceasing to do business in Russia. The duration of this war and its impact are at best uncertain, and continuation may result in Internet access issues if Russia, for example, began illicit cyber activities. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect the market for oil and gas and related services or on Bitcoin, but the impact may be adverse.

Our future success depends on our ability to retain and attract high-quality personnel, and the efforts, abilities and continued service of our senior management.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management team and other key personnel for each of our subsidiaries particularly with the planned spin-offs. The loss of the services of our executive officers or other key employees and inadequate succession planning could cause substantial disruption to our business operations, deplete our institutional knowledge base and erode our competitive advantage, which would adversely affect our business. Competition for qualified personnel possessing the skills necessary to implement our strategy is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully. We do not have “key person” life insurance policies covering any of our executive officers.

Our success will depend to a significant degree upon the continued efforts of our key management, engineering and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Randy May, our Chief Executive Officer, Jay Puchir, our Chief Financial Officer, William Hoagland, Chief Executive Officer of Agora, and Britt Swann, Chief Financial Officer of Agora. If any members of our management team leave our employment, our business could suffer, and the share price of our common stock could decline.

If we cannot manage our growth effectively, our results of operations would be materially and adversely affected.

We have recently experienced significant growth commencing with and following the Banner acquisition. Our business model relies on our rapidly growing our oil and gas drilling and transportation businesses, as well as our newer Bitcoin mining operations through Agora. Businesses that grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing additional executive and key personnel capable of providing the necessary support. There can be no assurance that our management, along with our staff, will be able to effectively manage our growth. Our failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act which requires, among other things, that public companies maintain effective disclosure controls and procedures and internal control over financial reporting.

Although our management concluded that our disclosure controls and procedures were effective as of March 31, 2022, any failure to maintain effective controls or any difficulties encountered in their implementation or improvement in the future could cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could result in loss of investor confidence and could have an adverse effect on our stock price.

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

For example, the operator of the Colonial Pipeline was forced to pay $4.4 million in ransom to hackers as the result of a cyberattack disabling the pipeline for several days in May 2021. The attack also resulted in gasoline price increases and shortages across the East Coast of the United States. As we depend on the availability and price of gasoline in our transportation business, any significant increase in the price and/or shortage of gasoline such as that experienced from the May 2021 cyberattack would have a material adverse effect on our business and operating results. Additionally, our Agora operations depend on the functioning of Bitcoin mining computers and digital wallets maintained by third parties, which are also subject to enhanced risks of a cyberattack as a result.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Of 26,364,099 shares of common stock outstanding as of June 8, 2022, approximately 24,136,165 shares are held by investors who are not our affiliates or holders of restricted stock. Of these 24,136,165 shares, 22,989,885 shares are unrestricted freely tradeable stock and 1,146,280 shares are being held as restricted shares. The remaining shares may be sold subject to the volume limits of Rule 144 which limits sales by any affiliate to the greater of 1% of outstanding shares in any three-month period or the average weekly trading volume over a four-week period. Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through an offering of our securities.

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

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to a number of factors, some of which may be outside our control, including but not limited to, the following factors:

●	future developments with BitNile, the results of our planned stockholder vote on the BitNile transaction and any Nasdaq concerns arising from the BitNile transaction;

●	the timing and size of Agora’s initial public offering;

●	future events related to the market for Bitcoin including regulation;

●	changes in market valuations of companies in the oil and gas industry;

●	future oil prices;

●	regulatory initiatives from the Biden Administration;

●	announcements of developments by us or our competitors;

●	the continuation of the stock market slump and any related adverse events affecting the economy;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, significant contracts, or other material developments that may affect our prospects;

●	the results of the Walmart litigation and our recently filed litigation against Deloitte;

●	actual or anticipated variations in our operating results;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	sales of our common stock or other securities in the open market;

●	the adverse consequences of future variants of COVID-19; and

●	other events or factors, many of which are beyond our control.

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

You will experience dilution if we issue additional equity securities in future financing transactions or under derivative securities outstanding as of the date of this Report.

We have stock options and warrants outstanding that are exercisable for shares of our common stock, and as a result of our recent sale of securities to DPL, DPL could convert additional shares of the Series A and/or exercise the Warrant it holds in the future and cause further dilution to the Company’s other investors. When it becomes vested, the Warrant alone will be exercisable into 49% of the outstanding common stock. To the extent that such outstanding securities are converted or exercised into shares of our common stock, or securities are issued in future financings, our investors may experience dilution with respect to their investment in us.

Future changes in the fair value of outstanding warrants could result in volatility of our reported results of operations.

Because of the derivative liability caused by our outstanding warrants, the increase or decrease in our common stock price each quarter (measured from the first day to the last day) is either a non-cash expense or income. If the price rises, we are required to report the expense, which increases our actual operating loss. Contrarily a price decrease in a given quarter will cause to report income. The risk is investors will react to our reported bottom line, which will increase volatility in our stock price.

Because we can issue “blank check” preferred stock without stockholder approval, it could adversely impact the rights of holders of our common stock.

Under our Articles of Incorporation, subject to the approval of the Series A holder(s), our Board of Directors, may approve an issuance of up to 5,000,000 shares of “blank check” preferred stock without seeking stockholder approval. Any additional shares of preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend or liquidation rights and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Ecoark Holdings Headquarters

The Company currently leases office space in San Antonio, Texas for its headquarters but recently subleased the office space out to a new tenant as the Company is minimizing its office space to save costs. The current property lease runs through November 2023. An oil and gas subsidiary owns a property in Ferriday, LA which is used for administrative operations and large equipment storage. In addition, the Company’s transportation division leases space in Kilgore, Texas for a term of 42 months through September 30, 2022.

Bitcoin Mining Facilities

Bitstream leases 20 acres of land for an initial term of 10 years and a subsequent term of 10 years to operate Bitcoin mining equipment in West Texas in exchange for monthly payments equal to 3% of the electricity costs. If Bitstream does not use the leased land for 12 consecutive months, the lease will terminate.

Agora owns a separate parcel of 20 acres of in West Texas which it purchased for $250,000 on January 3, 2022, of which $125,000 was paid for by PPM to assist in the funding as Agora goes through the registration statement process. Agora has no obligation to repay PPM and they have no ownership of the land. Agora has an option to sell back this land to the sellers at $400 per acre upon cessation of the land being used as a data center. Agora intends to use the land for its Bitcoin mining operations.

Oil and Gas Properties

As of March 31, 2022, our oil and gas acreage is comprised of approximately 30,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi. We acquired certain oil and gas properties as part of the Banner acquisition on March 27, 2020, and in FY 2022 and the fiscal year ended March 31, 2021 (“FY 2021”) we continued to focus on expanding our exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases.

The Company had an analysis completed by an independent petroleum consulting company as of March 31, 2022. Based on this analysis, there was no impairment noted to our proved reserves as of March 31, 2022.

Oil and Natural Gas Reserves

As of March 31, 2022 and 2021, all of our proved oil and natural gas reserves were located in the United States, specifically in Texas, Mississippi and Louisiana.

The following tables set forth summary information with respect to our proved reserves as of March 31, 2022 and 2021. All reserves are located in the United Stated. For additional information see Supplemental Information “Oil and Gas Producing Activities (Unaudited)” to our consolidated financial statements in “Item 8 – Financial Statements and Supplementary Data” of this Report.

Proved reserves as of March 31, 2022:

Reserve Category	Crude Oil (Mbbl)	Natural Gas (MMcf)	Total Proved (BOE)(1)
Proved Reserves
Developed	169,688	-	169,688
Developed Non-Producing	-	-	-
Undeveloped	-	-	-

Total Proved Reserves	169,688	-	169,688

Estimated Future Net Cash Flows(2)			$7,309,454
10% annual discount for estimated timing of cash flows			(2,460,231)

Standardized Measure of Discounted Future Net Cash Flows – (PV10)(3)			$4,849,223

(1)	BOE (barrels of oil equivalent) is calculated by a ratio of 6 1,000 cubic feet of volume (Mcf) to 1 barrel (Bbl) of oil.

(2)	Prices used for net cash flow are based on the 12 month average of the West Texas Intermediate (WTI) cushing price reference. An average benchmark of $75.24/ Bbl and average realized price of $75,47/ Bbl were analyzed with the realized price ultimately used in the cash flow analysis.

(3)	PV-10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-U.S. GAAP financial measure as defined by the SEC. We believe that presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies.

Proved reserves as of March 31, 2021:

Reserve Category	Crude Oil (Mbbl)	Natural Gas (MMcf)	Total Proved (BOE)(1)
Proved Reserves
Developed	462,914	-	462,914
Developed Non-Producing	-	-	-
Undeveloped	-	-	-

Total Proved Reserves	462,914	-	462,914

Estimated Future Net Cash Flows(2)			$10,569,577
10% annual discount for estimated timing of cash flows			(3,346,198)

Standardized Measure of Discounted Future Net Cash Flows – (PV10)(3)			$7,223,379

(1)	BOE (barrels of oil equivalent) is calculated by a ratio of 6 Mcf to 1 Bbl of oil

(2)	Prices used for net cash flow are based on the 12 month average of the WTI cushing price reference. An average benchmark of $40.01/Bbl and average realized price of $38.54/Bbl were analyzed with the realized price ultimately used in the cash flow analysis.

(3)

PV10 represents the discounted future net cash flows attributable to our proved oil and natural gas reserves discounted at 10%. PV-10 of our total year-end proved reserves is considered a non-U.S. GAAP financial measure as defined by the SEC. We believe that presentation of the PV-10 is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves. We further believe investors and creditors use our PV-10 as a basis for comparison of the relative size and value of our reserves to other companies.

The following table presents certain information with respect to oil and natural gas production attributable to our interests in all of our properties in the United States, the reserve derived from the sale of such production, average sales price received and average production costs for FY 2022 and FY 2021.

	Units of Measure	March 31, 2022
Production
Oil	Barrels	64,285
Natural Gas	Mcf	-
BOE		64,285

Sales
Oil	Barrels	$66,025
Natural Gas	Mcf	$-

Average Sales Price
Oil	Barrels	$75.55
Natural Gas	Mcf	$-

Production – Lease Operating Expenses		$1,412,093

Average Cost of Production per BOE		$21.97

	Units of Measure	March 31, 2021
Production
Oil	Barrels	37,808
Natural Gas	Mcf	-
BOE		37,808

Sales
Oil	Barrels	$37,259
Natural Gas	Mcf	$-

Average Sales Price
Oil	Barrels	$41.89
Natural Gas	Mcf	$-

Production – Lease Operating Expenses		$1,213,700

Average Cost of Production per BOE		$32.10

Drilling and other exploratory activities

During FY 2022, we undertook very minor drilling and exploratory activities that were nominal in terms of costs incurred.

During FY 2021, the Company undertook a drilling program and pre-funded approximately $5,800,000 of the cost, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation of which $3,387,000 has been expensed as drilling costs.

Present activities

The Company is assessing all of its properties at the present time to determine any future drilling activities to commence.

Delivery commitments

The Company is not currently committed to provide a fixed and determinable quantity of oil and gas in the near future under existing contracts or agreements.

Productive Wells

The following table sets forth the number of wells in our inventory, in which we maintained an operated ownership interest as of March 31, 2022.

Well Category:	Oil	Gas

Active Producer	29	-
Inactive Producer	52	11
Shut-In	3	-
Plugged & Abandoned	5	-
Active Salt Water Disposal (SWD)	19	-
Inactive SWD	2	-

	110	11

The following table sets forth the number of wells in our inventory, in which we maintained an operated ownership interest as of March 31, 2021.

Well Category:	Oil	Gas

Active Producer	29	-
Inactive Producer	63	11
Shut-In	2	1
Plugged & Abandoned	1	-
Active Salt Water Disposal (SWD)	19	-
Inactive SWD	2	-

	116	12

Item 3. Legal Proceedings

We are presently involved in the following legal proceedings. As of the date of this Report, except as described below, the Company is not aware of any proceedings, threatened or pending, against it which, if determined adversely, would have a material effect on its business, results of operations, cash flows or financial position.

●

On August 1, 2018, Ecoark Holdings and Zest filed a complaint against Walmart Inc. (“Walmart”) in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark Holdings and Zest a total of $115 million in damages which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. The Court entered a judgment on April 13, 2021 in favor of the Plaintiffs.

On May 21, 2021, Walmart filed a motion a motion for judgment as a matter of law (“JMOL”) containing six categories of relief. On June 15, 2022, the Court entered an order on Walmart’s motion denying five of Walmart’s categories of relief sought and granting one which reduced the judgment by $5 million because the Court found certain damages duplicative of other damages (the “June 15 Order”). The plaintiffs’ motion for attorneys’ fees remains undecided. On June 21, 2022, the Court amended the June 15 Order indicating that Walmart’s motion for a new trial is still under advisement.

Walmart also filed a motion seeking post-trial discovery of plaintiff’s privileged work-product materials. The Court granted Walmart’s motion and in its June 15 Order the Court required the plaintiffs to produce 52 documents which the plaintiffs contend include privileged material, including mental impressions and opinions of its counsel. Because the June 15 Order denied plaintiffs motion for leave to file an interlocutory appeal on this discovery issue, plaintiffs on June 21, 2022, filed a petition in the United States Court of Appeals for the Eighth Circuit for a writ of mandamus.

●	On September 21, 2021, Ecoark Holdings and Zest filed a complaint against Deloitte Consulting, LLP (“Deloitte”) in the Eight Judicial District Court in Clark County, Nevada. The complaint is for violation of the Nevada Uniform Trade Secret Act and will also be seeking a preliminary and permanent injunction, attorney’s fees, and punitive damages. Zest began working with Deloitte in 2016, in a confidential matter in a pilot program that Zest had been engaged for by a large customer. Zest engaged in significant discussions, presentations, demonstrations, and information downloads with Deloitte who specifically acknowledged that this information was confidential. On March 10, 2022 the court denied Deloitte’s motion to dismiss the Company’s complaint. Discovery commence on June 21, 2022 with a trial anticipated in late calendar year 2023. The Company cannot reasonably determine the outcome at this time.

●	On April 22, 2022, Ecoark Holdings and Bitstream, an Agora subsidiary, were sued as defendants by Print Crypto Inc. (“Print”) in the District Court of Travis County, Texas. Print is seeking to recover $256,733 plus interest and attorneys fees based on Bitstream’s alleged breach of contract in connection with Bitsream’s purchase from Print of 5,000 used Canaan AvalonMiner 841 13th miners for $1,350,000 in September 2021. The complaint expresses no independent basis for suing Ecoark Holdings. Both defendants have filed an answer denying liability which answer includes a special exception for Ecoark Holdings since it was not a party to the contract in question. In addition, Bitstream filed a counterclaim seeking actual damages of $1.4 million it previously paid Print in addition to interest and attorneys fees. Bitstream alleges that the contract required Print to test the computers prior to delivery which Print failed to do based upon various defects the miners displayed. In addition to its breach of contract claim, Bitstream is seeking actual and punitive damages alleging Print engaged in fraudulent acts. On June 17, 2022, Print filed an amended complaint adding Agora as a defendant, adding an allegation of fraud in connection with the execution of and performance under the agreement alleging the defendants never intended to pay all sums due, refuting the defendants’ assertion that certain of the miners were defective, and contesting Ecoark Holdings’ contention it was not liable because it was not a party to the agreement.

In the opinion of management, there are no other legal matters involving us that would have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “ZEST”. The last reported sale price of our common stock as reported by Nasdaq on June 30, 2022 was $2.62.

Holders

As of the date of this Report, we had approximately 156 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer, located at 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119.

Dividends

We have never declared or paid any cash dividends on our capital stock. The payment of dividends on our common stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our Board of Directors may consider appropriate. As long as the Series A is outstanding, we are precluded from paying dividends except to the holder of the Series A.

We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during FY 2022 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition. This discussion should be read in conjunction with the accompanying audited financial statements, and notes thereto, included elsewhere in this Report. The information contained in this discussion is subject to a number of risks and uncertainties. We urge you to review carefully the sections of this Report entitled “Item 1A - Risk Factors” on page 12 and “Cautionary Note Regarding Forward-Looking Statements” on page 62 for a more complete discussion of the risks and uncertainties associated with an investment in our securities.

Overview

Ecoark Holdings is a diversified holding company which, through wholly-owned or majority owned subsidiaries operates in three areas: (i) oil and gas, including exploration, production and drilling operations on approximately 30,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi and transportation and logistics services focused in the Southern states in the U.S., (ii) development and maintenance of post-harvest shelf-life and freshness food management technology and related intellectual property, and (iii) a recently launched Bitcoin mining business which is also designed to assist with electric power opportunities in a deregulated market which exists in Texas.

During FY 2022, the following key aspects of our business advanced and developments occurred:

●	Revenue from our oil and gas operations, which are conducted through Banner, increased by $10,515,113 year-over-year as a result of expansion of our drilling programs and new customers in our transportation division;

●	Agora’s Bitcoin mining business launched following the entrance into a number of agreements in connection therewith, including purchasing land and sourcing electric power in West Texas;

●

Agora filed the Agora Registration Statement for its initial public offering, which offering has been delayed due to additional time needed to clear the Company’s accounting policies for its Bitcoin holdings with the Staff of the SEC; and

In the current fiscal year, the Company sold the Series A preferred stock, a poison pill Warrant and Commitment Shares to DPL, a subsidiary of BitNile, for $12 million.

The Company also previously operated a financial services segment through Trend Holdings until June 17, 2022 when (i) Trend Holdings assigned Bitstream to Agora and Trend Exploration to Ecoark Holdings, and (ii) following those transactions, Agora, the Company’s approximately 90% owned subsidiary, sold Trend Holdings to a third party in exchange for a $4.25 million secured promissory loan secured by the assets of the purchaser and guaranteed by the subsidiaries that were sold.

Following the above transactions, the Company’s active subsidiaries include Banner, White River, Pinnacle Frac, Zest, and Agora. Prior to the June 17, 2022 sale of Trend Holdings, all references to “Trend Holdings” or “Trend” are now synonymous with Agora for the periods covered by this Report.

For an overview of key developments during FY 2022 as well as more recent developments and plans of the Company and its subsidiaries, see “Item 1. – Business.”

Key Terms and Metrics

In connection with the management of our businesses, we identify, measure and assess a variety of operating metrics. In the Oil and Gas segment, the principal metrics we use in managing our businesses are set forth below:

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

Segment Reporting for the Years Ended March 31, 2022 and 2021:

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its chief operating decision makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings and the March 27, 2020 acquisition of Banner Midstream consisted of three segments, Financial, Oil and Gas and Technology. Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company would add a fourth reporting segment to account for their Bitcoin mining business. Additionally, on July 1, 2021 the Company will report its home office costs into the Oil and Gas segment, charge its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Finance and Bitcoin Mining segments to account for this home office allocation. The Company classified their reporting segments in these three divisions through March 31, 2022, when the Company determined that pursuant to ASC 205-20-45-1E that the operations related to the Financial Services segment would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022. As a result of this reclassification, the Company’s segment reporting has removed the Financing segment for the years ended March 31, 2022 and 2021, respectively.

Year Ended March 31, 2022	Bitcoin Mining	Commodities	Technology	Total
Segmented operating revenues	$27,182	$25,572,463	$-	$25,599,645
Cost of revenues	183,590	13,272,323	-	13,455,913
Gross profit (loss)	(156,408)	12,300,140	-	12,143,732
Total operating expenses and income taxes net of depreciation, amortization, depletion, accretion and impairment	6,945,688	19,407,433	2,944,567	29,297,688
Depreciation, amortization, depletion, accretion and impairment	62,629	7,001,507	291,905	7,356,041
Other (income) expense	117,616	(13,151,457)	(1,098,118)	(14,131,959)
Income (loss) from continuing operations	$(7,282,341)	$(957,343)	$(2,138,354)	$(10,378,038)
Segmented assets as of March 31, 2022
Property and equipment, net	$7,226,370	$3,103,203	$-	$10,329,573
Oil and Gas Properties/Capitalized drilling costs	$-	$7,231,367	$-	$7,231,367
Intangible assets, net	$19,267	$1,716,331	$-	$1,735,598
Goodwill	$-	$7,001,247	$-	$7,001,247
Capital expenditures	$7,281,772	$19,500	$-	$7,301,272

Year Ended March 31, 2021	Oil and Gas	Technology	Total
Segmented operating revenues	$15,084,532	$-	$15,084,532
Cost of revenues	14,726,936	-	14,726,936
Gross profit	357,596	-	357,596
Total operating expenses and income taxes net of depreciation, amortization, depletion and accretion	14,272,115	3,164,696	17,436,811
Depreciation, amortization, depletion and accretion	1,652,844	249,962	1,902,806
Other (income) expense	2,200,245	87,334	2,287,579
Loss from continuing operations	$(17,767,608)	$(3,501,992)	$(21,269,600)

Segmented assets as of March 31, 2021
Property and equipment, net	$3,403,419	$291,905	$3,695,324
Oil and Gas Properties/Capitalized drilling costs	$14,918,531	$-	$14,918,531
Intangible assets, net	$2,065,145	$-	$2,065,145
Goodwill	$7,001,247	$-	$10,224,046
Capital expenditures	$616,733	$-	$616,733

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

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration

●	Constraining estimates of variable consideration

●	The existence of a significant financing component in the contract

●	Noncash consideration

●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The standalone selling price is the price at which the Company would sell a promised service separately to a customer. The relative selling price for each performance obligation is estimated using observable objective evidence if it is available. If observable objective evidence is not available, the Company uses its best estimate of the selling price for the promised service. In instances where the Company does not sell a service separately, establishing standalone selling price requires significant judgment. The Company estimates the standalone selling price by considering available information, prioritizing observable inputs such as historical sales, internally approved pricing guidelines and objectives, and the underlying cost of delivering the performance obligation. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Management judgment is required when determining the following: when variable consideration is no longer probable of significant reversal (and hence can be included in revenue); whether certain revenue should be presented gross or net of certain related costs; when a promised service transfers to the customer; and the applicable method of measuring progress for services transferred to the customer over time. The Company recognizes revenue upon satisfaction of its performance obligation at either a point in time in accordance with ASC 606-10-25-30 for its contracts in its Oil and Gas and Financial Services segments or over time in accordance with ASC 606-10-25-27 for its contracts with mining pool operators.

The Company accounts for incremental costs of obtaining a contract with a customer and contract fulfillment costs in accordance with ASC 340-40, Other Assets and Deferred Costs. These costs should be capitalized and amortized as the performance obligation is satisfied if certain criteria are met. The Company elected the practical expedient, to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would otherwise have been recognized is one year or less, and expenses certain costs to obtain contracts when applicable. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future and the costs are expected to be recovered. The Company recognizes the cost of sales of a contract as expense when incurred or when a performance obligation is satisfied. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained, are not considered recoverable, or the practical expedient applies.

Bitcoin Mining

For purposes of the following discussion of Bitcoin mining accounting policies, reference to “the Company” refers to Agora.

As consideration for providing computing power, the Company receives Bitcoin from the mining pool in which it participates. Income from Bitcoin mining (mining earnings are made up of the baseline block reward and transaction fees, defined as “rewards”) which is measured based on the fair value of the Bitcoin received.

Providing computing power in Bitcoin transaction verification services (known as “mining”) is an output of the Company’s ordinary activities. The provision of computing power is the only performance obligation in the Company’s contracts with mining pool operators, its customers. The Company will recognize income from Bitcoin mining for the provision of computing power upon satisfaction of its performance obligation. As consideration for the provision of computing power, the Company is entitled to payment in Bitcoin, which is a form of noncash consideration. Noncash consideration is measured at fair value at contract inception. Fair value of the Bitcoin consideration is determined using the quoted price on the Company’s primary trading platform of the Bitcoin at the beginning of the contract period, which is considered to be the beginning of each twenty-four-hour period (at contract inception). Specifically, fair value at contract inception is based on the market price at the beginning of the contract term, at the single Bitcoin level (one Bitcoin). This amount is recognized in revenue over the contract term as hash rate is provided. Changes in the fair value of the noncash consideration due to form of the consideration (changes in the market price of Bitcoin) are not included in the transaction price and hence are not included in revenue. Changes in fair value of the noncash consideration post-contract inception that are due to reasons other than form of consideration (other than changes in the market value of bitcoin) are measured based on the guidance on variable consideration, including the constraint on estimates of variable consideration.

Because the consideration to which the Company expects to be entitled for providing computing power is entirely variable, as well as being noncash consideration, the Company assesses the estimated amount of the variable noncash consideration to which it expects to be entitled for providing computing power at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved (the “constraint”). Only when significant revenue reversal is concluded probable of not occurring can estimated variable consideration be included in revenue. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the estimated variable noncash consideration is constrained from inclusion in revenue until the end of the contract term, when the underlying uncertainties have been resolved and number of Bitcoin to which the Company is entitled becomes known.

Bitcoins are recorded on the consolidated balance sheet, as intangible asset — Bitcoin.

The Company has entered into a Bitcoin mining pool with the mining pool operator F2Pool, to provide computing power to the mining pool. The arrangement is terminable at any time by either party and the Company’s enforceable right to Bitcoin compensation only begins when the Company provides computing power to the mining pool operator.

The Company’s performance obligation extends over the contract term given the Company’s continuous provision of hash rate. This period of time corresponds with the period of service for which the mining pool operator determines compensation due the Company. Given cancelation terms of the contracts, all contracts effectively provide the Company with the option to renew for successive contract terms of twenty-four hours. The options to renew are not material rights because they are offered at the standalone selling price of computing power. In exchange for providing computing power, the Company is entitled to consideration equal to a fractional share of the fixed Bitcoin reward the mining pool operator receives (referred to as a “block reward”) after such amount has been reduced by a digital asset transaction fee retained by the mining pool operator, and potentially network transaction fees. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm, over the contract term. The Company is entitled to compensation for providing computing power to a mining pool even if a block is not successfully placed. The block reward provides an incentive for Bitcoin miners to process transactions made with the cryptocurrency. Creating an immutable record of these transactions is vital for the cryptocurrency to work as intended. The blockchain is like a decentralized bank ledger, one that cannot be altered after being created. The miners are needed to verify the transactions and keep this ledger up to date. Block rewards, and to a lesser extent, network transaction fees, are their payment for doing so.

The terms of the agreement with the mining pool operator provide that neither party can dispute settlement terms after thirty-five days following settlement.

For the mining pool in which the Company participates, the Company is entitled to a transaction price calculated by the Company’s mining pool operator. Specifically, the mining pool operator determines the amount of block rewards to which the Company is entitled by using the Pay-Per-Shares-Plus (PPS+) payment method, retaining 2.5% to cover costs of operating the pool (the “digital asset transaction fee”), and includes network transaction fees as applicable. When the Company’s number of Bitcoin reaches the minimum threshold of 0.005 Bitcoin, the Company receives a payout and the pool transfers the cryptocurrency consideration to the Company’s designated wallet within 8 hours, between 00:00 and 08:00 UTC.

The PPS+ payment method pays miners for the number of shares they contribute to the pool (effectively, the amount of computing power provided to the pool) plus network transaction fees. Shares can be described as discrete amounts of valid work each miner or mining farm contributes to the pool. The value of each share contributed is determined by the Bitcoin’s current network difficulty and the number of total shares contributed from miners and mining farms. Bitcoin rewards are received regardless if a pool successfully finds a block because the mining pool operator understands that, probabilistically, blocks will be successfully found in a statistically predictable manner by the pool depending on the total amount of hashing power (shares) contributed by the miners and mining farms and therefore, pays out as if a block was found. This is a strategy that provides regular payments to miners and allows consistent payouts.

Network transaction fees, however, are paid out based on blocks actually found and solved and therefore the network transaction fee revenue is not consistently paid out. We expect that network transaction fees will be a very small contributor to total miner Bitcoin rewards.

The Company’s cost of Bitcoin revenue consists primarily of direct costs of earning the Bitcoins related to mining operations, namely electric power costs, other utilities, labor, insurance whether incurred directly from self-mining operations or reimbursed, including any revenue sharing arrangements under hosting agreements, but excluding depreciation and amortization, which are separately stated in the Company’s Consolidated Statement of Operations.

Commodities

The Company recognizes revenue for their proportionate share of revenue when: (i) the Company receives notification of the successful sale of a load of crude oil to a buyer; (ii) the buyer will provide a price based on the average monthly price of crude oil in the most recent month; and (iii) cash is received the following month from the crude oil buyer.

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

Bitcoin

Bitcoin is included in current assets in the consolidated balance sheets as intangible assets with indefinite useful lives. Bitcoin is recorded at cost less impairment.

The Company accounts for its Bitcoins as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. The Company determines the fair value of its Bitcoins on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active trading platform that the Company has determined is its principal market for Bitcoin (Level 1 inputs). The Company performs an analysis each day, comparing the carrying amount of the Company’s Bitcoin with their fair value based on the lowest market price that day at the single Bitcoin level (one bitcoin). The excess, if any, represents a recognized impairment loss.. Impairment losses are recorded in the line item “Bitcoin impairment losses” in the Company’s Consolidated Statements of Operations.

To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Bitcoin awarded to the Company through its mining activities are included as an adjustment to reconcile net loss to cash provided by (or used in) operating activities on the accompanying Consolidated Statements of Cash Flows. The sales (if any) of Bitcoin are included within investing activities in the accompanying Consolidated Statements of Cash Flows and any realized gains or losses (if any) from such sales are included in operating income in the Company’s Consolidated Statement of Operations. The Company accounts for sales of Bitcoins in accordance with the first in first out (FIFO) method of accounting.

Impairment losses related to Bitcoin is included in the Bitcoin Mining segment.

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

The carrying values of the Company’s financial instruments such as cash, accounts payable, and accrued expenses approximate their respective fair values because of the short-term nature of those financial instruments.

Bitcoin will consist of Bitcoin assets and will be presented in current assets. Fair value will be determined by taking the price of the coins from the trading platforms which Agora will most frequently use.

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its chief operating decision makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings and the March 27, 2020 acquisition of Banner Midstream consisted of three segments, Financial, Oil and Gas and Technology. Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company would add a fourth reporting segment to account for their Bitcoin mining business. Additionally, on July 1, 2021 the Company will report its home office costs into the Oil and Gas segment, charge its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Finance and Bitcoin Mining segments to account for this home office allocation. The Company classified their reporting segments in these three divisions through March 31, 2022, when the Company determined that pursuant to ASC 205-20-45-1E that the operations related to the Financial Services segment would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022. As a result of this reclassification, the Company’s segment reporting has removed the Financing segment for the years ended March 31, 2022 and 2021, respectively.

Derivative Financial Instruments

The Company does not currently use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks, but may explore hedging oil prices in the current fiscal year. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company generally uses a Black-Scholes model, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is remeasured at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the derivative liabilities.

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

The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe this new guidance will have a material impact on its consolidated financial statements.

In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: i) for a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company does not believe this new guidance will have a material impact on its consolidated financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Production Data

The following tables set forth our production data for the years ended March 31, 2022 and 2021:

	Years Ended March 31,
	2022		2021
	Bbls		Bbls
	Gross	Net	Gross	Net
Production Data:
By State/County
Mississippi
Holmes	1,838	1,378	6	3
Amite	12,054	9,629	13,853	11,063
Wilkinson	13,619	10,560	10,964	8,765
Pike	1,327	1,019	752	611
	28,838	22,586	25,575	20,442

Louisiana
Catahoula	5,534	4,186	4,019	3,197
Concordia	8,626	4,407	6,650	3,128
Tensas	3,209	2,407	2,724	2,024
Lasalle	609	330	1,013	549
Avoyelles	44,558	30,371	12,166	8,469
	62,536	41,701	26,572	17,367

Total	91,374	64,287	52,147	37,809

Results of Operations

Fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021

Revenues

	2022	2021
Revenue from continuing operations:
Bitcoin mining	$26,495	$-
Oil and Gas Production	6,814,706	2,362,577
Transportation Services	18,457,567	12,318,309
Fuel Rebate	251,945	243,961
Equipment Rental and other	48,932	159,685
	$25,599,645	$15,084,532

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues from oil production are a function of oil production volumes sold and average sales prices received for those volumes.

	Years Ended March 31,
	2022	2021
Revenues:
Oil and natural gas sales, net of taxes	$6,769,419	$2,362,577
Other	45,287	-
Total revenues	$6,814,706	$2,362,577

Revenues for FY 2022 were $25,599,645 as compared to $15,084,532 for FY 2021. The increase was primarily due to an increase in revenues from its oil production and transportation services operations related to higher average oil prices during FY 2022, as well as an overall increase in production from 127 barrels of oil per day (“BOPD”) in FY 2021 to 186 in BOPD in FY 2022, and additional customers added with respect to our transportation services business.

Revenues were comprised of $25,572,463 and $15,084,532 in the oil and gas segment (including $18,457,567 and $12,318,309 in the transportation services business and $6,814,706 and $2,362,577 in the oil and gas production business, respectively), and $27,182 and $0 from the Bitcoin mining segment for FY 2022 and FY 2021, respectively. Additionally, revenue from fuel rebates were $251,945 and $243,961, and revenue from equipment rental and other sources were $48,932 and $159,685 for FY 2022 and FY 2021, respectively, which amounts are also included in the oil and gas segment. There were no revenues from our technology segment during FY 2022 or FY 2021.

The Company’s Bitcoin operations began in FY 2022, and therefore no amounts are reflected for that segment for FY 2021. The equipment leasing has begun winding down and is expected to continue to be an immaterial portion of overall revenue in future periods.

Cost of Revenues and Gross Profit

The following table shows costs of revenues for FY 2022 and FY 2021:

	Years Ended March 31,
	2022	2021
Total	$13,455,913	$14,726,936

Cost of revenues for FY 2022 was $13,455,913 as compared to $14,726,936 for FY 2021, primarily because of decreased owner operator and fuel expenses in the year ended March 31, 2022 compared to the year ended March 31, 2021. The increase in gross profit margins to 47.4% in FY 2022 compared to 2.4% in FY 2021 was primarily due to the increase in revenues in the Company’s oil and gas operations, which operates at a much higher gross margin than the Company’s transportation business. Cost of revenues was comprised of $13,272,323 and $14,726,936 in the oil and gas segment and $183,590 and $0 in the Bitcoin mining segment for FY 2022 and FY 2021, respectively. There were no cost of revenues in the technology segment for FY 2022 and FY 2021.

Operating Expenses

The following table shows operating expenses by segment for FY 2022 and FY 2021:

	Year Ended March 31,
	2022	2021
Segment
Oil and gas segment	$26,408,940	$15,924,959
Technology segment	3,236,472	3,416,658
Bitcoin Segment	7,008,317	-
Total	$36,653,729	$19,339,617

The following table shows operating expenses for continuing operations for FY 2022 and FY 2021:

	Years Ended March 31,
	2022	2021
Operating Expenses
Salaries and salaries related costs	$12,091,385	$6,836,443
Professional and consulting fees	1,271,247	1,381,774
Oilfield supplies and repairs	4,467,431	1,909,545
Selling, general and administrative costs	11,382,625	6,368,409
Depreciation, amortization, depletion, accretion, and impairment	7,348,813	1,902,806
Bitcoin impairment losses	7,228	-
Research and development	-	882,640
	$36,568,729	$19,281,617

The increase in total operating expenses was due principally to expenses incurred in establishing our Bitcoin mining operations within Agora and additional expenses related to preparing the Agora Registration Statement and planning for its upcoming spin-off. The remaining increase in operating expenses related to the Company’s scaling of its oil and gas operations and transportations divisions, which increased in correlation with the revenues of those business respectively.

Increased oil prices in FY 2022 have aided our oil and gas production operations by increasing revenue as a result of the higher prices, but are also increasing drilling costs due to the increase in demand for ancillary drilling services.

Selling, General and Administrative

The following table shows selling, general and administrative expenses in continuing operations for FY 2022 and FY 2021:

	Years Ended March 31,
	2022	2021
Selling, general and administrative costs
Capital Raising Costs	$2,129,776	$772,661
Insurance	3,229,679	1,550,684
Legal/Audit/Accounting expenses	1,411,284	1,341,661
Factoring expenses	417,338	317,609
Equipment Rental	633,062	71,048
Development Costs	151,805	-
Other	3,409,681	2,314,746
	$11,382,625	$6,368,409

Selling, general and administrative expenses for FY 2022 were $11,382,625 compared with $6,368,409 for FY 2021. The increase in selling, general and administrative expenses for FY 2022 compared to FY 2021 related to additional expenses related to the commencement of operations in Agora. Insurance expense for FY 2021 included a one-time adjustment in oil and gas segment.

Salaries and salaries related costs

Salaries and salaries related costs were $12,091,385 for FY 2022 compared to $6,836,443 for FY 2021, with the increase primarily due to the staffing of Agora and preparation of its initial public offering, which included procuring employees and management and related compensation for Agora as well as stock-based compensation expense related to Agora.

Oilfield Supplies and Repairs

Oilfield supplies and repairs were $4,467,431 for FY 2022 compared to $1,909,545 for FY 2021, with the increase primarily due to additional procedures performed related to the completion and production of the Deshotel well in addition to various workover procedures to increase production on existing wells.

Depreciation, Amortization, Depletion, Accretion and Impairment

The following table shows depreciation, amortization, depletion, accretion and impairment expenses for the years ended March 31, 2022 and 2021:

	Years Ended March 31,
	2022	2021
Depletion and impairment of proved oil and natural gas properties	$2,832,370	$739,036
Depletion of drilled wells	1,961,477	130,490
Impairment of undeveloped oil and gas reserves	1,235,285	-
Depreciation of sand frac transportation equipment	460,464	434,063
Depreciation of midstream assets	7,485	-
Depreciation and impairment of technology segment assets	291,905	249,962
Depreciation of Bitstream mining assets	55,401	-
Amortization of intangible assets	348,814	284,855
Asset retirement obligation accretion	155,612	64,400
Depreciation, amortization, depletion, accretion and impairment expense	$7,348,813	$1,902,806

Depreciation, amortization, depletion, accretion and impairment expenses were comprised of $7,001,507 and $1,652,844 in the oil and gas segment; $55,401 and $0 in the Bitcoin mining segment, and $291,905 and $249,962 in the technology segment for FY 2022 and FY 2021, respectively.

The increase in depletion of proved oil and natural gas properties of $2,093,334 and the increase in depletion of drilled wells of $1,830,987 for FY 2022 is primarily due to an adjustment of projected lifetime production at the Deshotel #24 well.

Research and Development

There were no research and development expense in FY 2022, compared to $882,640 in FY 2021. The reduction in costs related primarily to the inactive status of Zest as the litigation affected its ability to operate with our limited cash.

Other Income (Expense)

The following table shows other income (expense) for continuing operations for FY 2022 and FY 2021:

	Years Ended March 31,
	2022	2021
Change in fair value of derivative liabilities	$15,386,301	$(18,518,459)
Gain on exchange of warrants for common stock	-	21,084,040
Loss on conversion of long-term debt and accrued expenses	-	(3,969,165)
Loss on disposal of fixed assets	-	(104,938)
Loss on abandonment of oil and gas property	-	(109,407)
Loss on sale of oil and gas property and ARO	(586,292)	-
Forgiveness of debt	-	1,850,133
Interest expense, net of interest income	(668,050)	(2,519,783)
Other income (expense)	$14,131,959	$(2,287,579)

Total other income was $14,131,959 in FY 2022, compared to total other (expense) of $(2,287,579) in FY 2021. Change in fair value of derivative liabilities for FY 2022 was a non-cash gain of $15,386,301 as compared to a non-cash loss of ($18,518,459) for FY 2021. The income was a result of the decrease in our stock price in FY 2022 compared to an increase in our stock price in FY 2021 as well as the issuance of warrants in August 2021.

There was a gain in FY 2021 from the extinguishment of the derivative liabilities that when converted to shares of common stock of $21,084,040. In addition, in FY 2021, there was a loss on the conversion of debt and other liabilities to shares of common stock of $3,969,165. The negative change in fair value of derivative liabilities in FY 2021 was offset by a non-cash gain on exchange of warrants for common stock of $21,084,040 in FY 2021, with no corresponding gain or loss in FY 2022.

Interest expense, net of interest income, for FY 2022 was $(668,050) as compared to $(2,519,783) for FY 2021. The decrease in interest expense was the result of a reduction in our long-term debt and interest incurred on the debt assumed in the Banner acquisition, the amortization of debt discount of $149,394 as well as the value related to the granting of warrants for interest of $1,789,227. For FY 2022, value related to the granting of warrants for interest was $545,125.

Oil, Natural Gas and Natural Gas Liquids Costs and Expenses

	Years Ended March 31,
	2022	2021
Costs and expenses (income):
Production	$1,333,666	$5,705,958
Exploration, abandonment, and impairment	397,198	7,420
Oilfield supplies and repairs	4,021,600	1,813,469
Oil & Gas production taxes	235,166	135,717
General and administrative	2,161,153	4,773,821
Depreciation and amortization	33,438	355,280
Depletion	4,793,847	739,037
Accretion	155,612	64,400
Impairment	1,235,285	-
Loss on sale of oil and gas property	885,797	-
Loss on abandonment of oil and gas property	-	109,407

Net Income (loss) from Continuing Operations

The following table shows net income (loss) from continuing operations for the years ended March 31, 2022 and 2021:

	Years Ended March 31,
	2022	2021
Oil and gas Segment	$(957,343)	$(17,767,608)
Bitcoin Mining Segment	(7,282,341)	-
Technology Segment	(2,138,354)	(3,501,992)
Net Income (loss) from continuing operations	$(10,378,038)	$(21,269,600)

FY 2022 was ($10,378,038) as compared to ($21,269,600) for FY 2021. The $10,891,562 decrease in net loss from continuing operations was primarily due to a $15,386,301 increase in fair value of derivative liabilities caused by a decrease in our stock price, together with an increase in revenue to $25,599,645, in FY 2022. In FY 2021, revenue of $15,084,532 and a gain on exchange of warrants for common stock of $21,084,040 were offset primarily by a change in fair value of derivative liabilities of ($18,518,459), loss on conversion of long-term debt of ($3,969,165), and interest expense, net of interest income, of ($2,519,783).

Income (loss) from continuing operations was comprised of $325,005 and ($17,767,608) in the oil and gas segment; ($7,282,341) and $0 in the Bitcoin mining segment; and ($2,138,354) and $(3,501,992) in the technology segment for FY 2022 and FY 2021, respectively. The difference in our oil and gas segment was primarily due to the commencement of production on the Deshotel well in addition to increased revenues in our transportation division.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable and accounts payable and capital expenditures.

For FY 2022 and FY 2021, the Company had a net loss from continuing operations of ($10,293,038) and ($21,211,600), respectively, had a working capital deficit of $8,394,850 and $11,846,156 as of March 31, 2022 and 2021, and has an accumulated deficit as of March 31, 2022 of ($158,868,204). As of July 1, 2022, the Company has $8,013,181 in cash and cash equivalents. The increase in the working capital deficit is the result of the start-up of Agora’s Bitcoin mining operation and the expansion of our oil and gas drilling programs in FY 2022. The Company believes this cash plus revenue from operations is sufficient to meet our cash needs for the 12 months following the filing of this Report.

Net cash used in operating activities was ($9,884,095) for FY 2022, as compared to ($12,584,771) for FY 2021. Cash used in operating activities is related to the Company’s net loss partially offset by non-cash expenses, including share-based compensation, change in non-controlling interest and the change in the fair value of the derivative liability and net losses incurred in the conversion of debt and liabilities to shares of common stock, as well as losses on the sale of fixed assets and disposal or abandonment of oil and gas properties.

Net cash used in investing activities was ($8,618,205) for FY 2022, compared to ($6,385,565) for FY 2021. Net cash used in investing activities in FY 2022 related primarily to the purchase of fixed assets as well as power development costs for Agora’s Bitcoin mining operations of ($2,000,000) and oil and gas properties of $(303,500), offset by sale of fixed assets of $2,500 and proceeds from the sale of oil and gas properties of $906,274. For FY 2021, the cash used in investing activities related to advancement of a note receivable of ($275,000), the net purchases of fixed assets and oil and gas properties including drilling costs of $(3,414,023), and capitalized drilling costs ($2,696,542).

Net cash provided by financing activities for FY 2022 was $17,691,852 which included $19,228,948 (net of fees) raised via issuance of common stock and warrants in a registered direct offering and stock for the exercise of stock options, partially offset by $1,434,855 in net repayments of debt including notes issued to related parties. This compared with FY 2021 net cash provided by financing activities of $19,782,269 which included $7,666,303 (net of fees) raised via issuance of common stock in a registered direct offering, stock for the exercise of warrants of $16,119,595, $501,958 from the exercise of stock options, $2,470,209 from proceeds received from debt from loans made by related and non-related parties, partially offset by ($5,723,404) from payments on debt to both related and non-related parties and ($1,130,068) in payments to prior owners.

To date we have financed our operations through sales of common stock, convertible preferred stock and other derivative securities and the issuance of debt.

We expect that in the long term the revenue generated operations in our oil and gas segment will continue to provide liquidity to the Company moving forward. The Company’s capital program for production enhancement and development is expected to be significantly focused on exploiting legacy acreage positions that are economically viable at today’s oil prices. We anticipate that management’s focus on legacy acreage enhancement and development will positively benefit the balance sheet by producing hydrocarbons during a time of increasing demand after the negative impacts of COVID-19 and other geopolitical and economic factors have driven up the prices of crude oil. We continue to identify drilling projects and our revenue continues to experience increases due to the price of oil, if and to the extent they remain at relatively high levels in future periods. Supply chain issues and inflationary concerns have not materially impacted our business to-date, however we plan to monitor these developments and adjust our business where management deems necessary.

The amount and timing of our capital expenditures are largely discretionary and within the control of our management and Board of Directors. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We currently continue to execute on our strategy to reinvest cash flow from operations to enhance, develop and increase oil production, strengthening our balance sheet. We intend to continue monitoring commodity prices and overall market conditions and can adjust capital deployment in response to changes in commodity prices and overall market conditions.

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

Well Opening Requirements

The Company has continuous drilling requirements to drill or re-complete a well on its 9,615 Peabody Blackhawk lease every 270 days to keep the lease active. The Company drilled and completed a well in February 2022 on this oil and gas mineral lease and extended the lease to at least November 2022. In February 2022, our cost to drill a well in this formation was approximately $200,000 but depending on the formation drilled, the costs could be as high as approximately $2,000,000. In this event, we would likely seek significant partners to share the cost. We have already agreed to afford the BitNile subsidiary a 25% participation right in future wells we drill.

Agora Line of Credit

As of June 30, 2022, the Company has advanced a total of $5,614,367 to Agora under a $7.5 million term line of credit note issued to the Company by Agora which bears interest at a rate of 10% per annum. Agora will be required to repay any sums we lend it on March 31, 2023 with accrued interest. The Company has agreed to loan Agora $5 million from the proceeds it received from the June 2022 private placement transaction described below to fund Agora’s Bitcoin mining business.

Impairment

For FY 2022 and 2021, the Company impaired undeveloped reserves totaling $1,235,285 and $0, respectively.

June 2022 Private Placement

On June 8, 2022 the Company entered into a Securities Purchase Agreement with DPL, pursuant to which the Company sold the Purchaser 1,200 shares of Series A, 102,881 Commitment Shares, and a Warrant to purchase shares of common stock (the “Warrant”) for a total purchase price of $12,000,000. As of June 29, 2022, the Company has received the $12,000,000 purchase price from DPL.

Each share of Series A has a stated value of $10,000 and is convertible into shares of common stock at a conversion price of $2.10 per share, subject to certain adjustment provisions. The holder’s conversion of the Series A is subject to a beneficial ownership limitation of 19.9% of the issued and outstanding common stock as of the issuance date of the Series A, unless and until the Company obtains shareholder and Nasdaq approval for the conversion of more than that amount, in order to comply with Nasdaq Rules. In addition, the conversion rights in general do not become effective until the first day after the record date for the shareholders meeting seeking such shareholder approval. There are also standard 4.99% and 9.9% beneficial ownership limitations. The Series A is entitled to vote with the common stock as a single class on an as-converted basis, subject to certain limitations. Initially, the holder may designate one director.

The holder of shares of the Series A is entitled to receive cumulative cash dividends at an annual rate of 12.6% of the stated value, which is equivalent to $1,260 per year per share, payable monthly beginning on the issuance date and continuing until the earlier of (a) June 8, 2024, and (b) the date on which the holder no longer holds any shares of Series A. If the Company fails to make one or more dividend payments, whether or not consecutive, a default dividend rate of 18% per annum will apply until all accumulated dividend payments have been made. Additionally, at any time beginning on or after June 8, 2024, the holder of Series A may cause the Company to redeem some or all of the shares of Series A it holds at a redemption price of $1,200 per share, plus any accumulated and unpaid dividends thereon.

The Series A Certificate of Designation (the “Series A Certificate”) subjects the Company to negative covenants restricting its ability to take certain actions without prior approval from the holder(s) of a majority of the outstanding shares of Series A for as long as the holder(s) continue to hold at least 25% (or such higher percentage as set forth in the Series A Certificate) of the Series A shares issued on the closing date of the financing. These restrictive covenants include the following actions by the Company, subject to certain exceptions and limitations:

(i)	payment or declaration of any dividend (other than pursuant to the Series A Certificate);

(ii)	investment in, purchase or acquisition of any assets or capital stock of any entity for an amount that exceeds $100,000 in any one transaction or $250,000, in the aggregate;

(iii)	issuance of any shares of common stock or other securities convertible into or exercisable or exchangeable for shares of common stock;

(iv)	incurrence of indebtedness, liens, or guaranty obligations, in an aggregate amount in excess of $50,000 in any individual transaction or $100,000 in the aggregate;

(v)	sale, lease, transfer or disposal of any of its properties having a value calculated in accordance with GAAP of more than $50,000;

(vi)	increase in any manner the compensation or fringe benefits of any of its directors, officers, employees; and

(vii)	merger or consolidation with, or purchase a substantial portion of the assets of, or by any other manner the acquisition or combination with any business or entity.

The Warrant issued to DPL is structured as a poison pill in order to insure the Company will spin-off its subsidiaries and favorably consider a proposed reverse merger. It provides the holder with the right to purchase a number of shares of common stock as would enable the holder together with its affiliates to beneficially own 49% of the Company’s common stock, calculated on a fully diluted basis, at an exercise price of $0.001 per share, including the Commitment Shares and shares of common stock underlying the Series A unless sold. The Warrant becomes exercisable beginning after the completion by the Company of distributions to the Company’s security holders or to any other subsidiary of the Company’s equity ownership of its three principal subsidiaries: Agora, Banner, and Zest Labs (the “Distributions”), provided that as of such time (i) the Warrant has been approved by the Company’s shareholders and Nasdaq, and (ii) the holder together with its affiliates does not beneficially own at least 50% of the Company’s outstanding common stock. The Warrant is subject to forfeiture if (x) the Distributions have not occurred within two years, (y) the shareholder approvals have not been obtained following three meetings for such purpose, or (z) the holder and its affiliates collectively beneficially own 50% or more of the Company’s outstanding common stock. However, in the event of the failure of the Company to complete the Distributions as contemplated by clause (x) or obtain shareholder approval as contemplated by clause (y) and provided the event contemplated by clause (z) has not occurred, the Warrant may be exercised notwithstanding anything in the Warrant to the contrary. The Warrant may be exercised on a cashless basis. The Warrant expires on June 8, 2027.

The secured note from the sale of Trend is due June 16, 2025 and bears interest at a rate of 5% per year, subject to increase to 10% while an event of default has occurred and is continuing. The Purchaser’s obligations under the note are secured by a first lien secured interest in the assets of the Purchaser, and are also guaranteed by the Purchaser’s newly acquired subsidiaries.

2018 Line of Credit

On December 28, 2018, the Company entered into a $10,000,000 credit facility that includes a loan and security agreement wherein the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. Under the facility the Company may request draws from the lender up to $1,000,000 with a cap of $10,000,000. In FY 2022, the Company borrowed $595,855, which includes $25,855 in commitment fees, with the balance of $575,000 being deposited directly into the Company. Interest incurred for FY 2022 and accrued as of March 31, 2022 was $2,233. There were no advances in FY 2021. With the sale of Trend Holdings, we no longer can access this line of credit.

Impact of Inflation

In 2022, data indicates a sharp rise in inflation in the U.S. and globally. In the U.S., inflation has been triggered by constrained supplies and increasing demand of certain goods and services as recovery from the COVID-19 pandemic continues. The Company’s revenues, capital and operating costs are influenced to a larger extent by specific price changes in the oil and natural gas industry and allied industries rather than by changes in general inflation. Crude oil prices generally reflect the balance between supply and demand, with crude oil prices being particularly sensitive to OPEC production levels, the Biden Administration’s efforts to reduce drilling and transition away from fossil fuels and/or attitudes of traders concerning supply and demand in the future. Prices for oil and gas related services such as those we supply though Pinnacle Frac and truck drivers we procure to assist in those efforts are also affected by the worldwide prices for crude oil. As a result of increasing prices for oil and natural gas, in 2021 and thus far in 2022, higher costs for goods and services in the oil and gas industry are being observed.

In response to recent inflationary pressures in the U.S., the Federal Reserve commenced interest rate hikes in calendar year 2022 in an effort to combat inflation. Because of these and other developments, a recession is expected in the coming months by many economic analysts, which may, among other things, reduce demand for our products and services as well as increase operating costs to the extent we are unable to procure required resources to continue our operations.

As a result of the overall volatility of oil prices, it is not possible to predict the Company’s future cost of oil it produces or services it uses or provides.

Off-Balance Sheet Arrangements

As of March 31, 2022 and 2021, we had no off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our oil and gas reserves, future operating results, including the expected increase in revenues from the energy business and continued losses and negative cash flows, anticipated or potential transactions with BitNile and/or its affiliates, expected substantial investments to fund our business and support growth, including expenditures related to the joint drilling venture, our Bitcoin mining operations through Agora and Agora’s initial public offering, the planned spin-offs of certain of our other subsidiaries, expected use of proceeds of our recent financing with DPL and cash generated from our operations, future impact of reduced oil and gas prices or reduced demand, potential future expansion of our oil and gas asset portfolio or other strategic transactions, our beliefs regarding the classification of drivers and owner-operators as independent contractors, our plans with respect to loss reserves, the sufficiency of our aggregate insurance limits, our expectations with respect to future developments in our ongoing litigation, and future liquidity.

All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include oil and gas price volatility and the continuation of high oil prices, the impact of future strains of COVID-19, the Russian invasion of the Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy including the potential for a recession which may result, supply chain shortages, the future prices of, and demand for, oil and gas, our ability to efficiently develop our current oil reserves and economically find or acquire additional recoverable reserves, general risks related to drilling operations, any further delays or difficulties in the completion of Agora’s initial public offering or its listing on Nasdaq, regulatory or other delays with our planned spin-offs, including delays or challenges in obtaining the requisite approvals, future adverse regulatory changes with respect to oil and gas exploration and production, Bitcoin, and classification of independent contractors as employees, any issues which could result in unfavorable outcomes of one or both of our ongoing lawsuits, continued service of key management and employees, and the availability of capital on acceptable terms when needed or at all, including as the result of the recent climate change initiatives and economic volatility. Further information on the risks and uncertainties affecting our business is contained in Part I. Item 1A. – Risk Factors. Further, with respect to Agora and its operations, Agora’s registration statement on Form S-1 (File No. 333-261246), as amended, sets forth additional risks and uncertainties specific to its business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Ecoark Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ecoark Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

 Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Goodwill

Critical Audit Matter Description

As described in Note 8 to the financial statements, the Company has $7 million as Goodwill arising from acquisition of Banner Midstream in March 2020 and goodwill of $3.2 million classified as non-current asset held for sale from acquisition of Trend Holdings in May 2019. Management tests goodwill annually for impairment of value or more frequently when potential impairment triggering events are present. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. We determined the impairment of goodwill as a critical audit matter as it involved high level of management judgment and in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence related to management’s valuation methods and significant assumptions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the Company’s assertion on impairment of goodwill included the following, among others -

●	We utilized personnel with specialized knowledge and skill in valuation to assist in; a) assessing the appropriateness and relative weighting of valuation methodology for goodwill, b) evaluating the reasonableness of the growth rates, percent of revenues lost without existing agreements, discount rate used in the income approach, c) evaluating the reasonableness of the assumptions and estimates used in the various valuation methodologies.

●	Evaluate the reasonableness of management’s significant estimates and assumptions including revenue growth rates and EBITDA margins, discount rates and futures market conditions.

●	Evaluate if there have been events and circumstances that might indicate Goodwill has been impaired.

Impairment of Proved and Undeveloped Oil and Gas Reserves –

Critical Audit Matter Description

As described in Note 12 to the financial statements, the Company has $1.7 million proved reserved and $4.9 million as Undeveloped and Non-Producing Oil and Gas Properties which consists of all costs associated with acquisition, exploration and development of oil and gas reserves. We have identified the determination of impairment on proved and undeveloped oil and gas asset as a critical audit matter as (i) there was a high degree of auditor judgment and subjectivity involved in performing procedures and evaluating audit evidence related to the evaluation of whether impairment needs to be charged on the undeveloped Oil and Gas Properties due to the significant amount of judgment by management when developing the estimates, (ii) significant audit effort was necessary to evaluate management’s anticipated and significant assumptions, and the fund raising by the company.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the Company’s assertion on impairment of proved and undeveloped oil and gas reserves included the following, among others, a test report obtained from a petroleum consultant on the proved reserves estimating the proved reserves, future production and income attributable to certain leasehold interests, evaluating managements estimates of impairment analysis by testing the funding raised during the period and the evaluation of the board minutes on the future estimated timeline of the drilling plan, testing the capitalization of Oil and Gas properties during the year. Evaluating management’s assumptions related to the basis of further drilling required in evaluating whether the assumptions were reasonable considering, (i) the subsequent fund raising activity, and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

PCAOB ID 587

New York, New York

July 7, 2022

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022 AND 2021

	MARCH 31,	MARCH 31,
	2022	2021
ASSETS

CURRENT ASSETS:

Cash ($85,000 pledged as collateral for credit as of March 31, 2022 and 2021, respectively and $251,050 and $250,413 restricted as of March 31, 2022 and 2021, respectively)	$407,656	$1,218,104
Accounts receivable, net of allowance of $208,713 as of March 31, 2022 and 2021, respectively	798,871	991,337
Inventories - Crude Oil	107,026	122,007
Intangible assets, Bitcoin	19,267	-
Prepaid expenses and other current assets	1,564,575	1,942,295
Current assets held for sale	482,731	296,195

Total current assets	3,380,126	4,569,938

NON-CURRENT ASSETS:
Property and equipment, net	10,329,573	3,695,324
Intangible assets, net	1,716,331	2,065,145
Power development costs	2,000,000	-
Oil and gas properties, full cost-method	6,626,793	12,352,479
Capitalized drilling costs, net of depletion	604,574	2,566,052
Goodwill	7,001,247	7,001,247
Right of use assets - financing leases	301,126	444,852
Right of use assets - operating leases	768,726	478,965
Other assets	25,948	-
Non-current assets of discontinued operations/held for sale	3,222,799	3,416,703

Total non-current assets	32,597,117	32,020,767

TOTAL ASSETS	$35,977,243	$36,590,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$3,896,661	$3,617,206
Accrued liabilities	1,867,693	3,578,554
Warrant derivative liabilities	4,318,630	7,213,407
Current portion of long-term debt	1,181,021	1,055,578
Note payable - related parties	-	577,500
Current portion of lease liability - financing leases	145,174	140,914
Current portion of lease liability - operating leases	317,718	211,494
Current liabilities of discontinued operations/held for sale	48,079	21,441

Total current liabilities	11,774,976	16,416,094

NON-CURRENT LIABILITIES
Lease liability - financing leases, net of current portion	149,884	295,058
Lease liability - operating leases, net of current portion	478,730	309,053
Long-term debt, net of current portion	135,314	1,011,932
Asset retirement obligations	1,303,751	1,531,589

Total non-current liabilities	2,067,679	3,147,632

Total Liabilities	13,842,655	19,563,726

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and 2021, respectively	-	-
Common stock, $0.001 par value, 40,000,000 and 30,000,000 shares authorized, 26,364,099 and 22,705,775 shares issued and 26,247,000 and 22,589,000 shares outstanding as of March 31, 2022 and 2021, respectively	26,364	22,705
Additional paid in capital	183,246,061	167,587,659
Accumulated deficit	(158,868,204)	(148,912,810)
Treasury stock, at cost	(1,670,575)	(1,670,575)

Total stockholders’ equity before non-controlling interest	22,733,646	17,026,979
Non-controlling interest	(599,058)	-

Total stockholders’ equity	22,134,588	17,026,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,977,243	$36,590,705

See notes to consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	MARCH 31,
	2022	2021
CONTINUING OPERATIONS:
REVENUES	$25,599,645	$15,084,532
COST OF REVENUES	13,455,913	14,726,936
GROSS PROFIT	12,143,732	357,596

OPERATING EXPENSES
Salaries and salaries related costs	12,091,385	6,836,443
Professional and consulting fees	1,271,247	1,381,774
Oilfield supplies and repairs	4,467,431	1,909,545
Selling, general and administrative costs	11,382,625	6,368,409
Depreciation, amortization, impairment, depletion, and accretion	7,348,813	1,902,806
Bitcoin impairment losses	7,228	-
Research and development	-	882,640

Total operating expenses	36,568,729	19,281,617

LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(24,424,997)	(18,924,021)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	15,386,301	(18,518,459)
Gain (loss) on exchange of warrants for common stock	-	21,084,040
Loss on conversion of long-term debt and accrued expenses	-	(3,969,165)
Gain (loss) on disposal of fixed assets	-	(104,938)
Loss on abandonment of oil and gas property	-	(109,407)
Loss on sale of oil and gas property and ARO	(586,292)	-
Forgiveness of debt	-	1,850,133
Interest expense, net of interest income	(668,050)	(2,519,783)
Total other income (expense)	14,131,959	(2,287,579)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(10,293,038)	(21,211,600)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(176,414)	380,163
Gain on disposal of discontinued operations	-	-
Total discontinued operations	(176,414)	380,163

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(10,469,452)	(20,831,437)

PROVISION FOR INCOME TAXES	(85,000)	(58,000)

NET LOSS	(10,554,452)	(20,889,437)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	629,058	-

NET LOSS TO CONTROLLING INTEREST	$(9,925,394)	$(20,889,437)

NET LOSS (INCOME) PER SHARE – BASIC AND DILUTED
Continuing operations	$(0.38)	$(1.03)
Discontinued operations	(0.01)	0.02
	$(0.39)	$(1.01)
WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	25,131,399	20,550,812

See notes to consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	Preferred		Common Stock		Additional Paid-In	Accumulated	Treasury	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - March 31, 2020	1,082	$1	17,175,248	$17,175	$135,422,349	$(128,023,373)	$(1,670,575)	$-	$5,745,577

Shares issued in the exercise of warrants, net of expenses	-	-	3,171,723	3,172	16,116,423	-	-	-	16,119,595
Shares issued in the exercise of stock options	-	-	149,157	149	501,809	-	-	-	501,958
Shares issued in conversion of debt and accrued interest	-	-	715,958	716	6,576,060	-	-	-	6,576,776
Shares issued in conversion of accounts payable and accrued expenses	-	-	93,285	93	676,062	-	-	-	676,155
Conversion of preferred shares (Series C) to common shares	(1,082)	(1)	308,019	308	(307)	-	-	-	-
Shares issued services rendered	-	-	30,500	30	485,219	-	-	-	485,249
Shares issued in acquisition of oil and gas reserves and fixed assets	-	-	171,010	171	2,749,829	-	-	-	2,750,000
Shares issued in registered direct offering, net of amount allocated to derivative liability	-	-	888,889	889	3,010,115	-	-	-	3,011,004
Fractional adjustment	-	-	1,986	2	-	-	-	-	2
Share-based compensation	-	-	-	-	2,050,100	-	-	-	2,050,100
Net loss for the year	-	-	-	-	-	(20,889,437)	-	-	(20,889,437)

Balance - March 31, 2021	-	-	22,705,775	22,705	167,587,659	(148,912,810)	(1,670,575)	-	17,026,979

Shares issued in the exercise of stock options, including cashless exercises	-	-	20,265	20	28,280	-	-	-	28,300
Shares issued for services rendered	-	-	159,796	160	916,191	-	-	-	916,351
Shares issued in registered direct offering, net of amount allocated to derivative liability	-	-	3,478,261	3,478	8,023,601	-	-	-	8,027,079
Shares issued by Agora Digital Holdings, Inc. for services rendered, net of amounts prepaid	-	-	-	-	4,683,756	-	-	-	4,683,756
Fractional adjustment	-	-	2	1	(1)	-	-	-	-
Share-based compensation	-	-	-	-	2,006,575	-	-	-	2,006,575
Recognition of non-controlling interest	-	-	-	-	-	(30,000)	-	30,000	-

Net income (loss) for the period	-	-	-	-	-	(9,925,394)	-	(629,058)	(10,554,452)

Balance - March 31, 2022	-	$-	26,364,099	$26,364	$183,246,061	$(158,868,204)	$(1,670,575)	$(599,058)	$22,134,588

See notes to consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	MARCH 31,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(9,925,390)	$(21,269,600)
Adjustments to reconcile net loss to net cash used in operating activities
Change in non-controlling interest	(629,058)	-
Depreciation, amortization, depletion, and accretion	7,348,813	1,902,807
Bitcoin impairment losses	7,228	-
Share-based compensation	2,006,575	2,050,100
Bad debt, net of recovery	-	183,713
Change in fair value of derivative liabilities	(15,386,301)	18,518,459
Loss on disposal of oil and gas property, ARO and fixed assets	586,292	104,938
Forgiveness of debt	-	(1,850,133)
(Gain) loss on exchange of warrants	-	(21,084,040)
Common shares issued for services	916,351	485,249
Common shares issued for services - Agora	4,683,756	-
Loss on abandonment of oil and gas property	-	109,407
Warrants granted for interest expense	545,125	2,040,724
Warrants granted for commissions	744,530	308,205
Loss on conversion of debt and liabilities to common stock	-	3,969,165
Amortization of debt discount	-	149,394
Commitment fees on long-term debt	25,855	-
Changes in assets and liabilities
Accounts receivable	192,466	(1,028,190)
Inventory	4,456	(122,007)
Prepaid expenses and other current assets	352,259	(941,654)
Intangible assets - Bitcoin	(26,495)	-
Amortization of right of use asset - financing leases	143,726	144,250
Amortization of right of use asset - operating leases	216,844	158,303
Other assets	-	(4,475)
Interest on lease liability - financing leases	(10,373)	(14,481)
Operating lease expense	(230,704)	(79,530)
Accounts payable	385,350	2,953,465
Accrued liabilities	(1,674,997)	949,531
Total adjustments	201,698	8,903,200
Net cash used in operating activities of continuing operations	(9,723,692)	(12,366,400)
Net cash used in discontinued operations	(160,403)	(218,371)
Net cash used in operating activities	(9,884,095)	(12,584,771)

CASH FLOWS FROM INVESTING ACTIVITES
Advance of note receivable	-	(275,000)
Payment of power development costs	(2,000,000)	-
Purchases of oil and gas properties, net of asset retirement obligations	(303,500)	(3,215,060)
Drilling costs capitalized	-	(2,696,542)
Proceeds from sale of oil and gas properties	906,274	-
Proceeds from the sale of fixed assets	2,500	41,770
Purchase of fixed assets	(7,223,479)	(240,733)
Net cash used in investing activities	(8,618,205)	(6,385,565)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the issuance of common stock in a registered direct offering, net of fees	19,228,948	7,666,303
Proceeds from exercise of warrants, net of fees	-	16,119,595
Proceeds from exercise of stock options	28,300	501,958
Reduction of finance lease liability	(130,541)	(122,324)
Proceeds from notes payable - related parties	141,000	603,553
Repayments of notes payable - related parties	(718,500)	(1,622,566)
Proceeds from long-term debt	570,000	1,866,656
Repayment of long-term debt	(1,427,355)	(4,100,838)
Repayment to prior owners	-	(1,130,068)
Net cash provided by financing activities	17,691,852	19,782,269

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(810,448)	811,933

CASH AND RESTRCITED CASH - BEGINNING OF YEAR	1,218,104	406,171

CASH AND RESTRICTED CASH - END OF YEAR	$407,656	$1,218,104

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$161,225	$768,870
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Reclassification of assets of discontinued operations to current operations in fixed assets	$193,904	$-
Bifurcation of derivative liability in registered direct offering	$11,201,869	$-
Recognition of non-controlling interest	$30,000	$-
Preferred stock converted into common stock	$-	$-
Conversion of long-term debt and notes payable and accrued interest into common stock	$-	$6,576,776
Conversion of accounts payable and accrued liabilities into common stock	$-	$676,155
Shares issued for acquisition of oil and gas reserves and fixed assets, net of asset retirement obligations	$-	$2,860,000
Note receivable offset against oil and gas reserves in acquisition of Rabb	$-	$304,475
Lease liability recognized for ROU asset	$506,605	$440,681
Trade in of vehicle for ROU asset	$-	$55,525
Trade in of vehicle for long-term debt	$80,325	$-
Derivative liability recorded in issuance of common stock	$-	$4,655,299

See notes to consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings Inc. (“Ecoark Holdings” or the “Company”) is a diversified holding company, incorporated in the State of Nevada on November 19, 2007. Through Ecoark Holdings’ wholly owned subsidiaries, the Company has operations in three areas: (i) oil and gas, including exploration, production and drilling operations on over 30,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi and transportation services, (ii) post-harvest shelf-life and freshness food management technology, and (iii) the Bitcoin mining operation. The Company recently sold its financial services business. See Note 25, “Subsequent Events.” Since the acquisition of Banner Midstream Corp. on March 27, 2020, which currently comprises the exploration, production and drilling operations, the Company has focused its efforts to a considerable extent on expanding its exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases. The Company’s principal subsidiaries consist of Ecoark, Inc. (“Ecoark”), a Delaware corporation which is the parent of Zest Labs, Inc. (“Zest Labs”), Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) who was assigned the membership interest in Trend Discovery Holdings LLC, a Delaware limited liability corporation (all references to “Trend Holdings” or “Trend” are now synonymous with Agora) from the Company on September 17, 2021 upon its formation, which includes Bitstream Mining, LLC, the Company’s Bitcoin mining subsidiary.

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

Banner Midstream has four operating subsidiaries: Pinnacle Frac Transport LLC (“Pinnacle Frac”), Capstone Equipment Leasing LLC (“Capstone”), White River Holdings Corp. (“White River”), and Shamrock Upstream Energy LLC (“Shamrock”). Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors. These two operating subsidiaries of Banner Midstream are revenue producing entities. White River and Shamrock are engaged in oil and gas exploration, production, and drilling operations on over 30,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi.

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

On August 14, 2020, the Company entered into an Asset Purchase Agreement by and among the Company, White River E&P LLC, a Texas limited liability company and a wholly owned subsidiary of the Company Rabb Resources, LTD. and Claude Rabb, the sole owner of Rabb Resources, LTD. Pursuant to the Asset Purchase Agreement, the Company completed the acquisition of certain assets of Rabb Resources, LTD. The acquired assets consisted of certain real property and working interests in oil and gas mineral leases. The Company in June 2020 previously provided for bridge financing to Rabb Resources, LTD under the $225,000 Senior Secured Convertible Promissory Note. As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Rabb Resources, LTD. A total of $3,500,000 consisting of (i) $1,500,000 in cash, net of $304,475 in outstanding amounts related to the note receivable and accrued interest receivable, and (ii) $2,000,000 payable in common stock of the Company, which based on the closing price of the common stock as of the date of the Asset Purchase Agreement equaled 102,828 shares. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the Rabb Resources, LTD historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

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
MARCH 31, 2022 AND 2021

On October 9, 2020, the Company and White River SPV, entered into a Participation Agreement (the “Participation Agreement”) by and among the Company, White River SPV, BlackBrush Oil & Gas, L.P. (“BlackBrush”) and GeoTerre, LLC, an unrelated privately held limited liability company (the “Assignor”), to conduct drilling of wells in the Austin Chalk formation.

Pursuant to the Participation Agreement, the Company and White River SPV pre-funded a majority of the cost, $5,746,941, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation of which $3,387,000 was expensed as drilling costs. The Participation Agreement required the drilling costs that were paid into a designated escrow account at the commencement of the drilling in January 2021, which it was. BlackBrush agreed to assign to the other parties to the Participation Agreement, subject to certain exceptions and limitations specified therein, specified portions of its leasehold working interest in certain Austin Chalk formation units. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among the assignor, BlackBrush and the Company and then a re-allocation upon payout or payment of drilling and completion costs for each well drilled. Prior to payout, the Company will own 90% of the working interest and 67.5% of the net revenue interest in each well. Following payout, the Company will own 70% of working interest and 52.5% net revenue interest in each well.

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

The purchase prices of these leases were $125,474, $312,264 and $312,262, respectively, totaling $750,000. The consideration paid to the Sellers was in the form of 68,000 shares of common stock. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

In February and March 2021, the Company acquired additional leases for $916,242 under the Blackbrush/Deshotel lease related to the Participation Agreement.

On August 16, 2021 the Company and Shamrock Upstream Energy, LLC, a wholly-owned subsidiary of the Company entered into an agreement with a privately-held limited liability company to acquire working interests in the Luling Prospect for $250,000. No other assets were acquired in this transaction, nor was there any recognized ARO for this working interest. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

On September 1, 2021 the Company and White River Energy, LLC, a wholly-owned subsidiary of the Company entered into an agreement with several individuals to acquire working interests in the various leases in Concordia, LA for $53,500. No other assets were acquired in this transaction, nor was there any recognized ARO for this working interest. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

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

Effective December 29, 2020, the Company amended its Articles of Incorporation to reduce the authorized common stock from 40,000,000 shares to 30,000,000 shares.

On December 31, 2020, the Company completed a registered direct offering, whereby the Company issued 888,889 shares of common stock and 888,889 accompanying warrants to one institutional investor under the effective Form S-3 at $9.00 per share and accompanying warrant for a total of $8,000,000 in gross proceeds, before placement agent fees and other offering expenses. The warrants are exercisable for a two-year term at a strike price of $10.00 per share. The Company granted 62,222 warrants to the placement agent as compensation in addition to the $560 cash commission received by the placement agent. The placement agent warrants are exercisable at $11.25 per share and expire on January 2, 2023.

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

Trend Holdings formed four subsidiaries including: Bitstream Mining, LLC, a Texas limited liability company (“Bitstream”) on May 16, 2021. In addition Trend Holdings owned Barrier Crest, LLC (“Barrier Crest”) that was acquired along with Trend Capital Management, Inc. (“TCM”) that was acquired by Ecoark on May 31, 2019. On June 17, 2022, Agora sold Trend Holdings to an entity formed by the investment manager of Trend Discovery LP and Trend Discovery SPV and sold Trend Discovery Exploration LLC (“Trend Exploration”) to the Company. See Note 25, “Subsequent Events”. The Company reclassified the operations of Barrier Crest and Trend Capital Management, as discontinued operations as the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results. The Company made this determination for these segments to be held for sale as the criteria established under ASC 205-20-45-1E have been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022. The Company accounted for this sale as a disposal of the business under ASC 205-20-50-1(a) upon the closing of the sale at which time the gain or loss was recognized.

The Company assigned its membership interest in Trend Holdings and its related wholly owned subsidiaries to Agora on September 22, 2021, for the sale of the initial 100 shares for $10. On October 1, 2021, the Company purchased 41,671,121 shares of Agora common stock for $4,167,112 which Agora used to purchase equipment to commence the Bitstream operations.

Agora was organized by Ecoark Holdings to enter the Bitcoin mining business. Because of regulatory uncertainty over Bitcoin being deemed to be securities, Agora’s initial focus is on mining Bitcoin which we believe is not a security. Because of regulatory concerns and the changing regulatory environment, Agora intends to seek opportunities to engage with cryptocurrencies that do not involve the offer or sale of any securities.

On November 19, 2021 Agora filed a registration statement on Form S-1 (File No. 333-261246) in connection with its initial public offering of 10,000,000 units comprised of shares of common stock and warrants to purchase an equal number of shares of common stock. The Agora registration statement has undergone a series of amendments since its initial filing in November 2021 and has not yet been declared effective by the Securities and Exchange Commission (“SEC”). In addition, in connection with Agora public offering, Agora has applied for its common stock and warrants to be listed on The Nasdaq Capital Market.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Subject to completion of the Agora public offering and a Nasdaq uplisting described below, the Company intends to issue a stock dividend through a pro rata distribution of Agora’s common stock to Ecoark Holdings’ common stockholders and holders of common stock equivalents. Ecoark Holdings plans to distribute 80% of the Agora common stock it holds to its stockholders as of a future record date to be determined upon completion of regulatory compliance. Ecoark Holdings plans to retain the remaining 20% ownership in Agora on its balance sheet. As a result of the approval by the board of directors of the Company (the “Board”) to divest Agora, the Company has accounted for this as a disposal other than by sale. Assets to be disposed of other than by sale should continue to be classified as held and used until they are disposed of. Upon disposal, the Company must assess whether the disposed of assets qualify for discontinued operations reporting. If so, the Company will apply the presentation and disclosure requirements of ASC 205-20, and if not, the Company will apply the presentation and disclosure requirements of ASC 360-10.

On August 4, 2021, the Company’s common stock commenced trading on the Nasdaq Capital Market.

On October 6, 2021, the Company held a Special Meeting of Stockholders, at which the stockholders approved (a) an amendment to the Articles of Incorporation to increase the number of shares of authorized common stock of the Company from 30,000,000 shares to 40,000,000 shares; (b) an amendment to the Ecoark Holdings 2017 Omnibus Incentive Plan to increase the number of shares of common stock authorized for issuance under this plan from 800,000 shares to 1,300,000 shares; and (c) the issuance of 272,252 restricted stock units and an additional 63,998 restricted stock units to the then President of Zest Labs and director of the Company under this Plan, in exchange for the cancellation of 672,499 previously issued stock options.

Overview of Agora Digital Holdings, Inc.

Bitstream

Bitstream was organized to be our principal Bitcoin mining subsidiary. Bitstream has entered into a series of agreements and arrangements including arranging for a reliable and economical electric power source needed to efficiently mine Bitcoin, order miners, housing infrastructure and other infrastructure to mine Bitcoin and locate a third-party hosting service to operate the miners and the service’s more advanced miners. Agora has spent (and agreed to spend) between $12-$14 million in connection with these agreements, not including future revenue sharing.

Agora began beta testing its initial miners in mid-November 2021 and by the quarter ended September 30, 2022, we anticipate the Bitmain miners supplied by the counterparty will be operational.

Bitstream anticipates that they will deploy and operate data centers (facilities) with the sole purpose of mining Bitcoin, with Bitcoin initially as the focus. Agora anticipates powering these data centers by acquiring a long-term power contract to purchase electric power from the electric grid in Texas. Once the business is operational, Bitstream intends to continuously add data center facilities by reinvesting their revenues. All data centers will be remotely managed with onsite personnel for servicing and troubleshooting any operational issues. Bitstream plans to utilize the energy to power its energy intensive operations of Bitcoin mining. Additionally, if Texas experiences another power shortage during the winter or summer months from extreme weather conditions, Bitstream would be able to arbitrage power at favorable margins. Bitstream will do this by temporarily shutting down their Bitcoin mining operations and selling their purchased power back to the grid at favorable margins. In the winter of 2021, during the blackout, the price per kWh exceeded $10 at its peak imbalance, whereas Bitstream’s power cost is expected to be less than $0.03 per kWh.

Bitstream has:

●	entered into a letter of intent to obtain a source of electric power in West Texas, including the initial 12 megawatts (“MW”) of power, and an increase to 48 MW in the next six to twelve months, and has also entered into a second letter of intent for an additional 30 MW at a second location; subject in each case to entering into a definitive power purchase agreement with the retail power provider;

●	paid the power management company $2,422,500 which includes $2,000,000 in power development fees and is negotiating definitive agreements for the power; and

●	ordered 5,000 used Canaan AvalonMiners 841 13 tera hash per second (“TH/s”) miners for $1,350,000 plus shipping costs, which have all been delivered to the West Texas data centers.

Priority Power Management, LLC Letters of Intent to develop high performance data centers

On September 3, 2021, Bitstream entered into a letter of intent with PPM under which PPM will build a high-performance data center, which includes site acquisition, development and sourcing of electrical capacity of 12 MWs at a West Texas location. This letter of intent is subject to execution of a definitive agreement. The execution of a definitive agreement has been delayed pending closing of the Agora offering.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

We paid PPM a development fee of $1,000,000 and reimbursed it $96,000 which PPM paid to the utility for access to power that is imminently available and has longer term potential to reach a higher capacity. PPM has advised us that it has arranged for 12 MW of available capacity by signing a Distribution Facilities Extension Agreement (“DFEA”) with the utility and posting the required deposit of $96,000.

On October 20, 2021, Bitstream entered into a second letter of intent with PPM under which PPM will build a high-performance data center, which includes site acquisition, development and sourcing of electrical capacity of 30 MWs at a second West Texas location. This supplements the Company’s September 3, 2021 agreement to secure 12 MWs and as a result the Company will have a total of 42 MWs of electric power assuming execution of a definitive agreement. The execution of a definitive agreement has been delayed pending closing of the Agora offering. In connection with the second letter of intent, we paid PPM another development fee of $1,000,000 and reimbursed it $326,500 which PPM paid to a utility. We also agreed to pay PPM an additional $1,628,000 upon entering into the definitive agreement. PPM has advised us that it has arranged for 30 MW of available capacity by signing another DFEA with the utility for this second location and posting the required deposit of $326,500.

Both utility deposits will be used by the utility to cover any expenses incurred in readying their respective infrastructure to serve Bitstream’s contracted capacity under the DFEAs and reimburse any unspent monies.

Both development fees paid to PPM for the right to the DFEAs are classified as non-current assets. Once Bitstream acquires control of either site (which will occur upon entering into definitive agreements), the respective development fee shall be allocated to the costs of construction of the centers and depreciated over the estimated useful lives of the components of the assets acquired.

There are uncertainties of Bitstream being able to fulfill its obligations under the terms of the respective agreements if there is a lack of availability of miners to consume the entire capacity required within the required timeframe. We believe that this is an unlikely scenario provided, that capital is available as Bitstream was able to attain equipment during the peak of the market without issues.

In connection with the increase in electrical capacity, the Company has agreed to pay a total of $2,954,500, consisting of a $2,628,000 development fee, of which $1,628,000 will be due and payable upon completion of the public offering or execution of the definitive agreement and a $326,500 reimbursement for payments made by the power management company to the electric utility to obtain the power. Of this amount $1,326,500 has already been paid.

The development fee and utility deposits are directly attributed to the planned development and construction of the high-performance data centers. The Company concluded the planned development and construction of the performance data centers are identifiable assets pursuant to ASC 805-20-05-1.

Upon completion and acquisition of the respective data centers, these deposits will be applied to the development and construction costs and recorded as a cost component of the assets acquired. To the extent that any deposits are non-refundable, and the associated acquisition process is terminated or no longer determined probable, the fees, deposits and any additional related pre-acquisition costs will be charged to general and administrative expenses. Management reviews the likelihood of the acquisition of assets in conjunction with its periodic asset impairment analysis.

Mining Equipment

In September 2021 Bitstream ordered 5,000 used Canaan AvalonMiners 841 13 TH/s miners for $1,350,000. Bitstream has received all 5,000 units. Bitstream’s plan is to use trailer or shipping container-like units as housing infrastructure to house our miners. We have leased a warehouse in West Texas to stage and test equipment prior to deploying to production within containers.

As of June 30, 2022, 550 miners were operating. Bitstream has partnered with another third-party vendor to build entry level housing infrastructure to deploy the initial mining equipment in November. In August 2021, Bitstream entered into an agreement with a third party which will supply Bitstream with more advanced housing infrastructure in exchange for approximately $375,000.

Delivery of this enhanced housing infrastructure is expected in the quarter ended September 30, 2022. On December 9, 2021, Bitstream signed a lease agreement for 20 acres of land near the power substation upon which Bitstream will place the housing infrastructure. The counterparty executed the lease agreement on December 10, 2021. On January 3, 2022, the Company finalized a land purchase agreement for a separate parcel of 20 acres of land ($12,500 per acre) in West Texas for $250,000, of which $125,000 was reimbursed to the Company. The Company has an option to sell back this land to the sellers at $400 per acre upon cessation of the land being used as a data center.

In September 2021, Bitstream entered into a binding agreement referred to as a Memorandum of Understanding with Elite Mining Inc. (the “Hosting Company”) that will supply high speed miners, host Agora’s data center and operate the miners it installs. In Phase 1 which is a beta test phase, Bitstream paid $600,000 to the Hosting Company which will also supply 6 MW capacity’s worth of very high speed and efficient miners beginning in January 2022. Bitstream has an option to purchase these high-speed miners at replacement cost (which may be higher than current cost).

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

The Hosting Company may provide hosting for third parties during Phase 1 which reduces the cash flow for Bitstream. This hosting agreement will also allow us to rapidly utilize the full 42 MW of electricity under the initial power purchase agreement as more fully described below. The agreement also contemplates increasing the electricity capacity at the facility to 40 or 60 MW, although no assurances can be given that we will be successful in sourcing the power. We can terminate the hosting agreement as soon as we have secured sufficient capital to replace the hosted Bitmain S19 Pros with our own. Once Bitstream purchases the high-speed miners, the Hosting Company cannot host third parties. Under the agreement, Agora has agreed to pay the Hosting Company $100,000 per mobile unit. The agreement provides that the Hosting Company may terminate its relationship with Bitstream at a date greater than four years after May 1, 2022, which was the target date for the beginning of Phase 2, or the termination date of September 14, 2025, whereupon all equipment and infrastructure will be retained by Bitstream for Bitstream’s continued operations. The agreement expires on the termination date, unless renewed by the parties.

Under the hosting agreement, the Hosting Company will host third parties’ Bitmain Antminer S19 miners at the Company’s site location, and we will receive 100% of the resulting revenue for mining production at up to the hash rate (TH/s) at which Bitmain has indicated that the miners will operate, and 65% of the mining production which exceeds that hash rate. For example, if Bitmain indicates that a miner will operate at a hash rate of 100 TH/s and the miner operates at 150 TH/s, the Company would receive 100% of the stated manufacturer clock rate attributable to 100 TH/s and 65% of the revenue attributable to the overclock rate including the additional 50 TH/s.

Under the agreement, we will also have the ability to purchase the hosted miners in a “virtual swap” transaction. The virtual swap is essentially a call option which allows us to purchase the hosted miners located at our site from the third parties who own them by delivering the third parties new S19 miners at their new mining location. When we deliver the replacement equipment, the mining revenue from the hosted miners at our site will then be routed to our digital wallet. By already having miners installed and operating, the virtual swap will allow us to bypass the logistical challenges of removing the current mining equipment at our site that is owned by the hosted parties and replacing it with new equipment owned by us, by instead enabling us to purchase the equipment already at our site. While we do not have an agreement in place for the purchase of replacement S19 miners, we expect to use either one or more suppliers or brokers, or to transact directly with Bitmain, the manufacturer, to purchase the replacement miners for the virtual swap. The virtual swap will take effect after 60 days’ notice by us.

We intend to use a portion of the proceeds from the Agora offering to pay for the virtual swap, which would result in upgrading our mining fleet by adding superior miners to the Canaan AvalonMiner 841, which have relatively lower hash rates and are being used by us to “beta test” our initial facility while still generating approximately $61,500 of revenue per month per continuously running a 550-unit container. We are in the process of building two additional mining infrastructure units to commence mining with more of the AvalonMiner 841s that have been delivered but are not currently being operated. We expect to have the two additional units installed and operating by the quarter ending September 30, 2022. Our current production rate of our beta test facility with the single unit is two petahashes per day (PH/s per day), which is expected to increase when the additional units are constructed and operational. The Hosting Company uses immersion cooling for the miners it installs for Bitstream. Immersion cooling is a cooling technique where Bitcoin mining units are submerged in a specialized fluid to keep the integrated circuits operating at lower temperatures. When successful, this has the potential to: prolong equipment life, enhance microchip efficiencies, and provides the opportunity to “overclock” the rig, i.e., running at speeds beyond factory specified design. Overclocking, including when assisted by immersion cooling, is a technique that can be used to increase a miner’s overall hash rate.

Phase 2 was planned to begin in May 2022 which is subject to Bitstream agreeing to proceed. If Bitstream elects to enter Phase 2, it will be required to loan the Hosting Company the funds to develop a mining site in Texas on terms to be negotiated. Bitstream will have certain rights to the production capacity from Phase 2 and will pay the Hosting Company for its services.

Once the business is fully operational, Agora intends to continuously add data center platforms by reinvesting cash and potentially utilizing leverage to scale operations. All data centers will be remotely managed with onsite personnel for servicing and troubleshooting any operational issues.

Other Businesses

Barrier Crest, provides fund administration and related services for small hedge funds. Trend Discovery Holdings LLC (“Trend Discovery”) owns an entity which is the general partner and manager, respectively, but not the investment manager, of two investment funds. These investment funds own shares of Ecoark Holdings and one fund also owns warrants of Ecoark Holdings. The Company has reclassified the operations of this entity to discontinued operations as the assets and liabilities are held for sale. Agora no longer owns Barrier Crest. See Note 25, “Subsequent Events.”

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

The Trend Exploration business is identical to the business noted herein for Banner Midstream. During the period February 1 to April 1, 2022, Trend Exploration assigned their interest in these wells back to the White River entities as well as other related and non-related entities.

Principles of Consolidation

On May 31, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Trend Discovery Holdings Inc., a Delaware corporation for the Company to acquire 100% of Trend Discovery Holdings, LLC pursuant to a merger of Trend with and into the Company (the “Merger”). Trend Discovery Holdings, Inc. ceased doing business upon completion of the merger and Trend Discovery Holdings LLC is the subsidiary of the Company. Upon the formation of Agora on September 17, 2021, Ecoark assigned the membership interest they owned in Trend Holdings to Agora on September 22, 2021 when the Company purchased 100 shares of Agora common stock for $10.

Subject to completion of the Agora public offering and the Nasdaq uplisting described above, the Company intends to issue a stock dividend through a pro rata distribution of Agora’s common stock to Ecoark’s common stockholders and holders of common stock equivalents. Ecoark plans to distribute 80% of the Agora common stock it holds to its stockholders as of a future record date to be determined upon completion of regulatory compliance. Ecoark plans to retain the remaining 20% ownership in Agora on its balance sheet. As a result of the approval by the Board to divest Agora, the Company, has accounted for this as a disposal other than by sale. Assets to be disposed of other than by sale should continue to be classified as held and used until they are disposed of. Upon disposal, the Company must assess whether the disposed of assets qualify for discontinued operations reporting. If so, the Company will apply the presentation and disclosure requirements of ASC 205-20, and if not, the Company will apply the presentation and disclosure requirements of ASC 360-10.

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

Pursuant to 810-10-55-4M, the Company has provided below the effects of ASC 810-10-50-1A(d) to disclose the effects of the changes in the Company’s ownership interest in Agora on the Company’s equity for the period ended March 31, 2022:

Net loss attributable to the Company’s stockholders	$(7,308,185)
Increase in the Company’s additional paid-in capital for the issuance of the 4,600,000 restricted common shares of Agora	4,683,756
Change from net loss attributable to the Company’s stockholders and transfers to noncontrolling interest	$(2,624,429)

Reclassifications

The Company has reclassified certain amounts in the March 31, 2021 consolidated financial statements to be consistent with the March 31, 2022 presentation, including the reclassification of Barrier Crest and TCM assets and liabilities from continuing operations to held for sale and reclassifications of operations of Barrier Crest and TCM to discontinued operations. Additionally, we have removed all rounding of amounts and shares from the March 31, 2021 presentation to conform to the March 31, 2022 presentation. These changes had no impact on the Company’s financial position or result of operations for the periods presented.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Noncontrolling Interests

In accordance with ASC 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In October 2021, with the issuance of restricted common stock to directors, management and advisors, the Company no longer owns 100% of Agora. As of March 31, 2022, approximately 9.1% is reflected as non-controlling interest of that entity.

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

There was $2,832,369 and $739,037 in depletion expense for the Company’s oil and gas properties for the years ended March 31, 2022 and 2021, respectively.

Limitation on Capitalized Costs

Under the full-cost method of accounting, we are required, at the end of each reporting period, to perform a test to determine the limit on the book value of our oil and gas properties (the “Ceiling” test). If the capitalized costs of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes, exceed the Ceiling, the excess or impairment is charged to expense. The expense may not be reversed in future periods, even though higher oil and gas prices may subsequently increase the Ceiling. The Ceiling is defined as the sum of: (a) the present value, discounted at 10% and assuming continuation of existing economic conditions, of (1) estimated future gross revenues from proved reserves, which is computed using oil and gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month hedging arrangements pursuant to Staff Accounting Bulletin (“SAB”) 103, less (2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus, (b) the cost of properties being amortized; plus, (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties. A ceiling test was performed as of March 31, 2022 and impairment of $772,000 was charged as a result of the book to tax differences in our depletion of the reserves.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

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

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration

●	Constraining estimates of variable consideration

●	The existence of a significant financing component in the contract

●	Noncash consideration

●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The standalone selling price is the price at which the Company would sell a promised service separately to a customer. The relative selling price for each performance obligation is estimated using observable objective evidence if it is available. If observable objective evidence is not available, the Company uses its best estimate of the selling price for the promised service. In instances where the Company does not sell a service separately, establishing standalone selling price requires significant judgment. The Company estimates the standalone selling price by considering available information, prioritizing observable inputs such as historical sales, internally approved pricing guidelines and objectives, and the underlying cost of delivering the performance obligation. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Management judgment is required when determining the following: when variable consideration is no longer probable of significant reversal (and hence can be included in revenue); whether certain revenue should be presented gross or net of certain related costs; when a promised service transfers to the customer; and the applicable method of measuring progress for services transferred to the customer over time.

The Company recognizes revenue upon satisfaction of its performance obligation at either a point in time in accordance with ASC 606-10-25-30 for its contracts in its Commodities and Financial Services segments or over time in accordance with ASC 606-10-25-27 for its contracts with mining pool operators.

The Company accounts for incremental costs of obtaining a contract with a customer and contract fulfillment costs in accordance with ASC 340-40, Other Assets and Deferred Costs. These costs should be capitalized and amortized as the performance obligation is satisfied, if certain criteria are met. The Company elected the practical expedient, to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would otherwise have been recognized is one year or less, and expenses certain costs to obtain contracts when applicable. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future and the costs are expected to be recovered. The Company recognizes the cost of sales of a contract as expense when incurred or when a performance obligation is satisfied. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained, are not considered recoverable, or the practical expedient applies.

Bitcoin Mining

As consideration for providing computing power, the Company receives Bitcoin from the mining pool in which it participates. Income from Bitcoin mining (mining earnings are made up of the baseline block reward and transaction fees, defined as “rewards”) which is measured based on the fair value of the Bitcoin received.

Providing computing power in Bitcoin transaction verification services (known as “mining”) is an output of the Company’s ordinary activities. The provision of computing power is the only performance obligation in the Company’s contracts with mining pool operators, its customers. The Company will recognize income from Bitcoin mining for the provision of computing power upon satisfaction of its performance obligation. As consideration for the provision of computing power, the Company is entitled to payment in Bitcoin, which is a form of noncash consideration. Noncash consideration is measured at fair value at contract inception. Fair value of the Bitcoin consideration is determined using the quoted price on the Company’s primary trading platform of the Bitcoin at the beginning of the contract period, which is considered to be the beginning of each twenty-four-hour period (at contract inception). Specifically, fair value at contract inception is based on the market price at the beginning of the contract term, at the single Bitcoin level (one Bitcoin). This amount is recognized in revenue over the contract term as hash rate is provided. Changes in the fair value of the noncash consideration due to form of the consideration (changes in the market price of Bitcoin) are not included in the transaction price and hence are not included in revenue. Changes in fair value of the noncash consideration post-contract inception that are due to reasons other than form of consideration (other than changes in the market value of bitcoin) are measured based on the guidance on variable consideration, including the constraint on estimates of variable consideration.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Because the consideration to which the Company expects to be entitled for providing computing power is entirely variable, as well as being noncash consideration, the Company assesses the estimated amount of the variable noncash consideration to which it expects to be entitled for providing computing power at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved (the “constraint”). Only when significant revenue reversal is concluded probable of not occurring can estimated variable consideration be included in revenue. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the estimated variable noncash consideration is constrained from inclusion in revenue until the end of the contract term, when the underlying uncertainties have been resolved and number of Bitcoin to which the Company is entitled becomes known.

Bitcoin is recorded on the consolidated balance sheet, as intangible asset — Bitcoin.

The Company has entered into a Bitcoin mining pool with the mining pool operator F2Pool, to provide computing power to the mining pool. The arrangement is terminable at any time by either party and the Company’s enforceable right to Bitcoin compensation only begins when the Company provides computing power to the mining pool operator.

The Company’s performance obligation extends over the contract term given the Company’s continuous provision of hash rate. This period of time corresponds with the period of service for which the mining pool operator determines compensation due the Company. Given cancelation terms of the contracts, all contracts effectively provide the Company with the option to renew for successive contract terms of twenty-four hours. The options to renew are not material rights because they are offered at the standalone selling price of computing power. In exchange for providing computing power, the Company is entitled to consideration equal to a fractional share of the fixed Bitcoin reward the mining pool operator receives (referred to as a “block reward”) after such amount has been reduced by a digital asset transaction fee retained by the mining pool operator, and potentially network transaction fees. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm, over the contract term. The Company is entitled to compensation for providing computing power to a mining pool even if a block is not successfully placed. The block reward provides an incentive for Bitcoin miners to process transactions made with Bitcoin. Creating an immutable record of these transactions is vital for Bitcoin to work as intended. The blockchain is like a decentralized bank ledger, one that cannot be altered after being created. The miners are needed to verify the transactions and keep this ledger up to date. Block rewards, and to a lesser extent, network transaction fees, are their payment for doing so.

The terms of the agreement with the mining pool operator provide that neither party can dispute settlement terms after thirty-five days following settlement.

For the mining pool in which the Company participates, the Company is entitled to a transaction price, calculated by the Company’s mining pool operator. Specifically, the mining pool operator determines the amount of block rewards to which the Company is entitled by using the Pay-Per-Shares-Plus (PPS+) payment method, retaining 2.5% to cover costs of operating the pool (the “digital asset transaction fee”), and includes network transaction fees as applicable. When the Company’s number of Bitcoin reaches the minimum threshold of 0.005 Bitcoin, the Company receives a payout and the pool transfers the Bitcoin consideration to the Company’s designated wallet within 8 hours, between 00:00 and 08:00 UTC.

The PPS+ payment method pays miners for the number of shares they contribute to the pool (effectively, the amount of computing power provided to the pool) plus network transaction fees. Shares can be described as discrete amounts of valid work each miner or mining farm contributes to the pool. The value of each share contributed is determined by the Bitcoin’s current network difficulty and the number of total shares contributed from miners and mining farms. Bitcoin rewards are received regardless if a pool successfully found a block because the mining pool operator understands that, probabilistically, blocks will be successfully found in a statistically predictable manner by the pool depending on the total amount of hashing power (shares) contributed by the miners and mining farms and therefore, pays out as if a block was found. This is a strategy that provides regular payments to miners and allows consistent payouts.

Network transaction fees, however, are paid out based on blocks actually found and solved and therefore the network transaction fee revenue is not consistently paid out. We expect that network transaction fees will be a very small contributor to total miner Bitcoin rewards.

The Company’s cost of Bitcoin revenue consists primarily of direct costs of earning the Bitcoin related to mining operations, namely electric power costs, other utilities, labor, insurance whether incurred directly from self-mining operations or reimbursed, including any revenue sharing arrangements under hosting agreements, but excluding depreciation and amortization, which are separately stated in the Company’s Consolidated Statement of Operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Commodities

The Company recognizes revenue for their proportionate share of revenue when: (i) the Company receives notification of the successful sale of a load of crude oil to a buyer; (ii) the buyer will provide a price based on the average monthly price of crude oil in the most recent month; and (iii) cash is received the following month from the crude oil buyer.

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

White River has recognized an allowance for doubtful accounts of $208,713 as of March 31, 2022 and 2021, respectively.

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

The carrying values of the Company’s financial instruments such as cash, accounts payable, and accrued expenses approximate their respective fair values because of the short-term nature of those financial instruments.

Bitcoin assets will be presented in current assets. Fair value will be determined by taking the price of the coins from the trading platforms which Agora will most frequently use.

Bitcoin

Bitcoin is included in current assets in the consolidated balance sheets as intangible assets with indefinite useful lives. Bitcoin is recorded at cost less impairment.

The Company accounts for its Bitcoin as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. The Company determines the fair value of its Bitcoin on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active trading platform that the Company has determined is its principal market for Bitcoin (Level 1 inputs). The Company performs an analysis each day comparing the carrying amount of the Company’s Bitcoin with their fair value based on the lowest market price that day at the single Bitcoin level (one bitcoin). The excess, if any, represents a recognized impairment loss. Impairment losses are recorded in the line item “Bitcoin impairment losses” in the Company’s Consolidated Statements of Operations.

To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Bitcoin awarded to the Company through its mining activities are included as an adjustment to reconcile net loss to cash provided by (or used in) operating activities on the accompanying Consolidated Statements of Cash Flows. The sales (if any) of Bitcoin are included within investing activities in the accompanying Consolidated Statements of Cash Flows and any realized gains or losses (if any) from such sales are included in operating income in the Company’s Consolidated Statement of Operations. The Company accounts for sales of Bitcoin in accordance with the first in first out (FIFO) method of accounting.

Impairment losses related to Bitcoin is included in the Bitcoin Mining segment.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its chief operating decision makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings and the March 27, 2020 acquisition of Banner Midstream consisted of three segments, Financial, Commodities and Technology. Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company would add a fourth reporting segment to account for their Bitcoin mining business. Additionally, on July 1, 2021 the Company will report its home office costs into the Commodity segment, charge its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Finance and Bitcoin Mining segments to account for this home office allocation. The Company classified their reporting segments in these three divisions through March 31, 2022, when the Company determined that pursuant to ASC 205-20-45-1E that the operations related to the Financial Services segment would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022. As a result of this reclassification, the Company’s segment reporting has removed the Financing segment for the years ended March 31, 2022 and 2021, respectively.

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants.

Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only the basic weighted average number of common shares are used in the computations.

Derivative Financial Instruments

The Company does not currently use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks, but may explore hedging oil prices in the current fiscal year. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company generally uses a Black-Scholes model, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-measured at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the derivative liabilities.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

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

The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe this new guidance will have a material impact on its consolidated financial statements.

In May 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-04 “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. An entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as follows: i) for a modification or an exchange that is a part of or directly related to a modification or an exchange of an existing debt instrument or line-of-credit or revolving-debt arrangements (hereinafter, referred to as a “debt” or “debt instrument”), as the difference between the fair value of the modified or exchanged written call option and the fair value of that written call option immediately before it is modified or exchanged; ii) for all other modifications or exchanges, as the excess, if any, of the fair value of the modified or exchanged written call option over the fair value of that written call option immediately before it is modified or exchanged. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company does not believe this new guidance will have a material impact on its consolidated financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Liquidity

For the years ended March 31, 2022 and 2021, the Company had a net loss of $(10,554,452) and ($20,889,437), respectively, has a working capital deficit of $8,394,850 and $11,846,156 as of March 31, 2022 and 2021, and has an accumulated deficit as of March 31, 2022 of $(158,868,204). As of March 31, 2022, the Company has $407,656 in cash and cash equivalents.

See Note 25, “Subsequent Events” for information on the Company’s recent $12 million convertible preferred stock financing. If the Company raises additional funds by issuing equity securities, its stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting its operations or its ability to incur additional debt. Any additional debt financing or additional equity that the Company raises may contain terms that are not favorable to it or its stockholders and require significant debt service payments, which diverts resources from other activities. If the Company is unable to obtain additional financing, it may be required to significantly scale back its business and operations. The Company’s ability to raise additional capital will be impacted by the SEC’s proposed climate change rules which are expected to become effective in the 2023 fiscal year and may also be impacted by the COVID-19 pandemic including the current supply chain shortages.

The Company believes that the current cash on hand and anticipated cash from operations is sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements.

Impact of COVID-19

COVID-19 has had a profound effect on the U.S. and global economy and may continue to affect the economy and the industries in which we operate, depending on the vaccine and booster rollouts and the emergence of virus mutations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for the year ended March 31, 2022 in contrast to the material impact it had in the prior fiscal year.

COVID-19 has also contributed to the supply chain disruptions which have not yet had a material effect for the Company. The Company will continue to monitor the supply chain shortages affecting its business.

The extent to which COVID-19 may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

NOTE 2: DISCONTINUED OPERATIONS

On June 17, 2022, the Company sold Trend Discovery, See Note 25 “Subsequent Events.” The Company reclassified the operations of Barrier Crest and Trend Discovery Capital Management (the other entities were inactive) as discontinued operations as the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results. The Company made this determination for these segments to be held for sale as the criteria established under ASC 205-20-45-1E had been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022. The Company will account for this sale as a disposal of the business under ASC 205-20-50-1(a) upon the closing of the sale at which time the gain or loss will be recognized. As a result of this reclassification, the Company identified the following assets and liabilities that were reclassified from continuing operations to discontinued operations as they are held for sale.

Current assets as of March 31, 2022 and 2021 – Held for Sale:

	2022	2021
Cash	$68,541	$97,974
Accounts receivable	277,089	145,127
Prepaid expenses	137,101	53,094
	$482,731	$296,195

Non-current assets as of March 31, 2022 and 2021 – Held for Sale:

	2022	2021
Goodwill	$3,222,799	$3,222,799
Equipment - Pinnacle	-	193,904
	$3,222,799	$3,416,703

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Current liabilities as of March 31, 2022 and 2021 – Held for Sale:

	2022	2021
Accounts payable and accrued expenses	$48,079	$12,215
Other current liabilities	-	9,226
	$48,079	$21,441

The Company reclassified the following operations to discontinued operations for the years ended March 31, 2022 and 2021, respectively.

	2022	2021
Revenue	$795,448	$478,342
Operating expenses	971,862	98,179
Provision for income taxes	-	-
Net loss (income) from discontinued operations	$(176,414)	$380,163

As of April 1, 2021, all of the equipment assets and accounts payable of Pinnacle Vac Services LLC (“Pinnacle Vac”) were transitioned into Capstone to continue servicing the debt. As a result, there are no assets or liabilities of discontinued operations that remain, and no income or loss from discontinued operations for the years ended March 31, 2022 and 2021.

NOTE 3: REVENUE

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services.

The following table disaggregates the Company’s revenue by major source for the years ended March 31:

	2022	2021
Revenue from continuing operations:
Bitcoin mining	$26,495	$-
Oil and Gas Production	6,814,706	2,362,577
Transportation Services	18,457,567	12,318,309
Fuel Rebate	251,945	243,961
Equipment Rental and other	48,932	159,685
	$25,599,645	$15,084,532

There were no significant contract asset or contract liability balances for all periods presented. The Company elected the practical expedients in paragraphs 606-10-50-14 and 50-14A and does not disclose the amount of transaction price allocated to remaining performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed, or variable consideration related to future service periods.

Collections of the amounts billed are typically paid by the customers within 30 to 60 days.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Bitcoin Mining

Providing computing power to solve complex cryptographic algorithms in support of Bitcoin blockchains, in a process known as “solving a block”, is an output of the Company’s ordinary activities. The provision of computing power is the only performance obligation in the Company’s contracts with mining pool operators, its customers. The Company satisfies its performance obligation over time as it provides computing power.

The contract term is short, limited to the period of time the Company’s miners are contributing to the mining pool computational operations in support of the blockchain, measured in “hash rate” or “hashes per second”. The contract term is the payout period under the Company’s mining pool contracts, which is a twenty-four-hour period. After each contract period, the Company has the right to renew the contract for subsequent, successive payout periods.

Bitcoin received in exchange for providing computing power represents noncash consideration. The fair value of the noncash consideration determined at contract inception is recognized in revenue as the Company performs over the contract term using an output method based on hash rate contributed. Changes in the fair value of the noncash consideration post-contract consideration due to reasons other than form of consideration (that is, other than the price of bitcoin or ether) are estimated under the expected value method but constrained from inclusion in the transaction price (and hence revenue) until end of the contract term when the uncertainty has been resolved and amount is known.

The Company receives payment for its provision of hash rate under the Pay-Per-Shares-Plus (“PPS+”) payment method. The payment method contains two components, (1) the block rewards issued by the blockchain network and paid by the mining pool operator, and (2) transaction fees generated from (paid by) blockchain users and distributed (paid out) to individual miners by the mining pool operator. The pool, as a collective entity, develops its own technology that, on one end, gathers individual miner’s hash rate, and on the other end contributes hash rate to the network to compete for block rewards from the network. For PPS+, as long as individual miners contribute hash rate to the pool, the Company (as an individual miner) is entitled to receive its corresponding amount of block rewards based on the mining pool’s calculation methodology, which is standard across pool operators.

Block rewards are the new coins awarded to Bitcoin miners by the network (bitcoin for the bitcoin network) and is a theoretical number calculated by the mining pool operator based on inputs including difficulty level, network hash rate, and block rewards (for example, 6.25 for Bitcoin). Transaction fees refers to the total fees paid by users of the network to execute transactions.

Digital asset transaction fees are payable to the mining pool operator to cover the costs of maintaining the pool and are deducted from the block reward payout. This fee is deducted from the block reward the Company receives and recorded as a reduction of revenue because it does not represent payment for a distinct good or service.

NOTE 4: INVENTORIES

The Company’s inventory as of March 31, 2022 and 2021 of $107,026 and $122,007, respectively, consisted of crude oil of approximately 4,935 and 6,198 barrels of unsold crude oil, respectively, using the lower of cost (LIFO) or net realizable value.

NOTE 5: NOTE RECEIVABLE

The Company entered into a $225,000 senior secured convertible promissory note on June 18, 2020 with Rabb Resources, LTD. The Company had an existing note in the amount of $25,000 that had not been secured, and rolled an additional $200,000 into Rabb Resources, LTD, whereby the entire amount became secured. The note was non-interest bearing if paid or converted within forty-five days of the issuance date of June 18, 2020 (August 2, 2020, which is the maturity date). If not paid or converted, the note bore interest at 11% per annum, paid in cash on a quarterly basis.

This note was convertible into shares of Rabb Resources, LTD. based on a valuation of Rabb Resources, LTD. into shares of that company at a value of the $225,000. The Company advanced an additional $50,000 on July 8, 2020 and $25,000 on August 7, 2020 to bring the total note receivable to $300,000. This amount plus the accrued interest receivable of $4,475 was due as of August 14, 2020.

On August 14, 2020, the Company entered into an Asset Purchase Agreement with Rabb Resources, LTD. which included the acquisition of real property. The purchase price for this acquisition was $3,500,000, of which $1,196,000 was paid in cash (after applying the outstanding principal of the note receivable and accrued interest receivable against the $1,500,000 agreed upon cash consideration) and the balance was paid in common stock of the Company. The Company accounted for this acquisition as an asset purchase (see Note 18). There were no amounts outstanding as of March 31, 2022 and 2021, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

NOTE 6: BITCOIN

The Company commenced their Bitcoin mining operations in November 2021. During the period November 2021 through March 31, 2022, the Company mined 0.57361732 Bitcoins. The value of the Bitcoin mined was $26,495. During this period ended, the Company recognized Bitcoin impairment losses of $7,228, to bring the carrying value of the Bitcoin down to its fair value. The carrying value at March 31, 2022 was $19,267, which represents the lowest fair value of the Bitcoins at any time since their mining. The Company did not sell any of its Bitcoin at any point during this period ended March 31, 2022.

The following table presents additional information about the Company’s Bitcoin holdings during the year ended March 31, 2022:

Beginning balance – April 1, 2021	$-
Bitcoin mined at initial fair value	26,495
Bitcoin impairment losses	(7,228)
Ending balance – March 31, 2022	$19,267

NOTE 7: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021

Zest Labs freshness hardware	$2,493,326	$2,493,326
Computers and software costs	221,988	221,988
Land	265,000	140,000
Buildings	236,000	236,000
Leasehold improvements – Pinnacle Frac	18,052	18,052
Mining technology equipment– Bitcoin	7,065,640	-
Machinery and equipment – Bitcoin	91,132	-
Machinery and equipment – Technology	200,019	200,019
Machinery and equipment – Commodities	3,543,554	3,384,871
Total property and equipment	14,134,711	6,694,256
Accumulated depreciation and impairment	(3,805,138)	(2,998,932)
Property and equipment, net	$10,329,573	$3,695,324

As of March 31, 2022 and 2021, the Company performed an evaluation of the recoverability of these long-lived assets.

On April 1, 2021, the Company placed back in service equipment of $201,388 with accumulated depreciation of $7,484 which were part of discontinued operations related to Pinnacle Vac. These assets are equipment related to Capstone who is servicing the debt related to the assets. The Company has $6,720,809 in assets that have not placed into service as of March 31, 2022.

The Company in April 2021 traded in a truck with a value of $5,447 for a new truck with a value of $2,532 and received cash of $2,500 in the exchange. In February 2022, the Company traded in a vehicle valued at $51,806 for a new vehicle valued at $91,132.

Depreciation expense for the years ended March 31, 2022 and 2021 was $698,999 and $684,024, respectively. Additionally, for the year ended March 31, 2022, the Company impaired the remaining $116,256 in undepreciated fixed assets related to their technology segment.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

NOTE 8: INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021

Patents	$1,012,672	$1,012,672
Customer relationships	2,100,000	2,100,000
Non-compete agreements – Banner Midstream	250,000	250,000
Outsourced vendor relationships	1,016,736	1,016,736
Non-compete agreements – Zest Labs	340,215	340,215
Total intangible assets	4,719,623	4,719,623
Accumulated amortization and impairment	(3,003,292)	(2,654,478)
Intangible assets, net	$1,716,331	$2,065,145

In the acquisition of Banner Midstream, the Company acquired the customer relationships and non-compete agreements valued at $2,350,000. The estimated useful lives of the customer relationships are ten years based on the estimated cash flows from those customer contracts, and the estimated useful lives of the non-compete agreement is five years amortized over a straight-line method.

Amortization expense for the years ended March 31, 2022 and 2021 was $348,814 and $284,855, respectively.

The following is the future amortization of the intangibles as of March 31:

2023	$256,973
2024	265,493
2025	261,568
2026	219,813
2027	200,255
Thereafter	512,229
$1,716,331

In addition to the statutory based intangible assets noted above, the Company recorded a total of $10,224,046 of goodwill in connection with the purchase of Trend and Banner Midstream.

Accordingly, goodwill was as follows as of March 31, 2022:

Goodwill – March 31, 2022 – Banner Midstream	$7,001,247

The Company assessed the criteria for impairment, and there were no indicators of impairment present as of March 31, 2022, and therefore no impairment is necessary.

The goodwill from the Trend acquisition of $3,222,799 has been reclassified to non-current assets held for sale. With the June 2022 sale of Trend, this amount will be written down and included in gain or loss from disposal in the quarter ending June 30, 2022.

NOTE 9: POWER DEVELOPMENT COST

The Company has paid $1,000,000 each under two separate agreements for two different land sites to a non-related third party for a total of $2,000,000 in connection with the commencement of Bitstream’s Bitcoin mining operations. The payments represent the fee for securing 48 MW and 30 MW, respectively of utility capacity as defined and agreed by ERCOT West Load Zone in the Oncor Electric Delivery Company LLC (“Utility”) at the “one-span” tariff rate classification of “6.1.1.1.5 Primary greater than 10kw”. If the Utility is unable to deliver these terms as defined in the facilities extension agreement, the non-related third party is obligated to secure a new location for the Company with at least the stated capacity and same rate tariff. The non-related third party secured the 48 MW and 30 MW of available capacity by signing a distribution facilities extension agreement with the Utility and posting the required collateral. The $2,000,000 was used to purchase this right to the distribution facilities extension agreement which gives the Company immediate access to the 78 MW electric capacity from the Utility.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

The Company also reimbursed the utility deposits paid by the non-related third party in connection with these agreements in the amount of $96,000 and $326,500, respectively. The power development fees are deemed non-refundable unless the non-related third party cannot find a suitable location within 6 months. The Company and the non-related third party are still negotiating a definitive power agreement.

The Company has classified these payments as “Power Development Costs” as a noncurrent asset on the Consolidated Balance Sheets.

NOTE 10: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31, 2022	March 31, 2021

Professional fees and consulting costs	$394,660	$801,243
Vacation and paid time off	101,954	106,708
Legal fees	68,723	85,694
Compensation	245,179	733,521
Interest	2,223	64,821
Insurance	486,800	1,012,756
Other	568,154	773,811
Total	$1,867,693	$3,578,554

During the year ended March 31, 2021, the Company converted and paid $2,362,760 in amounts due to prior owners. The Company recognized a loss on conversion of $1,247,971 in the year ended March 31, 2021.

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

On November 14, 2020, the Company granted 60,000 two-year warrants exercisable at $7.75 per share in exchange for the early conversion of a portion of the September 24, 2020 warrants. The fair value of the November 14, 2020 warrants was estimated to be $251,497 at inception, and $7,695 as of March 31, 2022.

On December 30, 2020, the Company granted 888,889 two-year warrants, with a strike price of $10.00, in the registered direct offering. The fair value of those warrants was estimated to be $4,655,299 at inception During the three months ended March 31, 2021, 176,000 warrants were exercised for $1,760,000, and no shares were exercised during the year ended March 31, 2022. The fair value of the remaining warrants at March 31, 2022 is $82,436.

On December 30, 2020, the Company granted 62,222 two-year warrants to the placement agent as additional compensation in connection with the registered direct offering closed December 31, 2020, exercisable at a strike price of $11.25 per share. The fair value of those warrants was estimated to be $308,205 at inception and $5,741 as of March 31, 2022.

The fair value of the 200,000 warrants that remain outstanding from the 250,000 warrants granted on September 24, 2020 as of March 31, 2022 is $8,354.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

On June 30, 2021, the Company granted 200,000 two-year warrants with a strike price of $10.00 per share, pursuant to a purchase agreement entered into the same day with the warrant holder. The fair value of those warrants was estimated to be $545,125 at inception, on June 30, 2021 and $60,866 as of March 31, 2022.

On August 6, 2021, the Company closed a $20,000,000 registered direct offering. The Company sold 3,478,261 shares of common stock and 3,478,261 warrants at $5.75 per share. The warrants are exercisable through April 8, 2025. The Company also issued the placement agent 243,478 warrants exercisable at $7.1875 per share. Further information on the offering and compensation to the placement agent is contained in the prospectus supplement dated August 4, 2021. The fair value of the investor warrants was estimated to be $11,201,869 at inception and $3,904,575 as of March 31, 2022. The fair value of the placement agent warrants was estimated to be $744,530 at inception and $248,963 as of March 31, 2022.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2022 and 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on March 31, 2022 and 2021 and at inception:

	Year Ended March 31, 2022	Year Ended March 31, 2021	Inception
Expected term	0.5 – 2.85 years	4.58 - 5 years	5.00 years
Expected volatility	110 - 113%	94 - 101%	91% - 107%
Expected dividend yield	-	-	-
Risk-free interest rate	0.25 - 0.42%	0.61 - 1.74%	1.50% - 2.77%
Market price	$2.00 - $5.89	$3.05 - $10.00

The Company’s remaining derivative liabilities as of March 31, 2022 and 2021 associated with warrant offerings are as follows. All fully extinguished warrants liabilities are not included in the chart below.

	March 31, 2022	March 31, 2021	Inception
Fair value of 200,000 (originally 250,000) September 24, 2020 warrants	$8,354	$1,348,794	$1,265,271
Fair value of 60,000 November 14, 2020 warrants	7,695	458,376	251,497
Fair value of 888,889 December 31, 2020 warrants	82,436	4,993,552	4,655,299
Fair value of 62,222 December 31, 2020 warrants	5,741	412,685	308,205
Fair value of 200,000 June 30, 2021 warrants	60,866	-	545,125
Fair value of 3,478,261 August 6, 2021 warrants	3,904,575	-	11,201,869
Fair value of 243,478 August 6, 2021 warrants	248,963	-	744,530
	$4,318,630	$7,213,407

During the years ended March 31, 2022 and 2021 the Company recognized changes in the fair value of the derivative liabilities of $15,386,301 and $(18,518,459), respectively. In addition, the Company recognized $1,289,655 and $2,348,929 in expenses related to the warrants granted for the years ended March 31, 2022 and 2021.

Activity related to the warrant derivative liabilities for the year ended March 31, 2022 is as follows:

Beginning balance as of March 31, 2021	$7,213,407
Issuances of warrants – derivative liabilities	12,491,524
Warrants exchanged for common stock
Change in fair value of warrant derivative liabilities	(15,386,301)
Ending balance as of March 31, 2022	$4,318,630

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Activity related to the warrant derivative liabilities for the year ended March 31, 2021 is as follows:

Beginning balance as of March 31, 2020	$2,774,760
Issuances of warrants – derivative liabilities	13,119,172
Warrants exchanged for common stock	(27,198,984)
Change in fair value of warrant derivative liabilities	18,518,459
Ending balance as of March 31, 2021	$7,213,407

NOTE 12: CAPITALIZED DRILLING COSTS AND OIL AND GAS PROPERTIES

Capitalized Drilling Costs

In January 2021, the Company commenced a drilling program on their Deshotel 24H well included in their proved reserves. The Company incurred $6,083,542 in costs related to this program of which $3,387,000 was expensed directly as drilling costs. The Company, pursuant to ASC 932 will amortize the remaining $2,696,542 of these costs, under the full-cost method based on the units of production method. Depletion expense for the years ended March 31, 2022 and 2021 for the capitalized drilling costs was $1,961,478 and $130,490, respectively. As of March 31, 2022, the capitalized drilling costs were $604,574.

Oil and Gas Properties

The Company’s holdings in oil and gas mineral lease (“OGML”) properties as of March 31, 2022 and 2021 are as follows:

	March 31, 2022	March 31, 2021

Total OGML Properties Acquired	$6,626,793	$12,352,479

The Company acquired the following from Banner Midstream on March 27, 2020:

Cherry et al OGML including shallow drilling rights was acquired by Shamrock from Hartoil Company on July 1, 2018.

O’Neal Family OGML and Weyerhaeuser OGML including shallow drilling rights were acquired by White River on July 1, 2019 from Livland, LLC and Hi-Tech Onshore Exploration, LLC respectively in exchange for a $125,000 drilling credit to be applied by Livland, LLC on subsequent drilling operations.

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

As discussed in Note 18, the Company acquired certain leases on June 11, 2020 and June 18, 2020 in Mississippi and Louisiana valued at $2,000. These assets were paid entirely in cash. In addition, the Company impaired $82,500 of property as it let certain leases lapse.

As discussed in Note 18, on August 14, 2020, the Company entered into an Asset Purchase Agreement with Rabb Resources, LTD which included the acquisition of real property. The purchase price for this acquisition was $3,500,000. Of this amount, $3,224,000, is reflected as Oil and Gas Properties.

As discussed in Note 18, on September 4, 2020, the Company entered into a Lease Assignment agreement. The purchase price for this acquisition was $1,500,000. Of this amount, $1,500,000, is reflected as Oil and Gas Properties.

As discussed in Note 18, on September 30, 2020, the Company entered into three Asset Purchase Agreements. The purchase prices for these acquisitions were $750,000. Of this amount, $760,000, is reflected as Oil and Gas Properties.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

As discussed in Note 18, on October 1, 2020, the Company entered into three Asset Purchase Agreements. The purchase price for these acquisitions were $22,400. Of this amount, $22,400, is reflected as Oil and Gas Properties.

As discussed in Note 18, on October 9, 2020, the Company entered into three Asset Purchase Agreements. The purchase price for these acquisitions were $615,000. Of this amount, $615,000, is reflected as Oil and Gas Properties.

In February and March 2021, the Company acquired additional leases for $916,242 under the Blackbrush/Deshotel lease related to the Participation Agreement.

On May 13, 2021, the Company’s subsidiaries White River Energy and White River Operating LLC entered into a Letter Agreement for a .60 of 8/8th Earned Working Interest with TSEA Partners LLC (“TSEA”) for their Harry O’Neal 20-10 lease in Holmes County, MS (“Letter Agreement”). Under the terms of the Letter Agreement, TSEA paid $600,000 to the Company to transfer the working interest to TSEA and TSEA received a $300,000 drilling or workover credit to use towards any authority for expenditure at Horseshoe Field. There were no amounts valued as oil and gas properties for this particular property, and as a result, the entire $600,000 is reflected as a gain on sale of property as well as the removal of the asset retirement obligation of $175 which brought the total gain to $600,175.

Effective on July 1, 2021, the Company’s subsidiary White River SPV 2, LLC closed on the sale of the Weyerhauser OGML Lease. The Company did not record a value for the property as it was acquired in a group of properties on June 11, 2020 as the entire group of properties were purchased for $1,500. As a result, the entire sales price of $112,094, which includes the sale of the existing inventory and related expenses of $12,094 on this well and removal of the accumulated depletion, asset retirement obligation of $21,191 brought the total gain to $121,190.

The Company had an analysis completed by an independent petroleum consulting company in March 2021 to complete the acquisition analysis within the required one-year period. There were no adjustments required from the original asset allocation on March 27, 2020.

Trend Exploration completed the auction of two lots of overriding royalty interests (ORRIs). Trend Exploration posted them to EnergyNet and the auction ended February 3, 2022. The sale is for the Mississippi ORRIs and the Louisiana ORRIs for a total of $306,274.

For the year ended March 31, 2022, the Company impaired undeveloped reserves totaling $1,235,285.

The following table summarizes the Company’s oil and gas activities by classification for the years ended March 31, 2022 and 2021.

Activity Category	March 31, 2021	Adjustments (1)	March 31, 2022
Proved Developed Producing Oil and Gas Properties
Cost	$7,223,379	$(2,307,411)	$4,915,968
Accumulated depreciation, depletion and amortization	(739,037)	(2,486,490)	(3,225,527)
Changes in estimates	-	-	-
Total	$6,484,342	$(4,793,901)	$1,690,441

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$5,868,137	$(931,785)	$4,936,352
Changes in estimates	-	-	-
Total	$5,868,137	$(931,785)	$4,936,352

Grand Total	$12,352,479	$(5,725,686)	$6,626,793

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Activity Category	March 31, 2020	Adjustments (1)	March 31, 2021
Proved Developed Producing Oil and Gas Properties
Cost	$166,849	$737,478	$904,327
Accumulated depreciation, depletion and amortization	-	(739,037)	(739,037)
Changes in estimates	-	6,319,052	6,319,052
Total	$166,849	$6,317,493	$6,484,342

Undeveloped and Non-Producing Oil and Gas Properties
Cost	$5,968,151	$6,219,038	$12,187,189
Changes in estimates	-	(6,319,052)	(6,319,052)
Total	$5,968,151	$(100,014)	$5,868,137

Grand Total	$6,135,000	$6,217,479	$12,352,479

(1)	Relates to acquisitions and dispositions of reserves, and impairment.

NOTE 13: LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2022 and 2021. All debt instruments repaid during the year ended March 31, 2021 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

	March 31, 2022	March 31, 2021

Credit facility -Trend Discovery SPV 1, LLC (a)	$595,855	$-
Note payable – Alliance Bank (b)	236,755	1,033,117
Commercial loan – Firstar Bank (c)	245,217	625,687
Auto loan 1 – Firstar Bank (d)	16,839	28,547
Auto loan 2 – Firstar Bank (e)	-	38,054
Auto loan 3 – Ally Bank (f)	-	34,319
Auto loan 4 – Ally Bank (g)	23,012	35,392
Auto loan 7 – Ally Bank (h)	-	68,901
Tractor loan 6 – Tab Bank (i)	118,332	179,527
Auto loan – Ford (j)	80,325	-
Ecoark – PPP Loan (k)	-	23,966
Total long-term debt	1,316,335	2,067,510
Less: current portion	(1,181,021)	(1,055,578)
Long-term debt, net of current portion	$135,314	$1,011,932

(a)	On December 28, 2018, the Company entered into a $10,000,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000,000 with a cap of $10,000,000. In the year ended March 31, 2022, the Company borrowed $595,855, which includes $25,855 in commitment fees, with the balance of $575,000 being deposited directly into the Company. Interest incurred for the year ended March 31, 2022 and accrued as of March 31, 2022 was $2,233. There were no advances in the year ended March 31, 2021.

(b)	Original loan date of June 14, 2019 with an original maturity date of April 14, 2020. The Company extended this loan for $1,238,500 at 4.95% with a new maturity date of April 14, 2025. On September 24, 2021, the Company repaid $550,000 of this amount as a condition of the underlying guarantee of the note.

(c)	Original loan date of February 28, 2018, due December 31, 2022 at 4.75%.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

(d)	On July 20, 2018, entered into a long-term secured note payable for $56,300 for a service truck maturing July 20, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2022.

(e)	On August 3, 2018, entered into a long-term secured note payable for $72,669 for a service truck maturing August 3, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. The collateral underlying the loan was stolen in March 2021, and the Company received an insurance settlement in May 2021 and promptly used those proceeds to pay off the remainder of the loan balance.

(f)	On July 18, 2018, entered into a long-term secured note payable for $53,593 for a service truck maturing August 17, 2024. The note is secured by the collateral purchased and accrued interest annually at 9.00% with principal and interest payments due monthly. This automobile was traded in during February 2022 for a new truck.

(g)	On July 26, 2018, entered into a long-term secured note payable for $55,268 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2022.

(h)	On November 5, 2018, entered into four long-term secured notes payable for $140,218 maturing on November 5, 2021. The notes are secured by the collateral purchased and accrued interest annually at rates ranging between 6.89% and 7.87% with principal and interest payments due monthly. These loans were paid in full on the maturity date.

(i)	On November 7, 2018, entered into a long-term secured note payable for $301,148 maturing on November 22, 2023. The note is secured by the collateral purchased and accrued interest annually at 10.25% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2022.

(j)	On February 16, 2022, entered into long-term secured note payable for $80,325 for a service truck maturing February 13, 2028. The note is secured by the collateral purchased and accrued interest annually at 5.79% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2022.

(k)	PPP loan received by Ecoark Holdings Inc. in April 2020. Loan bears interest at 1% per annum and matures April 2022. On November 19, 2020, the Company received confirmation that $355,635 in principal and $2,144 in accrued interest has been forgiven, and this amount has been reflected in forgiveness of debt. The remaining $30,765, were to be due in monthly installments of $1,723 through maturity in May 2022, however, the Company repaid the remaining balance of $15,629 on August 24, 2021.

The following is a list of maturities as of March 31:

2023	$1,181,021
2024	77,361
2025	15,432
2026	13,779
2027	14,599
Thereafter	14,143
$1,316,335

During the year ended March 31, 2022, the Company received proceeds of $570,000, repaid $1,427,355, traded in a vehicle valued at $25,595 for a vehicle valued at $80,325, and incurred $25,855 in commitment fees added to the credit facility with Trend Discovery SPV 1, LLC.

During the year ended March 31, 2021, the Company received proceeds of $1,869,362 in new long-term debt, repaid $4,100.838 in existing long-term debt, converted $830,492 in existing long-term debt that resulted in a loss on conversion of $1,339,197, and had $1,850,133 forgiven in long-term debt and accrued interest. In addition, the Company converted $117,077 of accrued interest and paid $417,075 in accrued interest during this period. The Company recognized a loss of $142,556 on conversion of the accrued interest to common stock in the year ended March 31, 2021.

Interest expense on long-term debt during the years ended March 31, 2022 and 2021 are $73,413 and $172,812, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

NOTE 14: NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consisted of the following as of March 31, 2022 and 2021. All notes payable to related parties instruments repaid during the year ended March 31, 2021 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

	March 31, 2022	March 31, 2021

Ecoark Holdings Board Member (a)	$-	$577,500
Total Notes Payable – Related Parties	-	577,500
Less: Current Portion of Notes Payable – Related Parties	-	(577,500)
Long-term debt, net of current portion	$-	$-

(a)	A board member advanced $577,500 to the Company through August 8, 2021, under the terms of notes payable that bears interest at rates ranging between 10% and 15% interest per annum. On August 9, 2021, the Company repaid the entire $577,500 to the Board member with accrued interest of $42,535. Interest expense on the notes for the years ended March 31, 2022 and 2021 was $25,213 and $116,026, respectively.

An officer of the Company advanced $116,000 and was repaid this amount during the year ended March 31, 2022, and $25,000 was advanced and repaid during the year ended March 31, 2022 from an officer of Agora.

During the year ended March 31, 2021, the Company received proceeds of $603,553 in notes payable – related parties, repaid $1,622,566 in existing notes payable – related parties, and converted $575,000 in existing notes payable – related parties that resulted in a loss on conversion of $1,239,441. In addition, the Company converted $15,000 of accrued interest during this period.

NOTE 15: STOCKHOLDERS’ EQUITY (DEFICIT)

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000,000 shares of “blank check” preferred stock, par value $0.001.

Currently as of March 31, 2022 and 2021, there are no shares of any series of preferred stock issued and outstanding. The shares of preferred stock previously issued were converted during the year ended March 31, 2021.

Ecoark Holdings Common Stock

The Company is authorized to issue 40,000,000 shares of common stock, par value $0.001. Effective with the opening of trading on December 17, 2020, the Company implemented a one-for-five reverse split of its issued and outstanding common stock and a simultaneous proportionate reduction of its authorized common stock. All share and per share figures are reflected on a post-split basis herein. Effective December 29, 2020, the Company amended its articles of incorporation to reduce its authorized common stock from 40,000,000 shares to 30,000,000 shares. On August 6, 2021, the Company’s board of directors approved the increase of the authorized common shares to 40,000,000. The increase became effective on October 8, 2021, following the approval in a Special Meeting of Ecoark Holdings’ Stockholders.

In the three months ended June 30, 2020, the Company issued 308,019 shares of common stock in April and May 2020 to convert the remaining shares of Series B Preferred Stock and Series C Preferred Stock; 1,531,311 shares of common stock in the exercise of warrants; 88,698 shares in the exercise of stock options; 93,285 shares of common stock in the conversion of accounts payable and accrued expenses; and 524,315 shares of common stock in the conversion of long-term debt, notes payable – related parties and accrued interest.

In the three months ended September 30, 2020, the Company issued 1,088,033 shares of common stock in the exercise of warrants; one share in the exercise of stock options; 30,500 shares of common stock for services rendered; 171,010 shares of common stock to acquire assets; and 191,643 shares of common stock in the conversion of long-term debt, notes payable – related parties and accrued interest.

In the three months ended December 31, 2020, the Company issued 376,379 shares of common stock in the exercise of warrants.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

On December 31, 2020, the Company completed a registered direct offering of common stock and warrants, whereby the Company issued 888,889 shares of common stock and 888,889 accompanying warrants to purchase common stock to one institutional investor at $9.00 per share and accompanying warrant for a total of $8,000,000 in gross proceeds, before placement agent fees and other offering expenses. The warrants are exercisable for a two-year term at a strike price of $10.00 per share. The Company granted 62,222 warrants to the placement agent as compensation in addition to the approximate $560,000 cash commission received by the placement agent. The placement agent warrants are exercisable at $11.25 per share and expire on January 2, 2023.

In the three months ended March 31, 2021, the Company issued 176,000 shares of common stock in the exercise of warrants, and 59,376 shares for the exercise of stock options.

In the three months ended June 30, 2021, the Company issued 114,796 shares of common stock which had been accrued for at March 31, 2021 in consulting fees under a contract entered into February 2, 2021. In addition, the Company issued 20,265 shares of common stock for the exercise of stock options.

In the three months ended September 30, 2021, the Company issued 3,478,261 shares of common stock in a registered direct offering for $20,000,000, and 45,000 shares of common stock for services rendered. A portion of the shares issued are for future services and will be expensed upon completion of these services.

In the three months ended December 31, 2021 and three months ended March 31, 2022, the Company did not issue any shares of common stock.

As of March 31, 2022 and 2021, 26,364,099 and 22,705,775 shares of common stock were issued and 26,246,984 and 22,588,660 shares of common stock were outstanding, net of 117,115 treasury shares.

Agora Common Stock

Agora is authorized to issue 250,000,000 shares of common stock, par value $0.001. On September 22, 2021, the Company purchased 100 shares of Agora for $10.

On October 1, 2021, the Company purchased 41,671,121 shares of Agora common stock for $4,167,112 which Agora used to purchase equipment to commence the Bitstream operations.

In addition, between October 1 and December 7, 2021, Agora issued 4,600,000 restricted common shares to its management, non-employee directors, employees and advisors. After issuance of these shares, Ecoark controls approximately 90% of Agora. The future stock-based compensation related to these shares that will be measured consists of $12,166,680 over a three-year period in service-based grants ($9,611,145 in year one, $1,861,096 in year two, and $694,436 in year 3) and $10,833,320 in performance based grants ($5,416,660 for the deployment of 20 MW in the State of Texas, and $5,416,660 for the deployment of 40 MW in the State of Texas) for a total of $23,000,000. These restricted common shares were measured pursuant to ASC 718-10-50 at an estimated value per share of $5.00, and consist of both service based and performance based criteria.

Of the 4,600,000 restricted shares of common stock — 2,433,336 shares of restricted stock are considered service grants and 2,166,664 are considered performance grants. The service grants vest over three years as follows: 1,550,010 restricted common shares in one year; 466,665 restricted common shares in two years and 416,661 restricted common shares in three years. On April 12, 2022, Agora upon board of director approval accelerated 250,000 restricted shares that were service based grants with Agora’s former Chief Financial Officer. Only awards granted to management directly related to the Bitcoin mining operation have awards that contain both service and performance conditions. The remaining awards granted, contain only service-based conditions.

The performance grants vest as follows: 1,083,332 restricted common shares upon Agora deploying a 20 MW power contract in Texas; and 1,083,332 restricted common shares upon the Company deploying a 40 MW power contract in Texas. As of March 31, 2022, none of the performance criteria are probable as no contracts have been signed as the proper funding has not been secured, therefore no compensation expense is recognized in accordance with ASC 718-10-25-20 related to the performance grants. On April 12, 2022, Agora upon board of director approval accelerated the vesting of 250,000 restricted shares for deploying a 20 MW power contract in Texas; and 250,000 restricted shares for deploying a 40 MW power contract in Texas with Agora’s former Chief Financial Officer. All remaining performance grants remain unvested.

The unrecognized stock-based compensation expense as of March 31, 2022 is $10,833,320 in performance based grants and $7,482,924 in service based grants for a total of $18,316,244.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

The Company recorded $113,113 of stock-based compensation for the year ended March 31, 2022 related to Ecoark Holdings restricted stock units (“RSUs”) granted by Ecoark Holdings to employees who later became Agora employees. The value of the restricted stock unit was based off of Ecoark Holdings’ stock price.

The Company accounts for stock-based payments in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). During the year ended March 31, 2022, in addition to the value measured by the 4,600,000 restricted stock grants, stock-based compensation consists primarily of RSUs granted to a Company employee while employed by Ecoark Holdings. The Company measures compensation expense for RSUs based on the fair value of the award on the date of grant. The grant date fair value is based on the closing market price of Ecoark Holdings’ common stock on the date of grant.

Warrants

Changes in the warrants are described in the table below for the years ended March 31, 2022 and 2021:

	2022		2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,127,111	$10.46	1,623,834	$5.60

Granted	3,921,739	5.97	2,675,000	7.69
Exercised	—	---	(3,171,723)	(5.08)
Cancelled	—	—	—	—
Expired	(28,000)	—	—	—
Ending balance	5,020,850	$6.94	1,127,111	$10.46
Intrinsic value of warrants	$-		$2,987,794

Weighted Average Remaining Contractual Life (Years)	2.3		1.7

Share-based Compensation Expense

Share-based compensation for employees is included in salaries and salary related costs and directors and services are included in professional fees and consulting in the consolidated statement of operations for the years ended March 31, 2022 and 2021.

Share-based compensation for the year ended March 31, 2022 and 2021 for stock options and RSUs granted under the 2013 Incentive Stock Plan and 2017 Omnibus Incentive Stock Plan and non-qualified stock options were $2,006,575 and $2,050,100.

There is $92,120 in share-based compensation expense for the year ended March 31, 2022 that has been accrued as of March 31, 2022.

In order to have sufficient authorized capital to raise the $20,000,000, on August 4, 2021, an officer and director of the Company agreed to cancel stock options in exchange for a lesser number of restricted stock units, subject to future vesting. In accordance with the restricted stock agreement, the director was granted 272,252 RSUs that vest over 12 quarterly increments, in exchange for cancelling 672,499 stock options. In addition, on October 6, 2021, this officer and director received 63,998 additional RSUs. The expense related to the modification of these grants is included in the share-based compensation expense in the year ended March 31, 2022.

Non-Qualified Stock Options

In 2021, the Company granted 119,821 options to consultants, board members and employees for the non-qualified stock options as well as the options granted under the 2017 Omnibus plan below, that vest over time in service-based grants. The options were valued under the Black-Scholes model with the following criteria: stock price range of - $10.00 - $19.45; range of exercise price - $10.00 - $19.45; expected term – 5 – 6.75 years; discount rate – 1.90 – 2.70%; and volatility – average of 60 - 91%.

In 2022, the Company granted 47,004 options to consultants, board members and employees for the non-qualified stock options as well as the options granted under the 2017 Omnibus plan below, that vest over time in service-based grants. The options were valued under the Black-Scholes model with the following criteria: stock price range of - $2.08 - $12.95; range of exercise price - $5.25 - $5.59; expected term – 5 – 6.75 years; discount rate – 1.90 – 2.70%; and volatility – average of 60 - 91%.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Changes in the non-qualified stock options are described in the table below for the years ended March 31, 2022 and 2021:

	2022		2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	1,649,625	$6.84	1,644,547	$6.10
Granted	47,004	5.41	119,821	12.90
Exercised	(10,000)	(2.83)	(114,743)	(2.92)
Cancelled	(403,500)	(13.00)	-	-
Forfeited	(95,187)	(2.50)	-	-
Ending balance	1,187,942	$5.07	1,649,625	$6.84
Intrinsic value of options	$-		$10,044,153
Weighted Average Remaining Contractual Life (Years)	7.2		7.7

2013 Incentive Stock Plan

Under the 2013 Incentive Stock Plan, the Company is authorized to grant incentive stock in the form of stock options, stock awards and stock purchase offers to Company employees, officers, directors, consultants and advisors. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant.

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees. Management valued the options utilizing the Black-Scholes model. There were no options valued in either of the years ended March 31, 2022 and 2021 as none were granted:

	2022		2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	346,497	$13.00	346,497	$13.00
Granted	-		-
Options granted in exchange for shares	-		-
Exercised	-		-
Expired/Cancelled	(218,999)		-
Forfeited	-		-
Ending balance	127,498	$13.00	346,497	$13.00
Intrinsic value of options	$-

Weighted Average Remaining Contractual Life (Years)	5.5		6.6

There were no service-based grants outstanding as of March 31, 2022 and 2021.

The Company has not granted any options or RSU’s under this plan in several years and is not intending to do so.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

2017 Omnibus Incentive Plan

Under the 2017 Omnibus Incentive Plan, the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards. Awards of up to 800,000 shares of common stock to Company employees, officers, directors, consultants and advisors are authorized for issuance under the 2017 Omnibus Incentive Plan. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant.

	2022		2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	444,891	$8.24	534,217	$7.70
Granted	336,250	5.27	75,000	11.61
Shares modified to options			-	-
Exercised	(12,000)		(34,831)
Cancelled	(160,903)		(129,495)
Forfeited	(10,000)		-
Ending balance	598,238	$6.62	444,891	$8.24
Intrinsic value of options	$-

Weighted Average Remaining Contractual Life (Years)	7.1		7.2

There were 401,250 and 75,000 service-based RSUs outstanding as of March 31, 2022 and 2021, respectively.

For all plans, share-based compensation costs of approximately $1,056,657 for grants not yet recognized will be recognized as expense through June 2024 subject to any changes for actual versus estimated forfeitures.

NOTE 16: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are presently involved in the following legal proceedings. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●

On August 1, 2018, Ecoark Holdings and Zest filed a complaint against Walmart Inc. (“Walmart”) in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark Holdings and Zest a total of $115 million in damages which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. The Court entered a judgment on April 13, 2021 in favor of the Plaintiffs.

On May 21, 2021, Walmart filed a motion a motion for judgment as a matter of law (“JMOL”) containing six categories of relief. On June 15, 2022, the Court entered an order on Walmart’s motion denying five of Walmart’s categories of relief sought and granting one which reduced the judgment by $5 million because the Court found certain damages duplicative of other damages (the “June 15 Order”). The plaintiffs’ motion for attorneys’ fees remains undecided. On June 21, 2022, the Court amended the June 15 Order indicating that Walmart’s motion for new trial is still under advisement.

Walmart also filed amotion seeking post-trial discovery of plaintiff’s privileged work-product materials. The Court granted Walmart’s motion and in its June 15 Order the Court required the plaintiffs to produce 52 documents which the plaintiffs contend include privileged material, including mental impressions and opinions of its counsel. Because the June 15 Order denied plaintiffs motion for leave to file an interlocutory appeal on this discovery issue, plaintiffs on June 21, 2022, filed a petition in the United States Court of Appeals for the Eighth Circuit for a writ of mandamus.

●	On September 21, 2021, Ecoark Holdings and Zest Labs filed a complaint against Deloitte Consulting, LLP (“Deloitte”) in the Eight Judicial District Court in Clark County, Nevada. The complaint is for violation of the Nevada Uniform Trade Secret Act and will also be seeking a preliminary and permanent injunction, attorney’s fees, and punitive damages. The damages at issue are in the hundreds of millions of dollars. Zest Labs began working with Deloitte in 2016, in a confidential matter in a pilot program that Zest Labs had been engaged for by a large customer. Zest Labs engaged in significant discussions, presentations, demonstrations, and information downloads with Deloitte who specifically acknowledged that this information was confidential. Deloitte filed an answer in due course. Discovery is expected to commence in July 2022 with a trial anticipated in late calendar 2023. The Company cannot reasonably determine the outcome and potential reward at this time.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

●	On April 22, 2022, BitStream Mining and Ecoark Holdings had a petition filed in Travis County District Court (Docket #79176-0002) by Print Crypto Inc. in the amount of $256,733.28 for failure to pay for equipment purchased to operate the Company’s Bitcoin mining operation. The Company intends to vigorously defend themselves and has filed counterclaims in the 353rd Judicial District in Travis County, Texas on May 6, 2022 for fraudulent inducement breach of contract, and for payment of attorney’s fees and costs. The Company has accrued the full amount of the claim in their consolidated financial statements as of March 31, 2022.

On July 15, 2021, the Company and its directors entered into a Settlement and Mutual Release resolving the legal fees it agreed to pay when it settled a class action that was settled without any financial consequences other than paying agreed upon legal fees. The Company paid $50,000 to the Plaintiff’s attorneys.

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

Pursuant to the Participation Agreement, the Company and White River SPV funded 100% of the cost, $5,746,941, associated with the drilling and completion of an initial deep horizontal well in the Austin Chalk formation. The Participation Agreement required the drilling costs that were paid into a designated escrow account at the commencement of the drilling in January 2021, which it was. BlackBrush agreed to assign to the other parties to the Participation Agreement, subject to certain exceptions and limitations specified therein, specified portions of its leasehold working interest in certain Austin Chalk formation units. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among the assignor, BlackBrush and the Company and then a re-allocation upon payout or payment of drilling and completion costs for each well drilled. Prior to payout, the Company will own 90% of the working interest and 67.5% of the net revenue interest in each well. Following payout, the Company will own 70% of working interest and 52.5% net revenue interest in each well.

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

Bitstream Commitments on Purchase Obligations

As discussed in the overview of Bitstream in Note 1, Bitstream has entered into a number of agreements for the procurement of land, electricity and equipment necessary to run its business. Bitstream has estimated this commitment to be approximately $12-$14 million inclusive of what has been spent to date.

NOTE 17: CONCENTRATIONS

Customer Concentration. Five and three customers, all in the commodity segment accounted for more than 10% of the accounts receivable balance at March 31, 2022 and 2021 for a total of 75% and 76% of accounts receivable, respectively. In addition, one and two customers represent approximately 61% and 68% of total revenues for the Company for the years ended March 31, 2022 and 2021, respectively.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

NOTE 18: ACQUISITIONS

The following represent acquisitions for the years ended March 31, 2022 and 2021.

Energy Assets

On June 11, 2020, the Company acquired certain energy assets from SR Acquisition I, LLC for $1,500 as part of the ongoing bankruptcy reorganization of Sanchez Energy Corporation. The transaction includes the transfer of 262 total wells in Mississippi and Louisiana, approximately 9,000 acres of active mineral leases, and drilling production materials and equipment. The 262 total wells include 57 active producing wells, 19 active disposal wells, 136 shut-ins with future utility wells, and 50 shut-in pending plugging wells. Included in the assignment are 4 wells in the Tuscaloosa Marine Shale formation.

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

Rabb Resources

On August 14, 2020, the Company entered into an Asset Purchase Agreement by and among the Company, White River E&P LLC, a Texas limited liability company and a wholly-owned subsidiary of the Company Rabb Resources, LTD. and Claude Rabb, the sole owner of Rabb Resources, LTD. Pursuant to the Asset Purchase Agreement, the Company completed the acquisition of certain assets of Rabb Resources, LTD. The acquired assets consisted of certain real property and working interests in oil and gas mineral leases. The Company in June 2020 previously provided for bridge financing to Rabb Resources, LTD under the $225,000 Senior Secured Convertible Promissory Note. As consideration for entering into the Asset Purchase Agreement, the Company agreed to pay Rabb Resources, LTD. A total of $3,500,000 consisting of (i) $1,500,000 in cash, net of $304,475 in outstanding amounts related to the note receivable and accrued interest receivable, and (ii) $2,000,000 payable in common stock of the Company, which based on the closing price of the common stock as of the date of the Asset Purchase Agreement equaled 102,828 shares. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the Rabb Resources, LTD. historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

Building	$236,000
Land	140,000
Oil and Gas Properties	3,224,000
Asset retirement obligation	(100,000)
$3,500,000

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

The purchase prices of these leases were $125,475, $312,261 and $312,264, respectively, totaling $750,000. The consideration paid to the Sellers was in the form of 68,182 shares of common stock. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

Oil and Gas Properties	$760,000
Asset retirement obligation	(10,000)
$750,000

Luling Prospect

On August 16, 2021 the Company and Shamrock Upstream Energy, LLC, a wholly-owned subsidiary of the Company entered into an agreement with a privately-held limited liability company to acquire working interests in the Luling Prospect for $250,000. No other assets were acquired in this, nor was there any recognized ARO for this working interest. The manager of the privately held limited liability company is related through marriage to the Chairman and CEO of the Company, however the acquisition was determined to be at arms’ length. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

Oil and gas properties	$250,000
$250,000

Concordia Leases

On September 1, 2021 the Company and White River Energy, LLC, a wholly-owned subsidiary of the Company entered into an agreement with several individuals to acquire working interests in the various leases in Concordia, LA for $53,500. No other assets were acquired in this, nor was there any recognized ARO for this working interest. The Company accounted for this acquisition as an asset acquisition under ASC 805 and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, as a result of the amendment, the presentation of the historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, were not required to be presented.

Working interest in oil and gas wells	$53,500
$53,500

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended March 31, 2022 and 2021. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

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

	Level 1	Level 2	Level 3	Total Gains and (Losses)
March 31, 2022
Warrant derivative liabilities	$-	$-	$4,318,630	$15,386,301
Bitcoin	19,267	-	-	(7,228)

March 31, 2021
Warrant derivative liabilities	$-	$-	$7,213,407	$(18,518,459)

NOTE 20: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Disclosures about Segments of an Enterprise and Related Information. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making operating decisions. Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company would add a fourth reporting segment to account for their Bitcoin mining business. Additionally, on July 1, 2021 the Company began reporting its home office costs into the Commodity segment, charge its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Finance and Bitcoin Mining segments to account for this home office allocation. The Company classified their reporting segments in these three divisions through March 31, 2022, when the Company determined that pursuant to ASC 205-20-45-1E that the operations related to the Financial Services segment would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022. As a result of this reclassification, the Company’s segment reporting has removed the Financing segment for the years ended March 31, 2022 and 2021, respectively.

Year Ended March 31, 2022	Bitcoin Mining	Commodities	Technology	Total
Segmented operating revenues	$27,182	$25,572,463	$-	$25,599,645
Cost of revenues	183,590	13,272,323	-	13,455,913
Gross profit (loss)	(156,408)	12,300,140	-	12,143,732
Total operating expenses and income taxes net of depreciation, amortization, depletion, accretion and impairment	6,945,688	19,407,433	2,944,567	29,297,688
Depreciation, amortization, depletion, accretion and impairment	62,629	7,001,507	291,905	7,356,041
Other (income) expense	117,616	(13,151,457)	(1,098,118)	(14,131,959)
Income (loss) from continuing operations	$(7,282,341)	$(957,343)	$(2,138,354)	$(10,378,038)
Segmented assets as of March 31, 2022
Property and equipment, net	$7,226,370	$3,103,203	$-	$10,329,573
Oil and Gas Properties/Capitalized drilling costs	$-	$7,231,367	$-	$7,231,367
Intangible assets, net	$19,267	$1,716,331	$-	$1,735,598
Goodwill	$-	$7,001,247	$-	$7,001,247
Capital expenditures	$7,281,772	$19,500	$-	$7,301,272

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Year Ended March 31, 2021	Commodities	Technology	Total
Segmented operating revenues	$15,084,532	$-	$15,084,532
Cost of revenues	14,726,936	-	14,726,936
Gross profit	357,596	-	357,596
Total operating expenses and income taxes net of depreciation, amortization, depletion and accretion	14,272,115	3,164,696	17,436,811
Depreciation, amortization, depletion and accretion	1,652,844	249,962	1,902,806
Other (income) expense	2,200,245	87,334	2,287,579
Loss from continuing operations	$(17,767,608)	$(3,501,992)	$(21,269,600)

Segmented assets as of March 31, 2021
Property and equipment, net	$3,403,419	$291,905	$3,695,324
Oil and Gas Properties/Capitalized drilling costs	$14,918,531	$-	$14,918,531
Intangible assets, net	$2,065,145	$-	$2,065,145
Goodwill	$7,001,247	$-	$7,001,247
Capital expenditures	$616,733	$-	$616,733

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

The Company’s portfolio of leases contains both finance and operating leases that relate primarily to the commodity and Bitcoin mining segments. As of March 31, 2022, the value of the unamortized lease right of use asset is $1,069,852, of which $301,126 is from financing leases (through maturity at June 30, 2024) and $768,726 is from operating leases (through maturity at October 31, 2026). As of March 31, 2022, the Company’s lease liability was $1,091,506, of which $295,058 is from financing leases and $796,448 is from operating leases.

Maturity of lease liability for the operating leases for the period ended March 31,
2023	$343,878
2024	$256,797
2025	$98,209
2026	$98,313
2027	$58,341
Imputed interest	$(59,090)
Total lease liability	$796,448

Disclosed as:
Current portion	$317,718
Non-current portion	$478,730

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Maturity of lease liability for the financing leases for the period ended March 31,
2023	$151,287
2024	$134,067
2025	$18,127
2026	$-
Imputed interest	$(8,423)
Total lease liability	$295,058

Disclosed as:
Current portion	$145,174
Non-current portion	$149,884

Amortization of the right of use asset for the period ended March 31,
2023	$454,302
2024	$367,035
2025	$105,504
2026	$88,932
2027	$54,079

Total	$1,069,852

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Year ended March 31, 2022	Year ended March 31, 2021

Operating lease expense	$266,584	$162,206

Finance lease expense
Depreciation of capitalized finance lease assets	161,603	136,804
Interest expense on finance lease liabilities	10,372	14,482
Total lease cost	$438,559	$313,492

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

The following table summarizes activity in the Company’s ARO for the years ended March 31, 2022 and March 31, 2021:

	March 31, 2022	March 31, 2021

Balance, beginning of period	$1,531,589	$294,800
Accretion expense	155,612	64,401
Reclamation obligations settled	-	-
Disposition due to sale of property	(383,450)	-
Additions	-	110,000
Changes in estimates	-	1,062,388
Balance, end of period	$1,303,751	$1,531,589

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Total ARO at March 31, 2022 and 2021 shown in the table above consists of amounts for future plugging and abandonment liabilities on our wellbores and facilities based on third-party estimates of such costs, adjusted for inflation for the periods ended March 31, 2022 and 2021, respectively. These values are discounted to present value at 10% per annum for the periods ended March 31, 2022 and 2021. The Company disposed of a portion of their properties and wrote off the balance of ARO associated with that disposal of $383,450 in sales of some of the Company’s properties.

NOTE 23: RELATED PARTY TRANSACTIONS

On May 31, 2019 the Company acquired Trend Holdings. Pursuant to the merger, the one thousand issued and outstanding shares of common stock of Trend Holdings were converted into 1,100,000 shares of the Company’s common stock with an approximate dollar value of $3,235,980 based on the closing price per share of common stock on the closing date of the merger. William B. Hoagland, was President and a principal stockholder of Trend Holdings and received 550,000 shares of common stock, pursuant to the merger. He became the Company’s Chief Financial Officer.

Trend Capital Management was founded in 2011 and through June 30, 2021, was Trend Holding’s primary asset. Trend Capital Management is not the investment manager of these entities, nor the beneficial owner of Ecoark securities held by Trend Discovery LP (“Trend LP”) nor Trend Discovery SPV I, LLC (“Trend SPV”) since it assigned the power to vote and dispose of securities to a third party not affiliated with Ecoark. The investment capital in Trend LP and Trend SPV is from individual limited partners and members, and not from the Company. Trend Capital Management does not have the obligation to absorb losses or the right to receive benefits that could be significant as a result of the entities’ performance. Trend Capital Management does not have any ownership of or a controlling financial interest in Trend LP nor Trend SPV and therefore management has concluded consolidation of these entities with Trend Capital Management is not required. Trend Capital Management provides services and collects fees from entities which include Trend LP and Trend SPV.

Jay Puchir, the Company’s Chief Financial Officer, Secretary and Treasurer, served as a consultant to the Company from May 2019 to March 2020 and was paid solely in stock options totaling 40,000 stock options at an exercise price of $3.15 per share. In addition, any outstanding notes with Mr. Puchir have been repaid along with all accrued interest.

Gary Metzger, a director, advanced $577,500 to the Company through March 31, 2020, under the terms of notes payable that bears interest at rates ranging between 10% and 15% interest per annum. These notes along with all accrued interest were repaid in August 2021.

On March 27, 2020, the Company issued 1,789,041 shares of its common stock to Banner Energy Services, Inc. (“Banner Energy”) and assumed approximately $11,774,455 in debt and lease liabilities of Banner Midstream. The Company’s Chief Executive Officer and another then director, John Cahill, recused themselves from all board discussions on the acquisition of Banner Midstream as they were stockholders and/or noteholders of Banner Midstream. The transaction was approved by all of the disinterested members of the Board. Jay Puchir, the Chairman and CEO of Banner Energy is the Chief Financial Officer, Secretary and Treasurer of the Company and Chief Executive Officer and President of Banner Midstream. Included in the shares issued in this transaction, John Cahill received 164,000 shares of common stock and Jay Puchir received 548,000 shares of common stock. At the time of this transaction, Mr. Cahill and his brother were also members of Shamrock Upstream Energy LLC, a subsidiary of Banner Midstream.

In the Banner Midstream acquisition, Randy S. May, Chief Executive Officer and Chairman, was the holder of approximately $1,242,000 in notes payable by Banner Midstream and its subsidiaries, which were assumed by the Company in the transaction. Additionally, Mr. May held a note payable by Banner Energy in the amount of $2,000,000 in principal and accrued interest, which was converted into 2,740,000 shares of common stock (on a pre-reverse stock split basis) as a result of the transaction. Neither of these amounts remain outstanding.

On August 31, 2021, William B. Hoagland, the then Chief Financial Officer of the Company, and now Chief Executive Officer of Agora, transferred 550,000 shares of Ecoark Holdings common stock to Trend LP, of which Mr. Hoagland owns an approximately 25% of Trend LP. Additionally, Trend SPV holds 344,000 shares of Ecoark Holdings common stock and 460,000 warrants to purchase Ecoark Holdings common stock.

Ecoark Holdings has made periodic loans to Agora to permit it to begin its Bitcoin mining business. On November 13, 2021, Agora issued Ecoark Holdings a $7.5 million term note which accrues 10% per annum interest and is due September 30, 2022. As of March 31, 2022, Agora owed principal of $4,760,759 and interest of $145,685 to Ecoark Holdings. These amounts have been eliminated in consolidation. See Note 25, “Subsequent Events.”

On February 2, 2022, Peter Mehring, a director and executive officer, gave notice of his intent to resign as an executive officer and director effective on February 11, 2022. Mr. Mehring resigned as a result of his entering into an Employment Agreement with a leading Internet service company. He also entered into a Consulting Agreement with the Company.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Under the Consulting Agreement, Mr. Mehring will advise the Company (including Zest Labs) on its current intellectual property litigation and matters relating to Zest Lab’s intellectual property as well as provide transition services. The Consulting Agreement is for a one-year term. The Company agreed to pay Mr. Mehring $16,667 per month. His unvested stock awards will continue to vest during the term and the expiration date on any stock awards will be extended for one year following the termination.

Between February 1 and March 1, 2022, Trend Exploration assigned several working interests to Sky3D, LLC, a related party. This transaction occurred because both Agora and Trend Exploration lacked the capital to pay for required drilling by the due date. In exchange, Trend Exploration assigned a small percentage of the ORRI interest to a White River entity. The Company has a $96,000 net receivable due from Sky3D, LLC for expenses incurred on the wells assigned to them.

NOTE 24: INCOME TAXES

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended March 31, 2022 and 2021:

	2022	2021
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	1.17%	3.23%
Permanent differences and one-time adjustments	29.13%	7.66%
True-up impact	143.14%	-%
Change in valuation allowance	(195.34)%	(31.89)%
Totals	(0.90)%	0.00%

The following is a summary of the net deferred tax asset (liability) as of March 31, 2022 and 2021:

	As of	As of
	March 31, 2022	March 31, 2021
Deferred tax assets:
Net operating losses	$44,372,636	$29,596,000
Accrued expenses	65,135	57,000
Stock options	7,014,768	5,349,000
ROU Liability	246,116	224,000
Intangibles – Oil and Gas Properties	853,068	-
Other	177,150	166,000
Total deferred tax assets	52,728,873	35,392,000

Deferred tax liabilities:
Intangible assets	(386,754)	(1,630,000)
ROU Assets	(240,933)	(216,000)
Other	(257,160)	(94,000)

Total deferred tax liabilities	(884,847)	(1,940,000)
	51,844,026	33,452,000
Valuation allowance	(51,844,026)	(33,452,000)

Net deferred tax assets/liabilities	$-	$-

Section 382 of the Internal Revenue Code provides an annual limitation on the amount of federal NOLs and tax credits that may be used in the event of an ownership change. The Company had a federal net operating loss carryforward totaling approximately $210,305,821 at March 31, 2022.

The Company classifies accrued interest and penalties, if any, for unrecognized tax benefits as part of income tax expense. The Company did not accrue any penalties or interest as of March 31, 2022 and 2021.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

The provision (benefit) for income taxes for the year ended March 31, 2022 and 2021 is as follows:

Current	$85,000	$58,000
Deferred	-	-

Total	$85,000	$58,000

The Company has not identified any uncertain tax positions and has not received any notices from tax authorities.

NOTE 25: SUBSEQUENT EVENTS

Subsequent to March 31, 2022, the Company had the following transactions:

On April 12, 2022, the Board of Directors approved the resignation of William B. Hoagland, the Company’s former Chief Financial Officer effective immediately. The Board of Directors approved the acceleration of the vesting of the former Chief Financial Officer’s service-based and performance-based restricted stock grants. As a result, all 750,000 restricted stock grants are fully vested as of April 12, 2022.

On April 25, 2022, the Company extended the maturity date on the line of credit with Agora to March 31, 2023.

In an effort to simplify the Agora business, Agora executed agreements to eliminate all non-Bitcoin mining operations as follows:

(a)	During the period February 1 to April 1, 2022, Trend Exploration assigned their interest in these wells back to the White River entities as well as other related and non-related entities.

(b)	On June 17, 2022, post assignment of the joint interest in the wells, Trend Discovery Holdings LLC, assigned to the Company, BitStream and OTZI LLC.

(c)

On June 17, 2022, Agora sold Trend Discovery to an entity formed by the investment manager of Trend Discovery LP and Trend Discovery SPV for a three-year $4,250,000 secured note. Each of the Trend Discovery subsidiaries including Barrier Crest guaranteed the note and provided Agora with a first lien on its assets. The Company accounted for this sale as a disposal of the business under ASC 205-20-50-1(a).

On June 8, 2022, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Digital Power Lending, LLC, a California limited liability company (the “Purchaser”), pursuant to which the Company sold the Purchaser 1,200 shares of Series A Convertible Redeemable Preferred Stock (the “Series A”), 102,881 shares of common stock (the “Commitment Shares”) and a warrant to purchase shares of common stock (the “Warrant,” and together with the Series A and the Commitment Shares, the “Securities”) for a total purchase price of $12,000,000. The Company intends to use up to $5 million of these proceeds as a loan to Agora.

The Purchaser is a subsidiary of BitNile Holdings, Inc. [NYSE American: NILE]. The material terms of the Series A and the Warrant are summarized below.

Series A

Conversion Rights

Each share of Series A has a stated value of $10,000 and is convertible into shares of common stock at a conversion price of $2.10 per share, subject to certain adjustment provisions. The holder’s conversion of the Series A is subject to a beneficial ownership limitation of 19.9% of the issued and outstanding common stock as of the issuance date of the Series A, unless and until the Company obtains shareholder and The Nasdaq Stock Market (“Nasdaq”) approval for the conversion of more than that amount, in order to comply with Nasdaq Rules. In addition, the conversion rights in general do not become effective until the first day after the record date for the shareholders meeting seeking such shareholder approval.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

Voting Rights

The Series A is entitled to vote with the common stock as a single class on an as-converted basis, subject to applicable law and the Nasdaq Rules. In addition, as long as the holder continues to hold at least 25% of the shares of Series A issued to it on the issuance date, the holder is entitled to elect a number of directors to the Company’s Board equal to a percentage determined by (i) the number of Series A beneficially owned by the holder, calculated on an “as converted” basis, (ii) divided by the sum of the number of shares of common stock outstanding plus the number of Series A outstanding on an “as converted” basis; and such director(s) so elected may only be removed without cause by the affirmative vote of the holder. Initially, the Purchaser may designate one director. The holders of record of the shares of common stock and of any other class or series of voting stock (including the Series A), exclusively and voting together as a single class, are entitled to elect the balance of the total number of directors of the Company. The Purchaser is not eligible to vote at the shareholders meeting on the proposal to approve the issuance of more than 19.9% of shares outstanding on June 8, 2022.

Dividend Rights

The holder of shares of the Series A is entitled to receive cumulative cash dividends at an annual rate of 12.6% of the stated value, which is equivalent to $1,260 per year per share, payable monthly beginning on the issuance date and continuing until the earlier of (a) June 8, 2024, and (b) the date on which the holder no longer holds any shares of Series A. If the Company fails to make one or more dividend payments, whether or not consecutive, a default dividend rate of 18% per annum will apply until all accumulated dividend payments have been made.

Liquidation Rights

The shares of Series A have a liquidation preference over the common stock and any subsequent series of junior preferred stock of $1,200 per share of Series A, plus accrued but unpaid dividends.

Redemption

At any time beginning on or after June 8, 2024, the holder of Series A may cause the Company to redeem some or all of the shares of Series A it holds at a redemption price of $1,200 per share, plus any accumulated and unpaid dividends thereon.

Restrictive Covenants and Approval Rights

The Series A Certificate of Designation (the “Certificate”) subjects the Company to negative covenants restricting its ability to take certain actions without prior approval from the holder(s) of a majority of the outstanding shares of Series A for as long as the holder(s) continue to hold at least 25% (or such higher percentage as set forth in the Certificate (as defined below)) of the Series A shares issued on the closing date under the Agreement. These restrictive covenants include the following actions by the Company, subject to certain exceptions and limitations:

(i) payment or declaration of any dividend (other than pursuant to the Series A Certificate);

(ii) investment in, purchase or acquisition of any assets or capital stock of any entity for an amount that exceeds $100,000 in any one transaction or $250,000, in the aggregate;

(iii) issuance of any shares of common stock or other securities convertible into or exercisable or exchangeable for shares of common stock;

(iv) incurrence of indebtedness, liens, or guaranty obligations, in an aggregate amount in excess of $50,000 in any individual transaction or $100,000 in the aggregate;

(v) sale, lease, transfer or disposal of any of its properties having a value calculated in accordance with GAAP of more than $50,000;

(vi) increase in any manner the compensation or fringe benefits of any of its directors, officers, employees; and

(vii) merger or consolidation with, or purchase a substantial portion of the assets of, or by any other manner the acquisition or combination with any business or entity.

Warrant

The Warrant provides the holder with the right to purchase a number of shares of common stock as would enable the holder together with its affiliates to beneficially own 49% of the Company’s common stock, calculated on a fully diluted basis, at an exercise price of $0.001 per share, including the Commitment Shares and Conversion Shares unless sold. The Warrant becomes exercisable beginning after the completion by the Company of distributions to the Company’s security holders or to any other subsidiary of the Company’s equity ownership of its three principal subsidiaries: Agora, Banner Midstream and Zest Labs (the “Distributions”), provided that as of such time (i) the Warrant has been approved by the Company’s shareholders and Nasdaq, and (ii) the holder together with its affiliates does not beneficially own at least 50% of the Company’s outstanding common stock. The Warrant is subject to forfeiture if (x) the Distributions have not occurred within two years, (y) the shareholder approvals have not been obtained following three meetings for such purpose, or (z) the holder and its affiliates collectively beneficially own 50% or more of the Company’s outstanding common stock.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

However, in the event of the failure of the Company to complete the Distributions as contemplated by clause (x) or obtain shareholder approval as contemplated by clause (y) and provided the event contemplated by clause (z) has not occurred, the Warrant may be exercised notwithstanding anything in the Warrant to the contrary. The Warrant may be exercised on a cashless basis. The Warrant expires on June 8, 2027.

Registration Rights

Pursuant to the Agreement, the Company has agreed to register the sale by the Purchaser of up to 5,246,456 shares of common stock, representing the Commitment Shares issued at the closing plus 5,143,575 of the shares of common stock issuable upon conversion of the Series A. This amount equals 19.9% of the Company’s outstanding common stock immediately prior to the closing. The Company registered the sale by filing a prospectus supplement.

Agora now has one active subsidiary, BitStream.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following supplemental unaudited information regarding the Company’s oil and gas activities is presented pursuant to the disclosure requirements of ASC 932. All of the Company’s activities are in the United States.

The Company has performed due diligence in addition to the determination of estimated proved producing reserves on over 30,000 acres of oil and gas mineral rights, both shallow and deep levels and identified an estimated recoverable cumulative production of 4,994,502 barrels of oil at the SEC price deck of $75.24/Bbl based on analogous and comparative proved produced production in nearby areas. This due diligence is not included in any of the amounts provided as of and for the fiscal years ended March 31, 2022 and 2021.

Results of Operations

Results of Operations	March 31, 2022	March 31, 2021

Sales	$6,814,706	$2,362,577
Lease operating costs	(6,267,396)	(9,476,002)
Depletion, accretion and impairment	(6,184,744)	(933,437)
	$(5,637,434)	$(8,046,862)

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

Estimated Quantities of Proved Reserves (Mbbl)

Estimated Quantities of Proved Reserves	March 31, 2022	March 31, 2021

Proved Developed, Producing	169,688	462,914
Proved Developed, Non-Producing	-	-
Total Proved Developed	169,688	462,914
Proved Undeveloped	-	-
Total Proved	169,688	462,914

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022 AND 2021

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves and the changes in standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were prepared in accordance with provisions of ASC 932, “Extractive Activities – Oil and Gas.” Future cash inflows as March 31, 2022 and 2021 were computed by applying the unweighted, arithmetic average of the closing price on the first day of each month for the twelve month period prior to March 31, 2022 and 2021 to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves for the years ended March 31, 2022 and 2021 are as follows:

Standardized Measure of Discounted Future Net Cash Flow	March 31, 2022	March 31, 2021

Future gross revenue	$12,801,590	$17,838,848
Less: Future production tax expense	(594,245)	(1,181,379)
Future gross revenue after production taxes	12,207,345	16,657,469
Less: Future operating costs	(4,377,768)	(5,057,721)
Less: Ad Valorem Taxes	(147,049)	(159,814)
Less: Development costs	(373,074)	(870,357)
Future net income (loss) before taxes	7,309,454	10,569,577
10% annual discount for estimated timing of cash flows	(2,460,231)	(3,346,198)
Standardized measure of discounted future net cash flows (PV10)	$4,849,223	$7,223,379

Changes in Standardized Measure of Discounted Future Net Cash Flows

The changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves for the years ended March 31, 2022 and 2021 are as follows:

Change in Standardized Measure of Discounted Future Net Cash Flow	March 31, 2022	March 31, 2021

Balance - beginning	$7,223,379	$(88,308)
Net changes in prices and production costs	563,842	(3,959,920)
Net changes in future development costs	144,227	(391,731)
Sales of oil and gas produced, net	2,027,237	(1,479,927)
Extensions, discoveries and improved recovery	-	-
Purchases of reserves	2,113,917	13,054,957
Sales of reserves	-	-
Revisions of previous quantity estimates	(7,223,379)	88,308
Previously estimated development costs incurred	-	-
Net change income taxes	-	-
Accretion of discount	-	-
Balance - ending	$4,849,223	$7,223,379

In accordance with SEC requirements, the pricing used in the Company’s standardized measure of future net revenues in based on the twelve-month unweighted arithmetic average of the first day of the month price for the period April through March for each period presented and adjusted by lease for transportation fees and regional price differentials. The use of SEC pricing rules may not be indicative of actual prices realized by the Company in the future.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Report the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) of Form 10-K is incorporated by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of Mach 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements

●	Ecoark Holdings, Inc. and Subsidiaries Consolidated Balance Sheets at March 31, 2022 and 2021

●	Ecoark Holdings, Inc. and Subsidiaries Consolidated Statements of Operations for Fiscal Years Ended March 31, 2022 and 2021

●	Ecoark Holdings, Inc. and Subsidiaries Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for March 31, 2022 and 2021

●	Ecoark Holdings, Inc. and Subsidiaries Consolidated Statements of Cash Flows for Fiscal Years Ended March 31, 2022 and 2021

●	Ecoark Holdings, Inc. and Subsidiaries Notes to Consolidated Financial Statements

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger between the Company and Trend Holdings, dated May 31, 2019	8-K	6/6/19	2.1
2.2	Stock Purchase and Sale Agreement, dated March 27, 2020, by and between the Company and Banner Energy Services Corp.	8-K	4/2/20	10.1
2.3	Asset Purchase Agreement by and among the Company, White River E&P LLC, Rabb Resources, Ltd. and Claude Rabb, dated August 14, 2020*	8-K	8/20/20	2.1
3.1(a)	Articles of Incorporation, as amended	10-Q	2/12/21	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	8-K	10/12/21	3.1
3.1(c)	Certificate of Designation for Series A Convertible Redeemable Preferred Stock	8-K	6/9/22	3.1
3.2(a)	Amended and Restated Bylaws	8-K	4/28/17	3.1
3.2(b)	Amendment to Bylaws	8-K	8/30/21	3.1
3.2(c)	Amendment to Bylaws	8-K	6/9/22	3.2
4.1	Form of Warrant	8-K	8/5/21	4.1
4.2	Form of Placement Agent Warrant	8-K	8/5/21	4.2
4.3	Description of Securities Registered under Section 12 of the Exchange Act of 1934				Filed
10.1	Magnolia Solar Corporation 2013 Incentive Stock Plan+	S-8	2/7/13	4.1
10.2	Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, effective June 13, 2017+	S-8	6/14/17	99.1
10.3	Form of Stock Option Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan+	8-K	6/20/17	10.2
10.3(a)	Amendment to the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan+	DEF14A	8/26/21	Annex B
10.4	Form of Restricted Stock Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan+	8-K	6/20/17	10.3
10.5	Agreement and Assignment of Oil, Gas and Mineral Lease dated September 3, 2020	10-Q	2/12/21	10.1
10.6	Agreement and Assignment of Oil, Gas and Mineral Lease, dated October 9, 2020	10-Q	2/12/21	10.2
10.7	Participation Agreement dated October 9, 2020, by and between the Company, BlackBrush Oil & Gas, LP and White River SPV 3 LLC*	10-Q	2/12/21	10.3
10.8	Employment Agreement, dated March 27, 2020, by and between Banner Midstream Corp and Jay Puchir+	10-K	6/30/21	10.9
10.9	Form of Securities Purchase Agreement*	8-K	8/5/21	10.1
10.10	Engagement Agreement**	8-K	8/5/21	10.2
10.11	Amendment to Engagement Agreement	8-K	8/5/21	10.3
10.12	Restricted Stock Unit Agreement, dated August 5, 2021, between the Company and Peter Mehring*	8-K	8/11/21	10.1
10.13	Restricted Stock Unit Agreement, dated October 6, 2021, between the Company and Peter Mehring*	8-K	10/12/21	10.1
10.14	Peter Mehring Consulting Agreement	8-K	2/4/22	10.1
10.15	Form of Securities Purchase Agreement*	8-K	6/9/22	10.1
10.16	Form of Warrant	8-K	6/9/22	10.2
14.1	Code of Ethics	8-K	2/3/21	14.1
21.1	List of Subsidiaries	S-1/A	7/23/21	21.1

23.1	Consent of Independent Registered Public Accounting Firm	Filed
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished***
101.INS	Inline XBRL Instance Document.	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management contract or compensatory plan or arrangement.

*	Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.

***	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

ECOARK HOLDINGS, INC.
(Registrant)

Date: July 7, 2022	By:	/s/ Randy S. May
Randy S. May
Chief Executive Officer

SIGNATURE	TITLE	DATE

/s/ Randy S. May	Chairman of the Board and Chief Executive Officer	July 7, 2022
Randy S. May	(Principal Executive Officer)

/s/ Jay Puchir	Chief Financial Officer	July 7, 2022
Jay Puchir	(Principal Financial Officer)

/s/ Jim Galla	Chief Accounting Officer	July 7, 2022
Jim Galla	(Principal Accounting Officer)

/s/ Steven K. Nelson	Director	July 7, 2022
Steven K. Nelson

/s/ Gary Metzger	Director	July 7, 2022
Gary Metzger

/s/ Emily Pataki	Director	July 7, 2022
Emily Pataki