Form 10-Q
period 2022-06-30
Ecoark Holdings, Inc.
filed 2022-08-12
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2022, there were 26,466,980 shares of common stock, par value $0.001 per share, outstanding.

Ecoark Holdings, Inc.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 (UNAUDITED) AND MARCH 31, 2022

	JUNE 30,	MARCH 31,
	2022	2022
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash ($85,000 pledged as collateral for credit as of June 30, 2022 and March 31, 2022, respectively)	$8,262,263	$184,524
Accounts receivable	105,983	164,388
Intangible assets, cryptocurrencies	10,145	19,267
Prepaid expenses and other current assets	2,683,406	1,388,083
Current assets held for sale	1,513,305	1,623,864

Total current assets	12,575,102	3,380,126

NON-CURRENT ASSETS:
Property and equipment, net	8,118,523	9,733,109
Intangible assets, net	1,652,088	1,716,331
Power development costs	2,000,000	2,000,000
Secured note receivable and accrued interest receivable	4,258,385	-
Goodwill	4,900,873	4,900,873
Right of use assets - financing leases	264,535	301,126
Right of use assets - operating leases	480,084	542,309
Other assets	25,948	25,948
Non-current assets of discontinued operations/held for sale	9,375,470	13,377,421

Total non-current assets	31,075,906	32,597,117

TOTAL ASSETS	$43,651,008	$35,977,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$3,069,773	$3,097,562
Accrued liabilities	3,785,453	1,729,424
Warrant derivative liabilities	4,712,162	4,318,630
Current portion of long-term debt	719,911	1,181,021
Current portion of lease liability - financing leases	141,934	145,174
Current portion of lease liability - operating leases	153,330	169,512
Current liabilities of discontinued operations/held for sale	857,333	1,133,653

Total current liabilities	13,439,896	11,774,976

NON-CURRENT LIABILITIES
Lease liability - financing leases, net of current portion	117,236	149,884
Lease liability - operating leases, net of current portion	332,131	378,515
Long-term debt, net of current portion	76,428	135,314
Non-current liabilities of discontinued operations/held for sale	920,676	1,403,966

Total non-current liabilities	1,446,471	2,067,679

Total Liabilities	14,886,367	13,842,655

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series A Convertible Redeemable Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 1,200 and 0 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	11,806,584	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,200 and 0 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 26,466,980 and 26,364,099 shares issued and 26,350,000 and 26,247,000 shares outstanding as of June 30, 2022 and March 31, 2022, respectively	26,467	26,364
Additional paid in capital	188,837,222	183,246,061
Accumulated deficit	(169,064,738)	(158,868,204)
Treasury stock, at cost	(1,670,575)	(1,670,575)

Total stockholders’ equity before non-controlling interest	18,128,376	22,733,646
Non-controlling interest	(1,170,319)	(599,058)

Total stockholders’ equity	16,958,057	22,134,588

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,651,008	$35,977,243

See notes to condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	JUNE 30,
	2022	2021
CONTINUING OPERATIONS:
REVENUES	$5,418,655	$5,156,213
COST OF REVENUES	4,607,872	3,597,941
GROSS PROFIT	810,783	1,558,272

OPERATING EXPENSES
Salaries and salaries related costs	6,273,380	1,286,711
Professional and consulting fees	253,476	130,486
Selling, general and administrative costs	2,532,045	1,856,150
Depreciation, amortization, and impairment	148,805	252,179
Cryptocurrency impairment losses	9,122	-

Total operating expenses	9,216,828	3,525,526

LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(8,406,045)	(1,967,254)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	(393,532)	4,945,819
Gain (loss) on disposal of fixed assets	(950,024)	-
Interest expense, net of interest income	(44,106)	(585,499)
Total other income (expense)	(1,387,662)	4,360,320

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(9,793,707)	2,393,066

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations	(1,642,442)	166,458
Gain on disposal of discontinued operations	711,505	-
Total discontinued operations	(930,937)	166,458

(LOSS) INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(10,724,644)	2,559,524

PROVISION FOR INCOME TAXES	-	-

NET (LOSS) INCOME	(10,724,644)	2,559,524
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	571,261	-

NET (LOSS) INCOME TO CONTROLLING INTEREST	$(10,153,383)	$2,559,524
Less: Preferred Stock Dividends	43,151	-

NET (LOSS) INCOME TO CONTROLLING INTEREST OF COMMON SHAREHOLDERS	$(10,196,534)	$2,559,524

NET (LOSS) INCOME PER SHARE - BASIC
Continuing operations	$(0.37)	$0.10
Discontinued operations	(0.04)	0.01
	$(0.41)	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	26,388,971	22,804,172

NET (LOSS) PER SHARE - DILUTED (see NOTE 1)	$(0.41)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (see NOTE 1)	26,388,971	26,372,172

See notes to condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

					Additional			Non-
	Preferred		Common Stock		Paid-In	Accumulated	Treasury	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - March 31, 2021	-	$-	22,705,775	$22,705	$167,587,659	$(148,912,810)	$(1,670,575)	$-	$17,026,979

Shares issued in the exercise of stock options, including cashless exercises	-	-	20,265	20	28,277	-	-	-	28,297
Shares issued for services rendered, net of amounts prepaid	-	-	114,796	114	674,886	-	-	-	675,000
Share-based compensation	-	-	-	-	399,173	-	-	-	399,173

Net income for the period	-	-	-	-	-	2,559,524	-	-	2,559,524

Balance - June 30, 2021	-	$-	22,840,836	$22,839	$168,689,995	$(146,353,286)	$(1,670,575)	$-	$20,688,973

Balance - March 31, 2022	-	$-	26,364,099	$26,364	$183,246,061	$(158,868,204)	$(1,670,575)	$(599,058)	$22,134,588

Shares issued for commitment for preferred stock offering, net of expenses	-	-	102,881	103	193,313	-	-	-	193,416
Shares issued by Agora Digital Holdings, Inc. for services rendered, net of amounts prepaid	-	-	-	-	5,215,287	-	-	-	5,215,287
Share-based compensation	-	-	-	-	182,561	-	-	-	182,561

Net loss for the period	-	-	-	-	-	(10,153,383)	-	(571,261)	(10,724,644)
Preferred stock dividends	-	-	-	-	-	(43,151)	-	-	(43,151)

Balance - June 30, 2022	-	$-	26,466,980	$26,467	$188,837,222	$(169,064,738)	$(1,670,575)	$(1,170,319)	$16,958,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	JUNE 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net (loss) income	$(10,196,534)	$2,559,524
Adjustments to reconcile net (loss) income to net cash used in operating activities
Change in non-controlling interest	(571,261)	-
Depreciation, amortization, and impairment	148,804	249,679
Cryptocurrency impairment losses	9,122	-
Share-based compensation	182,561	399,173
Change in fair value of derivative liabilities	393,532	(4,945,819)
Loss on disposal of fixed assets	950,024	-
(Gain) on disposal of Trend Discovery Holdings	(711,505)	-
Common shares issued for services	-	675,000
Common shares issued for services - Agora	5,215,287	-
Warrants granted for interest expense	-	545,125
Commitment fees on long-term debt	17,681	-
Changes in assets and liabilities
Accounts receivable	58,405	(48,089)
Prepaid expenses and other current assets	(1,295,323)	77,187
Amortization of right of use asset - financing leases	36,591	35,540
Amortization of right of use asset - operating leases	62,225	17,768
Accrued interest receivable	(8,385)	-
Interest on lease liability - financing leases	(6,113)	(2,984)
Operating lease expense	(62,566)	(19,547)
Accounts payable	(27,789)	432,437
Accrued liabilities	2,056,029	(726,253)
Total adjustments	6,447,319	(3,310,783)
Net cash used in operating activities of continuing operations	(3,749,215)	(751,259)
Net cash (used in) provided by discontinued operations	(725,259)	440,391
Net cash used in operating activities	(4,474,474)	(310,868)

CASH FLOWS FROM INVESTING ACTIVITES
Proceeds from the sale of fixed assets	580,000	2,500
Net cash provided by investing activities of continuing operations	580,000	2,500
Net cash provided by investing activities of discontinued operations	394,399	-
Net cash provided by investing activities	974,399	2,500

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from exercise of stock options	-	28,297
Reduction of finance lease liability	(29,775)	(31,854)
Proceeds from notes payable - related parties	616,000	-
Repayments of notes payable - related parties	(616,000)	-
Proceeds from long-term debt	492,171	-
Repayment of long-term debt	(1,029,848)	(213,957)
Proceeds from the sale of preferred stock	12,000,000	-
Net cash provided by (used in) financing activities of continuing operations	11,432,548	(217,514)
Net cash provided by financing activities of discontinued operations	145,266	-
Net cash provided by (used in) financing activities	11,577,814	(217,514)

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	8,077,739	(525,882)

CASH - BEGINNING OF PERIOD	184,524	1,105,227

CASH - END OF PERIOD	$8,262,263	$579,345

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$11,173	$22,860
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Reclassification of assets of discontinued operations to current operations in fixed assets	$-	$193,904
Lease liability recognized for ROU asset	$-	$29,049
Issuance costs on mezzanine equity	$193,416	$-

See notes to condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings Inc. (“Ecoark Holdings” or the “Company”) is a diversified holding company, incorporated in the State of Nevada on November 19, 2007. Through Ecoark Holdings’ wholly owned subsidiaries, the Company has operations in three areas: (i) oil and gas transportation services, (ii) post-harvest shelf-life and freshness food management technology, and (iii) Bitcoin mining. The Company recently sold its financial services business, and on July 25, 2022, sold all of its oil and gas production business to Fortium Holdings, Inc. (“Fortium”) in exchange for Fortium convertible preferred stock. See below in this Note 1 and Note 21 – “Subsequent Events.” Since this disposal represents a strategic shift that will have a major effect on the Company’s operation and financial results, the Company has reclassified the assets and liabilities related to this business as assets and liabilities held for sale and reclassified the operations of this business as discontinued operations as of June 30, 2022 and for the three months ended June 30, 2022 and 2021. The Company also reclassified the assets and liabilities of this business as assets and liabilities held for sale as of March 31, 2022. See Note 2, “Discontinued Operations” and Note 21, “Subsequent Events” for further information regarding these transactions. Since the acquisition of Banner Midstream Corp. on March 27, 2020, which comprises the exploration, production and drilling operations, the Company focused its efforts to a considerable extent on expanding its exploration and production footprint and capabilities by acquiring real property and working interests in oil and gas mineral leases. The Company’s principal subsidiaries consist of Ecoark, Inc. (“Ecoark”), a Delaware corporation which is the parent of Zest Labs, Inc. (“Zest Labs”), Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) which was assigned the membership interest in Trend Discovery Holdings LLC, a Delaware limited liability corporation (all references to “Trend Holdings” or “Trend” are now synonymous with Agora) from the Company on September 17, 2021 upon its formation, which includes Bitstream Mining, LLC, the Company’s Bitcoin mining subsidiary.

As disclosed in these Notes, the Company has decided it is in the best interests of its shareholders that it divest all of its operating assets through a series of spin-offs or stock dividends to the Company’s shareholders. It intends to do so either by engaging in business combinations with existing public companies which have trading symbols and markets like Fortium or by direct dividends. The Company’s plan is also driven by the dividends it must pay to an investor which provided $12 million on June 8, 2022. The Company’s goal is to complete these spin-offs in calendar 2022 and acquire a new business prior to the last spin-off so it does not become a shell corporation. Because all spin-offs require the transactions or the subsidiaries to be registered with the Securities and Exchange Commission, the Company may not complete all spin-offs in 2022.

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

Banner Midstream had four operating subsidiaries: Pinnacle Frac Transport LLC (“Pinnacle Frac”), Capstone Equipment Leasing LLC (“Capstone”), White River Holdings Corp. (“White River”), and Shamrock Upstream Energy LLC (“Shamrock”). Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors. White River is and Shamrock was engaged in oil and gas exploration, production, and drilling operations on over 30,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi. White River was the operating subsidiary of Banner Midstream that has been reclassified to assets and liabilities held for sale and discontinued operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

For a full description of the operations of White River, refer to the Annual Report filed on Form 10-K for the year ended March 31, 2022 filed on July 7, 2022. White River is now part of our assets and liabilities held for sale and discontinued operations as of June 30, 2022. Shamrock sold off its assets and was inactive as of June 30, 2022.

On July 25, 2022, the Company entered into and closed a Share Exchange Agreement, by and among the Company, White River and Fortium. As a result, White River became a wholly-owned subsidiary of Fortium and issued the Company non-voting Series A Convertible Preferred Stock (the “Series A”) which convert into approximately 82% of Fortium’s common stock. The Series A is only convertible after the Company elects to spin-off Fortium common stock to the Company’s shareholders and a Registration Statement covering the spin-off has been declared effective. The Company’s Executive Chairman is also the Executive Chairman of Fortium and the Company’s Chief Financial Officer is the Chief Executive Officer of Fortium. The former Chief Executive Officer and director of Fortium is the son-in-law of the Company’s Executive Chairman. He resigned from all positions and the new Board of Directors (the “Board”) of Fortium includes the Company’s Executive Chairman and the Executive Chairman’s daughter as well as three other designees of the Company.

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

On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. (“Walmart”) liable on three counts. The federal jury found that Walmart misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets See Note 15 – Commitments and Contingencies – Legal Proceedings.

Trend Holdings formed four subsidiaries including: Bitstream Mining, LLC, a Texas limited liability company (“Bitstream”) on May 16, 2021. In addition, Trend Holdings owned Barrier Crest, LLC (“Barrier Crest”) that was acquired along with Trend Capital Management, Inc. (“TCM”) that was acquired by Ecoark on May 31, 2019. On June 17, 2022, Agora sold Trend Holdings to an entity formed by the investment manager of Trend Discovery LP and Trend Discovery SPV and sold Trend Discovery Exploration LLC (“Trend Exploration”) to the Company. See Note 2, “Discontinued Operations”. The Company reclassified the operations of Barrier Crest and TCM, as discontinued operations as the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results as of March 31, 2022. The Company made this determination for these segments to be held for sale as the criteria established under ASC 205-20-45-1E have been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022. The Company accounted for this sale as a disposal of the business under ASC 205-20-50-1(a) upon the closing of the sale on June 17, 2022 at which time the gain was recognized.

The Company assigned its membership interest in Trend Holdings and its related wholly owned subsidiaries to Agora on September 22, 2021, for the sale of the initial 100 shares for $10. On October 1, 2021, the Company purchased 41,671,121 shares of Agora common stock for $4,167,112 which Agora used to purchase equipment to commence the Bitstream operations.

Agora was organized by Ecoark Holdings to enter the Bitcoin mining business. Because of regulatory uncertainty over Bitcoin being deemed to be securities, Agora’s initial focus is on mining Bitcoin which we believe is not a security. Because of regulatory concerns and the changing regulatory environment, Agora intends to seek opportunities to engage with cryptocurrencies that do not involve the offer or sale of any securities. Because of the plunge in the price of Bitcoin and the type of miners Agora acquired pending its attempt to close an initial public offering, Agora determined it was not presently feasible to conduct Bitcoin mining operations and temporarily ceased such activities on March 3, 2022.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

On November 19, 2021 Agora filed a registration statement on Form S-1 (File No. 333-261246) in connection with its initial public offering of 10,000,000 units comprised of shares of common stock and warrants to purchase an equal number of shares of common stock. The Agora registration statement has undergone a series of amendments since its initial filing in November 2021 and has not yet been declared effective by the Securities and Exchange Commission (“SEC”). In addition, in connection with Agora public offering, Agora has applied for its common stock and warrants to be listed on The Nasdaq Capital Market. Agora has encountered extensive review of its accounting disclosure policies by the Staff of the Securities and Exchange Commission as the Staff seeks to impose uniformity upon the industry. These delays and the fall of the price of Bitcoin has made the feasibility of the initial public offering uncertain.

As a result of the approval by the Company’s Board to divest Agora, the Company has accounted for this as a disposal other than by sale. Assets to be disposed of other than by sale should continue to be classified as held and used until they are disposed of. Upon disposal, the Company must assess whether the disposed of assets qualify for discontinued operations reporting. If so, the Company will apply the presentation and disclosure requirements of ASC 205-20, and if not, the Company will apply the presentation and disclosure requirements of ASC 360-10. Regardless of the outcome of the proposed initial public offering, Ecoark intends to spin-off Agora to its shareholders either directly or through a business combination.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

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

All significant accounting policies related to White River, Shamrock, Barrier Crest and Trend Discovery Capital Management have been removed as these entities are reflected in discontinued operations. For full details on the policies refer to the Annual Report on Form 10-K for the year ended March 31, 2022 filed on July 7, 2022.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

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

There were no changes in the three months ended June 30, 2022 related to the non-controlling interest the Company has in Agora.

Reclassifications

The Company has reclassified certain amounts in the June 30, 2021 condensed consolidated financial statements to be consistent with the June 30, 2022 presentation, including the reclassification of Barrier Crest, TCM, and White River assets and liabilities from continuing operations to held for sale and reclassifications of operations of Barrier Crest, TCM, and White River to discontinued operations. The March 31, 2022 consolidated balance sheet has been reclassified to include the assets and liabilities held for sale for White River as well. Additionally, we have removed all rounding of amounts and shares from the June 30, 2021 presentation to conform to the June 30, 2022 presentation. These changes had no impact on the Company’s financial position or result of operations for the periods presented.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

Noncontrolling Interests

In accordance with ASC 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In October 2021, with the issuance of restricted common stock to directors, management and advisors, the Company no longer owns 100% of Agora. As of June 30, 2022 and March 31, 2022, approximately 9.1% is reflected as non-controlling interest of that entity.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

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

The Company recognizes revenue upon satisfaction of its performance obligation at a point in time in accordance with ASC 606-10-25-30 for its contracts in its Commodities segment or over time in accordance with ASC 606-10-25-27 for its contracts with mining pool operators.

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

Bitcoin Mining

The discussion here should be understood as being applicable while Agora was conducting mining operations which it temporarily ceased beginning March 3, 2022, and will apply at such time as it mines again. As consideration for providing computing power, Agora received Bitcoin from the mining pool in which it participates. Income from Bitcoin mining (mining earnings are made up of the baseline block reward and transaction fees, defined as “rewards”) which is measured based on the fair value of the Bitcoin received.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

Providing computing power in Bitcoin transaction verification services (known as “mining”) is an output of Agora’s ordinary activities. The provision of computing power is the only performance obligation in Agora’s contracts with mining pool operators, its customers. At such time as Agora re-commences mining activities, it will recognize income from Bitcoin mining for the provision of computing power upon satisfaction of its performance obligation. As consideration for the provision of computing power, Agora is entitled to payment in Bitcoin, which is a form of noncash consideration. Noncash consideration is measured at fair value at contract inception. Fair value of the Bitcoin consideration is determined using the quoted price on Agora’s primary trading platform of the Bitcoin at the beginning of the contract period, which is considered to be the beginning of each twenty-four-hour period (at contract inception). Specifically, fair value at contract inception is based on the market price at the beginning of the contract term, at the single Bitcoin level (one Bitcoin). This amount is recognized in revenue over the contract term as hash rate is provided. Changes in the fair value of the noncash consideration due to form of the consideration (changes in the market price of Bitcoin) are not included in the transaction price and hence are not included in revenue. Changes in fair value of the noncash consideration post-contract inception that are due to reasons other than form of consideration (other than changes in the market value of bitcoin) are measured based on the guidance on variable consideration, including the constraint on estimates of variable consideration.

Because the consideration to which Agora expects to be entitled for providing computing power is entirely variable, as well as being noncash consideration, the Company assesses the estimated amount of the variable noncash consideration to which it expects to be entitled for providing computing power at contract inception and subsequently, to determine when and to what extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur once the uncertainty associated with the variable consideration is subsequently resolved (the “constraint”). Only when significant revenue reversal is concluded probable of not occurring can estimated variable consideration be included in revenue. Based on evaluation of likelihood and magnitude of a reversal in applying the constraint, the estimated variable noncash consideration is constrained from inclusion in revenue until the end of the contract term, when the underlying uncertainties have been resolved and number of Bitcoin to which Agora is entitled becomes known.

Bitcoin is recorded on the consolidated balance sheet, as intangible asset — Bitcoin.

Agora has entered into a Bitcoin mining pool with the mining pool operator F2Pool, to provide computing power to the mining pool. The arrangement is terminable at any time by either party and Agora’s enforceable right to Bitcoin compensation only begins when Agora provides computing power to the mining pool operator.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

Agora’s performance obligation extends over the contract term given the Company’s continuous provision of hash rate. This period of time corresponds with the period of service for which the mining pool operator determines compensation due Agora. Given cancelation terms of the contracts, all contracts effectively provide Agora with the option to renew for successive contract terms of twenty-four hours. The options to renew are not material rights because they are offered at the standalone selling price of computing power. In exchange for providing computing power, Agora is entitled to consideration equal to a fractional share of the fixed Bitcoin reward the mining pool operator receives (referred to as a “block reward”) after such amount has been reduced by a digital asset transaction fee retained by the mining pool operator, and potentially network transaction fees. Agora’s fractional share is based on the proportion of computing power Agora contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm, over the contract term. Agora is entitled to compensation for providing computing power to a mining pool even if a block is not successfully placed. The block reward provides an incentive for Bitcoin miners to process transactions made with Bitcoin. Creating an immutable record of these transactions is vital for Bitcoin to work as intended. The blockchain is like a decentralized bank ledger, one that cannot be altered after being created. The miners are needed to verify the transactions and keep this ledger up to date. Block rewards, and to a lesser extent, network transaction fees, are their payment for doing so.

The terms of the agreement with the mining pool operator provide that neither party can dispute settlement terms after thirty-five days following settlement.

For the mining pool in which Agora participates, Agora is entitled to a transaction price, calculated by Agora’s mining pool operator. Specifically, the mining pool operator determines the amount of block rewards to which Agora is entitled by using the Pay-Per-Shares-Plus (PPS+) payment method, retaining 2.5% to cover costs of operating the pool (the “digital asset transaction fee”), and includes network transaction fees as applicable. When Agora’s number of Bitcoin reaches the minimum threshold of 0.005 Bitcoin, Agora receives a payout and the pool transfers the Bitcoin consideration to Agora’s designated wallet within 8 hours, between 00:00 and 08:00 UTC.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

Network transaction fees, however, are paid out based on blocks actually found and solved and therefore the network transaction fee revenue is not consistently paid out. We expect that network transaction fees will be a very small contributor to total miner Bitcoin rewards.

Agora’s cost of Bitcoin revenue consists primarily of direct costs of earning the Bitcoin related to mining operations, namely electric power costs, other utilities, labor, insurance whether incurred directly from self-mining operations or reimbursed, including any revenue sharing arrangements under hosting agreements, but excluding depreciation and amortization, which are separately stated in the Company’s Consolidated Statement of Operations.

Commodities

The Company recognized revenue for their proportionate share of oil and gas drilling revenue when: (i) the Company receives notification of the successful sale of a load of crude oil to a buyer; (ii) the buyer will provide a price based on the average monthly price of crude oil in the most recent month; and (iii) cash is received the following month from the crude oil buyer.

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
JUNE 30, 2022

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

The Company accounts for Agora’s Bitcoin as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

The Company determines the fair value of Agora’s Bitcoin on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active trading platform that Agora has determined is its principal market for Bitcoin (Level 1 inputs). Agora performs an analysis each day comparing the carrying amount of the Agora’s Bitcoin with their fair value based on the lowest market price that day at the single Bitcoin level (one bitcoin). The excess, if any, represents a recognized impairment loss. Impairment losses are recorded in the line item “Bitcoin impairment losses” in the Company’s Consolidated Statements of Operations.

To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Bitcoin awarded to Agora through its mining activities are included as an adjustment to reconcile net loss to cash provided by (or used in) operating activities on the accompanying Consolidated Statements of Cash Flows. The sales (if any) of Bitcoin are included within investing activities in the accompanying Consolidated Statements of Cash Flows and any realized gains or losses (if any) from such sales are included in operating income in the Company’s Consolidated Statement of Operations. The Company accounts for sales of Bitcoin in accordance with the first in first out (FIFO) method of accounting.

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

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its chief operating decision makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings and the March 27, 2020 acquisition of Banner Midstream consisted of three segments, Financial, Commodities and Technology. Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company would add a fourth reporting segment to account for their Bitcoin mining business. Additionally, on July 1, 2021 the Company now reports its home office costs into the Commodity segment, and charged its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Bitcoin Mining segments to account for this home office allocation.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

The Company classified their reporting segments in these three divisions through March 31, 2022, when the Company determined that pursuant to ASC 205-20-45-1E that the operations related to the Financial Services segment would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022. As a result of this reclassification, the Company’s segment reporting has removed the Financing segment for the three months ended June 30, 2021. Effective April 1, 2022, the Company has classified their segments in the Commodity Segment, Technology Segment and Bitcoin Mining Segment. They now charge a monthly overhead charge to the Technology Segment and to the Transportation component and Oil and Gas Production component (each part of the Commodities Segment). On July 25, 2022, the Company sold its oil and gas production business (White River) which is part of the Commodities segment. The Company determined that pursuant to ASC 205-20-45-1E that the operations related to White River’s oil and gas production business would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of July 25, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the three months ended June 30, 2022.

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

The Company has adjusted the diluted EPS for the three months ended June 30, 2021 for warrants classified as derivative liabilities in accordance with ASC 260-10-45 as follows. No calculation is necessary for the three months ended June 30, 2022 because to do so would be anti-dilutive.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

June 30, 2021
Diluted EPS:
Net income to controlling interest	$2,559,525
Change in fair value of derivative liability	(4,945,819)

Adjusted net loss	$(2,386,294)

Weighted Average Shares Outstanding	26,372,172
Adjusted (loss) per share	$(0.09)

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
JUNE 30, 2022

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

Liquidity

For the three months ended June 30, 2022 and 2021, the Company had a net income (loss) of $(10,196,534) and $2,559,525, respectively, has a working capital deficit of $864,794 and $8,394,850 as of June 30, 2022 and March 31, 2022, and has an accumulated deficit as of June 30, 2022 of $(169,064,738). As of June 30, 2022, the Company has $8,325,121 in cash and cash equivalents which includes $3,000,000 transferred to White River prior to the Fortium sale.

See Note 13, “Mezzanine Equity” for information on the Company’s recent $12 million convertible preferred stock financing. That financing has restrictive covenants that require approval of the investor for the Company to engage in any equity or debt financing, and it is not likely approval for any financing will be obtained unless from such investor.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

The Company’s ability to raise additional capital will also be impacted by the SEC’s proposed climate change rules which are expected to become effective in the 2023 fiscal year and may also be impacted by the COVID-19 pandemic including the current supply chain shortages.

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

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for the three months ended June 30, 2022 or year ended March 31, 2022 in contrast to the material impact it had in the prior fiscal year.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

NOTE 2: DISCONTINUED OPERATIONS

On June 17, 2022, the Company sold Trend Discovery to an entity formed by the investment manager of Trend Discovery LP and Trend Discovery SPV for a three-year $4,250,000 secured note (see Note 4). Each of the Trend Discovery subsidiaries including Barrier Crest guaranteed the note and provided Agora with a first lien on its assets. The Company accounted for this sale as a disposal of the business under ASC 205-20-50-1(a). The Company had reclassified the operations of Barrier Crest and Trend Discovery Capital Management (the other entities were inactive) as discontinued operations as the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results. The Company made this determination for these segments to be held for sale as the criteria established under ASC 205-20-45-1E had been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022 as well as for the period April 1, 2022 through June 17, 2022. The Company accounted for this sale as a disposal of the business under ASC 205-20-50-1(a) on June 17, 2022 at which time the gain was recognized. As a result of this reclassification, the Company identified the following assets and liabilities that were reclassified from continuing operations to discontinued operations as they are discontinued.

On July 25, 2022, the Company sold its oil and gas production business (White River) which is part of the Commodities segment. The Company determined that pursuant to ASC 205-20-45-1E that the operations related to the oil and gas production business would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of July 25, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the three months ended June 30, 2022.

Current assets as of June 30, 2022 and March 31, 2022 – Discontinued Operations:

	June 30, 2022	March 31, 2022
Cash	$62,858	$291,673
Accounts receivable	795,178	658,481
Inventory	136,007	107,026
Prepaid expenses	519,262	313,593
	$1,513,305	$1,370,773

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

Non-current assets as of June 30, 2022 and March 31, 2022 – Held for Sale / Discontinued Operations:

	June 30, 2022	March 31, 2022
Goodwill	$2,100,374	$5,323,173
Property and equipment, net	1,182,034	596,464
Oil and gas properties, full cost-method	5,536,495	6,626,793
Capitalized drilling costs, net of depletion	348,725	604,574
Right of use asset – operating leases	207,842	226,417
	$9,375,470	$13,377,421

Current liabilities as of June 30, 2022 and March 31, 2022 – Held for Sale / Discontinued Operations:

	June 30, 2022	March 31, 2022
Accounts payable and accrued expenses	$659,660	$985,447
Current portion of long-term debt	41,414	-
Current portion of lease liability – operating leases	156,259	148,206
	$857,333	$1,133,653

Non-current liabilities as of June 30, 2022 and March 31, 2022 – Held for Sale / Discontinued Operations:

	June 30, 2022	March 31, 2022
Lease liabilities – operating leases, net of current portion	$70,762	$100,215
Long-term debt	103,853	-
Asset retirement obligations	746,061	1,303,751
	$920,676	$1,403,966

The Company reclassified the following operations to discontinued operations for the three months ended June 30, 2022 and 2021, respectively.

	2022	2021
Revenue	$1,741,106	$1,722,779
Operating expenses	3,781,504	2,155,181
Other (income) loss	(397,956)	(598,860)
Net (loss) income from discontinued operations	$(1,642,442)	$166,458

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

The following represents the calculation of the gain on disposal of Trend Discovery at June 17, 2022:

	2022	2021
Secured Note Receivable	$4,250,000	$-
Cash	(27,657)	-
Accounts receivable	(222,400)	-
Prepaid expenses	(99,566)	-
Goodwill	(3,222,799)	-
Other assets	(284)	-
Accounts payable and accrued expenses	34,211	-
Gain on disposal of discontinued operations	$711,505	$-

As of April 1, 2021, all of the equipment assets and accounts payable of Pinnacle Vac Services LLC (“Pinnacle Vac”) were transitioned into Capstone to continue servicing the debt.

NOTE 3: REVENUE

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services.

The following table disaggregates the Company’s revenue by major source for the three months ended June 30 for continuing operations:

	2022	2021
Revenue from continuing operations:	(unaudited)	(unaudited)
Bitcoin mining	$-	$-
Transportation Services	5,348,225	5,037,994
Fuel Rebate	63,095	92,406
Equipment Rental and other	7,335	25,813
	$5,418,655	$5,156,213

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

Bitcoin Mining

Providing computing power to solve complex cryptographic algorithms in support of Bitcoin blockchains, in a process known as “solving a block”, is an output of the Company’s ordinary activities. The provision of computing power is the only performance obligation in the Company’s contracts with mining pool operators, its customers. When the Company engaged in mining, satisfied its performance obligation over time as it provides computing power.

The contract term is short, limited to the period of time the Company’s miners were contributing to the mining pool computational operations in support of the blockchain, measured in “hash rate” or “hashes per second”. The contract term was the payout period under the Company’s mining pool contracts, which is a twenty-four-hour period. After each contract period, the Company had the right to renew the contract for subsequent, successive payout periods.

Bitcoin received in exchange for providing computing power represents noncash consideration. The fair value of the noncash consideration determined at contract inception was recognized in revenue as the Company performed over the contract term using an output method based on hash rate contributed. Changes in the fair value of the noncash consideration post-contract consideration due to reasons other than form of consideration (that is, other than the price of bitcoin or ether) were estimated under the expected value method but constrained from inclusion in the transaction price (and hence revenue) until end of the contract term when the uncertainty has been resolved and amount was known.

The Company received payment for its provision of hash rate under the Pay-Per-Shares-Plus (“PPS+”) payment method. The payment method contains two components, (1) the block rewards issued by the blockchain network and paid by the mining pool operator, and (2) transaction fees generated from (paid by) blockchain users and distributed (paid out) to individual miners by the mining pool operator. The pool, as a collective entity, develops its own technology that, on one end, gathers individual miner’s hash rate, and on the other end contributes hash rate to the network to compete for block rewards from the network.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

Digital asset transaction fees are payable to the mining pool operator to cover the costs of maintaining the pool and are deducted from the block reward payout. This fee was deducted from the block reward the Company received and recorded as a reduction of revenue because it does not represent payment for a distinct good or service.

NOTE 4: SENIOR SECURED PROMISSORY NOTE RECEIVABLE

Agora was issued a Senior Secured Promissory Note by Trend Ventures, LP (“Trend Ventures Note”) on June 16, 2022. The Trend Ventures Note was the consideration paid to Agora for the acquisition of Trend Discovery Holdings. The Trend Ventures Note is in the principal amount of $4,250,000, bears interest at the rate of 5% per annum, and matures June 16, 2025. Under Trend Ventures Note, Trend Ventures, LP has agreed to make interest-only payments, in arrears on a monthly basis commencing on June 30, 2022 and continuing thereafter until June 16, 2023. Beginning on June 30, 2023, Trend Ventures, LP agreed to make 24 consecutive equal monthly payments of principal each in an amount which would fully amortize the principal, plus accrued interest. All principal and any unpaid accrued interest will be due and payable on or before the maturity date. The Trend Ventures Note will be granted a first lien senior secured interest as set forth in the Security Agreement executed on the same date as the Trend Ventures Note, by and among Trend Ventures, LP, its future subsidiaries (each a Guarantor) and Agora dated as of June 16, 2022.

As of June 30, 2022, the Company has recognized $8,385 in interest income and accrued interest receivable.

NOTE 5: BITCOIN

Agora commenced their Bitcoin mining operations in November 2021. Through June 30, 2022, Agora mined 0.57361732 Bitcoins (none in the three months ended June 30, 2022). Agora temporarily ceased Bitcoin mining on March 3, 2022. The value of the Bitcoin mined was $26,495 of which $16,351 has been impaired through June 30, 2022. During the three months ended June 30, 2022, the Company recognized Bitcoin impairment losses of $9,122, to bring the carrying value of the Bitcoin down to its fair value. The carrying value at June 30, 2022 was $10,145, which represents the lowest fair value of the Bitcoins at any time since their mining. Agora did not sell any of its Bitcoin at any point during this period.

The following table presents additional information about Agora’s Bitcoin holdings during the three months ended June 30, 2022:

Beginning balance – April 1, 2022	$19,267
Bitcoin mined at initial fair value	-
Bitcoin impairment losses	(9,122)
Ending balance – June 30, 2022	$10,145

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
	(unaudited)
Zest Labs freshness hardware, equipment and computer costs	$2,915,333	$2,915,333
Land	125,000	125,000
Buildings	-	-
Leasehold improvements – Pinnacle Frac	18,052	18,052
Mining technology equipment– Bitcoin	7,065,640	7,065,640
Machinery and equipment – Bitcoin	91,132	91,132
Machinery and equipment – Commodities	699,512	3,256,686
Total property and equipment	10,914,669	13,471,843
Accumulated depreciation and impairment	(2,796,146)	(3,738,734)
Property and equipment, net	$8,118,523	$9,733,109

As of March 31, 2022, the Company performed an evaluation of the recoverability of these long-lived assets. As a result of the evaluation, there was no impairment of the fixed assets necessary.

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

On April 11, 2022, the Company sold equipment of $2,557,172, that had accumulated depreciation of $1,027,148 for a net value of $1,530,024 for $580,000. The result was a loss on sale of $950,024.

Depreciation expense for the three months ended June 30, 2022 and 2021 was $84,561 and $164,975, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

NOTE 7: INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
	(unaudited)
Patents	$1,012,672	$1,012,672
Customer relationships	2,100,000	2,100,000
Non-compete agreements – Banner Midstream	250,000	250,000
Outsourced vendor relationships	1,016,736	1,016,736
Non-compete agreements – Zest Labs	340,215	340,215
Total intangible assets	4,719,623	4,719,623
Accumulated amortization and impairment	(3,067,535)	(3,003,292)
Intangible assets, net	$1,652,088	$1,716,331

Amortization expense for the three months ended June 30, 2022 and 2021 was $64,243 and $87,204, respectively.

The following is the future amortization of the intangibles as of June 30:

2023	$259,103
2024	264,512
2025	251,129
2026	214,923
2027	201,111
Thereafter	461,310
$1,652,088

In addition to the statutory based intangible assets noted above, the Company recorded a total of $7,001,247 of goodwill in connection with the purchase of Banner Midstream. Of this amount, $2,100,374 is included in assets held for sale as it relates to the oil and gas production business.

The Company assessed the criteria for impairment, and there were no indicators of impairment present as of March 31, 2022, and therefore no impairment is necessary. There have been no indicators of impairment present in the three months ended June 30, 2022.

The goodwill from the Trend acquisition of $3,222,799 had been reclassified to non-current assets held for sale as of March 31, 2022. With the June 2022 sale of Trend, this amount was written down and included in gain from disposal in the three months ended June 30, 2022.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

NOTE 8: POWER DEVELOPMENT COST

Agora has paid $1,000,000 each under two separate agreements for two different land sites to a non-related third party for a total of $2,000,000 in connection with the commencement of Bitstream’s Bitcoin mining operations. The payments represent the fee for securing 48 MW and 30 MW, respectively of utility capacity as defined and agreed by ERCOT West Load Zone in the Oncor Electric Delivery Company LLC (“Utility”) at the “one-span” tariff rate classification of “6.1.1.1.5 Primary greater than 10kw”. If the Utility is unable to deliver these terms as defined in the facilities extension agreement, the non-related third party is obligated to secure a new location for Bitstream with at least the stated capacity and same rate tariff. The non-related third party secured the 48 MW and 30 MW of available capacity by signing a distribution facilities extension agreement with the Utility and posting the required collateral.

The $2,000,000 was used to purchase this right to the distribution facilities extension agreement which gives Bitstream immediate access to the 78 MW electric capacity from the Utility.

Bitstream also reimbursed the utility deposits paid by the non-related third party in connection with these agreements in the amount of $96,000 and $326,500, respectively. The power development fees are deemed non-refundable unless the non-related third party cannot find a suitable location within 6 months. Bitstream and the non-related third party are still negotiating a definitive power agreement.

The Company has classified these payments as “Power Development Costs” as a noncurrent asset on the Consolidated Balance Sheets.

NOTE 9: ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2022	March 31, 2022
	(unaudited)
Professional fees and consulting costs	$553,995	$394,660
Vacation and paid time off	111,088	101,954
Legal fees	342,363	68,723
Compensation	302,128	245,179
Interest	28,087	2,223
Insurance	1,973,224	384,394
Dividend	43,151	-
Other	431,417	532,291
Total	$3,785,453	$1,729,424

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

NOTE 10: WARRANT DERIVATIVE LIABILITIES

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

On November 14, 2020, the Company granted 60,000 two-year warrants exercisable at $7.75 per share in exchange for the early conversion of a portion of the September 24, 2020 warrants. The fair value of the November 14, 2020 warrants was estimated to be $251,497 at inception, and $3,666 as of June 30, 2022.

On December 30, 2020, the Company granted 888,889 two-year warrants, with a strike price of $10.00, in the registered direct offering. The fair value of those warrants was estimated to be $4,655,299 at inception. During the three months ended March 31, 2021, 176,000 warrants were exercised for $1,760,000, and no shares were exercised during the year ended March 31, 2022 and three months ended June 30, 2022. The fair value of the remaining warrants at June 30, 2022 is $44,726.

On December 30, 2020, the Company granted 62,222 two-year warrants to the placement agent as additional compensation in connection with the registered direct offering closed December 31, 2020, exercisable at a strike price of $11.25 per share. The fair value of those warrants was estimated to be $308,205 at inception and $2,849 as of June 30, 2022.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

The fair value of the 200,000 warrants that remain outstanding from the 250,000 warrants granted on September 24, 2020 as of June 30, 2022 is $1,127.

On June 30, 2021, the Company granted 200,000 two-year warrants with a strike price of $10.00 per share, pursuant to a purchase agreement entered into the same day with the warrant holder. The fair value of those warrants was estimated to be $545,125 at inception, on June 30, 2021 and $54,291 as of June 30, 2022.

On August 6, 2021, the Company closed a $20,000,000 registered direct offering. The Company sold 3,478,261 shares of common stock and 3,478,261 warrants at $5.75 per share. The warrants are exercisable through April 8, 2025. The Company also issued the placement agent 243,478 warrants exercisable at $7.1875 per share. Further information on the offering and compensation to the placement agent is contained in the prospectus supplement dated August 4, 2021. The fair value of the investor warrants was estimated to be $11,201,869 at inception and $4,331,296 as of June 30, 2022. The fair value of the placement agent warrants was estimated to be $744,530 at inception and $274,207 as of June 30, 2022.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2022 and 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on June 30, 2022, March 31, 2022 and at inception:

	Three Months Ended June 30, 2022	Year Ended March 31, 2022	Inception
Expected term	0.24 – 2.60 years	0.5 – 2.85 years	5.00 years
Expected volatility	108%	110 – 113%	91% – 107%
Expected dividend yield	-	-	-
Risk-free interest rate	2.98%	0.25 – 0.42%	1.50% – 2.77%
Market price	$1.59 – $2.80	$2.00 - $5.89

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

The Company’s remaining derivative liabilities as of June 30, 2022 and March 31, 2022 associated with warrant offerings are as follows. All fully extinguished warrants liabilities are not included in the chart below.

	June 30, 2022 (unaudited)	March 31, 2022	Inception
Fair value of 200,000 (originally 250,000) September 24, 2020 warrants	$1,127	$8,354	$1,265,271
Fair value of 60,000 November 14, 2020 warrants	3,666	7,695	251,497
Fair value of 888,889 December 31, 2020 warrants	44,726	82,436	4,655,299
Fair value of 62,222 December 31, 2020 warrants	2,849	5,741	308,205
Fair value of 200,000 June 30, 2021 warrants	54,291	60,866	545,125
Fair value of 3,478,261 August 6, 2021 warrants	4,331,296	3,904,575	11,201,869
Fair value of 243,478 August 6, 2021 warrants	274,207	248,963	744,530
	$4,712,162	$4,318,630

During the three months ended June 30, 2022 and 2021 the Company recognized changes in the fair value of the derivative liabilities of $(393,532) and $4,945,819, respectively. In addition, the Company recognized $0 and $545,125 in expenses related to the warrants granted for the three months ended June 30, 2022 and 2021.

Activity related to the warrant derivative liabilities for the three months ended June 30, 2022 is as follows:

Beginning balance as of March 31, 2022	$4,318,630
Issuances of warrants – derivative liabilities	-
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	393,532
Ending balance as of June 30, 2022	$4,712,162

Activity related to the warrant derivative liabilities for the three months ended June 30, 2021 is as follows:

Beginning balance as of March 31, 2021	$7,213,407
Issuances of warrants – derivative liabilities	545,125
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(4,945,819)
Ending balance as of June 30, 2021	$2,812,713

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

 NOTE 11: LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2022 and March 31, 2022. All debt instruments repaid during the year ended March 31, 2022 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

	June 30, 2022	March 31, 2022
	(unaudited)
Credit facility -Trend Discovery SPV 1, LLC (a)	$516,036	$595,855
Note payable – Alliance Bank (b)	169,341	236,755
Commercial loan – Firstar Bank (c)	-	245,217
Auto loan 1 – Firstar Bank (d)	13,792	16,839
Auto loan 4 – Ally Bank (e)	20,615	23,012
Tractor loan 6 – Tab Bank (f)	-	118,332
Auto loan – Ford (g)	76,555	80,325
Total long-term debt	796,339	1,316,335
Less: current portion	(719,911)	(1,181,021)
Long-term debt, net of current portion	$76,428	$135,314

(a)	On December 28, 2018, the Company entered into a $10,000,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000,000 with a cap of $10,000,000. In the year ended March 31, 2022, the Company borrowed $595,855, which includes $25,855 in commitment fees, with the balance of $575,000 being deposited directly into the Company. In the three months ended June 30, 2022, the Company borrowed $505,181, which includes $17,681 in commitment fees, with the balance of $487,500 being deposited directly into the Company, and repaid $585,000 in the three months ended June 30, 2022. Interest incurred for the three months ended June 30, 2022 was $25,864, and accrued as of June 30, 2022 was $28,087. There were no advances in the three months ended June 30, 2021.

(b)	Original loan date of June 14, 2019 with an original maturity date of April 14, 2020. The Company extended this loan for $1,238,500 at 4.95% with a new maturity date of April 14, 2025. On September 24, 2021, the Company repaid $550,000 of this amount as a condition of the underlying guarantee of the note.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

(c)	Original loan date of February 28, 2018, due December 31, 2022 at 4.75%. The Company repaid the entire amount on April 11, 2022 with the proceeds from the sale of equipment of $580,000.

(d)	On July 20, 2018, entered into a long-term secured note payable for $56,300 for a service truck maturing July 20, 2023. The note is secured by the collateral purchased and accrued interest annually at 6.50% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2022.

(e)	On July 26, 2018, entered into a long-term secured note payable for $55,268 for a service truck maturing September 9, 2024. The note is secured by the collateral purchased and accrued interest annually at 7.99% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2022.

(f)	On November 7, 2018, entered into a long-term secured note payable for $301,148 maturing on November 22, 2023. The note is secured by the collateral purchased and accrued interest annually at 10.25% with principal and interest payments due monthly. The Company repaid the entire amount on April 11, 2022 with the proceeds from the sale of equipment of $580,000.

(g)	On February 16, 2022, entered into long-term secured note payable for $80,325 for a service truck maturing February 13, 2028. The note is secured by the collateral purchased and accrued interest annually at 5.79% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2022

The following is a list of maturities as of June 30:

2023	$719,911
2024	24,083
2025	13,195
2026	13,980
2027	14,811
Thereafter	10,359
$796,339

During the three months ended June 30, 2022, the Company received proceeds of $487,500, repaid $1,029,848, secured notes payable for trucks valued at $149,937, and incurred $17,681 in commitment fees added to the credit facility with Trend Discovery SPV 1, LLC.

During the three months ended June 30, 2021, the Company repaid $213,957.

Interest expense on long-term debt during the three months ended June 30, 2022 and 2021 are $38,018 and $22,860, respectively.

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

NOTE 12: NOTES PAYABLE - RELATED PARTIES

Notes payable to related parties consisted of the following as of March 31, 2022 and 2021. All notes payable to related parties instruments repaid during the year ended March 31, 2022 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

A Board member advanced $577,500 to the Company through August 8, 2021, under the terms of notes payable that bears interest at rates ranging between 10% and 15% interest per annum. On August 9, 2021, the Company repaid the entire $577,500 to the Board member with accrued interest of $42,535. Interest expense on the notes for the three months ended June 30, 2021 was $17,514.

An officer of the Company advanced $116,000 and was repaid this amount during the year ended March 31, 2022, and $25,000 was advanced and repaid during the year ended March 31, 2022 from an officer of Agora. In the three months ended June 30, 2022, the Company’s Chief Executive Officer and Chief Financial Officer advanced a total of $591,000 which was fully repaid in the same period; and an officer of Agora advanced $25,000 which was fully repaid in the same period. These were short-term advances and no interest was charged as the amounts were outstanding for just a few weeks.

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

NOTE 13: MEZZANINE EQUITY

On June 8, 2022, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Digital Power Lending, LLC, a California limited liability company (the “Purchaser”), pursuant to which the Company sold the Purchaser 1,200 shares of Series A Convertible Redeemable Preferred Stock (the “Ecoark Series A”), 102,881 shares of common stock (the “Commitment Shares”) and a warrant to purchase shares of common stock (the “Warrant,” and together with the Ecoark Series A and the Commitment Shares, the “Securities”) for a total purchase price of $12,000,000. The Purchaser is a subsidiary of BitNile Holdings, Inc. [NYSE American: NILE]. The Company determined that the classification of the Ecoark Series A is Mezzanine Equity as the option to convert the shares belongs to the Purchaser. A description of the material transaction components are as follows:

Ecoark Series A

Conversion Rights

Each share of Ecoark Series A has a stated value of $10,000 and is convertible into shares of common stock at a conversion price of $2.10 per share, subject to certain adjustment provisions. The holder’s conversion of the Ecoark Series A is subject to a beneficial ownership limitation of 19.9% of the issued and outstanding common stock as of any conversion date of the Ecoark Series A, unless and until the Company obtains shareholder and The Nasdaq Stock Market (“Nasdaq”) approval for the conversion of more than that amount, in order to comply with Nasdaq Rules. In addition, the conversion rights in general did not become effective until July 23, 2022, which is one day after the record date for the shareholders meeting seeking such shareholder approval.  The shares of Ecoark Series A as amended are also subject to a 4.99% beneficial ownership limitation, which may be increased to up to 9.9% by the holder by giving 61 days’ notice to the Company.

Voting Rights

The Ecoark Series A is entitled to vote with the common stock as a single class on an as-converted basis, subject to applicable law and the Nasdaq Rules. In addition, as long as the holder continues to hold at least 25% of the shares of Ecoark Series A issued to it on the issuance date, the holder is entitled to elect a number of directors to the Company’s Board equal to a percentage determined by (i) the number of Ecoark Series A beneficially owned by the holder, calculated on an “as converted” basis, (ii) divided by the sum of the number of shares of common stock outstanding plus the number of Ecoark Series A outstanding on an “as converted” basis; and such director(s) so elected may only be removed without cause by the affirmative vote of the holder. Initially, the Purchaser may designate one director.

The holders of record of the shares of common stock and of any other class or series of voting stock (including the Ecoark Series A), exclusively and voting together as a single class, are entitled to elect the balance of the total number of directors of the Company. The Purchaser is not eligible to vote at the shareholders meeting on the proposal to approve the issuance of more than 19.9% of shares outstanding on June 8, 2022.

Dividend Rights

The holder of shares of the Ecoark Series A is entitled to receive cumulative cash dividends at an annual rate of 12.6% of the stated value, which is equivalent to $1,260 per year per share, payable monthly beginning on the issuance date and continuing until the earlier of (a) June 8, 2024, and (b) the date on which the holder no longer holds any shares of Ecoark Series A.

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

If the Company fails to make one or more dividend payments, whether or not consecutive, a default dividend rate of 18% per annum will apply until all accumulated dividend payments have been made.

Liquidation Rights

The shares of Ecoark Series A have a liquidation preference over the common stock and any subsequent series of junior preferred stock of $1,200 per share of Ecoark Series A, plus accrued but unpaid dividends.

Redemption

At any time beginning on or after June 8, 2024, the holder of Ecoark Series A may cause the Company to redeem some or all of the shares of Ecoark Series A it holds at a redemption price of $1,200 per share, plus any accumulated and unpaid dividends thereon.

Negative Covenants and Approval Rights

The Ecoark Series A Certificate of Designation (the “Certificate”) subjects the Company to negative covenants restricting its ability to take certain actions without prior approval from the holder(s) of a majority of the outstanding shares of Ecoark Series A for as long as the holder(s) continue to hold at least 25% (or such higher percentage as set forth in the Certificate (as defined below)) of the Ecoark Series A shares issued on the closing date under the Agreement. These restrictive covenants include the following actions by the Company, subject to certain exceptions and limitations:

(i) payment or declaration of any dividend (other than pursuant to the Ecoark Series A Certificate);

(ii) investment in, purchase or acquisition of any assets or capital stock of any entity for an amount that exceeds $100,000 in any one transaction or $250,000, in the aggregate;

(iii) issuance of any shares of common stock or other securities convertible into or exercisable or exchangeable for shares of common stock;

(iv) incurrence of indebtedness, liens, or guaranty obligations, in an aggregate amount in excess of $50,000 in any individual transaction or $100,000 in the aggregate with customary exceptions.

(v) sale, lease, transfer or disposal of any of its properties having a value calculated in accordance with GAAP of more than $50,000;

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

(vi) increase in any manner the compensation or fringe benefits of any of its directors, officers, employees; and

(vii) merger or consolidation with, or purchase a substantial portion of the assets of, or by any other manner the acquisition or combination with any business or entity.

The above and other negative covenants in the Series A Certificate do not apply to a reverse merger with an entity with securities quoted on a market operated by OTC Markets or listed on a national securities exchange.

Warrant

The Warrant, as amended and filed on July 15, 2022, provides the Purchaser or its assignees (the “Holder”) with the right to purchase a number of shares of common stock as would enable the holder together with its affiliates to beneficially own 49% of the Company’s common stock, calculated on a fully diluted basis, at an exercise price of $0.001 per share, including the Commitment Shares and Conversion Shares unless sold. Subject to shareholder approval, the Warrant shall vest and becomes exercisable into shares of the Company’s stock if as of June 8, 2024: (i) the Company has failed to complete the distributions to the Company’s security holders or to any other subsidiary of the Company’s equity ownership of its three principal subsidiaries: Agora, Banner Midstream and Zest Labs (or their principal subsidiaries) (the “Distributions”), and/or (ii) the Holder together with its affiliates does not beneficially own at least 50% of the Company’s outstanding common stock. Provided, the Company must retain 20% of its common stock of Agora. The Warrant may be exercised on a cashless basis and expires on June 8, 2027. In the event that the Company or its transfer agent fails to issue the shares of common stock within three business days following delivery of a notice of exercise, the Warrant provides that the Company must pay the Holder a fee of $2.4 million. The Warrant shall not be exercisable prior to vesting.

Based upon the terms of the Warrant, the Company has concluded the Warrant is classified as a liability pursuant to ASC 480. However, since the vesting and exercise of the Warrant is subject to shareholder approval, which is outside the control of the Company, the Company has concluded that, when and if the Warrant vests, the Company will account for the Warrant as a liability pursuant to ASC 480.

Registration Rights

Pursuant to the Agreement, the Company has agreed to register the sale by the Purchaser of up to 5,246,456 shares of common stock, representing the Commitment Shares issued at the closing plus 5,143,575 of the shares of common stock issuable upon conversion of the Ecoark Series A. This amount equals 19.9% of the Company’s outstanding common stock immediately prior to the closing. The Company registered the sale by filing a prospectus supplement pursuant to the Company’s registration statement on Form S-3 (File No. 333-249532), originally filed with the SEC on October 16, 2020, as amended, which became effective on December 29, 2020, and the base prospectus included therein.

The value of the Commitment Shares of $193,416 were considered issuance costs and have been reflected in the total for Mezzanine Equity of $11,806,584 as of June 30, 2022.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

The description above is not a substitute for reviewing the full text of the referenced documents, which were attached as exhibits to the Company’s Current Report on Form 8-K as filed with the SEC on June 9, 2022 and the Company’s Current Report on Form 8-K as filed with the SEC on July 15, 2022 when we filed the Amended Warrant and the Second Amendment to the Ecoark Series A Certificate.

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT)

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000,000 shares of “blank check” preferred stock, par value $0.001.

As of March 31, 2022, there were no shares of any series of preferred stock issued and outstanding. On June 8, 2022, as noted in Note 13, “Mezzanine Equity”, the Company issued 1,200 Series A Preferred shares, and as of June 30, 2022, there are 1,200 shares of preferred stock issued and outstanding.

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

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

In the three months ended June 30, 2022, the Company issued 102,881 shares of common stock which were the commitment shares in the BitNile transaction as discussed in Note 13.

As of June 30, 2022, 26,466,980 shares of common stock were issued and 26,349,865 shares of common stock were outstanding, net of 117,115 treasury shares.

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

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

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

The Company recognized $5,215,287 in stock-based compensation for the three months ended June 30, 2022, which represented $2,090,287 in service grants related, and $3,125,000 in the accelerated vesting of the former CFO’s grants ($625,000 in service based grants and $2,500,000 in performance grants). The unrecognized stock-based compensation expense as of June 30, 2022 is $8,333,320 in performance based grants and $4,767,637 in service based grants for a total of $13,100,957.

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

Share-based Compensation Expense

Share-based compensation for employees is included in salaries and salary related costs and directors and services are included in professional fees and consulting in the consolidated statement of operations for the three months ended June 30, 2022 and 2021.

Share-based compensation for the three months ended June 30, 2022 and 2021 for stock options and RSUs granted under the 2013 Incentive Stock Plan and 2017 Omnibus Incentive Stock Plan and non-qualified stock options were $182,561 and $399,173, respectively.

There is $182,561 in share-based compensation expense for the three months ended June 30, 2022, and $129,620 in share-based compensation is accrued as of June 30, 2022.

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

In order to have sufficient authorized capital to raise the $20,000,000, on August 4, 2021, a then officer and director of the Company agreed to cancel stock options in exchange for a lesser number of restricted stock units, subject to future vesting. In accordance with the restricted stock agreement, the director was granted 272,252 RSUs that vest over 12 quarterly increments, in exchange for cancelling 672,499 stock options. In addition, on October 6, 2021, this officer and director received 63,998 additional RSUs. The expense related to the modification of these grants is included in the share-based compensation expense in the year ended March 31, 2022.

NOTE 15: COMMITMENTS AND CONTINGENCIES

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

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

●	On September 21, 2021, Ecoark Holdings and Zest Labs filed a complaint against Deloitte Consulting, LLP (“Deloitte”) in the Eight Judicial District Court in Clark County, Nevada. The complaint is for violation of the Nevada Uniform Trade Secret Act and will also be seeking a preliminary and permanent injunction, attorney’s fees, and punitive damages. The damages at issue are in the hundreds of millions of dollars. Zest Labs began working with Deloitte in 2016, in a confidential matter in a pilot program that Zest Labs had been engaged for by a large customer. Zest Labs engaged in significant discussions, presentations, demonstrations, and information downloads with Deloitte who specifically acknowledged that this information was confidential. Deloitte filed an answer in due course. Discovery commenced in July 2022 with a trial anticipated in late calendar 2023. The Company cannot reasonably determine the outcome r at this time.

●	On April 22, 2022, BitStream Mining and Ecoark Holdings had a petition filed in Travis County District Court (Docket #79176-0002) by Print Crypto Inc. in the amount of $256,733.28 for failure to pay for equipment purchased to operate the Company’s Bitcoin mining operation. The Company intends to vigorously defend themselves and has filed counterclaims in the 353rd Judicial District in Travis County, Texas on May 6, 2022 for fraudulent inducement breach of contract, and for payment of attorney’s fees and costs. The Company has accrued the full amount of the claim in their consolidated financial statements as of March 31, 2022.

In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

Bitstream Commitments on Purchase Obligations

As discussed in the overview of Bitstream in Note 1, Bitstream has entered into a number of agreements for the procurement of land, electricity and equipment. Bitstream has estimated this commitment to be approximately $12-$14 million inclusive of what has been spent to date.

NOTE 16: CONCENTRATIONS

Customer Concentration. Two and two customers, all in the commodity segment accounted for more than 10% of the accounts receivable balance at June 30, 2022 and March 31, 2022 for a total of 100% and 88% of accounts receivable, respectively. In addition, three and two customers represent approximately 72% and 96% of total revenues for the Company for the three months ended June 30, 2022 and 2021, respectively.

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

Commodity price risk

Included in discontinued operations, we are exposed to fluctuations in commodity prices for oil and natural gas. Commodity prices are affected by many factors, including but not limited to, supply and demand.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

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

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the three months ended June 30, 2022 and 2021. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

	Level 1	Level 2	Level 3	Total Gains and (Losses)
June 30, 2022
Warrant derivative liabilities	$-	$-	$4,712,162	$(393,532)
Bitcoin	10,145	-	-	(9,122)

March 31, 2022
Warrant derivative liabilities	$-	$-	$4,318,630	$15,386,301
Bitcoin	19,267	-	-	(7,228)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

NOTE 18: SEGMENT INFORMATION

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its chief operating decision makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings and the March 27, 2020 acquisition of Banner Midstream consisted of three segments, Financial, Commodities and Technology. Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company would add a fourth reporting segment to account for their Bitcoin mining business. Additionally, on July 1, 2021 the Company now reports its home office costs into the Commodity segment, and charged its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Bitcoin Mining segments to account for this home office allocation. The Company classified their reporting segments in these three divisions through March 31, 2022, when the Company determined that pursuant to ASC 205-20-45-1E that the operations related to the Financial Services segment would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022. As a result of this reclassification, the Company’s segment reporting has removed the Financing segment for the three months ended June 30, 2021. Effective April 1, 2022, the Company has classified their segments in the Commodity Segment, Technology Segment and Bitcoin Mining Segment. They now charge a monthly overhead charge to the Technology Segment and to the Transportation component and Oil and Gas Production component (each part of the Commodities Segment).

On July 25, 2022, the Company sold its oil and gas production business (White River) which was part of the Commodities segment. The Company determined that pursuant to ASC 205-20-45-1E that the operations related to the oil and gas production business would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of July 25, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the three months ended June 30, 2022.

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

The charts below represent the continuing operations of the Company before the non-controlling interest, provision for income taxes and preferred stock dividends.

Three Months Ended June 30, 2022	Bitcoin Mining	Commodities	Technology	Total
Segmented operating revenues	$-	$5,418,655	$-	$5,418,655
Cost of revenues	93,861	4,514,011	-	4,607,872
Gross profit (loss)	(93,861)	904,644	-	810,783
Total operating expenses net of depreciation, amortization, and impairment	6,312,064	2,292,264	454,573	9,058,901
Depreciation, amortization, and impairment	45,097	112,830	-	157,927
Other (income) expense	121,134	1,266,528	-	1,387,662
Loss from continuing operations	$(6,572,156)	$(2,766,978)	$(454,573)	$(9,793,707)
Segmented assets as of June 30, 2022
Property and equipment, net	$7,190,396	$928,127	$-	$8,118,523
Intangible assets, net	$10,145	$1,652,088	$-	$1,662,233
Goodwill	$-	$4,900,873	$-	$4,900,873

Three Months Ended June 30, 2021	Commodities	Technology	Total
Segmented operating revenues	$5,156,213	$-	$5,156,213
Cost of revenues	3,597,941	-	3,597,941
Gross profit	1,558,272	-	1,558,272
Total operating expenses net of depreciation, amortization, and impairment	3,021,721	251,626	3,273,347
Depreciation, amortization, and impairment	196,263	55,916	252,179
Other (income) expense	(4,360,320)	-	(4,360,320)
Income (loss) from continuing operations	$2,700,608	$(307,542)	$2,393,066

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

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

The Company’s portfolio of leases contains both finance and operating leases that relate primarily to the commodity and Bitcoin mining segments. As of June 30, 2022, the value of the unamortized lease right of use asset is $744,619, of which $264,535 is from financing leases (through maturity at June 30, 2024) and $480,084 is from operating leases (through maturity at October 31, 2026). As of June 30, 2022, the Company’s lease liability was $744,631, of which $259,170 is from financing leases and $485,461 is from operating leases.

Maturity of lease liability for the operating leases for the period ended June 30,
2023	$175,701
2024	$130,966
2025	$96,157
2026	$99,042
2027	$33,337
Imputed interest	$(49,742)
Total lease liability	$485,461

Disclosed as:
Current portion	$153,330
Non-current portion	$332,131

Maturity of lease liability for the financing leases for the period ended June 30,
2023	$146,982
2024	$118,677
Imputed interest	$(6,489)
Total lease liability	$259,170

Disclosed as:
Current portion	$141,934
Non-current portion	$117,236

 ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

Amortization of the right of use asset for the period ended June 30,
2023	$301,289
2024	$236,557
2025	$85,565
2026	$90,101
2027	$31,107

Total	$744,619

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

	Three months ended June 30, 2022	Three months ended June 30, 2021
	(unaudited)	(unaudited)
Operating lease expense	$52,140	$19,942

Finance lease expense
Depreciation of capitalized finance lease assets	56,576	34,838
Interest expense on finance lease liabilities	1,934	2,984
Total lease cost	$110,650	$57,764

NOTE 20: RELATED PARTY TRANSACTIONS

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2022

Trend Discovery which held Barrier Crest and Trend Capital Management was sold on June 17, 2022.

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

Ecoark Holdings has made periodic loans to Agora to permit it to begin its Bitcoin mining business. On November 13, 2021, Agora issued Ecoark Holdings a $7.5 million term note which accrues 10% per annum interest and is due September 30, 2022. As of June 30, 2022, Agora owed principal of $5,614,367 and interest of $273,537 to Ecoark Holdings. These amounts have been eliminated in consolidation.

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
JUNE 30, 2022

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

Between February 1 and March 1, 2022, Trend Exploration assigned several working interests to Sky3D, LLC, a limited liability company controlled by Randy May, our Chief Executive Officer, in connection with non-interest bearing loans made by Mr. May to us in the amount of $727,737. These loans included $227,737 paid to drill an oil well on a 9,615 acre lease on which the Company is required to drill a well every 270 days and working capital loans. In exchange, Sky3D, LLC assigned the Company a 2.5% working interest in an oil well owned Sky3D, LLC and the loans were cancelled. This transaction occurred because both Agora and Trend Exploration lacked the capital to pay for required drilling by the due date. In exchange, Trend Exploration assigned a small percentage of the ORRI interest to a White River entity. The Company has a $96,000 net receivable due from Sky3D, LLC for expenses incurred on the wells assigned to them.

On April 1, 2022, White River assigned several wells to Third Arm, LLC, a related party. The Company received $999,999 in cash in this transaction. The assignment resulted in a loss of $159,961 which is included in loss from discontinued operations.

NOTE 21: SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company had the following transactions:

On July 26, 2022, the Company filed a Definitive Proxy Statement with respect to its 2022 Annual Meeting of the Shareholders, being held virtually at t 1:00 p.m., Eastern Time, on September 9, 2022, at which the shareholders of the Company are being asked to approve the following proposals:

(1)	Approve for purposes of complying with Listing Rule 5635 of the Nasdaq Stock Market, the issuance by the Company of shares of the Company’s Common Stock pursuant to the terms of the private placement financing transaction pursuant to the Securities Purchase Agreement dated June 8, 2022 between the Company and Digital Power Lending, LLC, a California limited liability company, without giving effect to any beneficial ownership limitations contained therein;

(2)	Approve an amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 40,000,000 shares to 100,000,000 shares;

(3)	Elect four members to the Company’s Board of Directors for a one-year term expiring at the next annual meeting of stockholders;

(4)	Ratify the selection of RBSM LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2023; and

(5)	Approve the adjournment of the Annual Meeting to a later date or time, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Annual Meeting, there are not sufficient votes to approve any of the other proposals before the Annual Meeting.

On July 25, 2022, the Company entered into a Share Exchange Agreement pursuant to which that day it sold to Fortium its oil and gas production business (White River) which is part of the Commodities segment. The Company determined that pursuant to ASC 205-20-45-1E that the operations related to the oil and gas production business would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of July 25, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the three months ended June 30, 2022. The Company will receive 1,200 of Fortium’s Series A Convertible Preferred Stock, which becomes convertible into 42,253,521 shares of Fortium common stock upon such time as (A) Fortium has filed a Form S-1 or Form 10, or other applicable form, with the SEC and such Form S-1 or other registration statement has been declared effective, or such Form 10 or other applicable form is no longer subject to comments from the Staff of the SEC, and (B) Ecoark elects to distribute shares of its common stock to its shareholders. The transaction was previously disclosed in the Company’s Current Report on Form 8-K filed on July 29, 2022.

On August 11, 2022 the Company executed a definitive agreement with HUMBL, Inc. (“HUMBL”) (OTC: HMBL) to transfer up to 100% of the issued and outstanding common stock of its majority owned subsidiary Agora Digital Holdings, Inc. (“Agora Digital”) to HUMBL in exchange for up to 6,000 shares of Series C preferred stock valued at $10,000 per share which will be filed prior to closing.  The definitive agreement has certain closing conditions which have yet to be fulfilled at the time of this filing including a closing condition whereby the Company is required to source a minimum of $10,000,000 in capital for HUMBL prior to the transfer of ownership of Agora Digital to HUMBL.  The definitive agreement contemplates that some or all of Agora’s minority shareholders, which consists of Agora’s directors, officers and consultants (some of whom are also directors and officers of the Company including our Chief Executive Officer and Chief Financial Officer) owning a total of up to 5,000,000 of the outstanding shares of Agora common stock, may also execute the agreement and exchange their shares of Agora common stock for the HUMBL Series C. Additional details will be provided at a future date via a Form 8-K to be filed by the Company with the definitive agreement and other transaction documents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Report as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2022.

Dollar amounts and number of shares in this Item 2 are expressed in thousands, except per share amounts and when separately disclosed, or where the context indicates otherwise.

Overview

Ecoark Holdings, Inc. (“Ecoark,” “Ecoark Holdings,” or the “Company”) is a diversified holding company which, through wholly-owned or majority owned subsidiaries operates in three areas: (i) oil and gas transportation and logistics services focused in the Southern states in the U.S., (ii) development and maintenance of post-harvest shelf-life and freshness food management technology and related intellectual property, and (iii) Agora Digital Holdings, Inc. (“Agora”) which was engaged in the Bitcoin mining business until late in the fiscal year ended March 31, 2022. Agora’s business is also designed to assist with electric power opportunities in a deregulated market which exists in Texas.

The Company also previously operated a financial services segment through Trend Holdings until June 17, 2022 when (i) Trend Holdings assigned Bitstream Mining LLC (“Bitstream”) to Agora and Trend Exploration to Ecoark Holdings, and (ii) following those transactions, Agora, the Company’s approximately 90% owned subsidiary, sold Trend Holdings to a third party in exchange for a $4.25 million secured promissory loan secured by the assets of the purchaser and guaranteed by the subsidiaries that were sold. As a result of the transaction, Agora’s sole operating subsidiary is Bitstream through which it mines Bitcoin.

Following the period covered by this Report, on July 25, 2022 the Company sold White River Holdings Corp. (“White River”), its indirect wholly-owned subsidiary, and with it its oil and gas production business to Fortium Holdings Corp. (“Fortium”) in exchange for 1,200 shares of Fortium’s non-voting Series A Convertible Preferred Stock (the “Fortium Series A”). Subject to certain terms and conditions set forth in the Certificate of Designation of the Fortium Series A, the Fortium Series A will become convertible into 42,253,521 shares of Fortium’s common stock upon such time as (A) Fortium has filed a Form S-1 or Form 10, or other applicable form, with the Securities and Exchange Commission (the “SEC”) and such Form S-1 or other registration statement has been declared effective, or such Form 10 or other applicable form is no longer subject to comments from the Staff of the SEC, and (B) Ecoark elects to distribute shares of its common stock to its shareholders. Fortium is a holding company which following the transaction now operates primarily in oil and gas drilling through White River, and is also in the early stages of operations in the online sporting goods space through Norr LLC, and is developing a business plan for the commencement of operations as a retail distributor of cannabis products in California through Elysian Premium Corp. The cannabis operations are subject to full payment of and receipt of regulatory for the Company’s purchase of two cannabis licenses in California under an agreement entered into in October 2021.

The Company’s goal is to spin-off all of its active subsidiaries and Fortium to the Company’s shareholders by December 31, 2022, although because of regulatory delays we may not meet that deadline. At the same time, we expect to acquire another business so we do not become a shell corporation. This will result in a change of control and may or may not be subject to shareholder approval. As of the date of this Report, we have not had any discussions about any such acquisition.

June 2022 Private Placement

On June 8, 2022 the Company entered into a Securities Purchase Agreement with Digital Power Lending, LLC (“DPL”), pursuant to which the Company sold DPL 1,200 shares of Series A Convertible Redeemable Preferred Stock (the “Ecoark Series A”) , 102,881 Commitment Shares, and a warrant to purchase shares of common stock (the “Warrant”) in exchange for $12,000,000. DPL is a subsidiary of BitNile Holdings, Inc. (NYSE American: NILE]) (“BitNile”).

Each share of Ecoark Series A has a stated value of $10,000 and is convertible into shares of common stock at a conversion price of $2.10 per share, subject to certain adjustment provisions. The holder’s conversion of the Series A is subject to a beneficial ownership limitation of 19.9% of the issued and outstanding common stock as of any conversion date of the Ecoark Series A, unless the Company obtains shareholder and Nasdaq approval for the conversion of more than that amount, in order to comply with Nasdaq Rules. In addition, the conversion rights in general did not become effective until July 23, 2022, the first day after the record date for the shareholders meeting seeking such shareholder approval. There are also standard 4.99% and 9.9% beneficial ownership limitations. The Ecoark Series A is entitled to vote with the common stock as a single class on an as-converted basis, subject to certain limitations. Initially, the holder may designate one director.

The holder of shares of the Ecoark Series A is entitled to receive cumulative cash dividends at an annual rate of 12.6% of the stated value, which is equivalent to $1,260 per year per share, payable monthly beginning on the issuance date and continuing until the earlier of (a) June 8, 2024, and (b) the date on which the holder no longer holds any shares of Ecoark Series A. If the Company fails to make one or more dividend payments, whether or not consecutive, a default dividend rate of 18% per annum will apply until all accumulated dividend payments have been made. Additionally, at any time beginning on or after June 8, 2024, the holder of Ecoark Series A may cause the Company to redeem some or all of the shares of Ecoark Series A it holds at a redemption price of $1,200 per share, plus any accumulated and unpaid dividends thereon.

The Ecoark Series A Certificate of Designation (the “Series A Certificate”) subjects the Company to negative covenants restricting its ability to take certain actions without prior approval from the holder(s) of a majority of the outstanding shares of Ecoark Series A for as long as the holder(s) continue to hold at least 25% (or such higher percentage as set forth in the Series A Certificate) of the Ecoark Series A shares issued on the closing date of the financing. These restrictive covenants include the following actions by the Company, subject to certain exceptions and limitations:

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

The above and other negative covenants in the Series A Certificate do not apply to a reverse merger with an entity with securities quoted on a market operated by OTC Markets or listed on a national securities exchange.

The Warrant issued to DPL is structured as a poison pill in order to insure the Company will spin-off its subsidiaries and favorably consider a proposed business combination. The Amended Warrant provides the Purchaser or its assignees (together, the “Holder”) with the right to purchase a number of shares of common stock as would enable the Holder together with its affiliates to beneficially own 49% of our common stock (the “Warrant Shares”) calculated on a fully diluted basis at an exercise price of $0.001 per share, including the Commitment Shares and Conversion Shares unless sold. Subject to shareholder approval, the Amended Warrant will vest and become exercisable if on June 8, 2024: (i) the Holder (together with its affiliates) beneficially owns less than 50% of our outstanding common stock (on a fully diluted basis) and (ii) the Company has failed to complete the Distributions. Provided, we must retain 20% of our common stock of Agora. The Amended Warrant may be exercised on a cashless basis and expires on June 8, 2027. In the event that the Company or its transfer agent fails to issue the shares of common stock within three business days following delivery of a notice of exercise, the Amended Warrant provides that the Company must pay the Holder a fee of $2.4 million.

Future Spin-Offs

As described in this Report, Ecoark’s goal is to spin-off all of its active subsidiaries and acquire an operating business. The first spin-off is expected to be of the Fortium common stock underlying the Fortium Series A. Ecoark plans to also distribute its ownership of Banner, Zest and Agora shares to Ecoark’s security holders either directly or through a business combination with a third party. To that end, on August 11, 2022 Ecoark executed a definitive agreement with HUMBL, Inc. to transfer up to 100% of the issued and outstanding common stock of its majority owned subsidiary Agora to HUMBL in exchange for up to 6,000 shares of Series C preferred stock valued at $10,000 per share which will be filed prior to closing.  The definitive agreement has certain closing conditions which have yet to be fulfilled at the time of this filing including a closing condition whereby Ecoark is required to source a minimum of $10,000,000 in capital for HUMBL prior to the transfer of ownership of Agora to HUMBL. Furthermore, on August 11, 2022, the Company entered into a non-binding letter of intent to divest Banner, in an all-stock transaction to a public company also engaged in oilfield services, although there can be no assurances the letter of intent will result in the execution of a definitive agreement or the closing of a business combination. Upon the successful closing of all business combinations or stock dividends of the subsidiaries described above, Ecoark plans to move forward with the acquiring companies to have registration statements filed with the SEC to register the shares of capital stock for each such entity and then execute a stock dividend to distribute 100% of such capital stock to Ecoark’s shareholders of record as of one or more future to be determined record dates.

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

To date, discussions between BitNile have centered upon Ecoark being able to spin-off to its shareholders each of our subsidiaries, either directly or through the business combinations. Our current plans are to expedite the spin-offs and complete them by December 31, 2022, although we may not reach our goal by then. In order to avoid the harsh terms of the Warrant issued to the BitNile subsidiary, we expect that the spin-offs will occur on or before June 7, 2024. BitNile files reports with the SEC which investors are encouraged to review at www.SEC.gov/EDGAR, which reports are not incorporated herein by reference.

Following the above transactions, the Company’s active subsidiaries include Banner Midstream Corp. (“Banner” or “Banner Midstream”), Pinnacle Frac Transport LLC (“Pinnacle Frac”), Capstone Equipment Leasing LLC (“Capstone”), Zest Labs, Inc. (“Zest Labs”), and Agora as well as all of Agora’s subsidiaries as discussed herein from the Company on September 17, 2021 upon its formation.

The following is an overview of our operating subsidiaries as of June 30, 2022:

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

White River

Through White River, we were engaged in oil and gas exploration, production, and drilling operations on over 30,000 cumulative acres of active mineral leases in Texas, Louisiana, and Mississippi. As described above, White River and our oil and gas exploration, production and drilling operations were sold in July 2022. Shamrock Upstream Energy LLC (“Shamrock”) is a Banner Midstream subsidiary which previously was engaged in oil drilling. We have sold all of its properties and it is now inactive.

Zest Labs

Through its wholly-owned subsidiary Zest Labs, the Company has developed intellectual property that can offer freshness management solutions for fresh food growers, suppliers, processors, distributors, grocers and restaurants. Our efforts with respect to the freshness food management solution have to a considerable degree been focused on preparing for trial and appeals in our previously disclosed lawsuit against Walmart, Inc. and Deloitte Consulting.

Agora Digital Holdings, Inc.

Following the Company’s sale of Trend Holdings sale, Agora’s only operating subsidiary, Bitstream, engaged in the mining of Bitcoin. For this reason, and because of the substantial investments the Company has made in Bitstream (and Trend Holdings prior to the sale) through loans to Agora totaling $4,760,759 which are outstanding and mature in March 2023, set forth below is an overview of Bitstream’s developments, planned operations and the Bitcoin assets and industry in which it operates.

Bitstream

Bitstream was organized to be our Bitcoin mining subsidiary. Bitstream has entered into a series of agreements including procuring land to install Bitcoin mining equipment, arranging for a reliable and economical electric power source needed to efficiently mine Bitcoin, ordering miners, housing infrastructure and other infrastructure to mine Bitcoin and locating a third-party hosting service to operate the miners and the service’s more advanced miners. Agora has spent (and agreed to spend) between $12 - $14 million in connection with these agreements, not including future revenue sharing. Agora brought online entry level miners that began operating in early November 2021, with plans to obtain more productive Bitmain S19 Pro miners from the hosting service provider in the year ending March 31, 2023 if Agora can obtain the necessary capital and subject to a material increase in the market price of Bitcoin. Bitstream temporarily ceased mining on March 3, 2022.

Transportation Services Segment

For the three months ended June 30, 2022, the Company’s consolidated revenues from continuing operations consisted almost exclusively of the revenues from, and most of our expenses were related to, the Transportation services segment. In our Transportation services segment, our activities are almost exclusively directed at our frac sand logistics business, Pinnacle Frac, and we expect a majority of our revenues to be derived from that business for the near future.

Segment Reporting for the Three Months Ended June 30, 2022 and 2021:

Prior to August 26, 2021, the Company operated in three segments. The segments are Financial Services (Trend Holdings), Technology (Zest Labs), and Transportation Services (Banner Midstream). Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company would add a fourth reporting segment to account for their Digital Asset mining business. Additionally, beginning on July 1, 2021 the Company began reporting its home office costs into the Commodity segment, charging its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Finance and Digital Asset segments to account for this home office allocation.

Three Months Ended June 30, 2022	Bitcoin Mining	Commodities	Technology	Total
Segmented operating revenues	$-	$5,418,655	$-	$5,418,655
Cost of revenues	93,861	4,514,011	-	4,607,872
Gross profit (loss)	(93,861)	904,644	-	810,783
Total operating expenses net of depreciation, amortization, and impairment	6,312,064	2,292,264	454,573	9,058,901
Depreciation, amortization, and impairment	45,097	112,830	-	157,927
Other (income) expense	121,134-	1,266,528	-	1,387,662
Loss from continuing operations	$(6,572,156)	$(2,766,978)	$(454,573)	$(9,793,707)
Segmented assets as of June 30, 2022
Property and equipment, net	$7,190,396	$928,127	$-	$8,118,523
Intangible assets, net	$10,145	$1,652,088	$-	$1,662,233
Goodwill	$-	$4,900,873	$-	$4,900,873

Three Months Ended June 30, 2021	Commodities	Technology	Total
Segmented operating revenues	$5,156,213	$-	$5,156,213
Cost of revenues	3,597,941	-	3,597,941
Gross profit	1,558,272	-	1,558,272
Total operating expenses net of depreciation, amortization, and impairment	3,021,721	251,626	3,273,347
Depreciation, amortization, and impairment	196,263	55,916	252,179
Other (income) expense	(4,360,320)	-	(4,360,320)
Income (loss) from continuing operations	$2,700,608	$(307,542)	$2,393,066

First Quarter 2023 Highlights

●	In June 2022, Agora sold Trend Discovery Holdings, LLC to a third party purchaser in exchange for a $4.25 million senior secured promissory note issued by the purchaser, and Agora thereby became solely focused on Bitcoin mining through Bitstream.

●	In June 2022, we raised $12 million from the sale of Series A Convertible Preferred Stock, commitment shares of common stock and a Warrant to support our operational requirements and strategic objectives.

●	Subsequent to June 30, 2022, the Company sold White River, which comprised the oil and gas operations at June 30, 2022 to Fortium Holdings, Inc. (“Fortium”). See Notes 1 and 21 of the Consolidated Financial Statements.

Key Trends

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

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for the fiscal quarter ended June 30, 2022 included in this Form 10-Q in contrast to the material impact it had in the prior fiscal year.

Because of the possibility of new variants of the virus and any governmental or economic reactions that may result, there is inherent uncertainty on whether any such developments could disrupt the operation of the Company’s business and have an adverse effect on the Company. For example, outbreaks in early calendar year 2022 arising from the more contagious Omicron variant resulted in labor shortages including with respect to truck drivers. Additionally, the pandemic has been a contributing factor in supply shortages which have been pervasive in many industries. The extent to which the COVID-19 outbreak and other adverse developments may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Results of Operations For Continuing Operations For the Three Months Ended June 30, 2022 and 2021

Revenues

The following table shows revenues for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Revenue from continuing operations:
Bitcoin mining	$-	$-
Transportation Services	5,348,225	5,037,994
Fuel Rebate	63,095	92,406
Equipment Rental and Other	7,335	25,813
Total	$5,418,655	$5,156,213

Revenues for the fiscal quarter ended June 30, 2022 (“Q1 2023”) were $5,418,655 as compared to $5,156,213 for the fiscal quarter ended June 30, 2021 (“Q1 2022”).

Revenues were comprised of $5,348,225 in the transportation services segment, with no revenue from the Bitcoin mining segment for Q1 2023 and Q1 2022, respectively. Additionally, revenue from fuel rebates were $63,095 and $92,406, and revenue from equipment rental and other sources were $7,335 and $25,813 for Q1 2023 and Q1 2022, respectively. There were no revenues from our technology segment during Q1 2023 or Q1 2022.

Due to the sale of Trend and White River, which together constituted all of the Company’s revenue generating oil and gas production activities, as of July 25, 2022, the Company’s former oil and gas exploration, production and drilling operations are now treated as discontinued operations, and therefore are not included in the revenue from continuing operations for Q1 2023 and Q1 2022.

The Company’s Bitcoin operations began in the fiscal year ended March 31, 2022 and temporarily ceased on March 3, 2022 due to the low price of Bitcoin and the inability of Agora to timely complete its initial public offering which created a working capital issue. Therefore no amounts are reflected for that segment for the quarters ended June 30, 2022 and 2012.

Cost of Revenues and Gross Profit

The following table shows costs of revenues for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Total	$4,607,872	$3,597,941

Cost of revenues for Q1 2023 was $4,607,872 as compared to $3,597,941 for Q1 2022, primarily because of higher costs related to independent third party owner-operator trucks and higher fuel costs. The decrease in gross profit margins to 14.9% in Q1 2023 compared to 30.2% in Q1 2022 was primarily due to costs related to independent third party owner-operator costs and costs related to Bitcoin mining segment. .. Cost of revenues was comprised of $4,514,010 and $3,597,941 in the transportation services segment and $93,861 and $0 in the Bitcoin mining segment for Q1 2023 and Q1 2022, respectively. There were no cost of revenues in the technology segment for Q1 2023 and Q1 2022.

Operating Expenses

The following table shows operating expenses by segment for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Segment
Transportation Services segment	$2,405,094	$3,217,984
Technology segment	454,573	307,542
Bitcoin segment	6,357,161	-
Total	$9,216,828	$3,525,526

The following table shows operating expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Operating Expenses
Salaries and salaries related costs	$6,273,380	$1,286,711
Professional and consulting fees	253,476	130,486
Selling, general and administrative costs	2,532,045	1,856,150
Depreciation, amortization, depletion, and accretion	148,805	252,179
Cryptocurrency impairment cost	9,122	-
	$9,216,828	$3,525,526

Selling, General and Administrative

The following table shows selling, general and administrative expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Selling, General and Administrative Costs
Capital Raising Costs	$25,000	$275,000
Insurance	559,007	672,281
Legal/Audit/Accounting	662,822	259,812
Factoring Expense	96,401	120,291
Equipment Rental	116,566	116,741
Development Costs	391,103	-
Other	681,146	412,025

	$2,532,045	$1,856,150

Depreciation and Amortization

The following table shows depreciation and amortization expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Depreciation of sand frac transportation equipment	$48,587	$109,059
Depreciation of technology segment assets	-	55,916
Depreciation of Bitstream mining assets	35,975	-
Amortization of intangible assets	64,243	87,204

Depreciation and amortization expense	$148,805	$252,179

Total depreciation and amortization expense was $148,805 in Q1 2023, compared to $252,179 in Q1 2022. The change was primarily due to the sale of several trucks and trailers in our sand frac transportation business in Q1 2023, assets being fully depreciated in Q1 2023 compared to Q1 2022 in the technology segment, and depreciation in Bitstream mining in Q1 2023 compared to none in Q1 2022.

Other Income (Expense)

The following table shows other income (expense) for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Change in fair value of derivative liabilities	$(393,532)	$4,945,819
Gain (loss) on disposal of fixed assets	(950,024)	-
Interest expense, net of interest income	(44,106)	(585,499)
Other income (expense)	$(1,387,662)	$4,360,320

Total other (expense) was $(1,387,662) in Q1 2023, compared to total other income of $4,360,320 in Q1 2022. Change in fair value of derivative liabilities for Q1 2023 was a non-cash loss of $(393,532) as compared to a non-cash gain of $4,945,819 for Q1 2022.

There was a (loss) on disposal of fixed assets of $(950,024) as a result of sale of multiple company owned tractors and trailers. Proceeds from sale were $580,000. Many of the trucks/trailers were non-operating. There was no corresponding gain or loss in Q1 2022.

Interest expense, net of interest income, for Q1 2023 was $(44,106) as compared to $(585,499) for Q1 2022. The decrease in interest expense was the result of the value related to the granting of warrants for interest of $545,125 in Q1 2022.

Net Income (loss)

The following table shows net income (loss) from continuing operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Transportation Services Segment	$(2,766,978)	$2,700,608
Bitcoin Segment	(6,572,156)	-
Technology Segment	(454,573)	(307,542)
Net Income (loss)	$(9,793,707)	$2,393,066

Net (loss) from continuing operations for Q1 2023 was $(9,793,707) as compared to net income from continuing operations of $2,393,066 for Q1 2022. The decrease was primarily due to an increase in salaries and salaries related costs arising from compensation of Agora employees and consultants in connection with the development of our Bitcoin mining operations. The decrease was also due to a net expense of $393,532 in the change in fair value of derivative liabilities in Q1 2023 compared to $4,945,819 income in Q1 2022.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable and accounts payable and capital expenditures.

Net cash used in operating activities for continuing operations was $(3,749,215) for the quarter ended June 30, 2022, as compared to $(751,258) for the same quarter of 2021. Cash used in operating activities for the quarter ended June 30, 2022 was primarily caused by the $10,196,534 net loss from continuing operations including $6,572,156 related to Agora’s operations offset by $5,215,287 in non cash compensation related to the issuances Agora restricted common stock for services.

Net cash provided by investing activities was $974,399 for the quarter ended June 30, 2022, compared to $2,500 for the quarter ended June 30, 2021. Net cash used in investing activities in the quarter ended June 30, 2022 were comprised of proceeds received from the sale of equipment.

Net cash provided by financing activities for the quarter ended June 30, 2022 was $11,577,814 which comprised net proceeds from our June 2022 sale of the Ecoark Series A, Commitment Shares and the Warrant as more particularly described below under “June 2022 Private Placement.” This compared with the quarter ended June 30, 2021 net cash used in financing activities of $217,514.

As of August 8, 2022, the Company has $2,660,651 in cash and cash equivalents. The Company believes this cash plus revenue from operations from our transportation services business is sufficient to meet our cash needs for the 12 months following the filing of this Report.

To date we have financed our operations through sales of common stock, convertible preferred stock and other derivative securities and the issuance of debt.

Agora Line of Credit

As of August 2, 2022, the Company has advanced a total of $5,889,057 to Agora under a $7.5 million term line of credit note issued to the Company by Agora which bears interest at a rate of 10% per annum. Agora will be required to repay any sums we lend it on March 31, 2023 with accrued interest.

Trend Ventures Note

The secured note from the sale of Trend is due June 16, 2025 and bears interest at a rate of 5% per year, subject to increase to 10% while an event of default has occurred and is continuing. The purchaser’s obligations under the note are secured by a first lien secured interest in the assets of the purchaser, and are also guaranteed by the Purchaser’s newly acquired subsidiaries.

2018 Line of Credit

On December 28, 2018, the Company entered into a $10,000,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000,000 with a cap of $10,000,000. In the year ended March 31, 2022, the Company borrowed $595,855, which includes $25,855 in commitment fees, with the balance of $575,000 being deposited directly into the Company. In the three months ended June 30, 2022, the Company borrowed $505,181, which includes $17,681 in commitment fees, with the balance of $487,500 being deposited directly into the Company, and repaid $585,000 in the three months ended June 30, 2022. Interest incurred for the three months ended June 30, 2022 was $25,864, and accrued as of June 30, 2022 was $28,086. There were no advances in the three months ended June 30, 2021. With the sale of Trend Holdings, we no longer can access this line of credit.

Cautionary Note Regarding Forward Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential terms, timing and success of the closings of the various transactions and the planned spin-offs by us to our security holders of certain subsidiaries or other entity’s capital stock (either directly or through one or more business combinations) and plans to file registration statements in connection therewith, including with respect to a definitive agreement with HUMBL and Agora, a non-binding letter of intent with Banner and an undisclosed public company and the planned spin-off of Fortium common stock underlying the Fortium Series A, the expected revenues of our transportation services business, future operating results following our discontinued oil and gas drilling business as a result of the sale of White River to Fortium, anticipated or potential transactions with BitNile and/or its affiliates, expected substantial investments to fund our business and support growth, our Bitcoin mining operations through Agora and Agora’s initial public offering which may be abandoned particularly if the HUMBL transaction closes, expected use of proceeds of our recent financing with DPL and cash generated from our, our expectations with respect to future developments in our ongoing litigation, and future liquidity. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the ability to complete and timelines of business combinations with and our planned spin-offs of the capital stock of our subsidiaries and certain other entities and any regulatory, registration or other delays or obstacles that may arise with respect thereto, including delays or challenges in obtaining the requisite approvals, any inability to close the Agora or Banner business combinations, including the requirement under the HUMBL agreement that we secure at least $10 million in financing for HUMBL which we may be unable to accomplish due to a recessionary environment, inflation, the declined price of Bitcoin, or other factors beyond our control, risks and uncertainties relating to undisclosed liabilities or the integration of such entities with the acquiring entity if any such transaction closes, a possible drop in value of stock prices prior to any planned distribution to our shareholders, failure to meet Nasdaq continued listing requirements, the impact of future strains of COVID-19, the Russian invasion of the Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy including the potential for a recession which may result, supply chain shortages, the future prices of, and demand for, oil and gas and Bitcoin, future adverse regulatory changes with respect to the oil and gas industry we serve, Bitcoin, and classification of independent contractors as employees, any issues which could result in unfavorable outcomes of one or both of our ongoing lawsuits, continued service of key management and employees, and the availability of capital on acceptable terms when needed or at all, including as the result of the recent climate change initiatives and economic volatility. In addition, with respect to the Agora transaction and planned spin-off, Agora had substantial difficulty clearing accounting comments with the SEC Staff and never heard back from the office of chief accountant after several weeks. There can be no assurance that a registration statement by Ecoark or HUMBL will be declared effective or clear comments, as the case may be, without which the spin-off of Agora or HUMBL stock cannot occur. Further, it is unclear when Ecoark shareholder approval will be required or if it will be obtained, and further Nasdaq may delist us as a result of our planned spin offs or acquisition activities. Further information on the risks and uncertainties affecting our business is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 under Part I. Item 1A. – Risk Factors. Further, with respect to Agora and its operations, Agora’s registration statement on Form S-1 (File No. 333-261246), as amended, sets forth additional risks and uncertainties specific to its business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Bitcoin Mining

For purposes of the following discussion of Bitcoin mining accounting policies, reference to “the Company” refers to Agora. As stated earlier, Agora temporarily ceased Bitcoin mining on March 3, 2022 and does not expect to resume its mining operations until the price of Bitcoin rebounds and Agora has sufficient capital to purchase state of the art miners. Currently, Agora management continues discussions with third party miners about some joint venture using Agora’s access to less expensive power.

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

Commodities

The Company recognizes revenue for their proportionate share of revenue when: (i) the Company receives notification of the successful sale of a load of crude oil to a buyer; (ii) the buyer will provide a price based on the average monthly price of crude oil in the most recent month; and (iii) cash is received the following month from the crude oil buyer. As stated earlier, with the sale of White River, the Company no longer has any oil wells.

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

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company and its chief operating decision makers determined that the Company’s operations effective with the May 31, 2019, acquisition of Trend Holdings and the March 27, 2020 acquisition of Banner Midstream consisted of three segments, Financial, Commodities and Technology. Effective July 1, 2021, the Company’s chief operating decision makers in discussion with the finance team determined that the Company would add a fourth reporting segment to account for their Bitcoin mining business. Additionally, on July 1, 2021 the Company now reports its home office costs into the Commodity segment, and charged its Technology segment a monthly overhead fee, and has recorded typical overhead expenses in their Bitcoin Mining segments to account for this home office allocation. The Company classified their reporting segments in these three divisions through March 31, 2022, when the Company determined that pursuant to ASC 205-20-45-1E that the operations related to the Financial Services segment would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022. As a result of this reclassification, the Company’s segment reporting has removed the Financing segment for the three months ended June 30, 2021. Effective April 1, 2022, the Company has classified their segments in the Commodity Segment, Technology Segment and Bitcoin Mining Segment. They now charge a monthly overhead charge to the Technology Segment and to the Transportation component and Oil and Gas Production component (each part of the Commodities Segment).

On July 25, 2022, the Company entered into an agreement to sell their oil and gas production business (White River) which is part of the Commodities segment. The Company determined that pursuant to ASC 205-20-45-1E that the operations related to the oil and gas production business would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of July 22, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the three months ended June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than discussed below, during the period covered by this report, there were no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended March 31, 2022.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Investors should review the risk factors described in our Annual Report on Form 10-K for the year ended March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger between the Company and Trend Holdings, dated May 31, 2019	8-K	6/6/19	2.1
2.2	Stock Purchase and Sale Agreement, dated March 27, 2020, by and between the Company and Banner Energy Services Corp.	8-K	4/2/20	10.1
2.3	Asset Purchase Agreement by and among the Company, White River E&P LLC, Rabb Resources, Ltd. and Claude Rabb, dated August 14, 2020*	8-K	8/20/20	2.1
3.1(a)	Articles of Incorporation, as amended	10-Q	2/12/21	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	8-K	10/12/21	3.1
3.1(c)	Certificate of Designation for the Series A Convertible Redeemable Preferred Stock	8-K	6/9/22	3.1
3.1(d)	Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock	8-K	6/27/22	3.1
3.1(e)	Second Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock	8-K	7/15/22	3.1
3.2(a)	Amended and Restated Bylaws	8-K	4/28/17	3.1
3.2(b)	Amendment to Bylaws	8-K	8/30/21	3.1
3.2(c)	Amendment to Bylaws	8-K	6/9/22	3.2
10.1	Form of Securities Purchase Agreement*	8-K	6/9/22	10.1
10.2	Form of Warrant	8-K	6/9/22	10.2
10.3	Form of Membership Interest Purchase Agreement*	8-K	6/21/22	10.1
10.4	Form of Secured Promissory Note	8-K	6/21/22	10.2
10.5	Form of Security Agreement	8-K	6/21/22	10.3
10.6	Form of Guaranty Agreement*	8-K	6/21/22	10.4
10.7	Form of Amended and Restated Warrant	8-K	7/15/22	10.1
10.8	Form of Share Exchange Agreement	8-K	7/29/22	10.1
10.9	Form of Fortium Series A Certificate of Designation	8-K	7/29/22	10.2
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

*	Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

Ecoark Holdings, Inc.

Date: August 12, 2022	By:	/s/ Randy May
Randy May
Chief Executive Officer

Date: August 12, 2022	By:	/s/ Jay Puchir
Jay Puchir
Chief Financial Officer