Form 10-Q
period 2022-09-30
Ecoark Holdings, Inc.
filed 2022-11-21
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 18, 2022, there were 28,176,055 shares of common stock, par value $0.001 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022 (UNAUDITED) AND MARCH 31, 2022

	SEPTEMBER 30,	MARCH 31,
	2022	2022
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash ($16,000 pledged as collateral for credit as of September 30, 2022 and March 31, 2022, respectively)	$986,298	$85,073
Investment - White River Energy Corp	30,000,000	-
Current portion of secured note receivable and accrued interest receivable	593,229	-
Intangible assets, cryptocurrencies	-	19,267
Prepaid expenses and other current assets	762,323	862,944
Current assets held for sale	2,228,179	2,412,842

Total current assets	34,570,029	3,380,126

NON-CURRENT ASSETS:
Property and equipment, net	4,136,143	7,226,370
Power development costs	1,000,000	2,000,000
Secured note receivable and accrued interest receivable, net of current portion	3,718,750	-
Right of use assets - operating leases	400,951	461,138
Other assets	10,905	11,189
Non-current assets of discontinued operations/held for sale	2,784,288	22,898,420

Total non-current assets	12,051,037	32,597,117

TOTAL ASSETS	$46,621,066	$35,977,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,500,588	$2,723,865
Accrued liabilities	900,704	668,659
Warrant derivative liabilities	1,426,158	4,318,630
Current portion of long-term debt	402,963	608,377
Current portion of lease liability - operating leases	121,764	117,451
Current liabilities of discontinued operations/held for sale	3,468,315	3,337,994

Total current liabilities	8,820,492	11,774,976

NON-CURRENT LIABILITIES
Lease liability - operating leases, net of current portion	284,223	345,976
Long-term debt, net of current portion	61,753	67,802
Non-current liabilities of discontinued operations/held for sale	158,693	1,653,901

Total non-current liabilities	504,669	2,067,679

Total Liabilities	9,325,161	13,842,655

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY
Series A Convertible Redeemable Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 932 and 0 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	9,210,843	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 28,176,055 and 26,364,099 shares issued and 28,176,055 and 26,246,984 shares outstanding as of September 30, 2022 and March 31, 2022, respectively	28,176	26,364
Additional paid in capital	193,963,703	183,246,061
Accumulated deficit	(163,520,500)	(158,868,204)
Treasury stock, at cost	-	(1,670,575)

Total stockholders’ equity before non-controlling interest	30,471,379	22,733,646
Non-controlling interest	(2,386,317)	(599,058)

Total stockholders’ equity	28,085,062	22,134,588

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,621,066	$35,977,243

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	SIX MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021
CONTINUING OPERATIONS:
REVENUES	$-	$-	$-	$-
COST OF REVENUES	182,074	-	88,212	-
GROSS LOSS	(182,074)	-	(88,212)	-

OPERATING EXPENSES
Salaries and salaries related costs	9,718,030	2,344,854	3,707,971	1,370,841
Professional and consulting fees	455,773	263,543	202,298	139,257
Selling, general and administrative costs	3,016,467	3,362,969	2,028,378	2,601,412
Depreciation, amortization, and impairment	1,704,529	110,792	1,668,555	54,876
Cryptocurrency impairment losses	9,122	-	-	-

Total operating expenses	14,903,921	6,082,158	7,607,202	4,166,386

LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(15,085,995)	(6,082,158)	(7,695,414)	(4,166,386)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	2,892,472	4,315,677	3,286,004	(630,142)
Loss on disposal of fixed assets	(570,772)	-	(570,772)	-
Interest expense, net of interest income	(318,728)	(557,155)	(281,900)	(3,809)
Total other income (expense)	2,002,972	3,758,522	2,433,332	(633,951)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(13,083,023)	(2,323,636)	(5,262,082)	(4,800,337)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(10,552,602)	(971,519)	(6,937,573)	(1,054,342)
Loss on disposal of discontinued operations	(11,823,395)	-	(12,534,900)	-
Total discontinued operations	(22,375,997)	(971,519)	(19,472,473)	(1,054,342)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(35,459,020)	(3,295,155)	(24,734,555)	(5,854,679)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	(35,459,020)	(3,295,155)	(24,734,555)	(5,854,679)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	2,320,208	-	1,748,947	-

NET LOSS TO CONTROLLING INTEREST	$(33,138,812)	$(3,295,155)	$(22,985,608)	$(5,854,679)
Less: Preferred Stock Dividends	384,476	-	341,325	-

NET LOSS TO CONTROLLING INTEREST OF COMMON SHAREHOLDERS	$(33,523,288)	$(3,295,155)	$(23,326,933)	$(5,854,679)

NET LOSS PER SHARE - BASIC
Continuing operations	$(0.40)	$(0.10)	$(0.13)	$(0.19)
Discontinued operations	(0.84)	(0.04)	(0.72)	(0.04)
	$(1.24)	$(0.14)	$(0.85)	$(0.23)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	26,728,759	23,905,432	27,063,460	25,092,050

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

					Additional
	Preferred		Common Stock		Paid-In	Accumulated	Treasury	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - March 31, 2021	-	$-	22,705,775	$22,705	$167,587,659	$(148,912,810)	$(1,670,575)	$-	$17,026,979

Shares issued in the exercise of stock options, including cashless exercises	-	-	20,265	20	28,277	-	-	-	28,297
Shares issued for services rendered, net of amounts prepaid	-	-	114,796	114	674,886	-	-	-	675,000
Share-based compensation	-	-	-	-	399,173	-	-	-	399,173

Net income for the period	-	-	-	-	-	2,559,524	-	-	2,559,524

Balance - June 30, 2021	-	-	22,840,836	22,839	168,689,995	(146,353,286)	(1,670,575)	-	20,688,973

Shares issued for services rendered, net of amounts prepaid	-	-	45,000	45	91,955	-	-	-	92,000

Shares issued in registered direct offering, net of amount allocated to derivative liability	-	-	3,478,261	3,478	8,023,602	-	-	-	8,027,080
Share-based compensation	-	-	-	-	819,009	-	-	-	819,009
Fractional adjustment	-	-	2	2	-	-	-	-	2

Net loss for the period	-	-	-	-	-	(5,854,679)	-	-	(5,854,679)

Balance - September 30, 2021	-	$-	26,364,099	$26,364	$177,624,561	$(152,207,965)	$(1,670,575)	$-	$23,772,385

Balance - March 31, 2022	-	$-	26,364,099	$26,364	$183,246,061	$(158,868,204)	$(1,670,575)	$(599,058)	$22,134,588

Shares issued for commitment for preferred stock offering, net of expenses	-	-	102,881	103	193,313	-	-	-	193,416
Shares issued by Agora Digital Holdings, Inc. for services rendered, net of amounts prepaid	-	-	-	-	5,215,287	-	-	-	5,215,287
Share-based compensation	-	-	-	-	182,561	-	-	-	182,561

Net loss for the period	-	-	-	-	-	(10,153,383)	-	(571,261)	(10,724,644)
Preferred stock dividends	-	-	-	-	-	(43,151)	-	-	(43,151)

Balance - June 30, 2022	-	-	26,466,980	26,467	188,837,222	(169,064,738)	(1,670,575)	(1,170,319)	16,958,057

Shares issued in conversion of preferred stock to common stock	-	-	1,276,190	1,276	2,635,528	-	-	-	2,636,804
Shares issued in settlement	-	-	432,885	433	(626,008)	-	1,670,575	-	1,045,000
Shares issued by Agora Digital Holdings, Inc. for services rendered, net of amounts prepaid	-	-	-	-	2,956,921	-	-	-	2,956,921
Share-based compensation	-	-	-	-	160,040	-	-	-	160,040
Disposal of subsidiaries in reverse merger transaction	-	-	-	-	-	28,871,171	-	532,949	29,404,120
Net loss for the period	-	-	-	-	-	(22,985,608)	-	(1,748,947)	(24,734,555)
Preferred stock dividends	-	-	-	-	-	(341,325)	-	-	(341,325)

Balance - September 30, 2022	-	$-	28,176,055	$28,176	$193,963,703	$(163,520,500)	$-	$(2,386,317)	$28,085,062

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	SEPTEMBER 30,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(33,523,288)	$(3,295,155)
Adjustments to reconcile net loss to net cash used in operating activities
Change in non-controlling interest	(2,320,208)	-
Depreciation, amortization, and impairment	1,704,529	110,792
Cryptocurrency impairment losses	9,122	-
Share-based compensation	342,601	1,218,182
Change in fair value of derivative liabilities	(2,892,472)	(4,315,677)
Loss on disposal of fixed assets	570,772	-
Loss on disposal of White River and Banner Midstream	12,534,900	-
Gain on disposal of Trend Discovery Holdings	(711,505)	-
Common shares issued for services	1,045,000	767,000
Common shares issued for services - Agora	8,172,208	-
Amortization of discount	41,086	-
Warrants granted for interest expense	-	545,125
Warrants granted for commissions	-	744,530
Development expenses reduced from refund of power development costs	155,292	-
Commitment fees on long-term debt	17,681	-
Changes in assets and liabilities
Prepaid expenses and other current assets	100,905	599,167
Intangible assets - cryptocurrencies	10,145	-
Amortization of right of use asset - operating leases	60,187	-
Accrued interest receivable	(61,979)	-
Operating lease expense	(57,440)	-
Accounts payable	631,723	(351,721)
Accrued liabilities	616,521	(1,137,441)
Total adjustments	19,969,068	(1,820,043)
Net cash used in operating activities of continuing operations	(13,554,220)	(5,115,198)
Net cash provided by (used in) discontinued operations	2,544,857	(2,445,510)
Net cash used in operating activities	(11,009,363)	(7,560,708)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of power development costs	844,708	-
Purchase of fixed assets	(40,074)	(4,246,868)
Net cash provided by (used in) investing activities of continuing operations	804,634	(4,246,868)
Net cash used in investing activities of discontinued operations	(664,902)	(301,000)
Net cash provided by (used in) investing activities	139,732	(4,547,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock in a registered direct offering, net of fees	-	19,228,948
Proceeds from exercise of stock options	-	28,300
Proceeds from notes payable - related parties	616,000	-
Repayments of notes payable - related parties	(616,000)	(327,500)
Proceeds from long-term debt	487,500	-
Repayment of long-term debt	(716,644)	(23,966)
Proceeds from the sale of preferred stock	12,000,000	-
Net cash provided by financing activities of continuing operations	11,770,856	18,905,782
Net cash used in financing activities of discontinued operations	-	(1,177,573)
Net cash provided by financing activities	11,770,856	17,728,209

NET INCREASE IN CASH	901,225	5,619,633

CASH - BEGINNING OF PERIOD	85,073	809,811

CASH - END OF PERIOD	$986,298	$6,429,444

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$11,173	$22,860
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Reclassification of assets of discontinued operations to current operations in fixed assets	$-	$193,904
Lease liability recognized for ROU asset	$-	$29,049
Issuance costs on mezzanine equity	$193,416	$-
Non-controlling interest recorded in consolidation of Enviro Technologies US, Inc.	$532,949	$-
Preferred shares converted into common stock	$2,636,827	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings Inc. (“Ecoark Holdings” or the “Company”) is a holding company, incorporated in the State of Nevada on November 19, 2007. Through September 30, 2022, Ecoark Holdings’ former wholly owned subsidiaries with the exception of Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) and Zest Labs, Inc. (“Zest Labs”) have been divested. See below in this Note 1 and Note 2 “Discontinued Operations.” As a result of the divestitures, all assets and liabilities of the former subsidiaries have been reclassified to discontinued operations on the condensed consolidated balance sheet for March 31, 2022 and all operations of these companies have been reclassified to discontinued operations and gain on disposal on the condensed consolidated statements of operations for the six and three months ended September 30, 2022.

The Company’s principal subsidiaries consisted of Ecoark, Inc. (“Ecoark”), a Delaware corporation which was the parent of Zest Labs, Inc. (“Zest Labs”), Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Agora which was assigned the membership interest in Trend Discovery Holdings LLC, a Delaware limited liability corporation (all references to “Trend Holdings” or “Trend” are now synonymous with Agora) from the Company on September 17, 2021 upon its formation, which includes Bitstream Mining, LLC, the Company’s Bitcoin mining subsidiary. Zest Labs, Inc. was formed in Nevada on August 2, 2022 and Zest Labs, Inc. Delaware merged into Zest Labs, Inc. Nevada on August 4, 2022.

As disclosed in these Notes, the Company has decided it is in the best interests of its shareholders that it divest all of its operating assets through a series of spin-offs or stock dividends to the Company’s shareholders. It intends to do so either by engaging in business combinations with existing public companies which have trading symbols and markets like White River Energy Corp (formerly Fortium Holdings Corp.) (“WREC”) which acquired White River Holdings Corp on July 25, 2022, and Enviro Technologies US, Inc. (“Enviro”) which acquired Banner Midstream Corp. on September 7, 2022, or by direct dividends. The Company’s plan is also driven by the dividends it must pay to an investor which provided $12 million on June 8, 2022 in exchange for preferred stock and a warrant. Because all spin-offs require the transactions or the subsidiaries to be registered with the Securities and Exchange Commission, the Company will not complete any or all spin-offs in calendar 2022. Because of the recent divestitures of its operating subsidiaries, the Company is searching for one or more operating businesses to acquire.

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

Banner Midstream had four operating subsidiaries: Pinnacle Frac Transport LLC (“Pinnacle Frac”), Capstone Equipment Leasing LLC (“Capstone”), White River Holdings Corp (“White River”), and Shamrock Upstream Energy LLC (“Shamrock”). Pinnacle Frac provides transportation of frac sand and logistics services to major hydraulic fracturing and drilling operations. Capstone procures and finances equipment to oilfield transportation service contractors. White River is and Shamrock was engaged in oil and gas exploration, production, and drilling operations on over 30,000 cumulative acres of active mineral leases in Louisiana, and Mississippi. All of these operating subsidiaries have since been divested in two separate transactions that occurred in July and September 2022.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

For a full description of the operations of White River as well as Pinnacle Frac and Capstone, refer to the Annual Report filed on Form 10-K for the year ended March 31, 2022 filed on July 7, 2022.

On July 25, 2022, the Company entered into and closed a Share Exchange Agreement, by and among the Company, White River and WREC. As a result, White River became a wholly-owned subsidiary of WREC and issued the Company non-voting Series A Convertible Preferred Stock (the “Series A”) which is convertible into approximately 82% of WREC’s common stock after the Company elects to spin-off WREC common stock to the Company’s stockholders and a registration statement covering the spin-off has been declared effective. The Company’s Executive Chairman is also the Executive Chairman of WREC, and the Company’s Chief Financial Officer is the Chief Executive Officer of WREC. The former Chief Executive Officer and director of WREC is the son-in-law of the Company’s Executive Chairman, and he resigned from all positions with WREC in connection with the closing. The new Board of Directors (the “Board”) of WREC includes the Company’s Executive Chairman and the Executive Chairman’s daughter as well as three other designees. The Company has determined that it is not the primary beneficiary in this transaction and has concluded that no consolidation is required for White River as a variable interest entity.

On August 23, 2022 the Company entered into a Share Exchange Agreement (the “Agreement”) with Enviro and Banner Midstream. Pursuant to the Agreement, upon the terms and subject to the conditions set forth therein, the Company acquired 12,996,958 shares of the Enviro common stock in exchange for all of the capital stock of Banner Midstream owned by the Company, which represents 100% of the issued and outstanding shares (the “Exchange”). Following the closing of the Agreement which occurred on September 7, 2022, Banner Midstream continues as a wholly-owned subsidiary of Enviro. On September 7, 2022, the Exchange was completed, and Banner Midstream was merged into Enviro via a reverse merger. The shares the Company that were issued by Enviro represent approximately 70% of the total voting shares of Enviro. As a result, the Company will consolidate Enviro in the condensed consolidated financial statements, however because it is the intent of the Company to distribute these shares in Enviro to the stockholders of the Company upon the effectiveness of a registration statement filed by Enviro, the Company has classified the assets and liabilities of Enviro and the results of operations of Enviro in discontinued operations. See Note 2.

On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages (later reduced to $110 million) which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. (“Walmart”) liable on three counts. The federal jury found that Walmart misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. See Note 15 – Commitments and Contingencies – Legal Proceedings.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

Trend Holdings formed four subsidiaries, including Bitstream Mining, LLC, a Texas limited liability company (“Bitstream”), on May 16, 2021. In addition, Trend Holdings owned Barrier Crest, LLC (“Barrier Crest”) which was acquired along with Trend Capital Management, Inc. (“TCM”) which was acquired by Ecoark Holdings on May 31, 2019. On June 17, 2022, Agora sold Trend Holdings to an entity formed by the investment manager of Trend Discovery LP and Trend Discovery SPV and sold Trend Discovery Exploration LLC (“Trend Exploration”) to the Company. See Note 2, “Discontinued Operations”. The Company reclassified the operations of Barrier Crest and TCM, as discontinued operations as the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results as of March 31, 2022.

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

Agora was organized by Ecoark Holdings to enter the Bitcoin mining business. Because of regulatory uncertainty over Bitcoin being deemed to be securities, Agora’s initial focus is on mining Bitcoin which we believe is not a security. Because of regulatory concerns and the changing regulatory environment, Agora intends to seek opportunities to engage with cryptocurrencies that do not involve the offer or sale of any securities. Because of the plunge in the price of Bitcoin and the type of miners Agora acquired during its attempt to close an initial public offering, Agora determined it was not presently feasible to conduct Bitcoin mining operations and temporarily ceased such activities on March 3, 2022. In September 2022, Agora determined to become a power-centric hosting company and thus will focus its attention on generating revenues in this capacity.

On November 19, 2021 Agora filed a registration statement on Form S-1 (File No. 333-261246) in connection with its initial public offering of 10,000,000 units comprised of shares of common stock and warrants to purchase an equal number of shares of common stock. The Agora registration statement has undergone a series of amendments since its initial filing in November 2021 and has not yet been declared effective by the Securities and Exchange Commission (“SEC”). In addition, in connection with Agora’s public offering, Agora applied for its common stock and warrants to be listed on The Nasdaq Capital Market. However, Agora encountered extensive review of its accounting disclosure policies by the Staff of the SEC as the Staff seeks to impose uniformity upon the industry. These delays and the fall of the price of Bitcoin has made the feasibility of the initial public offering inadvisable. As a result of the change in market conditions, Agora expects to withdraw the Form S-1.

On August 4, 2021, the Company’s common stock commenced trading on the Nasdaq Capital Market.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

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

On September 9, 2022, the Company held an annual meeting of its stockholders, and the stockholders approved the issuance of the shares of common stock issuable upon conversion of the Series A Redeemable Convertible Preferred Stock sold on June 8, 2022. Additionally, the stockholders approved increasing authorized common stock to 100,000,000 shares. Articles of Amendment were filed that day.

Overview of Agora Digital Holdings, Inc.

Bitstream

Bitstream was organized to be our principal Bitcoin mining subsidiary. Bitstream entered into a series of agreements and arrangements including arranging for a reliable and economical electric power source needed to efficiently mine Bitcoin, order miners, housing infrastructure and other infrastructure to mine Bitcoin and locate a third-party hosting service to operate the miners and the service’s more advanced miners. As discussed in this Note 1, Agora has refocused its efforts and will become a power-centric hosting company rather than a Bitcoin mining company and will not hold any Bitcoin in its digital wallets. To that end, Agora is presently in discussions with a third party regarding a potential joint venture in which the third party would provide mining equipment which Agora would host at its West Texas location and supply the electricity for the cryptocurrency mining. However, as of the date of this Report, no term sheet or definitive agreement has been executed by the prospective parties.

All significant accounting policies related to Pinnacle Frac, Capstone, White River, Shamrock, Barrier Crest and Trend Discovery Capital Management have been removed as these entities are reflected in discontinued operations. For full details on the policies refer to the Annual Report on Form 10-K for the year ended March 31, 2022 filed on July 7, 2022.

Principles of Consolidation

On May 31, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Trend Discovery Holdings Inc., a Delaware corporation for the Company to acquire 100% of Trend Discovery Holdings, LLC pursuant to a merger of Trend with and into the Company (the “Merger”). Trend Discovery Holdings, Inc. ceased doing business upon completion of the merger and Trend Discovery Holdings LLC is the subsidiary of the Company. Upon the formation of Agora on September 17, 2021, Ecoark assigned the membership interest it owned in Trend Holdings to Agora on September 22, 2021 when the Company purchased 100 shares of Agora common stock for $10.

On March 27, 2020, the Company and Banner Parent, entered into the Banner Purchase Agreement to acquire Banner Midstream. Pursuant to the acquisition, Banner Midstream became a wholly owned subsidiary of the Company and Banner Parent received shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Banner Midstream. The Company sold all divisions of Banner Midstream in July 2022 and September 2022 as discussed herein.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

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

The Company has utilized the guidance under ASC 810-10-55-4B, Case A for a Change that has resulted in the recognition of non-controlling interest. On October 1, 2021, Agora issued restricted common stock to non-employee directors, management, employees and advisors. As a result of the restricted common share issuances, the Company owns now owns less than 100% of Agora (approximately 89%). The Company expects it will continue to control Agora until it completes the distribution of Agora common stock to its security holders described above; after that event occurs, it may still have sufficient equity ownership to control Agora unless one or more third parties acquire a larger equity position.

During the six months ended September 30, 2022, Agora issued 400,000 shares of common stock to consultants and management. As a result of these issuances, the Company’s ownership percentage in Agora dropped from approximately 90% to approximately 89%.

The Company sold both White River and Banner Midstream (Pinnacle/Capstone) in July and September 2022, respectively. These entities are no longer subsidiaries of the Company. The Company has investments in WREC and Enviro that represent the shares it received for the sale of these entities. The investment in WREC is in non-voting preferred shares, and Management has concluded that the Company is not the primary beneficiary in this transaction, and thus no consolidation is required for White River as a variable interest entity. The Company currently owns 70% of the total issued common shares of Enviro and has consolidated Enviro, however, the Company will be distributing these shares to its stockholders of record as of September 30, 2022, and thus have reflected Enviro in the discontinued operations of the Company for the six months ended September 30, 2022.

Reclassifications

The Company has reclassified certain amounts in the September 30, 2021 condensed consolidated financial statements to be consistent with the September 30, 2022 presentation, including the reclassification of Barrier Crest, TCM, White River, Pinnacle Frac, and Capstone assets and liabilities from continuing operations to held for sale and reclassifications of operations of Barrier Crest, TCM, White River, Pinnacle Frac, and Capstone to discontinued operations. The March 31, 2022 consolidated balance sheet has been reclassified to include the assets and liabilities sold for White River, Pinnacle Frac, and Capstone as well. Additionally, we have removed all rounding of amounts and shares from the September 30, 2021 presentation to conform to the September 30, 2022 presentation. These changes had no impact on the Company’s financial position or result of operations for the periods presented.

Noncontrolling Interests

In accordance with ASC 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In October 2021 and July 2022, with the issuance of restricted common stock to directors, management and advisors, the Company no longer owns 100% of Agora. As of September 30, 2022 and March 31, 2022, approximately 11% and 9.1% is reflected as non-controlling interest of that entity. In addition, we have reflected 30% of Enviro as noncontrolling interests as the Company represents 70% of the voting interests in Enviro.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

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

Although, Agora since March 3, 2022, has not recognized revenue from its mining operations, prior to this time, it recognized revenue upon satisfaction of its performance obligation over time in accordance with ASC 606-10-25-27 for its contracts with mining pool operators.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

Bitcoin Mining

The discussion here should be understood as being applicable while Agora was conducting mining operations which it ceased beginning March 3, 2022. On September 16, 2022, the Company determined to conduct operations as a power-centric hosting company, rather than a Bitcoin mining company. For the past revenue recognition, refer to the Company’s Annual Report on Form 10-K filed on July 7, 2022.

Hosting Revenues

Agora effective in September 2022 began efforts to generate revenue via hosting agreements. As of September 30, 2022 and the date of this Report, Agora has not executed any such agreements. If Agora generates hosting revenues, it will follow ASC 606 as outlined above and recognize revenue upon the completion of the performance obligations as stipulated under such hosting agreements. For the six months ended September 30, 2022 and 2021, no revenue has been recognized under hosting agreements.

All Bitcoin that is mined under these arrangements will be transmitted directly into the third-party digital wallets and the Company will not hold any Bitcoin in its accounts.

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

The carrying values of the Company’s financial instruments such as cash, investments, prepaid expenses, accounts payable, and accrued expenses approximate their respective fair values because of the short-term nature of those financial instruments.

Bitcoin assets will be presented in current assets. Fair value will be determined by taking the price of the coins from the trading platforms which Agora will most frequently use.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

Bitcoin

Prior to March 3, 2022 when the Company was mining Bitcoin, it included the Bitcoin in current assets in the consolidated balance sheets as intangible assets with indefinite useful lives. Bitcoin was recorded at cost less impairment. For the past Bitcoin accounting policies, refer to the Company’s Annual Report on Form 10-K filed on July 7, 2022. As of September 30, 2022, the Company neither owns nor mines any Bitcoin, although it may in the future operate as a hosting company providing a mining location and electricity for third parties’ mining equipment and activities.

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

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. The Company classified its reporting segments in these three divisions through March 31, 2022, when the Company determined that pursuant to ASC 205-20-45-1E that the operations related to the Financial Services segment would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022. As a result of this reclassification, the Company’s segment reporting has removed the Financing segment for the six months ended September 30, 2021. Effective April 1, 2022, the Company has classified its segments in the Commodity Segment, Technology Segment and Bitcoin Mining Segment. It now charges a monthly overhead charge to the Technology Segment and to the Transportation component and Oil and Gas Production component (each part of the Commodities Segment). On July 25, 2022, the Company sold its oil and gas production business (White River) which is part of the Commodities segment, and on September 7, 2022, the Company sold the remaining part (Pinnacle Frac and Capstone) of the Commodities Segment. Under ASC 855-10-55, the Company has reflected the sale of these entities and the operations as discontinued operations as of and for the six months ended September 30, 2022. As a result of the sales of White River and Banner Midstream, and the immaterial nature of the operations of Zest Labs, the Company no longer segregates its operations as most of the continuing operations are related to Agora.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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

Liquidity

For the six months ended September 30, 2022 and 2021, the Company had a net loss to controlling interest of common shareholders of $(33,523,288) and $(3,295,155), respectively, has working capital (deficit) of $25,749,537 and $(8,394,850) as of September 30, 2022 and March 31, 2022, respectively, and has an accumulated deficit as of September 30, 2022 of $(163,520,500). As of September 30, 2022, the Company has $986,298 in cash and cash equivalents. The working capital at September 30, 2022 is the direct result of the investment in White River Energy Corp valued at $30,000,000. These represent the value of the 1,200 shares of Series A Preferred Stock that are expected to be distributed to the Company’s stockholders, as discussed in Note 5.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company sold its interests in Banner Midstream in two separate transactions on July 25, 2022 and September 7, 2022. In addition, it sold the non-core business of Trend Discovery on June 17, 2022. The Company expects to distribute the common stock it received (or issuable upon conversion of preferred stock) in the sales to its stockholders upon the effective registration statements for the two entities the companies were sold to. See Note 13, “Mezzanine Equity” for information on the Company’s recent $12 million convertible preferred stock financing. That financing has restrictive covenants that require approval of the investor for the Company to engage in any equity or debt financing. The Company believes that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements and may need to raise capital to support their operations. As of September 30, 2022, the Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations. The accompanying financial statements for the period ended September 30, 2022 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Impact of COVID-19

COVID-19 may continue to affect the economy and the industries in which we operate, depending on the vaccine and booster rollouts and the emergence of virus mutations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for the six months ended September 30, 2022 or year ended March 31, 2022 in contrast to the material impact it had in the prior fiscal year.

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

On July 25, 2022, the Company sold its oil and gas production business (White River) which is part of the Commodities segment. The Company has reflected the reclassification of assets and liabilities of these entities discontinued operations as of and for the period April 1, 2022 through July 31, 2022. The Company used July 31, 2022 as a cut-off as a majority of its revenue and expenses are billed on a monthly basis and it is more convenient to do so.

On September 7, 2022, the Company sold its transportation business (Pinnacle Frac and Capstone) which is part of the Commodities segment. The Company has reflected the reclassification of assets and liabilities of these entities discontinued operations as of and for the period April 1, 2022 through August 31, 2022. The Company used August 31, 2022 as a cut-off as a majority of its revenue and expenses are billed on a monthly basis and it is more convenient to do so. The shares the Company were issued by Enviro represent approximately 70% of the total voting shares of Enviro. As a result, the Company will consolidate Enviro in the condensed consolidated financial statements. It is the intent of the Company to distribute these shares in Enviro to the stockholders of the Company upon the effectiveness of a registration statement filed by Enviro. Therefore, the Company has classified the assets and liabilities of Enviro and the results of operations of Enviro in discontinued operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

Current assets as of September 30, 2022 and March 31, 2022 – Discontinued Operations:

	September 30, 2022	March 31, 2022
Cash	$-	$391,125
Accounts receivable	-	1,075,960
Inventory	-	107,026
Prepaid expenses	-	838,731
Enviro Technologies US Inc	2,228,179	-
	$2,228,179	$2,412,842

Non-current assets as of September 30, 2022 and March 31, 2022 – Discontinued Operations:

	September 30, 2022	March 31, 2022
Goodwill	$-	$10,224,046
Property and equipment, net	-	3,117,962
Intangible assets, net	-	1,716,331
Oil and gas properties, full cost-method	-	6,626,793
Capitalized drilling costs, net of depletion	-	604,574
Right of use asset – operating and financing leases	-	608,714
Enviro Technologies US Inc.	2,784,288	-
	$2,784,288	$22,898,420

Current liabilities as of September 30, 2022 and March 31, 2022 – Discontinued Operations:

	September 30, 2022	March 31, 2022
Accounts payable and accrued expenses	$-	$2,419,909
Current portion of long-term debt	-	572,644
Current portion of lease liability – operating and financing leases	-	345,441
Enviro Technologies US Inc.	3,468,315	-
	$3,468,315	$3,337,994

Non-current liabilities as of September 30, 2022 and March 31, 2022 – Discontinued Operations:

	September 30, 2022	March 31, 2022
Lease liabilities – operating and financing leases, net of current portion	$-	$282,638
Long-term debt	-	67,512
Asset retirement obligations	-	1,303,751
Enviro Technologies US Inc.	158,693	-
	$158,693	$1,653,901

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

The Company reclassified the following operations to discontinued operations for the six months ended September 30, 2022 and 2021, respectively.

	2022	2021
Revenue	$10,955,153	$12,989,573
Operating expenses	17,110,005	14,622,198
Enviro Technologies US, Inc. – net loss	(3,836,919)	-
Other (income) loss	560,831	(661,106)
Net loss from discontinued operations	$(10,552,602)	$(971,519)

The Company reclassified the following operations to discontinued operations for the three months ended September 30, 2022 and 2021, respectively.

	2022	2021
Revenue	$3,795,607	$6,878,992
Operating expenses	6,557,506	8,500,041
Enviro Technologies US, Inc. – net loss	(3,836,919)	-
Other (income) loss	338,755	(566,707)
Net loss from discontinued operations	$(6,937,573)	$(1,054,342)

The following represents the calculation of the gain on disposal of Trend Discovery at June 17, 2022:

	2022	2021
Secured Note Receivable	$4,250,000	$-
Cash	(27,657)	-
Accounts receivable	(222,400)	-
Prepaid expenses	(99,566)	-
Goodwill	(3,222,799)	-
Other assets	(284)	-
Accounts payable and accrued expenses	34,211	-
Gain on disposal of discontinued operations	$711,505	$-

The following represents the calculation of the loss on disposal of Banner Midstream Corp in two separate transactions – July 25, 2022 and September 7, 2022:

	2022	2021
Investment – White River Energy Corp./Enviro Technologies US, Inc.	$35,328,753	$-
Cash	(3,000,000)	-
Forgiveness of amounts due from subsidiaries	(39,997,461)	-
Reversal of investment booked on March 27, 2020 when acquired	(4,866,192)	-
Loss on disposal of discontinued operations	$(12,534,900)	$-

As of April 1, 2021, all of the equipment assets and accounts payable of Pinnacle Vac Services LLC (“Pinnacle Vac”) were transitioned into Capstone to continue servicing the debt.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

NOTE 3: REVENUE

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. In the six months ended September 30, 2022 and 2021, the Company did not recognize revenue from continuing operations.

Bitcoin Mining

Prior to March 3, 2022, the Company recognized revenue for Bitcoin mining as follows:

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

Effective September 16, 2022, Agora commenced efforts to become a power-centric hosting company and will recognize revenue, if any, in accordance with the provisions of ASC 606.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company has recognized $61,979 in interest income and accrued interest receivable. The Company has waived Trend Ventures, LP’s failure to pay the interest. The Company has included $593,229 in current assets, and the remaining $3,718,750 in non-current assets.

NOTE 5: INVESTMENT – SERIES A CONVERTIBLE PREFERRED STOCK – WHITE RIVER ENERGY CORP

On July 25, 2022, the Company entered into a Share Exchange Agreement pursuant to which that day it sold to WREC its oil and gas production business (White River) which is part of the Commodities segment. The Company received 1,200 shares of WREC’s Series A Convertible Preferred Stock, which becomes convertible into 42,253,521 shares of WREC common stock upon such time as (A) WREC has filed a Form S-1with the SEC and such Form S-1 has been declared effective, or is no longer subject to comments from the Staff of the SEC, and (B) Ecoark elects to distribute shares of its common stock to its shareholders. Based on the lower of cost or market, the value of the investment was determined to be $30,000,000. As of September 30, 2022, WREC has not filed a registration statement. The Company has determined that as of September 30, 2022, there is no impairment of this investment. The Company has treated the investment as a Level 3 asset and that the fair value of the investment exceeds the cost basis which thereby implies no impairment as of September 30, 2022.

As of September 30, 2022, the Company has determined that Ecoark is not the primary beneficiary, and this transaction has not resulted in Ecoark controlling WREC as the preferred shares are unable to be converted until the effectiveness of the registration statement being filed for WREC, does not have the power to direct activities of WREC, control the Board of Directors of WREC and WREC is not reliant upon funding by Ecoark moving forward.

NOTE 6: INVESTMENT – COMMON STOCK – ENVIRO TECHNOLOGIES US, INC.

On August 23, 2022 the Company entered into a Share Exchange Agreement (the “Agreement”) with Enviro and Banner Midstream. Pursuant to the Agreement, upon the terms and subject to the conditions set forth therein, the Company acquired 12,996,958 shares of the Enviro common stock in exchange for all of the capital stock of Banner Midstream owned by the Company, which represents 100% of the issued and outstanding shares (the “Exchange”). Following the closing of the Agreement which occurred on September 7, 2022, Banner Midstream continues as a wholly-owned subsidiary of Enviro. Based on the lower of cost or market, the value of the investment was determined to be $5,328,753. On September 7, 2022, the Exchange was completed, and Banner Midstream was merged into Enviro via a reverse merger. The Company has determined that as of September 30, 2022, there is no impairment of this investment.

The Company has determined that this transaction has resulted in Ecoark having a controlling interest in Enviro as the common shares issued represent 70% of the voting common shares of Enviro. Since Ecoark will be distributing to the Ecoark stockholders a stock dividend to all common and preferred stockholders with a stock dividend date of September 30, 2022, the Company has reflected Enviro, in discontinued operations as the Company intends to hold no shares and thus no voting interest upon the effectiveness of a registration statement for Enviro, and the investment has been eliminated in the consolidation.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

NOTE 7: BITCOIN

Agora commenced its Bitcoin mining operations in November 2021. Through September 30, 2022, Agora mined 0.57 Bitcoins (none in the six months ended September 30, 2022). Agora ceased Bitcoin mining on March 3, 2022. The value of the Bitcoin mined was $26,495 of which $16,351 has been impaired through September 12, 2022. On September 12, 2022, the Company liquidated its Bitcoin holdings into fiat currency (USD), of $12,485. This transaction resulted in a gain on sale of Bitcoin of $2,340. During the six months ended September 30, 2022, the Company recognized Bitcoin impairment losses of $9,122.

The following table presents additional information about Agora’s Bitcoin holdings during the six months ended September 30, 2022:

Beginning balance – April 1, 2022	$19,267
Gain on sale of Bitcoin	2,340
Bitcoin converted into fiat currency	(12,485)
Bitcoin impairment losses	(9,122)
Ending balance – September 30, 2022	$-

NOTE 8: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2022 and March 31, 2022:

	September 30, 2022	March 31, 2022
	(unaudited)
Zest Labs freshness hardware, equipment and computer costs	$2,915,333	$2,915,333
Land	125,000	125,000
Furniture	40,074	-
Mining technology equipment– Bitcoin	5,639,867	7,065,630
Machinery and equipment – Bitcoin	91,132	91,132
Total property and equipment	8,811,406	10,197,095
Accumulated depreciation and impairment	(4,675,264)	(2,970,725)
Property and equipment, net	$4,136,143	$7,226,370

As of September 30, 2022, the Company performed an evaluation of the recoverability of these long-lived assets. As a result of the evaluation, there was impairment of fixed assets necessary in the amount of $1,655,969 in September 2022 as the Agora’s focus changed to a power-centric power company from a Bitcoin Mining company. As a result, the Company determined the value of the miners purchased have nominal value.

In September 2022, Agora renegotiated a settlement with one of its vendors, and provided them transformers (in mining technology equipment) valued at $1,425,772 in exchange for a credit against amounts owed to them of $855,000. This resulted in a loss on settlement of $570,772.

Depreciation expense for the six months ended September 30, 2022 and 2021 was $48,560 and $110,792, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

NOTE 9: POWER DEVELOPMENT COST

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

On August 10, 2022, the Company had $844,708 returned from one of the distribution facilities extension agreements, which is net of $155,292 of fees related to development costs paid to our power broker. As a result, $1,000,000 remains as an asset as of September 30, 2022.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

See Note 13, “Mezzanine Equity” for the derivative liability recognized with respect to the warrant granted to Digital Power Lending, LLC.

On November 14, 2020, the Company granted 60,000 two-year warrants exercisable at $7.75 per share in exchange for the early conversion of a portion of the September 24, 2020 warrants. The fair value of the November 14, 2020 warrants was estimated to be $251,497 at inception, and $0 as of September 30, 2022.

On December 30, 2020, the Company granted 888,889 two-year warrants, with a strike price of $10.00, in the registered direct offering. The fair value of those warrants was estimated to be $4,655,299 at inception. During the three months ended March 31, 2021, 176,000 warrants were exercised for $1,760,000, and no shares were exercised during the year ended March 31, 2022 and six months ended September 30, 2022. The fair value of the remaining warrants at September 30, 2022 is $23.

On December 30, 2020, the Company granted 62,222 two-year warrants to the placement agent as additional compensation in connection with the registered direct offering closed December 31, 2020, exercisable at a strike price of $11.25 per share. The fair value of those warrants was estimated to be $308,205 at inception and $1 as of September 30, 2022.

The fair value of the 200,000 warrants that remain outstanding from the 250,000 warrants granted on September 24, 2020 have expired on September 24, 2022.

On June 30, 2021, the Company granted 200,000 two-year warrants with a strike price of $10.00 per share, pursuant to a purchase agreement entered into the same day with the warrant holder. The fair value of those warrants was estimated to be $545,125 at inception, on June 30, 2021 and $3,201 as of September 30, 2022.

On August 6, 2021, the Company closed a $20,000,000 registered direct offering. The Company sold 3,478,261 shares of common stock and 3,478,261 warrants at $5.75 per share. The warrants are exercisable through April 8, 2025. The Company also issued the placement agent 243,478 warrants exercisable at $7.1875 per share. Further information on the offering and compensation to the placement agent is contained in the prospectus supplement dated August 4, 2021. The fair value of the investor warrants was estimated to be $11,201,869 at inception and $1,342,054 as of September 30, 2022. The fair value of the placement agent warrants was estimated to be $744,530 at inception and $80,879 as of September 30, 2022.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2022 and 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on September 30, 2022, March 31, 2022 and at inception:

	Six Months Ended September 30, 2022	Year Ended March 31, 2022	Inception
Expected term	0.12 – 2.35 years	0.5 – 2.85 years	5.00 years
Expected volatility	107 - 108%	110 – 113%	91% – 107%
Expected dividend yield	-	-	-
Risk-free interest rate	3.33 – 4.25%	0.25 – 0.42%	1.50% – 2.77%
Market price	$1.25 – $1.30	$2.00 - $5.89

The Company’s remaining derivative liabilities as of September 30, 2022 and March 31, 2022 associated with warrant offerings are as follows. All fully extinguished warrants liabilities are not included in the chart below.

	September 30, 2022 (unaudited)	March 31, 2022	Inception
Fair value of 200,000 (originally 250,000) September 24, 2020 warrants	$-	$8,354	$1,265,271
Fair value of 60,000 November 14, 2020 warrants	-	7,695	251,497
Fair value of 888,889 December 31, 2020 warrants	23	82,436	4,655,299
Fair value of 62,222 December 31, 2020 warrants	1	5,741	308,205
Fair value of 200,000 June 30, 2021 warrants	3,201	60,866	545,125
Fair value of 3,478,261 August 6, 2021 warrants	1,342,054	3,904,575	11,201,869
Fair value of 243,478 August 6, 2021 warrants	80,879	248,963	744,530
	$1,426,158	$4,318,630

During the six months ended September 30, 2022 and 2021 the Company recognized changes in the fair value of the derivative liabilities of $2,892,472 and $4,315,677, respectively. In addition, the Company recognized $0 and $545,125 in expenses related to the warrants granted for the six months ended September 30, 2022 and 2021.

Activity related to the warrant derivative liabilities for the six months ended September 30, 2022 is as follows:

Beginning balance as of March 31, 2022	$4,318,630
Issuances of warrants – derivative liabilities	-
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(2,892,472)
Ending balance as of September 30, 2022	$1,426,158

Activity related to the warrant derivative liabilities for the six months ended September 30, 2021 is as follows:

Beginning balance as of March 31, 2021	$7,213,407
Issuances of warrants – derivative liabilities	12,491,524
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(4,315,677)
Ending balance as of September 30, 2021	$15,389,254

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

NOTE 11: LONG-TERM DEBT

Long-term debt included in continuing operations consisted of the following as of September 30, 2022 and March 31, 2022. All debt instruments repaid during the year ended March 31, 2022 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

	September 30, 2022	March 31, 2022
	(unaudited)
Credit facility -Trend Discovery SPV 1, LLC (a)	$391,036	$595,855
Auto loan – Ford (b)	73,680	80,324
Total long-term debt	464,716	676,179
Less: current portion	(402,963)	(608,377)
Long-term debt, net of current portion	$61,753	$67,802

(a)

On December 28, 2018, the Company entered into a $10,000,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000,000 with a cap of $10,000,000. In the year ended March 31, 2022, the Company borrowed $595,855, which includes $25,855 in commitment fees, with the balance of $570,000 being deposited directly into the Company. In the six months ended September 30, 2022, the Company borrowed $505,181, which includes $17,681 in commitment fees, with the balance of $487,500 being deposited directly into the Company, and repaid $710,000 in the six months ended September 30, 2022. Interest incurred for the six months ended September 30, 2022 was $41,427, and accrued as of September 30, 2022 was $43,650. There were no advances in the six months ended September 30, 2021.

(b)	On February 16, 2022, entered into long-term secured note payable for $80,324 for a service truck maturing February 13, 2028. The note is secured by the collateral purchased and accrued interest annually at 5.79% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2022.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

The following is a list of maturities as of September 30:

2023	$402,963
2024	12,636
2025	13,387
2026	14,183
2027	15,026
Thereafter	6,521
$464,716

During the six months ended September 30, 2022, the Company received proceeds of $487,500, repaid $716,645, and incurred $17,681 in commitment fees added to the credit facility with Trend Discovery SPV 1, LLC for its long-term debt from continuing operations. All discontinued operation totals are not reflected in these figures.

During the six months ended September 30, 2021, the Company repaid $23,966.

Interest expense on long-term debt during the six months ended September 30, 2022 and 2021 are $44,133 and $276, respectively.

NOTE 12: NOTES PAYABLE - RELATED PARTIES

A Board member advanced $577,500 to the Company through August 8, 2021, under the terms of notes payable that bears interest at rates ranging between 10% and 15% interest per annum. On August 9, 2021, the Company repaid the entire $577,500 to the Board member with accrued interest of $42,535. Interest expense on the notes for the three months ended June 30, 2021 was $17,514.

An officer of the Company advanced $116,000 and was repaid this amount during the year ended March 31, 2022, and $25,000 was advanced and repaid during the year ended March 31, 2022 from an officer of Agora. In the six months ended September 30, 2022, the Company’s Chief Executive Officer and Chief Financial Officer advanced a total of $591,000 which was fully repaid in the same period; and an officer of Agora advanced $25,000 which was fully repaid in the same period. These were short-term advances and no interest was charged as the amounts were outstanding for just a few weeks.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

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

Ecoark Series A

Conversion Rights

Each share of Ecoark Series A has a stated value of $10,000 and is convertible into shares of common stock at a conversion price of $2.10 per share, subject to customary adjustment provisions. The holder’s conversion of the Ecoark Series A is subject to a beneficial ownership limitation of 19.9% of the issued and outstanding common stock as of any conversion date of the Ecoark Series A, unless and until the Company obtains shareholder and The Nasdaq Stock Market (“Nasdaq”) approval for the conversion of more than that amount, in order to comply with Nasdaq Rules. Shareholder approval was obtained on September 9, 2022. In addition, the conversion rights in general did not become effective until July 23, 2022, which is one day after the record date for the shareholders meeting seeking such shareholder approval at the September 9, 2022 meeting.  The shares of Ecoark Series A as amended are also subject to a 4.99% beneficial ownership limitation, which may be increased to up to 9.9% by the holder by giving 61 days’ notice to the Company.

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

The holders of record of the shares of common stock and of any other class or series of voting stock (including the Ecoark Series A), exclusively and voting together as a single class, are entitled to elect the balance of the total number of directors of the Company. The Purchaser has agreed not to vote at the shareholders meeting on the proposal to approve the issuance of the additional common stock issuable due to the reduced conversion price.

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
SEPTEMBER 30, 2022

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

Warrant

Prior to its cancellation, the Warrant, as amended, provided the Purchaser or its assignees (the “Holder”) with the right to purchase a number of shares of common stock as would enable the holder together with its affiliates to beneficially own 49% of the Company’s common stock, calculated on a fully diluted basis, at an exercise price of $0.001 per share, including the Commitment Shares and Conversion Shares unless sold. Subject to shareholder approval, the Warrant was to vest and become exercisable into shares of the Company’s stock if as of June 8, 2024: (i) the Company had failed to complete the distributions to the Company’s security holders or to any other subsidiary of the Company’s equity ownership of its three principal subsidiaries: Agora, Banner Midstream and Zest Labs (or their principal subsidiaries) (the “Distributions”), and/or (ii) the Holder together with its affiliates does not beneficially own at least 50% of the Company’s outstanding common stock. Provided, the Company must retain 20% of its common stock of Agora. The Warrant was to be exercised on a cashless basis and expire on June 8, 2027.

On November 14, 2022, the Company and the warrant holder canceled the warrant which was originally issued to the holder on June 8, 2022, as subsequently amended and restated, in exchange for $100 as the Company has substantially met the conditions under Section 1(a) of the warrant, therefore, the Company did not compute any derivative liability on the warrants as of September 30, 2022.

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

The value of the Commitment Shares of $193,416 were considered issuance costs and have been reflected in the total for Mezzanine Equity of $11,806,584. During the six months ended September 30, 2022, a total of 268 shares of the Series A Preferred Stock have been converted into 1,276,190 shares of common stock. As of September 30, 2022, a total of 932 shares of Series A Preferred Stock are issued and outstanding. In addition, the Company amortized $41,086 in discount on the preferred stock.

The description above is not a substitute for reviewing the full text of the referenced documents, which were attached as exhibits to the Company’s Current Report on Form 8-K as filed with the SEC on June 9, 2022, and the Company’s Current Report on Form 8-K as filed with the SEC on July 15, 2022 when we filed the amended and restated warrant.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT)

On July 26, 2022, the Company filed a Definitive Proxy Statement with respect to its 2022 Annual Meeting of the Shareholders, being held virtually at 1:00 p.m., Eastern Time, on September 9, 2022, at which the shareholders of the Company approved the following proposals:

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

As of March 31, 2022, there were no shares of any series of preferred stock issued and outstanding. On June 8, 2022, as noted in Note 13, “Mezzanine Equity”, the Company issued 1,200 Series A Preferred shares, and as of September 30, 2022, there are 932 shares of preferred stock issued and outstanding, and 268 shares were converted into common stock in the period ended September 30, 2022. In addition, the Company amortized $41,086 in discount on the preferred stock. The balance in the mezzanine equity related to the preferred stock as of September 30, 2022 is $9,210,843.

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

On September 9, 2022, the shareholders approved the increase in authorized common stock to 100,000,000 shares.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

In the three months ended June 30, 2021, the Company issued 114,796 shares of common stock which had been accrued for at March 31, 2021 in consulting fees under a contract entered into February 2, 2021. In addition, the Company issued 20,265 shares of common stock for the exercise of stock options.

In the three months ended September 30, 2021, the Company issued 45,000 shares of common stock for services, and 3,478,261 shares issued in a registered direct offering.

In the three months ended June 30, 2022, the Company issued 102,881 shares of common stock which were the commitment shares in the BitNile transaction as discussed in Note 13.

In the three months ended September 30, 2022, the Company issued 1,276,190 shares of common stock in conversion of 268 shares of Series A Preferred stock. In addition, the Company issued 550,000 shares (including the 117,115 shares held as treasury stock, for a net 432,885 common shares) as settlement with a Trend Ventures investor. The Company has expensed the value of $1,045,000 ($1.90 per share) as a settlement expense.

As of September 30, 2022, 28,176,055 shares of common stock were issued and outstanding.

Agora Common Stock

Agora is authorized to issue 250,000,000 shares of common stock, par value $0.001. On September 22, 2021, the Company purchased 100 shares of Agora for $10.

On October 1, 2021, the Company purchased 41,671,121 shares of Agora common stock for $4,167,112 which Agora used to purchase equipment to commence the Bitstream operations.

In addition, between October 1 and December 7, 2021, Agora issued 4,600,000 restricted common shares to its management, non-employee directors, employees and advisors. After issuance of these shares, Ecoark controls approximately 90% of Agora. The future stock-based compensation related to these shares that will be measured consists of $12,166,680 over a three-year period in service-based grants ($9,611,145 in year one, $1,861,096 in year two, and $694,436 in year 3) and $10,833,320 in performance-based grants ($5,416,660 for the deployment of 20 MW in the State of Texas, and $5,416,660 for the deployment of 40 MW in the State of Texas) for a total of $23,000,000. These restricted common shares were measured pursuant to ASC 718-10-50 at an estimated value per share of $5.00 and consist of both service-based and performance-based criteria.

On August 7, 2022, Agora issued 400,000 shares of common stock to its management, non-employee directors, employees and advisors. After issuance of these shares, Ecoark controls approximately 89% of Agora. The future stock-based compensation related to these shares that will be measured consists of $2,000,000 ranging from immediate vesting through the three-year anniversary in service-based grants. These restricted common shares were measured pursuant to ASC 718-10-50 at an estimated value per share of $5.00 and consist of service-based criteria only.

Of the 5,000,000 restricted shares of common stock — 2,833,336 shares of restricted stock are considered service grants and 2,166,664 are considered performance grants.

The performance grants vest as follows: 1,083,332 restricted common shares upon Agora deploying a 20 MW power contract in Texas; and 1,083,332 restricted common shares upon the Company deploying a 40 MW power contract in Texas. As of September 30, 2022, none of the performance criteria are probable as no contracts have been signed as the proper funding has not been secured, therefore no compensation expense is recognized in accordance with ASC 718-10-25-20 related to the performance grants. On April 12, 2022, Agora upon board of director approval accelerated the vesting of 250,000 restricted shares for deploying a 20 MW power contract in Texas; and 250,000 restricted shares for deploying a 40 MW power contract in Texas with Agora’s former Chief Financial Officer. All remaining performance grants remain unvested.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

The Company recognized $8,172,209 in stock-based compensation for the six months ended September 30, 2022, which represented $5,047,209 in service grants related, and $3,125,000 in the accelerated vesting of the former CFO’s grants ($625,000 in service-based grants and $2,500,000 in performance grants). The unrecognized stock-based compensation expense as of September 30, 2022 is $8,333,320 in performance based grants and $3,810,716 in service based grants for a total of $12,144,036.

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

Share-based Compensation Expense

Share-based compensation for employees is included in salaries and salary related costs and directors and services are included in professional fees and consulting in the consolidated statement of operations for the six months ended September 30, 2022 and 2021.

Share-based compensation for the six months ended September 30, 2022 and 2021 for stock options and RSUs granted under the 2013 Incentive Stock Plan and 2017 Omnibus Incentive Stock Plan and non-qualified stock options were $342,601 and $1,218,182, respectively.

There is $167,120 in share-based compensation is accrued as of September 30, 2022 for Ecoark Holdings and $237,499 accrued in Agora for a total of $404,619.

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
SEPTEMBER 30, 2022

NOTE 15: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are presently involved in the following legal proceedings. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●	On August 1, 2018, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages (subsequently reduced to $110 million) which includes $65 million in compensatory damages (subsequently reduced to $60 million) and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. We expect Walmart to continue to vigorously defend the litigation and to oppose the verdict in post-trial motions and an appeal. The Company has filed post-trial motions to add an award for its attorneys’ fees as the prevailing party in the litigation. In addition to other post-trial motions, Walmart, Inc. has filed a renewed motion for judgment as a matter of law or, in the alternative, for remittitur or a new trial. As of the date of this Report, the court has not ruled on any of the post-trial motions.

●	On September 21, 2021, Ecoark Holdings, Inc. and Zest Labs, Inc. filed a complaint against Deloitte Consulting, LLP (“Deloitte”) in the Eight Judicial District Court in Clark County, Nevada. The complaint is for violation of the Nevada Uniform Trade Secret Act and will also be seeking a preliminary and permanent injunction, attorney’s fees, and punitive damages. The damages at issue are in the hundreds of millions of dollars. Zest Labs, Inc. began working with Deloitte in 2016, in a confidential matter in a pilot program that Zest Labs, Inc. had been engaged for by Walmart. Zest Labs, Inc. engaged in significant discussions, presentations, demonstrations, and information downloads with Deloitte who specifically acknowledged that this information was confidential. Deloitte’s motion to dismiss was denied, it filed an answer denying substantive allegations and the parties are engaging in discovery. The Company cannot reasonably determine the outcome and potential reward at this time.

●	On April 22, 2022, BitStream Mining and Ecoark Holdings were sued in Travis County, Texas District Court (Docket #79176-0002) by Print Crypto Inc. in the amount of $256,733.28 for failure to pay for equipment purchased to operate BitStream Mining’s Bitcoin mining operation. The defendants intend to vigorously defend themselves and have filed counterclaims in the 353rd Judicial District in Travis County, Texas on May 6, 2022 for fraudulent inducement, breach of contract, and for payment of attorney’s fees and costs. The Company has accrued the full amount of the claim in its consolidated financial statements as of September 30, 2022.

●	On July 15, 2022, BitStream Mining and two of their Management were parties to a petition filed in Ward County District Court by 1155 Distributor Partners-Austin, LLC d/b/a Lonestar Electric Supply in the amount of $414,026.83 for failure to pay for equipment purchased to operate the Company’s Bitcoin mining operation. The Company has accrued the full amount of the claim in its consolidated financial statements as of September 30, 2022.

In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

NOTE 16: CONCENTRATIONS

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

Financial instruments consist principally of cash, prepaid expenses, other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the six months ended September 30, 2022 and 2021. The recorded values of all other financial instruments approximate its current fair values because of its nature and respective relatively short maturity dates or durations.

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

	Level 1	Level 2	Level 3	Total Gains and (Losses)
September 30, 2022
Warrant derivative liabilities	$-	$-	$1,426,158	$2,892,472
Bitcoin	-	-	-	(9,122)
Investment – White River Energy Corp	-	-	30,000,000	-

March 31, 2022
Warrant derivative liabilities	$-	$-	$4,318,630	$15,386,301
Bitcoin	19,267	-	-	(7,228)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

The table below shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3):

September 30, 2022
(unaudited)
Beginning balances	$(4,318,630)
Net change in unrealized (depreciation) appreciation included in earnings	2,892,472
Purchases	30,000,000
Sales	-
Transfers in and out	-
Ending balances	$28,573,842

NOTE 18: LEASES

The Company has adopted ASU No. 2016-02, Leases (Topic 842), as of April 1, 2019 and will account for its leases in terms of the right of use assets and offsetting lease liability obligations under this pronouncement. The Company had had only short-term leases up through the acquisition of Banner Midstream. The Company acquired a right of use asset and lease liability on March 27, 2020. The Company recorded these amounts at present value, in accordance with the standard, using a discount rate of 5%. The right of use asset is composed of the sum of all lease payments, at present value, and is amortized straight line over the life of the expected lease term. For the expected term of the lease the Company used the initial terms ranging between 24 and 60 months. Upon the election by the Company to extend the lease for additional years, that election will be treated as a lease modification and the lease will be reviewed for re-measurement.

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

As of September 30, 2022, the value of the unamortized lease right of use asset is $400,951 (through maturity at October 31, 2026). As of September 30, 2022, the Company’s lease liability was $405,987.

Maturity of lease liability for the operating leases for the period ended September 30,
2023	$139,304
2024	$102,043
2025	$96,864
2026	$99,770
2027	$8,334
Imputed interest	$(40,328)
Total lease liability	$405,987

Disclosed as:
Current portion	$121,764
Non-current portion	$284,223

Amortization of the right of use asset for the period ended September 30,
2023	$124,815
2024	$90,350
2025	$86,664
2026	$91,294
2027	$7,828

Total	$400,951

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

Operating lease expense – six months ended September 30, 2022 and 2021	$71,177	$19,942
Operating lease expense – three months ended September 30, 2022 and 2021	$35,588	$19,942

NOTE 19: RELATED PARTY TRANSACTIONS

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

On August 31, 2021, William B. Hoagland, the then Chief Financial Officer of the Company, transferred 550,000 shares of Ecoark Holdings common stock to Trend LP, of which Mr. Hoagland owns an approximately 25% of Trend LP. Additionally, Trend SPV holds 344,000 shares of Ecoark Holdings common stock and 460,000 warrants to purchase Ecoark Holdings common stock.

Ecoark Holdings has made periodic loans to Agora to permit it to begin its Bitcoin mining business. On November 13, 2021, Agora issued Ecoark Holdings a $7.5 million term note which accrues 10% per annum interest and is due September 30, 2022. As of September 30, 2022, Agora owed principal of $5,337,884 and interest of $410,821 to Ecoark Holdings. These amounts have been eliminated in consolidation.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022

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

NOTE 20: SUBSEQUENT EVENTS

Subsequent to September 30, 2022, the Company had the following transactions:

On October 28, 2022, the Company and Ecoark, Inc. assigned all of its residual intellectual property rights and rights in the Zest Labs lawsuits to Zest Labs in connection with the anticipated spin-off of Zest Labs common stock to the Company’s stockholders. The Board of Directors subsequently determined not to proceed with the Zest Labs spin-off, however the assignment was not affected by that determination.

On November 14, 2022, the Company and the warrant holder canceled the warrant originally issued to the holder on June 8, 2022, as subsequently amended and restated, in exchange for $100 as the Company has substantially met the conditions under Section 1(a) of the warrant.

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

Overview

Ecoark Holdings Inc. (“Ecoark Holdings,” “Ecoark” or the “Company”) is a holding company, incorporated in the State of Nevada on November 19, 2007. Through September 30, 2022, Ecoark Holdings’ former subsidiaries with the exception of Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) and Zest Labs, Inc. (“Zest Labs”) have been divested. See Notes 1 and 2 to the financial statements included in this Report. As a result of the divestitures, all assets and liabilities of the former subsidiaries have been reclassified to discontinued operations on the condensed consolidated balance sheet for March 31, 2022 and all operations of these companies have been reclassified to discontinued operations and gain on disposal on the condensed consolidated statements of operations for the six and three months ended September 30, 2022.

Prior to the recent divestitures, the Company’s principal subsidiaries consisted of Ecoark, Inc., a Delaware corporation which was the parent of Zest Labs, Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Agora which was assigned the membership interest in Trend Discovery Holdings LLC, a Delaware limited liability corporation (all references to “Trend Holdings” or “Trend” are now synonymous with Agora) from the Company on September 17, 2021 upon its formation, which includes Bitstream Mining, LLC, the Company’s Bitcoin mining subsidiary.

Recent Developments

During the period covered by this Report, the Company engaged in the following transactions:

●	On July 25, 2022 the Company sold White River Holdings Corp (“White River”) and with it its oil and gas production business to White River Energy Corp, formerly Fortium Holdings Corp. (“WREC”) in exchange for 1,200 shares of WREC’s non-voting Series A Convertible Preferred Stock (the “WREC Series A”). Subject to certain terms and conditions set forth in the Certificate of Designation of the WREC Series A, the WREC Series A will become convertible into 42,253,521 shares of WREC’s common stock upon such time as (A) WREC has filed a Form S-1, with the Securities and Exchange Commission (the “SEC”) and such Form S-1 has been declared effective, and (B) Ecoark elects to distribute shares of its common stock to its shareholders.

●	On August 23, 2022 the Company sold Banner Midstream, which consisted of its transportation business to Enviro Technologies US, Inc. (“Enviro”) in exchange for 12,996,958 shares of the Enviro common stock.

●	In September 2022, the Company announced a record date of September 30, 2022 for the spin-offs of common stock of Enviro and WREC to holders of the Company’s common stock and preferred stock (on an as-converted basis).

The Company’s goal is to spin-off all of the Enviro common stock and WREC common stock to the Company’s shareholders in early calendar year 2023, although because of regulatory delays or other reasons we may not meet that deadline. At the same time, we expect to acquire another business so we do not become a shell corporation. This will result in a change of control and may or may not be subject to shareholder approval. As of the date of this Report, we have not had any material discussions about any such acquisition, and our search for an operating business to acquire in ongoing.

Future Spin-Offs

As described in this Report, Ecoark’s goal is to spin-off certain of the capital stock it holds in operating businesses and acquire an operating business. This will entail the common stock of WREC underlying the WREC Series A and the Enviro common stock that the Company acquired in July and September 2022, respectively. While the Company previously planned on spinning off Zest Labs common stock in a similar fashion, the Company decided not to proceed with that spin-off. Due to market conditions, the Company decided it was inadvisable to seek to raise capital for Zest Labs which it needed to operate as a stand-alone public company. To protect the Company’s shareholders, it granted its shareholders of record as of September 30, 2022 the right to receive 95% of the net proceeds of the Zest Labs litigation with Walmart and Deloitte, which is describe under Note 15 to the financial statements contained in this Report. That right is part of the Zest Labs articles of incorporation.

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

To date, discussions between BitNile have centered upon Ecoark being able to spin-off to its shareholders each of our subsidiaries, either directly or through the business combinations. Our current plans are to expedite the spin-offs and complete them in early calendar year 2023, although we may not reach our goal by then. If it is necessary to maintain our Nasdaq listing, we may delay one spin-off until we can acquire one or more new businesses. BitNile files reports with the SEC which investors are encouraged to review at www.SEC.gov/EDGAR, which reports are not incorporated herein by reference.

Following the above transactions, the Company’s only remaining subsidiaries are Agora, which ceased mining Bitcoin but is now exploring operating as a hosting company for Bitcoin mining ventures, and Zest Labs which holds technology and related intellectual property rights for fresh food solutions, and is not operating due to ongoing litigation involving its technology an intellectual property.

Segment Reporting for the Three Months Ended September 30, 2022:

As a result of the sales of White River and Banner Midstream, and the immaterial nature of the operations of Zest Labs, the Company no longer segregates its operations as most of the continuing operations are related to Agora.

Key Trends

Impact of Inflation

In 2022, there has been a sharp rise in inflation in the U.S. and globally. Given our limited operations, the most significant future impact will be on employee salaries and benefits and electricity costs.

Impact of COVID-19

COVID-19 may continue to affect the economy and our business, depending on the vaccine rollouts and the emergence of virus mutations as well as the impact of supply chain disruptions.

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for the fiscal quarter ended September 30, 2022 included in this Report.

COVID-19 has been a contributing factor in supply and labor shortages which have been pervasive in many industries. The extent to which a future COVID-19 outbreak and other adverse developments may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted.

Results of Operations For Continuing Operations For the Three Months Ended September 30, 2022 and 2021 Revenues

The discussion of our results of operations should be evaluated considering that our primary subsidiaries were sold in the three months ended September 30, 2022 and their results of operations are now treated as discontinued operations.

The Company had no revenue in either of the three months ended September 30, 2022 (“Q2 2023”) or 2021 (“Q2 2022”) as it was not operating as a Bitcoin mining company as it focuses on becoming a hosting company as reflected below. The Company is negotiating potential hosting agreements, however, none of been executed as of the date of this Report.

The Company’s Bitcoin operations began in the fiscal year ended March 31, 2022 and ceased on March 3, 2022 due to the low price of Bitcoin and the inability of Agora to timely complete its initial public offering which created a working capital issue. The Company intends to refocus Agora, which given the Zest Labs litigation is expected to be its primary operating entity in the short-term, to operating as a hosting company providing infrastructure and energy to cryptocurrency mining enterprises. Unless and until we are successful in generating revenue for Agora or acquire another operating business, we expect our lack of revenue to persist.

Cost of Revenues and Gross Profit

Cost of revenues for Q2 2023 was $88,212 as compared to $0 for Q2 2022. We expect cost of revenues to increase as and when we commence Agora’s planned hosting operations.

Operating Expenses

Total operating expenses were $7,607,202 for Q2 2023 compared to $4,166,386 for Q2 2022. The increase between periods were primarily related to an increase in salaries and salaries related costs to $3,707,971 in Q2 2023 from $1,370,841 in Q2 2022 arising from the stock-based compensation in Q2 2023 compared to Q2 2022, and to a lesser extent an approximately $1.6 million increase in impairment related to the miners that Agora had purchased as it has moved to a hosting model from a mining model for Bitcoin.

Other Income (Expense)

Total other income was $2,433,332 in Q2 2023, compared to total other (expense) of $(633,951) in Q2 2022. Change in fair value of derivative liabilities for Q2 2023 was a non-cash gain of $3,286,004 related to the changes in our stock price, partially offset by a loss on disposal of fixed assets of $(570,772) related to Agora’s settlement wherein mining equipment valued at $1,425,772 were exchanged with a vendor for a credit of $855,000; and interest expense, net of interest income of $(281,900). Change in fair value of derivative liabilities for Q2 2022 was a non-cash (loss) of $(630,142) related to the changes in our stock price.

Net Income (Loss) from Continuing Operations

Net loss from continuing operations for Q2 2023 was ($5,262,082) as compared to net (loss) from continuing operations of ($4,800,337) for Q2 2022. The increase was primarily due to the additional operating expenses as noted above offset by the change in the fair value of the derivative liability.

Results of Operations For Continuing Operations For the Six Months Ended September 30, 2022 and 2021 Revenues

The Company had no revenue in either of the six months ended September 30, 2022 (“H1 2023”) or 2021 (“H1 2022”) as it was not operating as it ceased its Bitcoin mining operations prior to H1 2023, and was not operating as a Bitcoin mining company as of the H1 2022.

Cost of Revenues and Gross Profit

Cost of revenues for H1 2023 was $182,074 as compared to $0 for H1 2022. We expect cost of revenues to increase as and when we commence Agora’s planned hosting operations.

Operating Expenses

Total operating expenses were $14,903,921 for H1 2023 compared to $6,082,158 for H1 2022. The increase between periods were primarily related to an increase in salaries and salaries related costs to $9,718,030 in H1 2023 from $2,344,854 in H1 2022 arising from the stock-based compensation of $9,217,208 in H1 2023 versus $767,000 in H1 2022, and to a lesser extent an approximately $1.6 million increase related to the impairment of the miners that Agora had purchased as it has moved to a hosting model from a mining model for Bitcoin.

Other Income (Expense)

Total other income was $2,002,972 in H1 2023, compared to total other income of $3,758,522 in H1 2022. Change in fair value of derivative liabilities for H1 2023 was a non-cash gain of $2,892,472, partially offset by a loss on disposal of fixed assets of $(570,772) related to Agora’s settlement wherein mining equipment valued at $1,425,772 were exchanged with a vendor for a credit of $855,000; and interest expense, net of interest income of $(318,728). Change in fair value of derivative liabilities for H1 2022 was a non-cash gain of $4,315,677, partially offset by interest expense, net of interest income of $(557,155).

Net Income (Loss) from Continuing Operations

Net loss from continuing operations for H1 2023 was ($13,083,023) as compared to net loss from continuing operations of ($2,323,636) for H1 2022. The increase was primarily attributable to increases in salaries and salaries related costs and our H1 2023 impairment charge, partially offset by the change in the fair value of the derivative liabilities.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable and accounts payable and capital expenditures.

Net cash used in operating activities for continuing operations was $(11,009,363) for H1 2023, as compared to $(7,560,708) for H1 2022. Cash used in operating activities for H1 2023 was primarily caused by increases in common shares issued for services, partially offset by losses on disposal of former subsidiaries without similar amounts in H1 2022 as well as changes in accounts payable and accrued expenses from H1 2022 to H1 2023.

Net cash provided by investing activities was $139,732 for H1 2023 compared to net cash used in investing activities of $(4,547,868) for H1 2022. Net cash provided by investing activities in H1 2023 were comprised of proceeds received from the refund of the power development costs partially offset by purchases of fixed assets and discontinued operations, and the amounts used in H1 2022 related to the purchase of fixed assets as we commenced operations in Agora.

Net cash provided by financing activities for H1 2023 was $11,770,856 which comprised primarily of proceeds from our June 2022 sale of the Ecoark Series A, Commitment Shares described elsewhere in this Report. This compared with H1 2022 net cash provided by financing activities of $17,728,209 comprised primarily of the sale of our common stock in a registered direct offering.

As of November 11, 2022, the Company has $296,959 in cash and cash equivalents. The Company believes that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements and may need to raise capital to support their operations.

To date we have financed our operations through sales of common stock, convertible preferred stock and other derivative securities and the issuance of debt. We may also issue common stock, preferred stock or other securities in connection with any business acquisition we undertake in the future following our planned spin-offs. Presently we may not raise capital without the consent of the Purchaser.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company sold its interests in Banner Midstream in two separate transactions on July 25, 2022 and September 7, 2022. In addition, it sold the non-core business of Trend Discovery on June 17, 2022. The Company expects to distribute the common stock it received (or issuable upon conversion of preferred stock) in the sales to its stockholders upon the effective registration statements for the two entities the companies were sold to. See Note 13, “Mezzanine Equity” for information on the Company’s recent $12 million convertible preferred stock financing. That financing has restrictive covenants that require approval of the investor for the Company to engage in any equity or debt financing. The Company believes that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements and may need to raise capital to support their operations. As of September 30, 2022, the Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations. The accompanying financial statements for the period ended September 30, 2022 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Agora Line of Credit

As of November 11, 2022, the Company has advanced a total of $5,448,982 to Agora under a $7.5 million term line of credit note issued to the Company by Agora which bears interest at a rate of 10% per annum. Agora will be required to repay any sums we lend it on March 31, 2023 with accrued interest.

2018 Line of Credit

On December 28, 2018, the Company entered into a $10,000,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000,000 with a cap of $10,000,000. In the year ended March 31, 2022, the Company borrowed $595,855, which includes $25,855 in commitment fees, with the balance of $570,000 being deposited directly into the Company. In the six months ended September 30, 2022, the Company borrowed $505,181, which includes $17,681 in commitment fees, with the balance of $487,500 being deposited directly into the Company, and repaid $710,000 in the six months ended September 30, 2022. Interest incurred for the six months ended September 30, 2022 was $41,427, and accrued as of September 30, 2022 was $43,650. There were no advances in the six months ended September 30, 2021. With the sale of Trend Holdings, we no longer can access this line of credit.

Cautionary Note Regarding Forward Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential terms, timing and success of the planned spin-offs by us to our security holders of certain entities’ common stock and plans to file registration statements in connection therewith, our plans to acquire an operating business following or in connection with the completion of the planned spin-offs to avoid becoming a shell company and maintain our Nasdaq listing, the expected changes to Agora’s business, anticipated or potential transactions with BitNile and/or its affiliates, our expectations with respect to future developments in our ongoing litigation, and our liquidity. All statements other than statements of historical fact are “forward-looking statements” including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the ability to complete and timelines of our planned spin-offs any regulatory, registration or other delays or obstacles that may arise with respect thereto, our ability to negotiate a transaction with BitNile and obtain shareholder approval as required, risks and uncertainties relating to undisclosed liabilities or the integration of such entities with the acquiring entity if any such transaction closes, , due to a recessionary environment, inflation, or other factors beyond our control, our ability to refocus Agora into a hosting company, which may prove difficult based on our negotiations and agreements with vendors and challenges in securing our maintaining relationships with customers operating cryptocurrency mining businesses, the future price of Bitcoin and other cryptocurrencies if we host any mining for them, regulatory uncertainties and risks relating to other cryptocurrencies, failure to meet Nasdaq continued listing requirements, the impact of future strains of COVID-19, the Russian invasion of the Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy including the potential for a recession which may result, supply chain shortages, any issues which could result in unfavorable outcomes of one or both of our ongoing Zest Labs lawsuits, and the availability of capital on acceptable terms when needed or at all. Further information on the risks and uncertainties affecting our business is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 under Part I. Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies, Estimates and Assumptions

The critical accounting policies listed below are those the Company deems most important to its operations.

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

Management judgment is required when determining the following: when variable consideration is no longer probable of significant reversal (and hence can be included in revenue); whether certain revenue should be presented gross or net of certain related costs; when a promised service transfers to the customer; and the applicable method of measuring progress for services transferred to the customer over time. Although, Agora since March 3, 2022, has not recognized revenue from its mining operations, prior to this time, it recognized revenue upon satisfaction of its performance obligation over time in accordance with ASC 606-10-25-27 for its contracts with mining pool operators.

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

Hosting Revenues

Agora effective in September 2022 began efforts to generate revenue via hosting agreements. As of September 30, 2022 and the date of this Report, Agora has not executed any such agreements. If Agora generates hosting revenues, it will follow ASC 606 as outlined above and recognize revenue upon the completion of the performance obligations as stipulated under such hosting agreements.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 14, 2022, the Company and the warrant holder canceled the warrant, as subsequently amended and restated, which was originally issued to the holder on June 8, 2022 in connection with a private sale by the Company to the holder of the warrant and preferred stock and common stock for a total purchase price of $12 million. The warrant cancellation was made in exchange for $100 as the Company has substantially met the conditions under Section 1(a) of the warrant. The warrant was filed as an exhibit to the Company’s Current Report on Form 8-K as filed with the SEC on June 9, 2022, and the Company’s Current Report on Form 8-K as filed with the SEC on July 15, 2022 when we filed the amended and restated warrant.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger between the Company and Trend Holdings, dated May 31, 2019	8-K	6/6/19	2.1
2.2	Stock Purchase and Sale Agreement, dated March 27, 2020, by and between the Company and Banner Energy Services Corp.	8-K	4/2/20	10.1
2.3	Share Exchange Agreement dated August 23, 2022 by and among Enviro Technologies U.S., Inc., Banner Midstream Corp. And Ecoark Holdings, Inc.*	8-K	8/30/22	2.1
3.1(a)	Articles of Incorporation, as amended	10-Q	2/12/21	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	8-K	10/12/21	3.1
3.1(c)	Certificate of Designation for the Series A Convertible Redeemable Preferred Stock	8-K	6/9/22	3.1
3.1(d)	Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock	8-K	6/27/22	3.1
3.1(e)	Second Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock	8-K	7/15/22	3.1
3.2(a)	Amended and Restated Bylaws	8-K	4/28/17	3.1
3.2(b)	Amendment to Bylaws	8-K	8/30/21	3.1
3.2(c)	Amendment to Bylaws	8-K	6/9/22	3.2
10.1	Form of Amended and Restated Warrant	8-K	7/15/22	10.1
10.2	Form of Share Exchange Agreement	8-K	7/29/22	10.1
10.3	Form of Fortium Series A Certificate of Designation	8-K	7/29/22	10.2
10.4	Form of Share Exchange Agreement*	8-K	8/17/22	10.1
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

*	Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

Ecoark Holdings, Inc.

Date: November 21, 2022	By:	/s/ Randy May
Randy May
Chief Executive Officer

Date: November 21, 2022	By:	/s/ Jay Puchir
Jay Puchir
Chief Financial Officer