Form 10-Q
period 2022-12-31
Ecoark Holdings, Inc.
filed 2023-02-21
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 15, 2023, there were 37,666,772 shares of common stock, par value $0.001 per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

i

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 (UNAUDITED) AND MARCH 31, 2022

	DECEMBER 31,	MARCH 31,
	2022	2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash ($16,000 pledged as collateral for credit as of December 31, 2022 and March 31, 2022, respectively)	$32,642	$85,073
Investment - White River Energy Corp.	30,000,000	-
Secured note receivable and accrued interest receivable	1,177,604	-
Intangible assets, cryptocurrencies	-	19,267
Prepaid expenses and other current assets, current portion	829,071	862,944
Current assets of discontinued operations/held for sale	1,509,292	2,412,842
Total current assets	33,548,609	3,380,126

NON-CURRENT ASSETS:
Property and equipment, net	4,122,365	7,226,370
Power development costs	1,000,000	2,000,000
Secured note receivable and accrued interest receivable, net of current portion	3,187,500	-
Right of use assets - operating leases	370,315	461,138
Other assets	10,905	11,189
Non-current assets of discontinued operations/held for sale	7,829,596	22,898,420

Total non-current assets	16,520,681	32,597,117

TOTAL ASSETS	$50,069,290	$35,977,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,998,876	$2,723,865
Accrued liabilities	1,026,100	668,659
Warrant derivative liabilities	44,447	4,318,630
Preferred stock derivative liability	4,811,875	-
Current portion of long-term debt	303,136	608,377
Note payable - related parties	125,000	-
Current portion of lease liability - operating leases	119,975	117,451
Current liabilities of discontinued operations/held for sale	3,047,164	3,337,994

Total current liabilities	12,476,573	11,774,976

NON-CURRENT LIABILITIES
Lease liability - operating leases, net of current portion	256,305	345,976
Long-term debt, net of current portion	58,662	67,802
Non-current liabilities of discontinued operations/held for sale	394,852	1,653,901

Total non-current liabilities	709,819	2,067,679

Total Liabilities	13,186,392	13,842,655

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred stock, $0.001 par value; 5,000,000 shares authorized; 882 and 0 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 29,456,342 and 26,364,099 shares issued and 29,456,342 and 26,246,984 shares outstanding as of December 31, 2022 and March 31, 2022, respectively	29,456	26,364
Additional paid in capital	195,532,152	183,246,061
Accumulated deficit	(157,440,304)	(158,868,204)
Treasury stock, at cost	-	(1,670,575)
Total stockholders’ equity before non-controlling interest	38,121,304	22,733,646
Non-controlling interest	(1,238,406)	(599,058)
Total stockholders’ equity	36,882,898	22,134,588
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,069,290	$35,977,243

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	NINE MONTHS ENDED		THREE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,
	2022	2021	2022	2021
CONTINUING OPERATIONS:
REVENUES	$-	$17,455	$-	$17,455
COST OF REVENUES	229,534	92,823	47,460	92,823
GROSS PROFIT	(229,534)	(75,368)	(47,460)	(75,368)

OPERATING EXPENSES
Salaries and salaries related costs	10,998,108	5,504,833	1,280,078	3,159,979
Professional and consulting fees	743,403	649,119	287,630	385,576
Selling, general and administrative costs	4,440,902	4,455,788	1,424,435	1,092,819
Depreciation, amortization, and impairment	1,718,308	164,266	13,779	53,474
Cryptocurrency impairment losses	9,122	1,047	-	1,047
Total operating expenses	17,909,843	10,775,053	3,005,922	4,692,895

LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(18,139,377)	(10,850,421)	(3,053,382)	(4,768,263)

OTHER INCOME (EXPENSE)
Change in fair value of warrant derivative liabilities	4,274,183	15,294,814	1,381,711	10,979,137
Change in fair value of preferred stock derivative liabilities	1,864,777	-	1,864,777	-
Derivative income (expense)	2,878,345	-	2,878,345	-
Loss on conversion of derivative liability to common stock in conversion of preferred stock	(3,923)	-	(3,923)	-
Gain (loss) on disposal of fixed assets	(570,772)	-	-	-
Interest expense, net of interest income	(491,075)	(553,561)	(172,347)	3,594
Total other income (expense)	7,951,535	14,741,253	5,948,563	10,982,731

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(10,187,842)	3,890,832	2,895,181	6,214,468

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations	(11,020,812)	(2,908,619)	(468,210)	(1,937,100)
(Loss) on disposal of discontinued operations	(11,823,395)	-	-	-
Total discontinued operations	(22,844,207)	(2,908,619)	(468,210)	(1,937,100)

(LOSS) INCOME FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(33,032,049)	982,213	2,426,971	4,277,368

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) INCOME	(33,032,049)	982,213	2,426,971	4,277,368
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	2,642,559	322,635	322,351	322,635

NET (LOSS) INCOME TO CONTROLLING INTEREST	$(30,389,490)	$1,304,848	$2,749,322	$4,600,003
Less: Preferred Stock Dividends	484,213	-	99,737	-

NET (LOSS) INCOME TO CONTROLLING INTEREST OF COMMON STOCKHOLDERS	$(30,873,703)	$1,304,848	$2,649,585	$4,600,003

NET (LOSS) INCOME PER SHARE - BASIC
Continuing operations	$(0.28)	$0.17	$0.11	$0.25
Discontinued operations	(0.83)	(0.12)	(0.02)	(0.07)
	$(1.11)	$0.05	$0.09	$0.18
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	27,369,610	24,727,970	28,499,875	26,364,099
NET (LOSS) PER SHARE - DILUTED (see NOTE 1)	$(1.11)	$(0.57)	$(0.12)	$(0.24)
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED (see NOTE 1)	27,369,610	24,727,970	72,747,922	26,364,099

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

					Additional
	Preferred		Common Stock		Paid-In	Accumulated	Treasury	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - March 31, 2021	-	$-	22,705,775	$22,705	$167,587,659	$(148,912,810)	$(1,670,575)	$-	$17,026,979

Shares issued in the exercise of stock options, including cashless exercises	-	-	20,265	20	28,277	-	-	-	28,297
Shares issued for services rendered, net of amounts prepaid	-	-	114,796	114	674,886	-	-	-	675,000
Share-based compensation	-	-	-	-	399,173	-	-	-	399,173

Net income for the period	-	-	-	-	-	2,559,524	-	-	2,559,524

Balance - June 30, 2021	-	-	22,840,836	22,839	168,689,995	(146,353,286)	(1,670,575)	-	20,688,973

Shares issued for services rendered, net of amounts prepaid	-	-	45,000	45	91,955	-	-	-	92,000
Shares issued in registered direct offering, net of amount allocated to derivative liability	-	-	3,478,261	3,478	8,023,602	-	-	-	8,027,080
Share-based compensation	-	-	-	-	819,009	-	-	-	819,009
Fractional adjustment	-	-	2	2	-	-	-	-	2

Net loss for the period	-	-	-	-	-	(5,854,679)	-	-	(5,854,679)

Balance - September 30, 2021	-	-	26,364,099	26,364	177,624,561	(152,207,965)	(1,670,575)	-	23,772,385

Vesting of shares issued in prior quarter	-	-	-	-	114,190	-	-	-	114,190

Shares issued by Agora Digital Holdings, Inc. for services rendered, net of amounts prepaid	-	-	-	-	2,280,969	-	-	-	2,280,969
Share-based compensation	-	-	-	-	493,284	-	-	-	493,284
Recognition of non-controlling interest	-	-	-	-	-	(30,000)	-	30,000	-

Net income (loss) for the period	-	-	-	-	-	4,600,003	-	(322,635)	4,277,368

Balance - December 31, 2021	-	$-	26,364,099	$26,364	$180,513,004	$(147,637,962)	$(1,670,575)	$(292,635)	$30,938,196

Balance - March 31, 2022	-	$-	26,364,099	$26,364	$183,246,061	$(158,868,204)	$(1,670,575)	$(599,058)	$22,134,588

Shares issued for commitment for preferred stock offering, net of expenses	-	-	102,881	103	193,313	-	-	-	193,416
Shares issued by Agora Digital Holdings, Inc. for services rendered, net of amounts prepaid	-	-	-	-	5,215,287	-	-	-	5,215,287
Share-based compensation	-	-	-	-	182,561	-	-	-	182,561

Net loss for the period	-	-	-	-	-	(10,153,383)	-	(571,261)	(10,724,644)
Preferred stock dividends	-	-	-	-	-	(43,151)	-	-	(43,151)

Balance - June 30, 2022	-	-	26,466,980	26,467	188,837,222	(169,064,738)	(1,670,575)	(1,170,319)	16,958,057

Shares issued in conversion of preferred stock to common stock	-	-	1,276,190	1,276	2,635,528	-	-	-	2,636,804
Shares issued in settlement	-	-	432,885	433	(626,008)	-	1,670,575	-	1,045,000
Shares issued by Agora Digital Holdings, Inc. for services rendered, net of amounts prepaid	-	-	-	-	2,956,921	-	-	-	2,956,921
Share-based compensation	-	-	-	-	160,040	-	-	-	160,040
Disposal of subsidiaries in reverse merger transactions	-	-	-	-	-	32,301,782	-	2,003,211	34,304,993
Net loss for the period	-	-	-	-	-	(22,985,608)	-	(1,748,947)	(24,734,555)
Preferred stock dividends	-	-	-	-	-	(341,325)	-	-	(341,325)

Balance - September 30, 2022	-	-	28,176,055	28,176	193,963,703	(160,089,889)	-	(916,055)	32,985,935

Shares issued in conversion of preferred stock to common stock	-	-	1,140,447	1,140	544,449	-	-	-	545,589
Shares issued for preferred stock dividends	-	-	139,840	140	104,423	-	-	-	104,563
Shares issued by Agora Digital Holdings, Inc. for services rendered, net of amounts prepaid	-	-	-	-	791,491	-	-	-	791,491
Share-based compensation	-	-	-	-	128,086	-	-	-	128,086
Net income (loss) for the period	-	-	-	-	-	2,749,322	-	(322,351)	2,426,971
Preferred stock dividends	-	-	-	-	-	(99,737)	-	-	(99,737)

Balance - December 31, 2022	-	$-	29,456,342	$29,456	$195,532,152	$(157,440,304)	$-	$(1,238,406)	$36,882,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	DECEMBER 31,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net (loss) income	$(30,873,703)	$1,304,848
Adjustments to reconcile net (loss) income to net cash used in operating activities
Change in non-controlling interest	(2,642,559)	(322,635)
Depreciation, amortization, and impairment	1,718,308	164,266
Cryptocurrency impairment losses	9,122	1,047
Debt modification expense	879,368	-
Share-based compensation	470,687	1,711,466
Change in fair value of warrant derivative liabilities	(4,274,183)	(15,294,814)
Change in fair value of preferred stock derivative liabilities	(1,864,777)	-
Derivative (income) expense	(2,878,345)	-
Loss on conversion of derivative liabilities to common stock	3,923	-
Loss on disposal of fixed assets	570,772	-
(Gain) on disposal of White River and Pinnacle Frac	12,534,900	-
(Gain) on disposal of Trend Discovery Holdings	(711,505)	-
Common shares issued for services	1,045,000	881,190
Common shares issued for services - Agora	8,963,699	2,280,969
Amortization of discount	47,515	-
Development expenses reduced from refund of power development fee	155,292	-
Warrants granted for interest expense	-	545,125
Warrants granted for commissions	-	744,530
Commitment fees on long-term debt	17,681	-
Changes in assets and liabilities
Prepaid expenses and other current assets	34,157	(42,436)
Intangible assets - cryptocurrencies	10,145	(17,455)
Amortization of right of use asset - financing leases	-	-
Amortization of right of use asset - operating leases	90,823	15,912
Accrued interest receivable	(115,104)	-
Operating lease expense	(87,147)	(14,996)
Accounts payable	1,130,011	1,758,231
Accrued liabilities	1,154,714	(1,140,846)
Total adjustments	16,262,497	(8,730,446)
Net cash used in operating activities of continuing operations	(14,611,206)	(7,425,598)
Net cash provided by (used in) discontinued operations	2,225,257	(989,135)
Net cash used in operating activities	(12,385,949)	(8,414,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of power development costs	844,708	(2,000,000)
Purchase of fixed assets	(40,074)	(7,065,639)
Net cash provided by (used in) investing activities of continuing operations	804,634	(9,065,639)
Net cash (used in) investing activities of discontinued operations	(287,413)	(327,032)
Net cash provided by (used in) investing activities	517,221	(9,392,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock in a registered direct offering, net of fees	-	19,228,948
Proceeds from exercise of stock options	-	28,300
Proceeds from notes payable - related parties	741,000	-
Repayments of notes payable - related parties	(616,000)	(327,500)
Proceeds from long-term debt	487,500	-
Repayment of long-term debt	(819,562)	(23,966)
Proceeds from the sale of preferred stock	12,000,000	-
Net cash provided by financing activities of continuing operations	11,792,938	18,905,782
Net cash provided by (used in) financing activities of discontinued operations	23,359	(1,474,708)
Net cash provided by financing activities	11,816,297	17,431,074

NET (DECREASE) IN CASH AND RESTRICTED CASH	(52,431)	(376,330)

CASH - BEGINNING OF PERIOD	85,073	809,811

CASH - END OF PERIOD	$32,642	$433,481

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$11,173	$20,106
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Reclassification of assets of discontinued operations to current operations in fixed assets	$-	$193,904
Recognition of non-controlling interest - Agora	$-	$30,000
Lease liability recognized for ROU asset	$-	$506,610
Issuance costs on mezzanine equity	$193,416	$-
Preferred stock dividend paid in common shares	$104,563	$-
Non-controlling interest recorded in consolidation of Enviro Technologies US, Inc.	$2,003,211	$-
Preferred shares/derivative liability converted into common stock	$3,182,416	$-
Mezzanine equity reclassified to liability upon amendment	$9,551,074	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ecoark Holdings Inc. (“Ecoark Holdings” or the “Company”) is a holding company, incorporated in the State of Nevada on November 19, 2007. Through December 31, 2022, Ecoark Holdings’ former wholly owned subsidiaries with the exception of Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) and Zest Labs, Inc. (“Zest Labs”) have been treated for accounting purposes as divested. See below in this Note 1 and Note 2 “Discontinued Operations.” As a result of the divestitures, all assets and liabilities of the former subsidiaries have been reclassified to discontinued operations on the condensed consolidated balance sheet for March 31, 2022 and all operations of these companies have been reclassified to discontinued operations and gain on disposal on the condensed consolidated statements of operations for the nine and three months ended December 31, 2022.

The Company’s principal subsidiaries consisted of Ecoark, Inc. (“Ecoark”), a Delaware corporation which was the parent of Zest Labs, Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Agora which was assigned the membership interest in Trend Discovery Holdings LLC, a Delaware limited liability corporation (all references to “Trend Holdings” or “Trend” are now synonymous with Agora) from the Company on September 17, 2021 upon its formation, which includes Bitstream Mining, LLC, the Company’s Bitcoin mining subsidiary.

As disclosed in these Notes, the Company had decided it was in the best interests of its stockholders that it divest all of its principal operating assets through a series of spin-offs or stock dividends to the Company’s stockholders. It intended to do so either by engaging in business combinations with existing public companies which have trading symbols and markets like White River Energy Corp (formerly Fortium Holdings Corp.) (“WTRV”) which acquired White River Holdings Corp on July 25, 2022, and Wolf Energy Services, Inc. (formerly Enviro Technologies US, Inc.) (“Wolf Energy”) which acquired Banner Midstream Corp. on September 7, 2022, or by direct dividends. The Company’s plan was also driven by the dividends it must pay to an investor which provided $12 million on June 8, 2022 in exchange for preferred stock and a warrant, the former of which was subsequently amended, and the latter of which was subsequently cancelled. Because all spin-offs require the transactions to be registered with the Securities and Exchange Commission, the Company did not complete any spin-offs in calendar 2022. Because of the plans to spin-off its principal operating subsidiaries, the Company is searching for one or more operating businesses to acquire. See Note 20. “Subsequent Events” concerning a proposed acquisition. The Company has decided to leave Agora and Zest Labs in the Company and to not proceed with the spin-offs of these entities, although it intends to create a trust to distribute at least 95% of the net proceeds of the pending Zest Labs litigation recoveries, if any, to the Company’s stockholders as of September 30, 2022.

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
DECEMBER 31, 2022

For a full description of the operations of White River as well as Pinnacle Frac and Capstone, refer to the Annual Report filed on Form 10-K for the year ended March 31, 2022 filed on July 7, 2022.

On July 25, 2022, the Company entered into and closed a Share Exchange Agreement, by and among the Company, White River and WTRV. As a result, White River became a wholly-owned subsidiary of WTRV and issued the Company non-voting Series A Convertible Preferred Stock (the “Series A”) which is convertible into approximately 82% of WTRV’s common stock (not giving effect to the conversion of outstanding common stock equivalents) after the Company elects to spin-off WTRV common stock to the Company’s stockholders and a registration statement covering the spin-off has been declared effective. The Company’s Chief Executive Officer is also the Executive Chairman of WTRV, and the Company’s Chief Financial Officer is the Chief Executive Officer of WTRV. The former Chief Executive Officer and director of WTRV is the son-in-law of the Company’s Executive Chairman, and he resigned from all positions with WTRV in connection with the closing. The new Board of Directors (the “Board”) of WTRV includes the Company’s Chief Executive Officer and the Chief Executive Officer’s daughter as well as three other designees. The Company has determined that it is not the primary beneficiary in this transaction and has concluded that no consolidation is required for White River as a variable interest entity.

On August 23, 2022 the Company entered into a Share Exchange Agreement (the “Agreement”) with Wolf Energy and Banner Midstream. Pursuant to the Agreement, upon the terms and subject to the conditions set forth therein, the Company acquired 51,987,832 shares of the Wolf Energy common stock in exchange for all of the capital stock of Banner Midstream owned by the Company, which represents 100% of the issued and outstanding shares (the “Exchange”). Following the closing of the Agreement which occurred on September 7, 2022, Banner Midstream continues as a wholly-owned subsidiary of Wolf Energy. On September 7, 2022, the Exchange was completed, and Banner Midstream became a wholly-owned subsidiary of Wolf Energy. The shares the Company that were issued by Wolf Energy represented approximately 70% of the total voting shares of Wolf Energy that were outstanding as of that time. As a result, the Company consolidates Wolf Energy in its condensed consolidated financial statements; however because it is the intent of the Company to distribute these shares in Wolf Energy to the stockholders of the Company upon the effectiveness of a registration statement filed by Wolf Energy, the Company has classified the assets and liabilities of Wolf Energy and the results of operations of Wolf Energy in discontinued operations. See Note 2.

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
DECEMBER 31, 2022

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

Agora was organized by Ecoark Holdings to enter the Bitcoin mining business. Because of the plunge in the price of Bitcoin in 2022 and the type of miners Agora acquired during its attempt to close an initial public offering, Agora determined it was not presently feasible to conduct Bitcoin mining operations and ceased such activities on March 3, 2022. In September 2022, Agora determined to become a power-centric hosting company and thus, subject to raising capital, will focus its attention on generating revenues in this capacity.

On August 4, 2021, the Company’s common stock commenced trading on the Nasdaq Capital Market.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

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

As discussed in this Note 1, Agora has refocused its efforts and will become a power-centric hosting company rather than a Bitcoin mining company and will not hold any Bitcoin in its digital wallets. To that end, Agora entered into a Master Services Agreement (“MSA”) on December 7, 2022 with BitNile, Inc. (“BitNile”), whereby BitNile agreed to provide mining equipment which Agora would host at its West Texas location and supply the electricity for the cryptocurrency mining. The MSA requires Agora to initially provide up to 12MW of electricity at the West Texas site for BitNile’s use. An additional 66MW of power can be made available to BitNile as well for a total of 78MW. To meet this obligation, the Company is required to raise at least $5,000,000 to enable the build out of the hosting facility, including the initial 12MW of power within 45 days of the date of the MSA. As of the date of this Report, this requirement has not been met.

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
DECEMBER 31, 2022

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

The Company sold both White River and Banner Midstream (Pinnacle/Capstone) in July and September 2022, respectively. These entities are no longer subsidiaries of the Company. The Company has investments in WTRV and Wolf Energy that represent the shares it received for the sale of these entities. The investment in WTRV is in non-voting preferred shares, and Management has concluded that the Company is not the primary beneficiary in this transaction, and thus no consolidation is required for White River as a variable interest entity. The Company currently owns approximately 65% of the total issued common shares of Wolf Energy and has consolidated Wolf Energy; however, the Company expects to distribute these shares to its stockholders of record as of September 30, 2022, and thus has reflected Wolf Energy in the discontinued operations of the Company for the nine months ended December 31, 2022.

Reclassifications

The Company has reclassified certain amounts in the December 31, 2021 condensed consolidated financial statements to be consistent with the December 31, 2022 presentation, including the reclassification of Barrier Crest, TCM, White River, Pinnacle Frac, and Capstone assets and liabilities from continuing operations to held for sale and reclassifications of operations of Barrier Crest, TCM, White River, Pinnacle Frac, and Capstone to discontinued operations. The March 31, 2022 consolidated balance sheet has been reclassified to include the assets and liabilities sold for White River, Pinnacle Frac, and Capstone as well. Additionally, we have removed all rounding of amounts and shares from the December 31, 2021 presentation to conform to the December 31, 2022 presentation. These changes had no impact on the Company’s financial position or result of operations for the periods presented.

Noncontrolling Interests

In accordance with ASC 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In October 2021 and July 2022, with the issuance of restricted common stock to directors, management and advisors, the Company no longer owns 100% of Agora. As of December 31, 2022 and March 31, 2022, approximately 11% and 9.1% is reflected as non-controlling interest of that entity. In addition, we have reflected 30% of Wolf Energy as noncontrolling interests as the Company represents approximately 65% of the voting interests in Wolf Energy.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

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
DECEMBER 31, 2022

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
DECEMBER 31, 2022

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

Hosting Revenues

Agora effective in September 2022 began efforts to generate revenue via hosting agreements. Agora entered into a MSA on December 7, 2022 with BitNile, whereby BitNile agreed to provide mining equipment which Agora would host at its West Texas location and supply the electricity for the cryptocurrency mining, subject to the Company raising $5 million to support the hosting operations. See Note 1. “Organization and Summary of Significant Accounting Policies.”

When Agora generates hosting revenues, it will follow ASC 606 as outlined above and recognize revenue upon the completion of the performance obligations as stipulated under the MSA. For the nine months ended December 31, 2022 and 2021, no revenue has been recognized under any hosting agreements.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

Bitcoin

Prior to March 3, 2022 when the Company was mining Bitcoin, it included the Bitcoin in current assets in the consolidated balance sheets as intangible assets with indefinite useful lives. Bitcoin was recorded at cost less impairment. For the past Bitcoin accounting policies, refer to the Company’s Annual Report on Form 10-K filed on July 7, 2022. As of December 31, 2022, the Company neither owns nor mines any Bitcoin.

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

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. The Company classified its reporting segments in these three divisions through March 31, 2022, when the Company determined that pursuant to ASC 205-20-45-1E that the operations related to the Financial Services segment would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022. As a result of this reclassification, the Company’s segment reporting has removed the Financing segment for the nine months ended December 31, 2021. Effective April 1, 2022, the Company has classified its segments in the Commodity Segment, Technology Segment and Bitcoin Mining Segment. It now charges a monthly overhead charge to the Technology Segment and to the Transportation component and Oil and Gas Production component (each part of the Commodities Segment). On July 25, 2022, the Company sold its oil and gas production business (White River) which is part of the Commodities segment, and on September 7, 2022, the Company sold the remaining part (Pinnacle Frac and Capstone) of the Commodities Segment. Under ASC 855-10-55, the Company has reflected the sale of these entities and the operations as discontinued operations as of and for the nine months ended December 31, 2022. As a result of the share exchanges involving White River and Wolf Energy, and the immaterial nature of the operations of Zest Labs, the Company no longer segregates its operations as most of the limited continuing operations are related to Agora.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

The Company has adjusted the diluted EPS for the nine and three months ended December 31, 2021 and three months ended December 31, 2022 for warrants classified as derivative liabilities as well as the preferred stock classified as derivative liabilities in accordance with ASC 260-10-45 as follows. No calculation is necessary for the nine months ended December 31, 2022 because to do so would be anti-dilutive.

December 31, 2021
Nine months ended December 31, 2021
Diluted EPS:
Net income to controlling interest	$1,304,848
Change in fair value of derivative liability	(15,294,814)

Adjusted net loss	$(13,989,966)

Weighted Average Shares Outstanding	24,727,970
Adjusted (loss) per share	$(0.57)

December 31, 2021
Three months ended December 31, 2021
Diluted EPS:
Net income to controlling interest	$4,600,003
Change in fair value of derivative liability	(10,979,137)

Adjusted net loss	$(6,379,134)

Weighted Average Shares Outstanding	26,364,099
Adjusted (loss) per share	$(0.24)

December 31, 2022
Three months ended December 31, 2022
Diluted EPS:
Net income to controlling interest	$2,749,322
Change in fair value of derivative liability and derivative income	(6,124,833)

Adjusted net loss	$(3,375,511)

Weighted Average Shares Outstanding	28,499,875
Adjusted (loss) per share	$(0.12)

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

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

Liquidity

For the nine months ended December 31, 2022 and 2021, the Company had a net (loss) income to controlling interest of common stockholders of $(30,389,490) and $1,304,848, respectively, has working capital (deficit) of $21,072,036 and $(8,394,850) as of December 31, 2022 and March 31, 2022, respectively, and has an accumulated deficit as of December 31, 2022 of $(157,440,304). As of December 31, 2022, the Company has $32,642 in cash and cash equivalents. The working capital at December 31, 2022 is the direct result of the investment in WTRV valued at $30,000,000. This positive working capital is based upon Generally Accepted Accounting Principles and should not be viewed as reflecting available cash or other short term assets. These represent the value of the 1,200 shares of Series A that are expected to be distributed to the Company’s stockholders, as discussed in Note 5.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company sold its interests in Banner Midstream in two separate transactions on July 25, 2022 and September 7, 2022. In addition, it sold the non-core business of Trend Discovery on June 17, 2022. The Company expects to distribute the common stock it received (or issuable upon conversion of preferred stock) in the sales to its stockholders upon the effective registration statements for the two entities the companies were sold to. See Note 13, “Series A Convertible Redeemable Preferred Stock” for information on the Company’s recent $12 million convertible preferred stock financing. That financing has restrictive covenants that require approval of the investor for the Company to engage in any equity or debt financing.

The Company believes that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements, and it needs to raise capital to support their operations. The Company has recently established a potential source of revenue upon entering into the MSA with BitNile If revenue is generated from the MSA, management expects that it will go towards covering the Company’s operating costs and to allow it to continue as a going concern. However, in order to proceed under the MSA, the Company will require additional financing to fund its future planned operations. Under the terms of the MSA, the Company was required to raise a minimum of $5,000,000 by January 21, 2023, although the parties have verbally agreed to extend that deadline. Based on the Company’s relationship with Ault alliance, Inc. (“Ault”) which is described in this Report, the Company expects Ault will not terminate the MSA, although it could elect to do so for any reason whether related to the Company or Ault. See Note 20. “Subsequent Events” concerning a significant pending transaction with Ault. The MSA contemplates the Company providing services and infrastructure to BitNile to enable the build out of the hosting facility, including the initial 12MW of power within 45 days of the date of the MSA which as disclosed above was not met. We have generated no revenue to date under any hosting arrangement. The accompanying financial statements for the period ended December 31, 2022 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes continued revenue streams and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See “Risk Factors” included in this Report.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

Impact of COVID-19

COVID-19 may continue to affect the economy and the industries in which we operate, depending on the vaccine and booster rollouts and the emergence of virus mutations.

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for the nine months ended December 31, 2022 or year ended March 31, 2022 in contrast to the material impact it had in the prior fiscal year.

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

On September 7, 2022, the Company sold its transportation business (Pinnacle Frac and Capstone) which is part of the Commodities segment. The Company has reflected the reclassification of assets and liabilities of these entities discontinued operations as of and for the period April 1, 2022 through August 31, 2022. The Company used August 31, 2022 as a cut-off as a majority of its revenue and expenses are billed on a monthly basis and it is more convenient to do so. The shares the Company were issued by Wolf Energy represent approximately 70% of the total voting shares of Wolf Energy. As a result, the Company will consolidate Wolf Energy in the condensed consolidated financial statements. It is the intent of the Company to distribute these shares in Wolf Energy to the stockholders of the Company upon the effectiveness of a registration statement filed by Wolf Energy. Therefore, the Company has classified the assets and liabilities of Wolf Energy and the results of operations of Wolf Energy in discontinued operations.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

Current assets as of December 31, 2022 and March 31, 2022 – Discontinued Operations:

	December 31, 2022	March 31, 2022
Cash	$-	$391,125
Accounts receivable	-	1,075,960
Inventory	-	107,026
Prepaid expenses	-	838,731
Wolf Energy Services, Inc.	1,509,292	-
	$1,509,292	$2,412,842

Non-current assets as of December 31, 2022 and March 31, 2022 – Discontinued Operations:

	December 31, 2022	March 31, 2022
Goodwill	$-	$10,224,046
Property and equipment, net	-	3,117,962
Intangible assets, net	-	1,716,331
Oil and gas properties, full cost-method	-	6,626,793
Capitalized drilling costs, net of depletion	-	604,574
Right of use asset – operating and financing leases	-	608,714
Wolf Energy Services, Inc.	7,829,596	-
	$7,829,596	$22,898,420

Current liabilities as of December 31, 2022 and March 31, 2022 – Discontinued Operations:

	December 31, 2022	March 31, 2022
Accounts payable and accrued expenses	$-	$2,419,909
Current portion of long-term debt	-	572,644
Current portion of lease liability – operating and financing leases	-	345,441
Wolf Energy Services, Inc.	3,047,164	-
	$3,047,164	$3,337,994

Non-current liabilities as of December 31, 2022 and March 31, 2022 – Discontinued Operations:

	December 31, 2022	March 31, 2022
Lease liabilities – operating and financing leases, net of current portion	$-	$282,638
Long-term debt	-	67,512
Asset retirement obligations	-	1,303,751
Wolf Energy Services, Inc.	394,852	-
	$3,94,852	$1,653,901

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

The Company reclassified the following operations to discontinued operations for the nine months ended December 31, 2022 and 2021, respectively.

	2022	2021
Revenue	$10,955,153	$19,107,195
Operating expenses	17,110,005	22,654,861
Wolf Energy Services, Inc. – net loss	(4,305,129)	-
Other (income) loss	560,831	(639,047)
Net loss from discontinued operations	$(11,020,812)	$(2,908,619)

The Company reclassified the following operations to discontinued operations for the three months ended December 31, 2022 and 2021, respectively.

	2022	2021
Revenue	$-	$6,117,622
Operating expenses	-	8,032,666
Wolf Energy Services Inc. – net loss	(468,210)	-
Other (income) loss	-	22,056
Net loss from discontinued operations	$(468,210)	$(1,937,100)

The following represents the calculation of the gain on disposal of Trend Discovery at June 17, 2022:

	2022	2021
Secured Note Receivable	$4,250,000	$-
Cash	(27,657)	-
Accounts receivable	(222,400)	-
Prepaid expenses	(99,566)	-
Goodwill	(3,222,799)	-
Other assets	(284)	-
Accounts payable and accrued expenses	34,211	-
Gain on disposal of discontinued operations	$711,505	$-

The following represents the calculation of the loss on disposal of Banner Midstream Corp in two separate transactions – July 25, 2022 and September 7, 2022:

	2022	2021
Investment – White River Energy Corp./Wolf Energy Services, Inc..	$35,328,753	$-
Cash	(3,000,000)	-
Forgiveness of amounts due from subsidiaries	(39,997,461)	-
Reversal of investment booked on March 27, 2020 when acquired	(4,866,192)	-
Loss on disposal of discontinued operations	$(12,534,900)	$-

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

NOTE 3: REVENUE

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. In the nine months ended December 31, 2022 the Company recognized no revenue and for the nine months ended December 31, 2021, the Company recognized revenue from continuing operations related to their Bitcoin mining operations in the amount of $17,455.

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

Effective September 16, 2022, Agora commenced efforts to become a power-centric hosting company and if it becomes operational it will recognize revenue in accordance with the provisions of ASC 606.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

NOTE 4: SENIOR SECURED PROMISSORY NOTE RECEIVABLE

Agora was issued a Senior Secured Promissory Note by Trend Ventures, LP (“Trend Ventures Note”) on June 16, 2022. The Trend Ventures Note was the consideration paid to Agora for the acquisition of Trend Discovery Holdings. The Trend Ventures Note is in the principal amount of $4,250,000, bears interest at the rate of 5% per annum, and matures June 16, 2025. Under Trend Ventures Note, Trend Ventures, LP has agreed to make interest-only payments, in arrears on a monthly basis commencing on June 30, 2022 and continuing thereafter until June 16, 2023. Beginning on June 30, 2023, Trend Ventures, LP agreed to make 24 consecutive equal monthly payments of principal each in an amount which would fully amortize the principal, plus accrued interest. All principal and any unpaid accrued interest will be due and payable on or before the maturity date. The Trend Ventures Note will be granted a first lien senior secured interest as set forth in the Security Agreement executed on the same date as the Trend Ventures Note, by and among Trend Ventures, LP, its future subsidiaries (each a Guarantor) and Agora dated as of June 16, 2022. Trend has not made any interest payments on the Note.

As of December 31, 2022, the Company has recognized $115,104 in interest income and accrued interest receivable. The Company has waived Trend Ventures, LP’s failure to pay the interest. The Company has included $1,177,604 in current assets, and the remaining $3,187,500 in non-current assets.

NOTE 5: INVESTMENT – SERIES A CONVERTIBLE PREFERRED STOCK – WHITE RIVER ENERGY CORP

On July 25, 2022, the Company entered into a Share Exchange Agreement pursuant to which that day it sold to WTRV its oil and gas production business (White River) which is part of the Commodities segment. The Company received 1,200 shares of WTRV’s Series A Convertible Preferred Stock, which becomes convertible into 42,253,521 shares of WTRV common stock upon such time as (A) WTRV has filed a Form S-1 with the SEC and such Form S-1 has been declared effective, or is no longer subject to comments from the Staff of the SEC, and (B) Ecoark elects to distribute shares of its common stock to its stockholders. Based on the lower of cost or market, the value of the investment was determined to be $30,000,000. As of December 31, 2022, WTRV has not filed a registration statement. The Company has determined that as of December 31, 2022, there is no impairment of this investment. The Company has treated the investment as a Level 3 asset and that the fair value of the investment exceeds the cost basis which thereby implies no impairment as of December 31, 2022.

As of December 31, 2022, the Company has determined that Ecoark is not the primary beneficiary, and this transaction has not resulted in Ecoark controlling WTRV as the preferred shares are unable to be converted until the effectiveness of the registration statement being filed for WTRV, does not have the power to direct activities of WTRV, control the Board of Directors of WTRV and WTRV is not reliant upon funding by Ecoark moving forward.

NOTE 6: INVESTMENT – COMMON STOCK – WOLF ENERGY SERVICES, INC.

On August 23, 2022 the Company entered into a Share Exchange Agreement (the “Agreement”) with Wolf Energy and Banner Midstream. Pursuant to the Agreement, upon the terms and subject to the conditions set forth therein, the Company acquired 51,987,832 shares of the Wolf Energy common stock in exchange for all of the capital stock of Banner Midstream owned by the Company, which represents 100% of the issued and outstanding shares (the “Exchange”). Following the closing of the Agreement which occurred on September 7, 2022, Banner Midstream continues as a wholly-owned subsidiary of Wolf Energy. Based on the lower of cost or market, the value of the investment was determined to be $5,328,753. On September 7, 2022, the Exchange was completed, and Banner Midstream became a wholly-owned subsidiary of Wolf Energy. The Company has determined that as of December 31, 2022, there is no impairment of this investment.

The Company has determined that this transaction has resulted in Ecoark having a controlling interest in Wolf Energy as the common stock issued represent approximately 65% of the voting common stock of Wolf Energy common stock outstanding at December 31, 2022. Since Ecoark will be distributing to the Ecoark stockholders a stock dividend to all common and preferred stockholders with a stock dividend date of December 31, 2022, the Company has reflected Wolf Energy, in discontinued operations as the Company intends to hold no shares and thus no voting interest upon the effectiveness of a registration statement for Wolf Energy, and the investment has been eliminated in the consolidation.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

NOTE 7: BITCOIN

Agora commenced its Bitcoin mining operations in November 2021. Through March 31, 2022, Agora mined 0.57 Bitcoins. Agora ceased Bitcoin mining on March 3, 2022. The value of the Bitcoin mined was $26,495 of which $16,351 has been impaired through September 12, 2022. On September 12, 2022, the Company liquidated its Bitcoin holdings into fiat currency (USD), of $12,485. This transaction resulted in a gain on sale of Bitcoin of $2,340. During the nine months ended December 31, 2022, the Company recognized Bitcoin impairment losses of $9,122.

The following table presents additional information about Agora’s Bitcoin holdings during the nine months ended December 31, 2022:

Beginning balance – April 1, 2022	$19,267
Gain on sale of Bitcoin	2,340
Bitcoin converted into fiat currency	(12,485)
Bitcoin impairment losses	(9,122)
Ending balance – December 31, 2022	$-

NOTE 8: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2022 and March 31, 2022:

	December 31, 2022	March 31, 2022
	(unaudited)
Zest Labs freshness hardware, equipment and computer costs	$2,915,333	$2,915,333
Land	125,000	125,000
Furniture	40,074	-
Mining technology equipment– Bitcoin	5,639,868	7,065,630
Machinery and equipment – Bitcoin	91,132	91,132
Total property and equipment	8,811,407	10,197,095
Accumulated depreciation and impairment	(4,689,042)	(2,970,725)
Property and equipment, net	$4,122,365	$7,226,370

As of December 31, 2022, the Company performed an evaluation of the recoverability of these long-lived assets. As a result of the evaluation, there was impairment of fixed assets necessary in the amount of $1,655,969 in September 2022 as the Agora’s focus changed to a power-centric power company from a Bitcoin Mining company. As a result, the Company determined the value of the miners purchased have nominal value.

In September 2022, Agora renegotiated a settlement with one of its vendors, and provided them transformers (in mining technology equipment) valued at $1,425,772 in exchange for a credit against amounts owed to them of $855,000. This resulted in a loss on settlement of $570,772.

Depreciation expense for the nine months ended December 31, 2022 and 2021 was $62,338 and $143,321, respectively.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

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

On August 10, 2022, the Company had $844,708 returned from one of the distribution facilities extension agreements, which is net of $155,292 of fees related to development costs paid to our power broker. As a result, $1,000,000 remains as an asset as of December 31, 2022.

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

On November 14, 2020, the Company granted 60,000 two-year warrants exercisable at $7.75 per share in exchange for the early conversion of a portion of the September 24, 2020 warrants. The fair value of the November 14, 2020 warrants was estimated to be $251,497 at inception, and these warrants have expired as of November 14, 2022.

On December 30, 2020, the Company granted 888,889 two-year warrants, with a strike price of $10.00, in the registered direct offering. The fair value of those warrants was estimated to be $4,655,299 at inception. During the three months ended March 31, 2021, 176,000 warrants were exercised for $1,760,000, and no shares were exercised during the year ended March 31, 2022 and nine months ended December 31, 2022. The remaining 712,889 warrants have expired as of December 30, 2022.

On December 30, 2020, the Company granted 62,222 two-year warrants to the placement agent as additional compensation in connection with the registered direct offering closed December 31, 2020, exercisable at a strike price of $11.25 per share. The fair value of those warrants was estimated to be $308,205 at inception and these warrants have expired as of December 30, 2022.

The fair value of the 200,000 warrants that remain outstanding from the 250,000 warrants granted on September 24, 2020 have expired on September 24, 2022.

On June 30, 2021, the Company granted 200,000 two-year warrants with a strike price of $10.00 per share, pursuant to a purchase agreement entered into the same day with the warrant holder. The fair value of those warrants was estimated to be $545,125 at inception, on June 30, 2021 and $0 as of December 31, 2022.

On August 6, 2021, the Company closed a $20,000,000 registered direct offering. The Company sold 3,478,261 shares of common stock and 3,478,261 warrants at $5.75 per share. The warrants are exercisable through April 8, 2025. The Company also issued the placement agent 243,478 warrants exercisable at $7.1875 per share. Further information on the offering and compensation to the placement agent is contained in the prospectus supplement dated August 4, 2021. The fair value of the investor warrants was estimated to be $11,201,869 at inception and $42,208 as of December 31, 2022. The fair value of the placement agent warrants was estimated to be $744,530 at inception and $2,239 as of December 31, 2022.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2022 and 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on December 31, 2022, March 31, 2022 and at inception:

	Nine Months Ended December 31, 2022	Year Ended March 31, 2022	Inception
Expected term	0.50 – 2.10 years	0.5 – 2.85 years	5.00 years
Expected volatility	107 - 109%	110 – 113%	91% – 107%
Expected dividend yield	-	-	-
Risk-free interest rate	3.33 – 4.25%	0.25 – 0.42%	1.50% – 2.77%
Market price	$0.18 – $1.30	$2.00 - $5.89

The Company’s remaining derivative liabilities as of December 31, 2022 and March 31, 2022 associated with warrant offerings are as follows. All fully extinguished warrants liabilities are not included in the chart below.

	December 31, 2022 (unaudited)	March 31, 2022	Inception
Fair value of 200,000 (originally 250,000) September 24, 2020 warrants	$-	$8,354	$1,265,271
Fair value of 60,000 November 14, 2020 warrants	-	7,695	251,497
Fair value of 888,889 December 31, 2020 warrants	-	82,436	4,655,299
Fair value of 62,222 December 31, 2020 warrants	-	5,741	308,205
Fair value of 200,000 June 30, 2021 warrants	-	60,866	545,125
Fair value of 3,478,261 August 6, 2021 warrants	42,208	3,904,575	11,201,869
Fair value of 243,478 August 6, 2021 warrants	2,239	248,963	744,530
	$44,447	$4,318,630

During the nine months ended December 31, 2022 and 2021 the Company recognized changes in the fair value of the derivative liabilities of $(4,274,183) and $(15,294,814), respectively. In addition, the Company recognized $0 and $1,289,655 in expenses related to the warrants granted for the nine months ended December 31, 2022 and 2021.

Activity related to the warrant derivative liabilities for the nine months ended December 31, 2022 is as follows:

Beginning balance as of March 31, 2022	$4,318,630
Issuances of warrants – derivative liabilities	-
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(4,274,183)
Ending balance as of December 31, 2022	$44,447

Activity related to the warrant derivative liabilities for the nine months ended December 31, 2021 is as follows:

Beginning balance as of March 31, 2021	$7,213,407
Issuances of warrants – derivative liabilities	12,491,524
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(15,294,814)
Ending balance as of December 31, 2021	$4,410,117

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

NOTE 11: LONG-TERM DEBT

Long-term debt included in continuing operations consisted of the following as of December 31, 2022 and March 31, 2022. All debt instruments repaid during the year ended March 31, 2022 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

	December 31, 2022	March 31, 2022
	(unaudited)
Credit facility -Trend Discovery SPV 1, LLC (a)	$291,036	$595,855
Auto loan – Ford (b)	70,762	80,324
Total long-term debt	361,798	676,179
Less: current portion	(303,136)	(608,377)
Long-term debt, net of current portion	$58,662	$67,802

(a)	On December 28, 2018, the Company entered into a $10,000,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000,000 with a cap of $10,000,000. In the year ended March 31, 2022, the Company borrowed $595,855, which includes $25,855 in commitment fees, with the balance of $570,000 being deposited directly into the Company. In the nine months ended December 31, 2022, the Company borrowed $505,181, which includes $17,681 in commitment fees, with the balance of $487,500 being deposited directly into the Company, and repaid $810,000 in the nine months ended December 31, 2022. Interest incurred for the nine months ended December 31, 2022 was $50,888, and accrued as of December 31, 2022 was $53,111. There were no advances in the nine months ended December 31, 2021.

(b)	On February 16, 2022, entered into long-term secured note payable for $80,324 for a service truck maturing February 13, 2028. The note is secured by the collateral purchased and accrued interest annually at 5.79% with principal and interest payments due monthly. There is no accrued interest as of December 31, 2022.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

The following is a list of maturities as of December 31:

2023	$303,136
2024	12,819
2025	13,582
2026	14,389
2027	15,245
Thereafter	2,627
$361,798

During the nine months ended December 31, 2022, the Company received proceeds of $487,500, repaid $810,000, and incurred $17,681 in commitment fees added to the credit facility with Trend Discovery SPV 1, LLC for its long-term debt from continuing operations. All discontinued operation totals are not reflected in these figures.

During the nine months ended December 31, 2021, the Company repaid $23,966.

Interest expense on long-term debt during the nine months ended December 31, 2022 and 2021 are $66,635 and $276, respectively.

NOTE 12: NOTES PAYABLE - RELATED PARTIES

A Board member advanced $577,500 to the Company through August 8, 2021, under the terms of notes payable that bears interest at rates ranging between 10% and 15% interest per annum. On August 9, 2021, the Company repaid the entire $577,500 to the Board member with accrued interest of $42,535. Interest expense on the notes for the nine months ended December 31, 2021 was $17,514.

An officer of the Company advanced $116,000 and was repaid this amount during the year ended March 31, 2022, and $25,000 was advanced and repaid during the year ended March 31, 2022 from an officer of Agora. In the nine months ended December 31, 2022, the Company’s Chief Executive Officer and Chief Financial Officer advanced a total of $716,000 of which $591,000 was repaid in the same period leaving a balance due in the amount of $125,000; and an officer of Agora advanced $25,000 which was fully repaid in the same period. These were short-term advances and no interest was charged as the amounts were outstanding for just a few weeks.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

NOTE 13: SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

On June 8, 2022, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Ault Lending, LLC (formerly Digital Power Lending, LLC), a California limited liability company (the “Purchaser”), pursuant to which the Company sold the Purchaser 1,200 shares of Series A Convertible Redeemable Preferred Stock (the “Ecoark Series A”), 102,881 shares of common stock (the “Commitment Shares”) and a warrant to purchase shares of common stock (the “Warrant,” and together with the Ecoark Series A and the Commitment Shares, the “Securities”) for a total original purchase price of $12,000,000. The Purchaser is a subsidiary of Ault Alliance, Inc. [NYSE American: AULT]. The Company determined that the classification of the Ecoark Series A was Mezzanine Equity as the option to convert the shares belongs to the Purchaser. A description of the material transaction components are as follows:

Ecoark Series A

Conversion Rights

Prior to the November 2022 amendment described below, each share of Ecoark Series A had a stated value of $10,000 and were convertible into shares of common stock at a conversion price of $2.10 per share, subject to customary adjustment provisions. The holder’s conversion of the Ecoark Series A was subject to a beneficial ownership limitation of 19.9% of the issued and outstanding common stock as of any conversion date of the Ecoark Series A, unless and until the Company obtains stockholder and The Nasdaq Stock Market (“Nasdaq”) approval for the conversion of more than that amount, in order to comply with Nasdaq Rules. Stockholder approval was obtained on September 9, 2022. In addition, the conversion rights in general did not become effective until July 23, 2022, which is one day after the record date for the stockholders meeting seeking such stockholder approval at the September 9, 2022 meeting.  The shares of Ecoark Series A as amended are also subject to a 4.99% beneficial ownership limitation, which may be increased to up to 9.9% by the holder by giving 61 days’ notice to the Company.

On November 28, 2022, the Company, following an agreement with the Purchaser, the Company amended the Certificate of Designations of Rights, Preferences and Limitations (the “Certificate”) of the Ecoark Series A previously issued to the Purchaser to: (i) increase the stated value of the Ecoark Series A from $10,000 to $10,833.33; (ii) provide for the dividends payable under the Ecoark Series A to be payable in common stock rather than cash effective November 1, 2022, and (iii) reduce the conversion price of the Ecoark Series A from $2.10 to the lesser of (a) $1.00 or (b) the higher of (1) 80% of the 10-day daily volume weighted average price, or (2) $0.25. The amendment on November 28, 2022 constituted a modification to the classification of the Series A from mezzanine equity to liability. The Company determined in accordance with ASC 470-50-40, that the amendment would be accounted for as a debt modification as opposed to a debt extinguishment as the amendment did not meet the 10% threshold when comparing the present value of the remaining cash flows to the value to the original terms of the Series A. As a result of this modification, the Company recognized a debt modification expense of $879,368. Upon reclassification to preferred stock liability, the Company analyzed the terms and determined that the preferred stock liability was considered a derivative liability and measured the derivative liability at inception (November 28, 2022). This measurement resulted in a gain of $2,878,345.

As described in Note 15. “Commitments and Contingencies”, Nasdaq is alleging that the November 2022 amendment to the Series A violated its voting and stockholder approval requirements, and we expect it may do so with regard to the recent BitNile.com transaction, although the Company plans to seek stockholder approval for both transactions and make any modifications Nasdaq requires. See “Risk Factors” contained in this Report.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the preferred stock liability is estimated using the Black-Scholes valuation model. The following assumptions were used on December 31, 2022, and at inception:

	December 31, 2022	Inception
Expected term	1.91 – 2.00 years	2.00 years
Expected volatility	108 - 109%	108%
Expected dividend yield	-	-
Risk-free interest rate	3.57 – 3.88%	3.69%
Market price	$0.18 – $0.76	$0.76

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

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

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

Warrant

Prior to its cancellation, the Warrant, as amended, provided the Purchaser or its assignees (the “Holder”) with the right to purchase a number of shares of common stock as would enable the holder together with its affiliates to beneficially own 49% of the Company’s common stock, calculated on a fully diluted basis, at an exercise price of $0.001 per share, including the Commitment Shares and Conversion Shares unless sold. Subject to stockholder approval, the Warrant was to vest and become exercisable into shares of the Company’s stock if as of June 8, 2024: (i) the Company had failed to complete the distributions to the Company’s security holders or to any other subsidiary of the Company’s equity ownership of its three principal subsidiaries: Agora, Banner Midstream and Zest Labs (or their principal subsidiaries) (the “Distributions”), and/or (ii) the Holder together with its affiliates does not beneficially own at least 50% of the Company’s outstanding common stock. Provided, the Company must retain 20% of its common stock of Agora. The Warrant was to be exercised on a cashless basis and expire on June 8, 2027.

On November 14, 2022, the Company and the warrant holder canceled the warrant which was originally issued to the holder on June 8, 2022, as subsequently amended and restated, in exchange for $100 as the Company has substantially met the conditions under Section 1(a) of the warrant, therefore, the Company did not compute any derivative liability on the warrants.

Registration Rights

Pursuant to the Agreement, the Company has agreed to register the sale by the Purchaser of up to 5,246,456 shares of common stock, representing the Commitment Shares issued at the closing plus 5,143,575 of the shares of common stock issuable upon conversion of the Ecoark Series A. This amount equals 19.9% of the Company’s outstanding common stock immediately prior to the closing. The Company registered the sale by filing a prospectus supplement pursuant to the Company’s registration statement on Form S-3 (File No. 333-249532), originally filed with the SEC on October 16, 2020, as amended, which became effective on December 29, 2020, and the base prospectus included therein. On January 23, 2023, the Purchaser agreed to reduce its secondary offering of shares of our common stock issuable upon conversion of the Series A by $3,500,000. See Note 20. “Subsequent Events.”

The value of the Commitment Shares of $193,416 were considered issuance costs and have been reflected in the total for Mezzanine Equity of $11,806,584. During the nine months ended December 31, 2022, a total of 318 shares of the Series A have been converted into 2,416,637 shares of common stock. As of December 31, 2022, a total of 882 shares of Series A are issued and outstanding. In addition, the Company amortized $34,609 in discount on the preferred stock, prior to the reclassification to the preferred stock liability on November 22, 2022. Upon this reclassification, the balance of unamortized discount of $166,350, was expensed as part of the debt modification expense.

The description above is not a substitute for reviewing the full text of the referenced documents, which were attached as exhibits to the Company’s Current Report on Form 8-K as filed with the SEC on June 9, 2022, and the Company’s Current Report on Form 8-K as filed with the SEC on July 15, 2022 when we filed the amended and restated warrant, and the aforementioned amendment filed on November 29, 2022.

Preferred Stock Derivative Liability

As discussed herein, the Company determined that the Series A upon the amendment on November 28, 2022, constituted a derivative liability under ASC 815. As a result of this classification, the Company determine that on November 28, 2022 (inception), the value of the derivative liability was $7,218,319.

On December 9, 2022, the Series A holder converted 50 shares of Series A into 1,140,447 common shares that resulted in a loss on conversion of $3,923.

The derivative liability for the preferred stock was remeasured at December 31, 2022 and is valued at $4,811,875, resulting in a gain of $1,864,777 in the change in fair value.

During the nine months ended December 31, 2022 the Company recognized changes in the fair value of the derivative liabilities related to the Series A of $(1,864,777).

Activity related to the preferred stock derivative liabilities for the nine months ended December 31, 2022 is as follows:

Beginning balance as of March 31, 2022	$-
Reclassification of mezzanine equity to preferred stock liability	10,096,664
Gain on fair value at inception	(2,878,345)
Conversion of preferred stock for common stock	(541,667)
Change in fair value of preferred stock derivative liabilities	(1,864,777)
Ending balance as of December 31, 2022	$4,811,875

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

NOTE 14: STOCKHOLDERS’ EQUITY (DEFICIT)

On July 26, 2022, the Company filed a Definitive Proxy Statement with respect to its 2022 Annual Meeting of the Stockholders, being held virtually at 1:00 p.m., Eastern Time, on September 9, 2022, at which the stockholders of the Company approved the following proposals:

(1)	Approve for purposes of complying with Listing Rule 5635 of the Nasdaq Stock Market, the issuance by the Company of shares of the Company’s Common Stock pursuant to the terms of the private placement financing transaction pursuant to the Securities Purchase Agreement dated June 8, 2022 between the Company and Ault Lending, LLC, formerly known as Digital Power Lending, LLC, a California limited liability company, without giving effect to any beneficial ownership limitations contained therein;

(2)	Approve an amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 40,000,000 shares to 100,000,000 shares;

(3)	Elect four members to the Company’s Board of Directors for a one-year term expiring at the next annual meeting of stockholders;

(4)	Ratify the selection of RBSM LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2023; and

(5)	Approve the adjournment of the Annual Meeting to a later date or time, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Annual Meeting, there are not sufficient votes to approve any of the other proposals before the Annual Meeting.

Ecoark Holdings Preferred Stock

On March 18, 2016, the Company created 5,000,000 shares of “blank check” preferred stock, par value $0.001.

As of March 31, 2022, there were no shares of any series of preferred stock issued and outstanding. On June 8, 2022, as noted in Note 13, “Series A Convertible Redeemable Preferred Stock”, the Company issued 1,200 shares of Series A , and as of December 31, 2022, there are 882 shares of preferred stock issued and outstanding, and 318 shares were converted into common stock in the period ended December 31, 2022.

Ecoark Holdings Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.001 which followed stockholder approval on September 9, 2022. Effective with the opening of trading on December 17, 2020, the Company implemented a one-for-five reverse split of its issued and outstanding common stock and a simultaneous proportionate reduction of its authorized common stock. All share and per share figures are reflected on a post-split basis herein.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

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

In the three months ended September 30, 2022, the Company issued 1,276,190 shares of common stock in conversion of 268 shares of Series A. In addition, the Company issued 550,000 shares (including the 117,115 shares held as treasury stock, for a net 432,885 common shares) as settlement with a Trend Ventures investor. The Company has expensed the value of $1,045,000 ($1.90 per share) as a settlement expense.

In the three months ended December 31, 2022, the Company issued 1,140,447 shares of common stock in conversion of 50 shares of Series A and 139,840 shares of common stock in payment of the Series A dividend for November 2022. The Company accrued the December 2022 dividend of 411,854 shares with a value of $103,934, which were issued January 5, 2023.

As of December 31, 2022, 29,456,342 shares of common stock were issued and outstanding.

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

The performance grants vest as follows: 1,083,332 restricted common shares upon Agora deploying a 20 MW power contract in Texas; and 1,083,332 restricted common shares upon the Company deploying a 40 MW power contract in Texas. As of December 31, 2022, none of the performance criteria are probable as no contracts have been signed as the proper funding has not been secured, therefore no compensation expense is recognized in accordance with ASC 718-10-25-20 related to the performance grants. On April 12, 2022, Agora upon board of director approval accelerated the vesting of 250,000 restricted shares for deploying a 20 MW power contract in Texas; and 250,000 restricted shares for deploying a 40 MW power contract in Texas with Agora’s former Chief Financial Officer. All remaining performance grants remain unvested.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

The Company recognized $8,963,700 in stock-based compensation for the nine months ended December 31, 2022, which represented $5,838,700 in service grants, and $3,125,000 in the accelerated vesting of the former CFO’s grants ($625,000 in service-based grants and $2,500,000 in performance grants). The unrecognized stock-based compensation expense as of December 31, 2022 is $8,333,320 in performance based grants and $3,019,224 in service based grants for a total of $11,352,544.

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

Share-based Compensation Expense

Share-based compensation for employees is included in salaries and salary related costs and directors and services are included in professional fees and consulting in the consolidated statement of operations for the nine months ended December 31, 2022 and 2021.

Share-based compensation for the nine months ended December 31, 2022 and 2021 for stock options and RSUs granted under the 2013 Incentive Stock Plan and 2017 Omnibus Incentive Stock Plan and non-qualified stock options were $470,687 and $1,711,466, respectively.

There is $252,120 in share-based compensation accrued as of December 31, 2022 for Ecoark Holdings and $237,499 accrued in Agora for a total of $489,619.

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
DECEMBER 31, 2022

NOTE 15: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are presently involved in the following legal proceedings. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●	On August 1, 2018, Ecoark and Zest Labs filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest Labs a total of $115 million in damages (subsequently reduced to $110 million) which includes $65 million in compensatory damages (subsequently reduced to $60 million) and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest Labs’ trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest Labs’ trade secrets. We expect Walmart to continue to vigorously defend the litigation and to oppose the verdict in post-trial motions and an appeal. The Company has filed post-trial motions to add an award for its attorneys’ fees as the prevailing party in the litigation. In addition to other post-trial motions, Walmart, Inc. has filed a renewed motion for judgment as a matter of law or, in the alternative, for remittitur or a new trial. As of the date of this Report, the court has allowed post-trial discovery but has not ruled on the motion for new trial.

●	On September 21, 2021, Ecoark Holdings and Zest Labs filed a complaint against Deloitte Consulting, LLP (“Deloitte”) in the Eight Judicial District Court in Clark County, Nevada. The complaint is for violation of the Nevada Uniform Trade Secret Act and will also be seeking a preliminary and permanent injunction, attorney’s fees, and punitive damages. Zest Labs began working with Deloitte in 2016, in a confidential matter in a pilot program that Zest Labs had been engaged for by Walmart. Zest Labs engaged in significant discussions, presentations, demonstrations, and information downloads with Deloitte who specifically acknowledged that this information was confidential. Deloitte’s motion to dismiss was denied, it filed an answer denying substantive allegations and the parties are engaging in discovery. The Company cannot reasonably determine the outcome and potential reward at this time.

●	On April 22, 2022, BitStream Mining and Ecoark Holdings were sued in Travis County, Texas District Court (Docket #79176-0002) by Print Crypto Inc. in the amount of $256,733.28 for failure to pay for equipment purchased to operate BitStream Mining’s Bitcoin mining operation. The defendants intend to vigorously defend themselves and have filed counterclaims in the 353rd Judicial District in Travis County, Texas on May 6, 2022 for fraudulent inducement, breach of contract, and for payment of attorney’s fees and costs. The Company provided additional documents to our attorneys on October 7, 2022, and there is no update since then. The Company has accrued the full amount of the claim in its consolidated financial statements as of December 31, 2022.

●

On July 15, 2022, BitStream Mining and two of their Management were parties to a petition filed in Ward County District Court by 1155 Distributor Partners-Austin, LLC d/b/a Lonestar Electric Supply in the amount of $414,026.83 for failure to pay for equipment purchased to operate the Company’s Bitcoin mining operation. The Company filed a petition to remove one of its Management from the claim in December 2022, and there is no update since then. The Company has accrued the full amount of the claim in its consolidated financial statements as of December 31, 2022.

●

On October 17, 2022, BitStream Mining was a party to a petition filed in Ward County District Court by VA Electrical Contractors, LLC in the amount of $1,666,187.18 for failure to pay for equipment purchased to operate the Company’s Bitcoin mining operation. The Company’s registered agent was served with this lawsuit on January 3, 2023, the Company answered the claim in January, and is in process of supplying documents for discovery. The Company has accrued the full amount of the claim in its consolidated financial statements as of December 31, 2022.

In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

Nasdaq Compliance

On December 27, 2022, the Company received a letter from Nasdaq notifying the Company of its noncompliance with stockholder approval requirements set forth in Listing Rule 5635(d), which requires stockholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price (as defined therein). Additionally, the letter indicates that the Company violated Nasdaq’s voting rights rule set forth in Listing Rule 5640. The matters described in the letter relate to an amendment to the Certificate of Designation of Rights, Preferences and Limitations (the “Certificate”) of the Series A, shares of which were issued by the Company on June 8, 2022 in a private placement transaction which was previously disclosed on a Current Report on Form 8-K filed on June 9, 2022. Specifically, the Company amended the Certificate on November 28, 2022 to: (i) increase the stated value of the Series A from $10,000 to $10,833.33; (ii) provide for the dividends payable under the Series A to be payable in Common Stock rather than cash effective beginning November 1, 2022, and (iii) reduce the conversion price of the Series A from $2.10 to the lesser of (1) $1.00 and (2) the higher of (A) 80% of the 10-day daily volume weighted average price and (B) $0.25 (the “Amendment”). According to the letter, the Company was required to obtain stockholder approval to effect the Amendment because the Series A as amended provides for the potential issuance of 51,999,984 shares of Common Stock at less than the Minimum Price under Listing Rule 5635(d), and the Amendment also violates Listing Rule 5640 by providing the holder of the Series A with voting rights on an as-converted basis with the Series A convertible into Common Stock at a discount, thereby violating Listing Rule 5640.

In the letter, the Company was provided 45 calendar days from the date of the letter, or until February 10, 2023, to submit a plan to regain compliance with the referenced Listing Rules, and if such plan is accepted by Nasdaq, the Company can receive an extension of up to 180 calendar days from the date of the letter to evidence compliance. However, if the Company’s plan is not accepted by Nasdaq, or is not sufficiently executed to regain compliance and remedy the matters set forth in the letter, the Company’s Common Stock will be subject to delisting. In connection with the letter the Company was also requested certain documents and information related to its sale of White River.

In connection with the December 27th letter, the Company was also requested to provide certain documents and information related to its sale of White River, including as it pertains to the $30,000,000 in preferred stock value being carried on the Company’s balance sheet as consideration for the sale of the entity. According to the correspondence, the request was made under Listing Rule 5250 which provides that a listed company will provide Nasdaq with requested information deemed necessary to make a determination regarding such company’s continued listing.

Further, on December 30, 2022, the Company received another letter from the Nasdaq notifying the Company of its noncompliance with Listing Rule 5550(a)(2) by failing to maintain a minimum bid price for its Common Stock of at least $1.00 per share for 30 consecutive business days and providing the Company with a 180 calendar day grace period to regain compliance with the Listing Rule 5550(a)(2), subject to a potential 180 calendar day extension, as described below. To regain compliance, the Company’s Common Stock must have a minimum closing bid price of at least $1.00 per share for at least 10 consecutive business days within the grace period which ends on June 28, 2023. To qualify for the additional grace period, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second grace period, by effecting a reverse stock split if necessary, which would also require stockholder approval unless completed with a proportionate reduction in our authorized Common Stock under our Articles of Incorporation.

On January 26, 2023, Nasdaq sent an email to the Company raising 13 questions concerning the White River transaction, White River’s business, seeking verification that the Company had in fact transferred $3 million to White River last July and questioning the time allocations of the two senior executive officers of the Company and White River, among other things. The Company responded on February 15, 2023.

The Company provided responses to Nasdaq on January 11, 2023, February 10, 2023 and February 15, 2023. As of the date of this Report, the Company has not heard back from Nasdaq.

If our Common Stock is delisted from Nasdaq, we could face significant material adverse consequences, including:

●	a risk that Ault may refuse to close the proposed BitNile.com transaction;

●	it may adversely affect the Company’s ability to raise capital which it needs to stay operational;

●	a limited availability of market quotations for our Common Stock;

●	reduced liquidity with respect to our Common Stock;

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

●	a determination that our shares of Common Stock are a “penny stock” which will require broker-dealers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock; and

If we are unable to rectify any of the above-described Nasdaq issues, for failure to timely obtain stockholder approval, a delisting will subject us and our stockholders to the above and other adverse consequences, and could also delay us from effecting the announced spin-offs of common stock of White River and Wolf Energy certain entities as described elsewhere in this Report. See “Risk Factors” contained elsewhere in this Report.

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

Financial instruments consist principally of cash, prepaid expenses, other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the nine months ended December 31, 2022 and 2021. The recorded values of all other financial instruments approximate its current fair values because of its nature and respective relatively short maturity dates or durations.

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

	Level 1	Level 2	Level 3	Total Gains and (Losses)
December 31, 2022
Warrant derivative liabilities	$-	$-	$44,447	$4,274,183
Preferred stock derivative liabilities	-	-	4,811,875	1,864,777
Bitcoin	-	-	-	(9,122)
Investment – White River Energy Corp	-	-	30,000,000	-

March 31, 2022
Warrant derivative liabilities	$-	$-	$4,318,630	$15,386,301
Bitcoin	19,267	-	-	(7,228)

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

The table below shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended December 31, 2022:

December 31, 2022
(unaudited)
Beginning balance	$(4,318,630)
Net change in unrealized (depreciation) appreciation included in earnings	6,138,960
Reclassification from mezzanine equity	(10,096,664)
Gain on derivative at inception of amendment	2,878,345
Purchases	30,000,000
Sales/conversions to equity	541,667
Transfers in and out	-
Ending balance	$25,143,678

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

As of December 31, 2022, the value of the unamortized lease right of use asset is $370,315 (through maturity at October 31, 2026). As of December 31, 2022, the Company’s lease liability was $376,280.

Maturity of lease liability for the operating leases for the period ended December 31,
2023	$135,983
2024	$94,743
2025	$97,585
2026	$83,344
Imputed interest	$(35,375)
Total lease liability	$376,280

Disclosed as:
Current portion	$119,975
Non-current portion	$256,305

Amortization of the right of use asset for the period ended December 31,
2023	$122,346
2024	$83,433
2025	$87,787
2026	$76,749

Total	$370,315

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

Operating lease expense – nine months ended December 31, 2022 and 2021	$106,765	$19,726
Operating lease expense – three months ended December 31, 2022 and 2021	$35,588	$19,726

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

Ecoark Holdings has made periodic loans to Agora to permit it to begin its Bitcoin mining business. On November 13, 2021, Agora issued Ecoark Holdings a $7.5 million term note which accrues 10% per annum interest and is due March 31, 2023. As of December 31, 2022, Agora owed principal of $5,515,174 and interest of $547,621 to Ecoark Holdings. These amounts have been eliminated in consolidation.

On February 2, 2022, Peter Mehring, a director and executive officer, gave notice of his intent to resign as an executive officer and director effective on February 11, 2022. Mr. Mehring resigned as a result of his entering into an Employment Agreement with a leading Internet service company. He also entered into a Consulting Agreement with the Company.

Under the Consulting Agreement, Mr. Mehring will advise the Company (including Zest Labs) on its current intellectual property litigation and matters relating to Zest Lab’s intellectual property as well as provide transition services. The Consulting Agreement is for a one-year term. The Company agreed to pay Mr. Mehring $16,667 per month. His unvested stock awards will continue to vest during the term and the expiration date on any stock awards will be extended for one year following the termination. The Company and Mr. Mehring agreed to not renew this agreement and have parted amicably.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

NOTE 20: SUBSEQUENT EVENTS

Subsequent to December 31, 2022, the Company had the following transactions:

On January 24, 2023, the Company entered into an At-The-Market (“ATM”) Issuance Sales Agreement (the “Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”), pursuant to which the Company may issue and sell from time to time, through Ascendiant, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), with offering proceeds of up to $3,500,000.

Sales of the Shares, if any, may be made by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933 (the “Securities Act”), including without limitation sales made directly on or through The Nasdaq Capital Market, the trading market for the Company’s common stock, on any other existing trading market in the United States for the Company’s common stock, to or through a market maker, directly to Ascendiant as principal for its account in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, in privately negotiated transactions, in block trades, or through a combination of any such methods of sale. Ascendiant will use commercially reasonable efforts to sell on the Company’s behalf all of the Shares requested to be sold by the Company, consistent with its normal trading and sales practices, subject to the terms of the Agreement. Under the Agreement, Ascendiant will be entitled to compensation of 3% of the gross proceeds from the sales of the Shares sold under the Agreement. The Company also agreed to reimburse Ascendiant for certain specified expenses, including the fees and disbursements of its legal counsel, in an amount not to exceed $30,000 as well as up to $2,500 for each quarterly and annual bring-down while the Agreement is ongoing.

The Shares are being offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) on January 24, 2023 and the accompanying base prospectus which is part of the Company’s effective Registration Statement on Form S-3 (File No. 333-249532) (the “Registration Statement”). As of February 17, 2023, the Company had sold 1,425,928 shares and received $475,623 in net proceeds.

The Agreement contains representations, warranties and covenants customary for the transactions of this kind.

The Company has allocated 7,500,000 shares of common stock to be sold as of February 10, 2023 under the Ascendiant ATM.

On January 23, 2023, the Series A holder agreed to reduce its secondary offering of shares of our common stock issuable upon conversion of the Series A by $3,500,000 in connection with the ATM offering.

The Company issued 710,430 shares of common stock for the December 2022 and January 2023 preferred stock dividend payments to Ault.

On February 8, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) by and among Ault Alliance, Inc. (“Ault”), the owner of approximately 86% of BitNile.com, Inc. (“BitNile.com”), and the minority stockholders of BitNile.com (the “Minority Shareholders”). The SEA provides that, subject to the terms and conditions set forth therein, the Company will acquire all of the outstanding shares of capital stock of BitNile.com as well as the common stock of Earnity, Inc. beneficially owned by BitNile.com (which represents approximately 19.9% of the outstanding common stock of Earnity, Inc. as of the date of the SEA), in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of the Company to be issued to Ault (the “Series B”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of the Company to be issued to the to the Minority Shareholders (the “Series C,” and together with the Series B, the “Preferred Stock”). The Series B and the Series C, the terms of which are summarized in more detail below, each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of $100,000,000, and subject to adjustment are convertible into a total of up to 400,000,000 shares of the Company’s common stock, which represent approximately 92.4% of the Company outstanding common stock on a fully-diluted basis.

The terms of the Series B and Series C as set forth in the Certificates of Designations of the Rights, Preferences and Limitations of each such series of Preferred Stock (each, a “Certificate,” and together the “Certificates”) are essentially identical except the Series B is super voting and must approve any modification of various negative covenants and certain other corporate actions as more particularly described below.

Pursuant to the Series B Certificate, each share of Series B is convertible into a number of shares of the Company’s common stock determined by dividing the Stated Value by $0.25, or 40,000 shares of common stock. The conversion price is subject to certain adjustments, including potential downward adjustment if the Company closes a qualified financing resulting in at least $25,000,000 in gross proceeds at a price per share that is lower than the conversion price. The Series B holders are entitled to receive dividends at a rate of 5% of the Stated Value per annum from issuance until February 7, 2033 (the “Dividend Term”). During the first two years of the Dividend Term, dividends will be payable in additional shares of Series B rather than cash, and thereafter dividends will be payable in either additional shares of Series B or cash as each holder may elect. If the Company fails to make a dividend payment as required by the Series B Certificate, the dividend rate will be increased to 12% for as long as such default remains ongoing and uncured. Each share of Series B also has an $11,000 liquidation preference in the event of a liquidation, change of control event, dissolution or winding up of the Company, and ranks senior to all other capital stock of the Company with respect thereto other than the Series C with which the Series B shares equal ranking. Each share of Series B is entitled to vote with the Company’s common stock at a rate of 10 votes per share of common stock into which the Series B is convertible.

ECOARK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2022

In addition, for as long as at least 25% of the shares of Series B remain outstanding, Ault (and any transferees) must consent rights with respect to certain corporate events, including reclassifications, fundamental transactions, stock redemptions or repurchases, increases in the number of directors, and declarations or payment of dividends, and further the Company is subject to certain negative covenants, including covenants against issuing additional shares of capital stock or derivative securities, incurring indebtedness, engaging in related party transactions, selling of properties having a value of over $50,000, altering the number of directors, and discontinuing the business of any subsidiary, subject to certain exceptions and limitations.

The terms, rights, preferences and limitations of the Series C are substantially the same as those of the Series B, except that the Series B holds certain additional negative covenant and consent rights, and Series C holders vote with the Company’s common stock on an as-converted basis. The Company is required to maintain a reserve of authorized and unissued shares of common stock equal to 200% of the shares of common stock issuable upon conversion of the Preferred Stock, which is initially 800,000,000 shares.

Pending stockholder approval of the transaction, the Series B and the Series C combined are subject to a 19.9% beneficial ownership limitation. That limitation includes shares of Series A issued to Ault on June 8, 2022 and any common stock held by Ault. Certain other rights are subject to stockholder approval as described below. The SEA provides that the Company will seek stockholder approval following the closing. The entire transaction is subject to compliance with Nasdaq Rules and the Series B and Series C Certificates each contain a savings clause that nothing shall violate such Rules. Nasdaq may nonetheless disregard the savings clause.

Under the SEA, effective at the closing Ault is entitled to appoint three of the Company’s directors, and following receipt of approval from the Company’s stockholders, a majority of the Company’s directors. The SEA also provides the holders of Preferred Stock with most favored nations rights in the event the Company offers securities with more favorable terms than the Preferred Stock for as long as the Preferred Stock remains outstanding. Under the SEA, while any Preferred Stock is outstanding, the Company is prohibited from redeeming or declaring or paying dividends on outstanding securities other than the Preferred Stock. Further, the SEA prohibits the Company from issuing or amending securities at a price per share below the conversion price of the Preferred Stock, or to engage in variable rate transactions, for a period of 12 months following the closing.

The SEA further provides that following the closing the Company will prepare and distribute a proxy statement and hold a meeting of its stockholders to approve each of the following: (i) the SEA and the transactions contemplated thereby, (ii) a ratification of the Third Certificate Designations of Rights, Preferences, and Limitations of the Series A, (iii) a reverse stock split with a range of between 1-for 2 and 1-for-20, (iv) a change in the Company’s name to BitNile.com, Inc., (v) an increase of the Company’s authorized common stock to 1,000,000,000 shares of common stock; and (vi) any other proposals to which the Parties shall mutually agree. In addition, pursuant to the SEA the Company agreed to use its reasonable best efforts to effect its previously announce spin-offs of the common stock of Wolf Energy and White River held by or issuable to the Company, use its best efforts to complete one or more financings resulting in total gross proceeds of $100,000,000 on terms acceptable to Ault, and (financially support the ongoing Zest Labs litigation. The holders of the Preferred Stock will not participate in the aforementioned spin-offs and distribution. In connection with the SEA, the Company and Ault also agreed that the net litigation proceeds from the Zest Labs litigation that was ongoing as of November 15, 2022 would be held in a trust for the benefit of the Company’s stockholders of record as of such date.

In connection with the SEA, the Company also entered into a Registration Rights Agreement with Ault and the Minority Shareholders pursuant to which the Company agreed to file a registration statement on Form S-3 or Form S-1 with the Securities and Exchange Commission (the “SEC”) registering the resale by the holders of the Preferred Stock and/or the shares of common stock issuable upon conversion of the Preferred Stock, to be initially filed within 15 days of the closing, and to use its best efforts to cause such registration statement to be declared effective by the SEC within 45 days thereafter, subject to certain exceptions and limitations.

The SEA contains certain representations and warranties made by each of the Company, Ault and the Minority Shareholders. Upon the closing, which is subject to the closing conditions set forth in the SEA, including among other conditions the parties obtaining a fairness opinion from a national independent valuation firm and satisfactory completion of due diligence by each of the Company and Ault, BitNile.com will continue as a wholly-owned subsidiary of the Company. BitNile.com’s principal business entails the development and operation of a metaverse platform, the beta for which is scheduled to launch in March 2023. However, no assurances can be given that the transaction will close, or that if the transaction closes the Company will realize the anticipated or expected benefits of the transaction.

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

Overview

Ecoark Holdings Inc. (“Ecoark Holdings,” “Ecoark” or the “Company”) is a holding company, incorporated in the State of Nevada on November 19, 2007. Through September 30, 2022, Ecoark Holdings’ former subsidiaries with the exception of Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) and Zest Labs, Inc. (“Zest Labs”) has been treated as divested for accounting purposes. See Notes 1 and 2 to the financial statements included in this Report. As a result of the divestitures, all assets and liabilities of the former subsidiaries have been reclassified to discontinued operations on the condensed consolidated balance sheet for March 31, 2022 and all operations of these companies have been reclassified to discontinued operations and gain on disposal on the condensed consolidated statements of operations for the nine and three months ended December 31, 2022.

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

Recent Developments

During the current fiscal year ending March 31, 2023, the Company engaged in the following transactions:

●

Agora entered into a Master Services Agreement (“MSA”) on December 7, 2022 with an Ault subsidiary whereby the Ault subsidiary agreed to provide mining equipment which Agora would host at its West Texas location and supply the electricity for the cryptocurrency mining. The MSA requires Agora to initially provide up to 12MW of electricity at the West Texas site for the Ault subsidiary’s use. An additional 66MW of power can be made available to the Ault subsidiary as well for a total of 78MW. To meet this obligation, the Company is required to raise at least $5,000,000 to enable the build out of the hosting facility, including the initial 12MW of power within 45 days of the date of the MSA which deadline was not met.

●	On July 25, 2022 the Company sold White River Holdings Corp (“White River”) and with it its oil and gas production business to White River Energy Corp, formerly Fortium Holdings Corp. (“WTRV”) in exchange for 1,200 shares of WTRV’s non-voting Series A Convertible Preferred Stock (the “WTRV Series A”). Subject to certain terms and conditions set forth in the Certificate of Designation of the WTRV Series A, the WTRV Series A will become convertible into 42,253,521 shares of WTRV’s common stock upon such time as (A) WTRV has filed a Form S-1, with the Securities and Exchange Commission (the “SEC”) and such Form S-1 has been declared effective, and (B) Ecoark elects to distribute shares of its common stock to its stockholders. The Form S-, as amended, is pending SEC Staff review.

●	On August 23, 2022 the Company sold Banner Midstream, which consisted of its transportation business to Wolf Energy Services, Inc. (formerly Enviro Technologies US, Inc.) (“Wolf Energy”) in exchange for 51,987,832 shares of the Wolf Energy common stock.

●	In September 2022, the Company announced a record date of September 30, 2022 for the spin-offs of common stock of Wolf Energy and WTRV to holders of the Company’s common stock and preferred stock (on an as-converted basis).

●	On January 24, 2023, the Company entered into an At-The-Market (“ATM”) Issuance Sales Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”) as sales agent, pursuant to which the Company may issue and sell from time to time, through Ascendiant, shares of the Company’s common stock, with offering proceeds of up to $3,500,000. In connection with the ATM offering, the Series A holder agreed to reduce its secondary offering of shares of common stock issuable upon conversion of the Series A it holds by $3,500,000.

●

On February 8, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) by and among Ault Alliance, Inc. (“Ault”), the owner of approximately 86% of BitNile.com, Inc. (“BitNile.com”), and the minority stockholders of BitNile.com which contemplates the Company acquiring all of the outstanding shares of capital stock of BitNile.com in exchange for shares if newly designated preferred stock to have a combined stated value of $100,000,000, and subject to adjustment will be convertible into a total of up to 400,000,000 shares of the Company’s Common Stock, which represent approximately 92.4% of the Company outstanding Common Stock on a fully-diluted basis. BitNile.com’s principal business envisions operating a metaverse platform which is under development, and the beta for which is scheduled to launch in March 2023. However, no assurances can be provided that this transaction will close, including due to closing conditions such as the requirement that the Company obtain a fairness opinion from an independent national third party appraisal firm, as well as satisfactory due diligence by the parties.

In addition to the potential acquisition of BitNile.com as contemplated by the SEA, the Company’s goal is to spin-off all of the Wolf Energy common stock and WTRV common stock to the Company’s stockholders in calendar year 2023, although because of regulatory delays or other reasons we may not meet that deadline. At the same time, we expect to acquire either BitNile.com under the SEA described above or another business so we do not become a shell corporation. This will result in a change of control and may or may not be subject to stockholder approval.

Future Spin-Offs

As described in this Report, Ecoark’s goal is to spin-off its common stock of White River and Wolf Energy. While the Company previously planned on spinning off Zest Labs common stock in a similar fashion, the Company decided not to proceed with that spin-off. Due to market conditions, the Company decided it was inadvisable to seek to raise capital for Zest Labs which it needed to operate as a stand-alone public company. To protect the Company’s stockholders, it granted its stockholders of record as of September 30, 2022 the right to receive 95% of the net proceeds of the Zest Labs litigation with Walmart and Deloitte, which is describe under Note 15 to the financial statements contained in this Report. That right is part of the Zest Labs certificate of incorporation. Under the SEA, the BitNile.com stockholders agreed that they will not participate in any of these distributions if the transaction closes.

Following the above transactions, the Company’s only remaining subsidiaries are Agora, which ceased mining Bitcoin but is now exploring operating as a hosting company for Bitcoin mining ventures, and Zest Labs which holds technology and related intellectual property rights for fresh food solutions, and is not operating due to ongoing litigation involving its technology an intellectual property.

Segment Reporting for the Nine and Three Months Ended December 31, 2022:

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

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for the fiscal quarter ended December 31, 2022 included in this Report.

COVID-19 has been a contributing factor in supply and labor shortages which have been pervasive in many industries. The extent to which a future COVID-19 outbreak and other adverse developments may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted.

Results of Operations For Continuing Operations For the Three Months Ended December 31, 2022 and 2021 Revenues

The discussion of our results of operations should be evaluated considering that our primary subsidiaries were sold in the three months ended December 31, 2022 and their results of operations are now treated as discontinued operations.

The Company had no revenue in the three months ended December 31, 2022 (“Q3 2023”) and had $17,455 in 2021 (“Q3 2022”) as it had just recently commenced Bitcoin mining operations. Agora has recently focused on becoming a hosting company as reflected below. To that end, Agora entered into the MSA with Ault described above, whereby Agora agreed to host Ault’s cryptocurrency mining equipment at Agora’s West Texas location and supply the electricity for the cryptocurrency mining.

The Company’s Bitcoin operations began in the fiscal year ended March 31, 2022 and ceased on March 3, 2022 due to the low price of Bitcoin and the inability of Agora to timely complete its initial public offering which created a working capital issue. The Company intends to refocus Agora to operating as a hosting company providing infrastructure and energy to cryptocurrency mining enterprises assuming the Company can raise the necessary capital. Unless and until we are successful in generating revenue for Agora or acquire another operating

Cost of Revenues and Gross Profit

Cost of revenues for Q3 2023 was $47,460 as compared to $92,823 for Q3 2022. We expect cost of revenues to increase once we have commenced Agora’s hosting operations.

Operating Expenses

Total operating expenses were $3,005,922 for Q3 2023 compared to $4,692,895 for Q3 2022. The decrease between periods were primarily related to a decrease in salaries and salaries related costs to $1,280,078 in Q3 2023 from $3,159,979 in Q3 2022 primarily due to higher stock-based compensation in Q3 2022 compared to Q3 2023.

Other Income (Expense)

Total other income was $5,948,563 in Q3 2023, compared to total other income of $10,982,731 in Q3 2022, almost all of which was non-cash. Change in fair value of derivative liabilities for Q3 2023 was a non-cash gain of $1,381,711 related to the changes in our stock price, a change in the fair value of the preferred stock derivative liability for Q3 2023 of $1,864,777, a gain of $2,878,345 related to the preferred stock derivative liability at inception, and interest expense, net of ($172,347). Change in fair value of derivative liabilities for Q3 2022 was a non-cash gain of $10,979,137 related to the changes in our stock price.

Net Income from Continuing Operations

Net income from continuing operations for Q3 2023 was $2,895,181 as compared to net income from continuing operations of $6,214,468 for Q3 2022. The decrease was primarily due to the decrease in operating expenses as noted above offset by the change in the fair value of the derivative liability and the change in the preferred stock derivative liability arising from the decrease in the Company’s Common Stock price.

Results of Operations For Continuing Operations For the Nine Months Ended December 31, 2022 and 2021 Revenues

The Company had no revenue in the nine months ended December 31, 2022 (“9M 2023”) and $17,455 in the nine months ended December 31, 2021 related to the Bitcoin mining operation (“9M 2022”). To that end, on December 7, 2022, Agora entered into the MSA with Ault described above.

Cost of Revenues and Gross Profit

Cost of revenues for 9M 2023 was $229,534 as compared to $92,823 for 9M 2022. We expect cost of revenues to increase once we have commenced Agora’s hosting operations.

Operating Expenses

Total operating expenses were $17,909,843 for 9M 2023 compared to $10,775,053 for 9M 2022. The increase between periods were primarily related to an increase in salaries and salaries related costs to $10,998,108 in 9M 2023 from $5,504,833 in 9M 2022 arising from the stock-based compensation of $9,370,769 in 9M 2023 versus $3,786,342 in 9M 2022, and to a lesser extent an $1,655,969 increase related to the impairment of the miners that Agora had purchased as it has moved to a hosting model from a mining model for Bitcoin.

Other Income (Expense)

Total other income was $7,951,535 in 9M 2023, compared to total other income of $14,741,253 in 9M 2022. Change in fair value of derivative liabilities for 9M 2023 was a non-cash gain of $4,274,183, and the change in the fair value of the preferred stock derivative liability of $1,864,777, a gain of $2,878,345 related to the preferred stock derivative liability at inception, partially offset by a loss on disposal of fixed assets of $(570,772) related to Agora’s settlement wherein mining equipment valued at $1,425,772 were exchanged with a vendor for a credit of $855,000; and interest expense, net of interest income of $(491,075). Change in fair value of derivative liabilities for 9M 2022 was a non-cash gain of $15,294,814, partially offset by interest expense, net of interest income of $(553,561).

Net Income (Loss) from Continuing Operations

Net loss from continuing operations for 9M 2023 was ($10,187,842) as compared to net income from continuing operations of $3,890,832 for 9M 2022. The decrease was primarily attributable to increases in salaries and salaries related costs and our 9M 2023 impairment charge, partially offset by the change in the fair value of the derivative liabilities and the change of the preferred stock liability.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable and accounts payable and capital expenditures.

Net cash used in operating activities for continuing operations was $(12,385,949) for 9M 2023, as compared to $(8,414,833) for 9M 2022. Cash used in operating activities for 9M 2023 was primarily caused by the net loss offset by increases in common shares issued for services, and losses on disposal of former subsidiaries without similar amounts in 9M 2022 as well as changes in accounts payable and accrued expenses from 9M 2022 to 9M 2023.

Net cash provided by investing activities was $517,221 for 9M 2023 compared to net cash used in investing activities of $(9,392,671) for 9M 2022. Net cash provided by investing activities in 9M 2023 were comprised of proceeds received from the refund of the power development costs partially offset by purchases of fixed assets and discontinued operations, and the amounts used in 9M 2022 related to the purchase of fixed assets and power development costs as we commenced operations in Agora.

Net cash provided by financing activities for 9M 2023 was $11,816,297 which comprised primarily of proceeds from our June 2022 sale of the Ecoark Series A, Commitment Shares described elsewhere in this Report. This compared with 9M 2022 net cash provided by financing activities of $17,431,074 comprised primarily of the sale of our common stock in a registered direct offering.

As of February 14, 2023, the Company has $31,294 in cash and cash equivalents. The Company believes that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements and needs to raise capital to support their operations.

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

On January 24, 2023, the Company entered an ATM Agreement with Ascendiant as sales agent, which contemplates sales of shares of our common stock in a registered “at-the-market” offering for offering proceeds of up to $3,500,000. As of the date of this Report, the Company has sold 1,425,928 shares for total gross proceeds of $475,623, at an average price of $0.333 per share.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company sold its interests in Banner Midstream in two separate transactions on July 25, 2022 and September 7, 2022. In addition, it sold the non-core business of Trend Discovery on June 17, 2022. The Company expects to distribute the common stock it received (or issuable upon conversion of preferred stock) in the sales to its stockholders upon the effective registration statements for the two entities the companies were sold to. See Note 13, “Series A Convertible Redeemable Preferred Stock” for information on the Company’s recent $12 million convertible preferred stock financing. That financing has restrictive covenants that require approval of the investor for the Company to engage in any equity or debt financing. The Company believes that the current cash on hand is not sufficient to conduct planned operations for 12 months from the issuance of the consolidated financial statements and may need to raise capital to support their operations. While the Company entered into the MSA with Ault which if the hosting arrangement is established would provide a source of revenue, as of the date of this Report the Company has not yet met its obligations under the MSA, including raising at least $5,000,000 to establish the initial infrastructure and power for the hosting arrangement. Further, if we acquire BitNile.com as contemplated by the SEA, we expect to require substantial additional capital to further develop its metaverse platform and launch revenue-generating operations therefrom, and no assurance can be given that we will be able to close that acquisition or that if we are we will be able to leverage the BitNile.com business as needed to generate material revenue or raise the necessary capital. See “Risk Factors” included in this Report.

The accompanying financial statements for the period ended December 31, 2022 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes continued revenue streams and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Agora Line of Credit

As of February 14, 2023, the Company has advanced a total of $5,692,463 to Agora under a $7.5 million term line of credit note issued to the Company by Agora which bears interest at a rate of 10% per annum. Agora will be required to repay any sums we lend it on March 31, 2023 with accrued interest.

2018 Line of Credit

On December 28, 2018, the Company entered into a $10,000,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. In the nine months ended December 31, 2022, the Company borrowed $505,181, which includes $17,681 in commitment fees, with the balance of $487,500 being deposited directly into the Company, and repaid $810,000 in the nine months ended December 31, 2022. Interest incurred for the nine months ended December 31, 2022 was $50,888, and accrued as of December 31, 2022 was $53,111. There were no advances in the nine months ended December 31, 2021. With the sale of Trend Holdings, we no longer can access this line of credit.

Cautionary Note Regarding Forward Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding closing the SEA with Ault, the potential terms, timing and success of the planned spin-offs by us to our security holders of White River’s and Wolf Energy’s common stock, our ability to raise capital, our plans to maintain our Nasdaq listing, the expected changes to Agora’s business, our expectations with respect to future developments in our ongoing litigation, and our liquidity. All statements other than statements of historical fact are “forward-looking statements” including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include possibility that the acquisition of BitNile.com contemplated by the SEA does not close including possibly due to closing conditions that are beyond either party’s control, the failure to obtain a favorable fairness opinion, the risks and uncertainties surrounding the anticipated launch of the BitNile.com platform, the acceptance of such platform by consumers, advertisers and others, the ability to complete and timelines of our planned spin-offs and any regulatory, registration or other delays or obstacles including the potential for the Depository Trust Company to require a change in the record date, risks and uncertainties relating to undisclosed liabilities or the integration if the acquisition of BitNile.com closes, risks and uncertainties due to factors beyond our control, our ability to refocus Agora into a hosting company, challenges in securing our maintaining relationships with customers operating cryptocurrency mining businesses and vendors, the future price of Bitcoin and other cryptocurrencies if we host any mining for them, our failure to meet Nasdaq continued listing requirements, the inability to obtain stockholder approval of (i) the acquisition ofBitNile.com and the issuance of more than 19.9% of our common stock to Ault, and (ii) the November 2022 amendments to our Series A, the impact of future strains of COVID-19, the Russian invasion of the Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy including the potential for a recession which may result, supply chain shortages, any issues which could result in unfavorable outcomes of one or both of our ongoing Zest Labs lawsuits, the outcome of the lawsuits against Agora, and the availability of capital on acceptable terms when needed or at all including all risks relating to the capital markets in general and small public companies in particular. Further information on the risks and uncertainties affecting our business is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 under Part I. Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Hosting Revenues

Agora effective in September 2022 began efforts to generate revenue via hosting agreements. Agora entered into a MSA on December 7, 2022 with Ault, whereby Ault agreed to provide mining equipment which Agora would host at its West Texas location and supply the electricity for the cryptocurrency mining.

When Agora generates hosting revenues, it will follow ASC 606 as outlined above and recognize revenue upon the completion of the performance obligations as stipulated under the MSA.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Investors should review the risk factors described in our Annual Report on Form 10-K for the year ended March 31, 2022. In addition, investors should consider the risk factors described below.

Although we reported net income for the three months ended December 31, 2022, such results are unrelated to our actual performance.

During the third quarter ended December 31, 2022, we reported net operating income from continuing operations of $2,895,181. Investors should consider that the income arose from GAAP which provides that our derivative liabilities operate inversely to our stock price. If our stock price in a given quarter goes down, we recognize non-cash income. Conversely if our stock price goes up, we report a non-cash loss.

There is substantial doubt about our ability to continue as a going concern, and if we are unable to close the acquisition of BitNile.com or raise sufficient capital to launch cryptocurrency mining hosting operations through Agora, we may be forced to cease operations.

As disclosed under “Liquidity and Capital Resources,” we do not have sufficient capital to fund our operations for the next 12 months, and there is substantial doubt as to our ability to continue as a going concern. As disclosed elsewhere, on February 8, 2023 we entered into the SEA contemplating our acquisition of BitNile.com, the result of which would be BitNile.com becoming our wholly-owned subsidiary and us operating a development stage metaverse platform through BitNile.com. However, the acquisition may not close due to reasons beyond our control, including a closing condition that we acquire a fairness opinion, and that each party complete satisfactory due diligence. Further, if we are delisted from Nasdaq, which may result from inquiries which are currently pending as more particularly described in this Report, the stockholders of BitNile.com, particularly Ault, may determine not to proceed with the transaction, as one of the principal benefits envisioned by the SEA for BitNile.com is for the BitNile.com business to operate autonomously under the corporate umbrella of a Nasdaq-issuer, and be able to have access to capital thereby.

If we acquire BitNile.com, we anticipate requiring substantial additional capital to fund its operations, particularly given its metaverse platform is still under development, with its beta test scheduled to launch in March 2023. Further, if the acquisition of BitNile.com contemplated by the SEA does not close and in any event, we will need to raise at least $5,000,000 in order to fully launch our planned cryptocurrency mining hosting business through Agora under the MSA with an affiliate Ault and may require additional capital beyond the initial $5,000,000 to expand that business. In order to raise the capital required, we may need to issue common stock or common stock equivalents which will dilute our current stockholders, and/or debt securities which could subject us to negative covenants that hinder our ability to manage our business and take certain corporate actions as intended or at all. If we fail to proceed with the above-described transactions and/or raise sufficient capital to fund our planned operations as and when needed, we could be forced to cease operations, in which case you could lose some or all of your investment in us.

Nasdaq has recently provided us with correspondence containing violation notices and questions arising from certain of our prior transactions, the result of which could be our common stock being delisted from Nasdaq.

As disclosed elsewhere in this Report under “Note 15: Commitments And Contingencies – Nasdaq Compliance,” in December 2022 the Company was notified by Nasdaq of alleged violations of the Nasdaq Listing Rules in connection with an amendment to the Series A that was effected in November 2022. Specifically, the notice alleges that by reducing the conversion price of the Series A and entitling the holder to vote with the common stock on an as-converted basis, the Company violated Nasdaq Listing Rule 5635(d) by issuing over 20% of the outstanding common stock without first obtaining stockholder approval, and Nasdaq Listing Rule 5640 by providing the holder of the Series A with disproportionate voting rights relative to the holders of common stock. While the Company submitted its initial response to Nasdaq including a plan of remediation, we cannot predict how Nasdaq will respond, including whether it will deem our responses and plan of remediation to be acceptable to remain compliant with the Nasdaq Listing Rules and maintain compliance therewith and listing on Nasdaq. Additionally, Nasdaq also sent two separate rounds of correspondence in December 2022 and January 2023 containing inquiries regarding the Company’s July 25, 2022 divestment of White River Holdings to White River Energy Corp, including questions focused on whether the transaction was appropriately valued and whether any conflicts of interest or other issues are present given that Jay Puchir and Randy May are on the management teams of both the Company and White River Energy Corp. Finally, in December 2022 the Company also received a notice of deficiency with Nasdaq Rules because the closing price of our common stock was below $1.00 for 30 consecutive trading days, and unless our stock price goes above the $1.00 minimum bid price requirement for 10 consecutive trading days on its own, we will need to effect a reverse stock split or take other action to remediate this deficiency. In addition to all of these matters, Nasdaq may take the position that the acquisition of BitNile.com not only requires stockholder approval to issue more than 19.9% of our common stock to Ault and the minority stockholders of BitNile.com but also that the super voting rights violate Nasdaq Rules. We cannot assure you that Nasdaq will permit us to have our common stock to remain listed.

Any of the foregoing matters could result in our common stock being delisted from Nasdaq. If our common stock is delisted from Nasdaq, we could face significant material adverse consequences, including:

●	Ault may decide not to proceed with the BitNile.com transaction under the SEA, in which case we will not realize the anticipated benefits of that transaction;

●	We could face greater difficulty raising capital as and when need, on favorable terms, or at all, and could be forced to enter into more dilutive or onerous financing transactions given the relative lack of liquidity following a delisting;

●	We could also face challenges in locating and obtaining a viable replacement acquisition target if the BitNile.com transaction does not close;

●	There could be a limited availability of market quotations for our common stock and reduced liquidity with respect to our common stock;

●	Our shares of common stock could become a “penny stock” which will require broker-dealers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock; and

●	There will be a limited amount of news and analyst coverage for our Company.

If we are unable to rectify any of the above-described Nasdaq issues, including potentially for failure to timely obtain stockholder approval, delisting will subject us and our stockholders to the above and other adverse consequences, and could also delay or prevent us from acquiring BitNile.com or effecting the announced spin-offs of common stock of certain entities as described elsewhere in this Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger between the Company and Trend Holdings, dated May 31, 2019	8-K	6/6/19	2.1
2.2	Stock Purchase and Sale Agreement, dated March 27, 2020, by and between the Company and Banner Energy Services Corp.	8-K	4/2/20	10.1
2.3	Share Exchange Agreement dated August 23, 2022 by and among Enviro Technologies U.S., Inc., Banner Midstream Corp. And Ecoark Holdings, Inc.*	8-K	8/30/22	2.1
3.1(a)	Articles of Incorporation, as amended	10-Q	2/12/21	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	8-K	10/12/21	3.1
3.1(c)	Certificate of Designation for the Series A Convertible Redeemable Preferred Stock	8-K	6/9/22	3.1
3.1(d)	Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock	8-K	6/27/22	3.1
3.1(e)	Second Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock	8-K	7/15/22	3.1
3.1(f)	Third Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock	8-K	11/30/22	3.1
3.1(g)	Form of Certificate of Designations of Rights, Preferences and Limitations of Series B Convertible Preferred Stock	8-K	2/14/23	10.2
3.1(h)	Form of Certificate of Designations of Rights, Preferences and Limitations of Series C Convertible Preferred Stock	8-K	2/14/23	10.3
3.2(a)	Amended and Restated Bylaws	8-K	4/28/17	3.1
3.2(b)	Amendment to Bylaws	8-K	8/30/21	3.1
3.2(c)	Amendment to Bylaws	8-K	6/9/22	3.2
10.1	Agreement between Ecoark Holdings, Inc. and Ault lending LLC*	8-K	11/29/22	10.1
10.2	Master Service Agreement dated December 7, 2022 between Agora Digital Holdings, Inc. and BitNile Inc.				Filed
10.4	Form of Share Exchange Agreement*	8-K	2/14/23	10.1
10.5	Form of Registration Rights Agreement*	8-K	2/14/23	10.4
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document.				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed

*	Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

Ecoark Holdings, Inc.

Date: February 21, 2023	By:	/s/ Randy May
Randy May
Chief Executive Officer

Date: February 21, 2023	By:	/s/ Jay Puchir
Jay Puchir
Chief Financial Officer