Form 10-K
period 2023-03-31
BitNile Metaverse, Inc.
filed 2023-07-14
CIK 1437491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 000-53361

BITNILE METAVERSE, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0680177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

303 Pearl Parkway, Suite 200, San Antonio, TX	78215	(800) 762-7293
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BNMV	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of September 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $30,023,598 based on the closing sale price as reported on the Nasdaq Stock Market of $39.00. Shares of the registrant’s common stock held by executive officers, directors or 10% beneficial owners and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 2,522,816 shares of common stock outstanding as of July 10, 2023.

Documents incorporated by reference: None

BITNILE METAVERSE, INC. AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2023

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Annual Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC before making investment decisions regarding our common stock.

●	We have incurred significant losses since inception, we may continue to incur losses and negative cash flows in the future;

●	We will need to raise additional capital to fund our operations in furtherance of our business plan.

●	We have an evolving business model, which increases the complexity of our business.

●	There are various inherent risks related to the Company’s planned spinoffs, including but not limited to, the risk of change in record date by an external regulator, delays in the effectiveness of registration statements, and the transfer of intellectual property and litigation;

●	We recently acquired BitNile.com, Inc.; its risks have become ours, as it is currently our principal operating business.

●	The Series B and Series C preferred stock, if approved for by our shareholders, could result in significant dilution when converted into common stock;

●	There are various inherent risks related to the Company’s non-core digital asset hosting business in Agora.

●	There are various inherent risks related to the Company’s non-core intellectual property in Zest Labs.

●	Our holding company model presents certain additional risks.

●	Our growth strategy is subject to a significant degree of risk.

●	We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

●	If we fail to anticipate and adequately respond to rapid technological changes in our principal industry, including evolving industry-wide standards, in a timely and cost-effective manner, our business, financial condition and results of operations would be materially and adversely affected.

●	We may be significantly impacted by developments and changes in laws and regulations, including increased regulation of the crypto asset industry.

●	If we do not continue to satisfy the Nasdaq Stock Market LLC’s continued listing requirements, our common stock could be delisted from Nasdaq. In particular, on June 21, 2023, we received a letter from Nasdaq notifying us that we have violated Nasdaq’s voting rights rule set forth in Listing Rule 5640.

●	Our common stock price is volatile.

ii

PART I

ITEM 1. BUSINESS

Unless the context otherwise indicates or requires, all product names and trade names used in this Annual Report on Form 10-K (this “Annual Report”) are the Company’s trademarks, although the “®” and “™” trademark designations may have been omitted.

As used in this Annual Report, the terms “we,” “us,” “our,” “BitNile Metaverse” and the “Company” mean BitNile Metaverse, Inc., a Nevada corporation and its consolidated subsidiaries, unless otherwise indicated.

Overview

BitNile Metaverse, Inc. (“BitNile Metaverse” or the “Company”) is a holding company, incorporated in the State of Nevada on November 19, 2007. Through March 31, 2023, the Company’s former wholly owned subsidiaries with the exception of Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) and Zest Labs, Inc., a Nevada corporation (“Zest Labs”) have been treated for accounting purposes as divested. See below in Note 1 “Organization and Summary of Significant Accounting Policies” and Note 2 “Discontinued Operations.” As a result of the divestitures, all assets and liabilities of the former subsidiaries have been reclassified to discontinued operations on the consolidated balance sheet for March 31, 2022 and all operations of these companies have been reclassified to discontinued operations and loss on disposal on the consolidated statements of operations for the year ended March 31, 2023.

The Company’s principal subsidiaries consisted of (a) BitNile.com, Inc., a Nevada corporation (“BNC”) which includes the platform BitNile.com (the “Platform”) and that was acquired by the Company on March 6, 2023, which transaction has been reflected as an asset purchase, and (b) Ecoark, Inc., a Delaware corporation (“Ecoark”) that is the parent of Zest Labs and Agora.

On June 17, 2022 Agora sold its ownership in Trend Discovery Holdings, LLC to a non-related third party, and currently holds only the assets that remain in Bitstream Mining, LLC, its wholly owned subsidiary. In addition, Ecoark sold 100% of Banner Midstream Corp., in two separate transactions. Ecoark sold the oil and gas production and service assets to Fortium Holdings Corp. (renamed White River Energy Corp) (“WTRV”) on July 25, 2022, and sold its transportation services assets to Enviro Technologies US, Inc. (renamed Wolf Energy Services, Inc.) (“Wolf Energy”) on September 7, 2022. For full details of these transactions, we refer you to the Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 21, 2022, July 29, 2022 and September 12, 2022. We have removed all pertinent information pertaining to the Trend Discovery Holdings, LLC, and Banner Midstream Corp operations from this Annual Report, and instead have focused our disclosure solely on our current operations.

Key Developments in the Fiscal Year Ended March 31, 2023

In conjunction with the acquisition of BNC on March 6, 2023, the Company changed its name from Ecoark Holdings, Inc. to BitNile Metaverse, Inc. on March 21, 2023 and its stock ticker symbol was subsequently changed from ZEST to BNMV. Furthermore, in March 2023, the Company experienced a significant change in its business model as it shifted its focus on the Platform, adapting it to becoming a revenue-generating model and away from the legacy subsidiaries Agora and Zest. The Company also achieved or experienced the following key developments during the fiscal year ended March 31, 2023 (“FY 2023”):

On June 8, 2022, the Company entered into a Securities Purchase Agreement with Ault Lending, LLC (“Ault Lending”), pursuant to which the Company sold Ault Lending 1,200 shares of Series A Convertible Redeemable Preferred Stock, 3,429 shares of Common Stock, and a warrant to purchase shares of Common Stock for a total purchase price of $12,000,000. The Series A and warrant later incurred multiple amendments in order for the Company to maintain compliance with Nasdaq listing standards.

In conjunction with the transaction with Ault Lending, Company determined it was in the best interests of its shareholders that it divest all of its principal operating assets through a series of spin-offs or stock dividends to the Company’s shareholders. It intended to do so either by engaging in business combinations with existing public companies which have trading symbols and markets like White River Energy Corp (formerly Fortium Holdings Corp.) (“WTRV”), which acquired White River Holdings Corp on July 25, 2022, and Wolf Energy Services, Inc. (formerly Enviro Technologies US, Inc.) (“Wolf Energy”), which acquired Banner Midstream Corp. on September 7, 2022, or by direct dividends. The Company’s plan was also driven in part by the dividends it must pay to Ault Lending.

Because all spin-offs for issuers in our position require that a registration statement have been declared effective by the SEC, which we have not been able to achieve, the Company did not complete any spin-offs in fiscal year 2023. The Company has decided to leave Agora in the Company and to not proceed with the spin-off of this entity, as Agora’s hosting business model has potential synergies that could be achieved with the BNC acquisition. The Company intends to transfer all of the common stock of Zest Labs into Zest Labs Holdings LLC (“Zest Holdings”), a private limited liability company the Company formed and that will own all of the intellectual property of Zest Labs as well as the rights to any funds obtained from current and future intellectual property litigation by Zest Labs. The Company also amended the Zest Labs charter to require that it distribute at least 95% of the net proceeds of the pending Zest Labs litigation recoveries, if any, to the Company’s shareholders as of November 15, 2022. Additionally, net proceeds from the sale or licensing of Zest Labs intellectual property are intended to be distributed to shareholders of record as of November 15, 2022.

On June 16, 2022, Agora entered into a Membership Interest Purchase Agreement with Trend Ventures, LP, pursuant to which Agora sold all of its outstanding membership interests of Trend Discovery Holdings, LLC, a wholly owned subsidiary of Agora to the purchaser in exchange for a $4.25 million senior secured promissory note issued by the purchaser to Agora.

On July 25, 2022, the Company entered into a Share Exchange Agreement with WTRV and White River Holdings Corp, an indirect wholly owned subsidiary of the Company. The Company transferred to WTRV 100% of the issued and outstanding shares of White River Holdings capital stock in exchange for 1,200 shares of WTRV’s newly designated non-voting Series A Convertible Preferred Stock. Subject to certain terms and conditions set forth in the Certificate of Designation of the Series A, the Series A will become convertible into 42,253,521 shares of WTRV’s common stock upon such time as WTRV has registered the underlying shares through a Form S-1. Upon effectiveness of the Form S-1, the Company intends to distribute 100% of the shares of WTRV to the Company’s shareholders of record as of September 30, 2022.

On August 23, 2022, the Company entered into a Share Exchange Agreement with Wolf Energy and Banner Midstream Corp., a wholly owned subsidiary of the Company. The Company acquired 51,987,832 shares of Wolf Energy common stock in exchange for all of the capital stock of Banner Midstream owned by Wolf Energy. Upon effectiveness of the Form S-1, the Company intends to distribute 100% of the shares of Wolf Energy to the Company’s shareholders of record as of September 30, 2022.

On December 7, 2022, Agora entered into a Master Services Agreement (“MSA”) with BitNile, Inc., a Nevada corporation and wholly owned subsidiary of Ault Alliance, Inc. (“AAI”), governing the relationship between the parties and the services provided by Agora to the Company, which include providing the Company with digital assert mining hosting services in exchange for a monthly fee to be set out in applicable service orders. The terms of that MSA have not been met due to lack of capital by the Company to bring its 12MW of hosting power online.

On January 11, 2023, the Company made the decision to withdraw Agora’s S-1 registration statement for an initial public offering, due to market conditions as well as numerous regulatory delays with respect to factors beyond the Company’s control related to accounting for the nascent industry of Bitcoin mining.

On January 24, 2023, the Company entered into an At-The-Market Issuance Sales Agreement (“ATM”) with Ascendiant Capital Markets, LLC (“Ascendiant”), pursuant to which the Company could issue and sell from time to time, through Ascendiant, shares of the Company’s common stock with offering proceeds of up to $3,500,000. The purpose of the ATM was to ensure sufficient liquidity for the Company to continue as a going concern. Upon the sale of approximately $3,500,000 through the ATM, the Company terminated the ATM in June 2023.

On March 6, 2023, the Company entered into an Amendment to the Share Exchange Agreement dated as of February 8, 2023 by and among AAI, the owner of approximately 86% of BNC, as well as certain individuals employed by AAI, providing for the acquisition of all of the outstanding shares of capital stock of BNC, in exchange for (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of the Company issued to AAI, and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of the Company to be issued to the individuals employed by AAI. The Company accounted for this transaction as an asset purchase.

Description of Business

Bitnile.com, Inc.

Overview

BitNile.com, Inc. (“BNC”) is in the embryonic stage of development yet represents a significant development in the online metaverse landscape, offering immersive, interconnected digital experiences that are engaging, and dynamic. By integrating various elements such as virtual markets, real world goods marketplaces, gaming, social activities, sweepstakes, and more, BNC aims to revolutionize the way people interact online. BNC’s rapidly growing virtual world, BitNile.com (the “Platform”) is accessible via almost any device using a web browser, does not require permissions, downloads or apps, and the Platform can be enjoyed without the need for bulky and costly virtual reality headsets.

BNC’s business strategy revolves around creating a seamless, all-encompassing platform that caters to various user needs and interests. The Platform’s strategic pillars include: (i) leveraging cutting edge technology to offer a user-friendly, browser-based platform compatible with Virtual Reality (“VR”) headsets and other modern devices for an enhanced experience; (ii) providing a diverse range of products and experiences that caters to users with different interests and preferences; (iii) fostering global connections and a sense of community among users, encouraging socialization and collaboration; and (iv) focusing on continuous innovation to stay ahead of industry trends and customer expectations.

Customers

BNC targets a broad audience, including: (i) tech-savvy individuals seeking immersive digital experiences; (ii) gamers of all skill levels interested in a diverse array of gaming options; (iii) collectors and traders of digital assets, such as virtual real estate, digital art, and unique collectibles; (iv) shoppers seeking a convenient, intuitive platform for purchasing real world goods; (v) users seeking either social interaction and global connectivity in a virtual environment or an immersive shopping experience that allows real world shopping in a virtual environment; (vi) creators of virtual spaces within our virtual online environment; and (vii) business owners and marketers seeking to have an online presence with a 3D virtual online environment.

Tech-savvy Individuals

Tech-savvy individuals are drawn to BNC due to its innovative, cutting-edge technology and immersive virtual experiences. These users are likely to engage with the Platform’s virtual markets, trading digital assets like virtual real estate, world and personal space design, digital art and unique collectibles. They may also be early adopters of VR headsets, using them to explore the metaverse and interact with other users in social hubs.

Gamers of All Skill Levels

BNC attracts gamers through its wide range of gaming options, providing a diverse and comprehensive selection. The platform offers sweepstakes gaming experiences, allowing gamers to enter contests and compete against fellow players for both virtual and real money prizes. By participating in sweepstakes games, gamers can assess and demonstrate their skills in comparison to others. Additionally, BNC facilitates social gaming experiences, enabling users to engage with one another while playing single player games equipped with chat features. The platform also plans to introduce casual and multiplayer games, fostering collaboration and communication among gamers who seek a shared gaming experience. Competitive gamers have the opportunity to exhibit their abilities by engaging in contests of skill, which provide a platform for earning recognition and winning prizes.

Collectors and Traders of Digital Assets

BNC’s virtual markets cater to users interested in collecting, trading, and investing in digital assets. These users will be able to interact with the Platform’s offerings by buying, selling, and trading digital assets, such as virtual real estate, digital character skins, digital art, and unique collectibles; exploring and engaging with the digital art galleries and museums featured in the metaverse, and attending virtual events and auctions for exclusive digital asset releases and limited-edition collectibles.

Shoppers Seeking Real world Goods

Users looking for a convenient, intuitive platform to purchase real world goods can explore BNC’s real world goods marketplaces, which will offer a diverse range of products. These users can browse and purchase items from categories such as fashion, electronics, travel, and home goods; interact with virtual showrooms and product demonstrations to gain a better understanding of the products they’re interested in, and participate in virtual events, sales, and promotions to discover new products and take advantage of special offers.

Social Seekers and Global Connectors

BNC is anticipates it will attract users who prioritize social interaction and global connectivity within a virtual environment. Our future plans involve offering multiple avenues through which users can engage with the platform's offerings. This includes participating in diverse social hubs, facilitating the opportunity to meet and interact with individuals from around the world. Users will have the ability to collaborate on projects, exchange ideas, and forge new friendships within the metaverse. Additionally, they will have the freedom to build and personalize private spaces, allowing them to host virtual gatherings, parties, or events for their friends and online communities. Furthermore, users can look forward to attending virtual events, concerts, and conferences, providing them with opportunities to connect with like-minded individuals who share their interests and passions.

By understanding its target customers and the ways in which they interact with BNC’s various products and experiences, the Platform can effectively tailor its offerings to meet the needs and preferences of its diverse user base.

Products

BNC intends to offer an extensive range of products and experiences designed to cater to a diverse audience with varied interests and preferences. By providing a comprehensive suite of offerings, the Platform aims to attract and engage users, creating a vibrant and dynamic metaverse environment. The following is an expanded list of BNC’s current and planned products and experiences, most of which remain in development:

●	Virtual markets: Facilitating the trading of digital assets like digital skins, a graphic download that changes the appearance of characters in video games, for avatar customization in virtual real estate, digital art, and unique collectibles, enabling users to participate in a digital economy;

●	Real world goods marketplaces: Offering a platform for users to shop for a diverse range of real world products, including fashion, electronics, and home goods, connecting the virtual and physical worlds;

●	Gaming: Providing an extensive selection of gaming options for users of all skill levels, including participation in games, sweepstakes, and social gaming experiences;

●	Sweepstakes gaming: Featuring a dedicated gaming zone for users to engage in sweepstakes gaming, with opportunities to win both virtual and real money prizes;

●	Contests of skill: Organizing competitions for users to showcase their talents and compete against others for prizes and recognition in various disciplines;

●	Building private spaces: Allowing users to construct and customize their dream homes or private spaces, tailoring their environments with an array of design options and sharing their creations with others or keeping them as personal retreats;

●	Socialization and connectivity: Fostering global connections by enabling users to interact with individuals from around the world, forming new friendships, collaborating on projects, or engaging in conversations within various social hubs; and

●	Real and virtual concerts: Hosting live and virtual concerts within the metaverse, featuring performances from both real world and virtual artists, allowing users to attend and enjoy shows in an immersive environment.

By planning to offer a diverse and comprehensive range of products and experiences, BNC aims to create a vibrant and engaging metaverse platform that appeals to users with a wide array of interests and preferences.

Industry

The metaverse industry is experiencing rapid growth and expansion, driven by advances in technology, increased interest in virtual experiences, and the rise of digital economies. Key trends include: the integration of virtual and physical worlds; the integration of artificial intelligence (“AI”) and machine learning in virtual environments; VR and Augmented Reality (“AR”) technologies that are becoming more accessible and affordable, enabling a wider audience to engage with the metaverse; the rise of virtual concerts, events, and conferences within the metaverse, providing new opportunities for entertainment and networking; the emergence of virtual economies and markets; and the growing importance of socialization and community-building in digital spaces.

User Adoption and Growth

The growing popularity of virtual experiences and digital platforms has led to a surge in user adoption and engagement in the metaverse industry. A number of factors contribute to this growth, including: increased accessibility of VR and AR technologies, making immersive experiences more affordable and widely available; the ongoing digitization of various aspects of everyday life, from work and education to entertainment and socialization, which drives users to seek out new digital experiences; the COVID-19 pandemic, which accelerated the adoption of digital platforms and virtual experiences as people adapted to remote work, learning, and social distancing measures; greater connectivity and high-speed internet accessibility, rapid technological advancements and improved infrastructure, which have led to more people being able to access the metaverse and other virtual environments, thereby bolstering engagement and participation; the development of innovative gaming and entertainment experiences for whom the metaverse provides a platform for unique, immersive experiences that surpass traditional digital games or entertainment, contributing to its escalating popularity; and growth in ecommerce and digital business opportunities. Management believes that the metaverse offers a new domain for businesses to engage with consumers, driving its adoption in various sectors, including retail, real estate, and marketing.

Integration of Virtual and Physical Worlds

One of the key trends in the metaverse industry is the growing integration of virtual and physical worlds, enabling users to seamlessly transition between digital and real-world experiences. This trend is evident in: (i) the emergence of virtual marketplaces where users can trade digital assets and purchase real world goods; (ii) the incorporation of AR and VR technologies in retail, entertainment, and other industries, providing immersive, interactive experiences that blur the lines between the digital and physical realms; (iii) the development of virtual environments that replicate real world locations, allowing users to explore and interact with digital versions of familiar places; and (iv) the integration of virtual and physical realms in the metaverse presents new opportunities for businesses to reach and engage with their target audiences in both spaces.

Virtual Economies and Markets

The metaverse industry is witnessing the rise of virtual economies and markets, where users can trade digital assets, such as virtual real estate, digital art, and unique collectibles. Key factors driving this trend include: development of cryptocurrencies and blockchain technology, enabling transparent transactions in digital markets; growing interest in non-fungible tokens (“NFTs”) and digital collectibles, which has led to the creation of new marketplaces and trading platforms for these assets; the realization of the potential for virtual goods to hold and accrue value over time; expanding opportunities for creative expression and entrepreneurship within the metaverse, incentivizing users to participate in virtual economies and trade digital assets; increasing global connectivity and internet penetration, enabling a larger user base to engage in virtual economies and markets, and collaborations between established brands and the metaverse industry, introducing real-world businesses and their customer bases to virtual economies and markets.

Socialization and Community Building in Digital Spaces

The importance of socialization and community building in digital spaces is another significant trend in the metaverse industry. As users spend more time in virtual environments, platforms are placing a greater emphasis on fostering connections and interactions among users. This trend can be observed in: the creation of social hubs, virtual events, and gatherings designed to bring users together and encourage networking, collaboration, and communication; the integration of social media and messaging features within metaverse platforms, allowing users to stay connected with friends and communities while exploring virtual worlds; the development of user-generated content and customization tools, empowering users to create unique experiences and contribute to the growth and expansion of the metaverse; implementation of voice and video chat and real-time communication features, enhancing the sense of presence and fostering more immersive social experiences in virtual environments; collaboration between brands, influencers, and metaverse platforms to host virtual events, concerts, and exhibitions, creating shared experiences and strengthening community bonds and virtual education and learning communities, providing opportunities for knowledge sharing, skill development, and collaborative learning in the metaverse.

The metaverse industry is experiencing rapid growth and transformation, driven by, among other factors, technological advancements, increased user adoption, and the emergence of virtual economies and markets. As the industry continues to evolve, it will be essential that BNC stay informed of key trends and driving forces shaping the future of the metaverse landscape and adapt to those trends as they arise.

Business Operations

BNC’s focuses on delivering a comprehensive, immersive, and interconnected metaverse experience. To achieve this, management has identified several core strategic initiatives that will guide the Platform’s growth and development.

Technological Innovation and User Experience

BNC places a strong emphasis on leveraging technology to create a user-friendly experience. By offering a browser-based platform that is compatible with VR headsets and other modern devices, BNC aims to ensure accessibility and convenience for users across various platforms. BNC intends to continuously invest in research and development to aim to stay at the forefront of technological advancements in the metaverse space, and work to ensure that users enjoy an unparalleled experience.

Diversification and Personalization

BNC’s strategy focuses on providing a diverse range of products and experiences that caters to users with different interests and preferences. By planning to offer a wide variety of activities, from virtual markets and real world goods marketplaces to gaming and tournaments, social interaction, world building, and live and virtual events, the Platform aims to attract a broad user base and promote user engagement. Additionally, BNC intends to emphasize personalization, allowing users to customize their experiences and tailor the Platform to suit their particular needs and tastes.

Community Building and Global Connections

BNC recognizes the importance of fostering a strong sense of community and global connectivity among the Platform’s users. BNC intends to implement various features and initiatives designed to encourage socialization, collaboration, and networking among users from around the world. This will include the creation of social hubs, support for user-generated content, teams and communities, and the promotion of events and activities that bring users together.

Monetization and Revenue Generation

BNC’s business strategy includes developing diverse revenue streams to help ensure the Platform’s long-term sustainability and growth. Potential monetization strategies include charging fees for premium features, from sales and transactions on virtual markets and real world goods marketplaces, social sweepstakes gaming, real and virtual concerts and events, third party vendors and creators, and offering advertising opportunities for brands within the metaverse. Additionally, the Platform will explore partnerships and collaborations with other businesses and organizations to create new revenue-generating opportunities.

Compliance and Regulatory Management

To navigate the complex and evolving regulatory landscape, BNC will prioritize compliance with relevant laws and regulations in all jurisdictions where it operates. This includes data privacy and protection regulations, gaming, gambling, and sweepstakes regulations, and intellectual property rights. By maintaining a strong focus on regulatory compliance, BNC aims to minimize potential legal risks and build trust with users and partners.

Continuous Improvement and Adaptability

Finally, BNC’s business strategy emphasizes the importance of continuously evaluating and refining its offerings in response to changing market trends and user preferences. The Platform plans to actively seek user feedback and monitor industry developments to inform its ongoing product development and feature enhancements. This adaptability will, in management’s opinion, allow BNC to maintain its competitive edge and continue delivering a compelling metaverse experience for users.

Competition

BNC faces competition from existing metaverse platforms and new entrants, where its key competitors include: established metaverse platforms, such as Decentraland, The Sandbox, and Second Life, as well as companies that focus on the development of metaverse tools and platforms such as META (formerly known as Facebook); gaming-focused platforms, like Fortnite and Roblox; mixed reality platforms, like Microsoft Mesh, and social media platforms that integrate metaverse elements, such as META’s Horizon platform. Should our Platform gain widespread adoption, future competition may arise from additional competitors, including tech giants such as Apple, Google, or Amazon, which have the resources and infrastructure to develop their own metaverse platforms and ecosystems.

Market Segments and Niches

The metaverse industry can be broadly divided into several market segments and niches, each catering to different user needs and preferences: (i) gaming-focused metaverse platforms, such as Fortnite and Roblox, primarily cater to gamers and offer a wide range of gaming experiences and social interaction opportunities within virtual environments; (ii) in terms of VR and AR platforms, companies like META and Microsoft focus on developing hardware and software solutions to enable immersive VR and AR experiences, driving the adoption of these technologies in the metaverse; (iii) social and community-driven metaverse platforms like Second Life and BNC emphasize socialization, community building, and user-generated content, fostering connections and collaboration among users; and (iv) NFT and digital asset marketplaces, where these platforms, such as OpenSea and Decentraland, facilitate the trading of digital assets like virtual real estate, digital art, and unique collectibles, and thereby contribute to the growth of virtual economies. Meanwhile, hardware and platform developers, including Nvidia and Unity, serve as technology providers for numerous companies aiming to penetrate the metaverse market. Additionally, they are actively engaged in the development of their own metaverse platforms.

Differentiating Factors

With the increasing competition in the metaverse industry, it is crucial for BNC to differentiate itself by offering compelling features, experiences, or technologies. Some potential differentiating factors include:

●	Innovative and user-friendly technology: BNC prioritizes cutting-edge technology in an effort to deliver a seamless, intuitive user experience that we believe will have a competitive edge in the metaverse market;

●	Personalization and customization: BNC will empower users to create and customize their own experiences, environments, and avatars allowing us to appeal to a broader audience and foster greater user engagement;

●	Diverse offerings and experiences: BNC will cater to a wide range of interests and preferences, such as gaming, shopping, socializing, and trading digital assets, that can attract a more extensive and diverse user base;

●	Interoperability: BNC supports interoperability, enabling users to carry their assets, identities, and experiences across multiple virtual environments seamlessly using almost any modern browser, on a device that supports those browsers “this includes IOS, Android, PC, Consoles and more”; and

●	Economic opportunities: BNC provides users with the ability to earn real-world value through virtual activities, such as owning virtual real estate or digital assets, and competitions with real world rewards.

The metaverse industry is characterized by a competitive landscape with numerous users, market segments, and niches. To succeed in this rapidly evolving market, BNC must continuously innovate and differentiate itself, by offering unique features, experiences, and technologies that cater to the diverse needs and preferences of users.

Regulatory Environment

BNC operates within a complex and evolving regulatory landscape, with key considerations including: data privacy and protection regulations, such as the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”); compliance with gaming, gambling, and sweepstakes regulations in various jurisdictions; and intellectual property rights and digital asset ownership.

BNC intends to offer a transformative digital experience by combining elements of virtual markets, real world goods marketplaces, gaming, social activities, world and personal spaces building, and sweepstakes gaming. We believe this unique integration will establish the Platform as a pioneer in the metaverse industry, catering to diverse user interests and needs. We believe that as the industry evolves and expands, BNC’s commitment to providing immersive and interconnected digital experiences will place it at the forefront of the metaverse revolution. By continuously innovating and adapting to the ever-changing digital landscape, BNC aims to offer limitless possibilities and opportunities for users, setting the stage for a truly inclusive and dynamic metaverse.

As the metaverse industry continues to grow and evolve, regulatory challenges and considerations are becoming increasingly important and additional or changing regulations may increase BNC’s costs. The unique nature of the metaverse, which often combines elements of virtual reality, gaming, social networking, and digital economies, presents a complex landscape for regulators to navigate.

Present Regulatory Challenges

The metaverse industry is currently grappling with several regulatory challenges, including:

●	Data Privacy and Security: As users share personal information and engage in transactions within the metaverse, concerns about data privacy and security are paramount. Regulators must ensure that platforms adhere to existing data protection regulations, such as GDPR and the CCPA;

●	Intellectual Property Rights: The metaverse’s reliance on user-generated content and digital assets raises questions about intellectual property rights and the enforcement of copyright, trademark, and patent laws in virtual environments;

●	Taxation and Financial Regulations: The growth of virtual economies and the increasing popularity of cryptocurrencies and NFTs have raised questions about taxation and financial regulations. Regulators must determine how to classify and tax digital assets and transactions, as well as ensure compliance with anti-money laundering and know-your-customer regulations; and

●	Content Moderation and Liability: Metaverse platforms face challenges in moderating content and managing user behavior, raising questions about the platforms’ liability for user-generated content and potential violations of existing laws, such as those related to hate speech, harassment, and misinformation.

Future Regulatory Challenges

As the metaverse industry continues to develop and expand, several future regulatory challenges are likely to emerge, including:

●	Cross-border jurisdictional issues: With the metaverse being a global, borderless environment, determining jurisdiction and applying national laws to activities and transactions within the metaverse will become increasingly complex;

●	Virtual reality and augmented reality regulations: As VR and AR technologies become more integrated into the metaverse, new regulations may be needed to address issues related to safety, privacy, and ethical considerations in the use of these technologies;

●	Decentralization and governance: The increasing trend towards decentralized metaverse platforms raises questions about governance and regulatory oversight, as traditional regulatory mechanisms may not be applicable or effective in these environments;

●	Ethics and inclusivity: As the metaverse becomes more intertwined with daily life, ethical considerations related to inclusivity, accessibility, and the potential for digital divides will become increasingly important for regulators to address;

●	AI Ethics: As artificial intelligence is likely to play a significant role in the functioning and moderation of the metaverse, regulating AI ethics will be critical. This includes preventing algorithmic bias, ensuring transparency in AI decision-making, and protecting against harmful AI behavior; and

●	Digital Identity: Managing and protecting the identities of individuals in the metaverse could be a complex issue. It will be critical to balance anonymity and freedom of expression with the need for accountability to prevent malicious behavior.

Glossary of Terms

Virtual Reality: Virtual Reality (VR) refers to a computer-generated simulation or environment that can be experienced and interacted with using specialized hardware, such as headsets or gloves. It immerses users in a digital world that can replicate real-world or fantastical settings, providing a sense of presence and allowing for realistic, interactive experiences.

Metaverse Industry: The metaverse industry refers to the collective ecosystem of companies, technologies, and platforms involved in creating and developing the metaverse. The metaverse is a virtual universe or interconnected network of digital spaces where users can interact with each other and digital objects in real time. It aims to provide a shared, immersive, and persistent digital environment that transcends traditional online experiences.

Digital Economies: Digital economies refer to the virtual economies that exist within online platforms, games, or virtual worlds. They involve the exchange of digital goods, services, or currencies, which can have real-world value. In these economies, users can engage in various economic activities, such as buying and selling virtual items, earning virtual currencies, or participating in virtual marketplaces.

Augmented Reality: Augmented Reality (“AR”) is a technology that overlays digital information or virtual elements onto the real-world environment. AR enhances the user's perception of the physical world by integrating computer-generated graphics, sounds, or other sensory inputs into their view, typically through the use of smartphones, tablets, or AR glasses. It blends virtual content with the real world, providing an interactive and enriched experience.

Mixed Reality: Mixed Reality (“MR”) refers to the merging of real-world and virtual elements to create new environments and visualizations where physical and digital objects coexist and interact in real time. MR combines elements of both virtual reality and augmented reality, allowing users to experience and manipulate virtual objects within their physical surroundings. It enables a seamless integration of the real and virtual worlds, enhancing the user's perception and interactions.

Digital Character Skins: Digital character skins are virtual cosmetic items or appearances that can be applied to a character or avatar in a video game, virtual world, or online platform. These skins are purely aesthetic and do not affect gameplay mechanics. They allow users to customize the visual appearance of their digital persona, often offering unique designs, costumes, or visual effects that can be acquired or purchased within the virtual environment.

Non-Fungible Tokens: Non-Fungible Tokens (“NFTs”) are digital assets that represent ownership or proof of authenticity of a unique item or piece of content. Unlike cryptocurrencies such as Bitcoin, which are fungible and interchangeable, NFTs are distinct and indivisible. They are typically based on blockchain technology, providing a transparent way to verify ownership and track the provenance of digital assets, such as artwork, collectibles, virtual real estate, or in-game items. NFTs have gained popularity for their potential to revolutionize digital ownership and enable creators to monetize their digital creations.

AI (Artificial Intelligence): Artificial Intelligence refers to the development of computer systems that can perform tasks that typically require human intelligence. AI involves the creation of algorithms and models that enable machines to perceive, reason, learn, and make decisions or predictions based on data. It encompasses various subfields such as machine learning, natural language processing, computer vision, and robotics. AI aims to replicate or augment human intelligence to solve complex problems, automate processes, and improve efficiency across different domains.

Machine Learning: Machine Learning is a subset of AI that focuses on developing algorithms and models that enable computers to learn from data and make predictions or decisions without being explicitly programmed. ML algorithms learn patterns, relationships, and insights from training data, allowing them to generalize and make predictions or take actions on new, unseen data. It involves techniques such as supervised learning, unsupervised learning, and reinforcement learning. Machine learning has applications in various fields, including image recognition, natural language processing, recommendation systems, and predictive analytics.

Digital Identity: Digital identity refers to the online representation of an individual or entity within digital systems or platforms. It encompasses the collection of personal information, attributes, and credentials that uniquely identify an individual in the digital realm. Digital identity can include various elements, such as usernames, passwords, biometric data, email addresses, and social media profiles. It plays a crucial role in online authentication, access control, and personalized experiences across a range of digital services, including social media, e-commerce, banking, and government platforms. Digital identity management involves the secure and responsible handling of personal information to ensure privacy and protect against identity theft or misuse.

Corporate Information

BNC was incorporated in Nevada on January 9, 2023. BNC’s principal executive offices are located at 303 Pearl Parkway Suite 200, San Antonio, TX 78215, and our telephone number is (800) 762-7293. As of March 31, 2023, BNC had 17 employees, including ten full-time employees.

BNC’s website address is www.bitnile.com. BNC’s website and the information contained on, or that can be accessed through, that website will not be deemed to be incorporated by reference in and are not considered part of this Annual Report.

Agora

Following the Company’s sale of Trend Holdings, Agora’s only operating subsidiary, Bitstream, engages in the hosting of digital asset miners for the mining of Bitcoin.

Bitstream

Bitstream was originally organized to be our Bitcoin mining subsidiary. Due to regulatory challenges and delays with its planned initial public offering, Bitstream transitioned its business model from digital asset mining to hosting. Bitstream also divested all Bitcoin holdings. Bitstream entered into the aforementioned MSA with BitNile Inc. but due to limited capital has not been able to fulfill the terms of that MSA. The Company is devoting the majority of its capital going forward to its core business of the Platform and is not confident that Bitstream will become a viable hosting company in the future.

Zest Labs

Through its wholly owned subsidiary Zest, the Company has developed intellectual property that can offer freshness management solutions for fresh food growers, suppliers, processors, distributors, grocers and restaurants. The Company idled Zest’s operations in conjunction with litigation that was filed against Walmart and Deloitte for trade secret violations; the action against Deloitte was subsequently dismissed. In lieu of conducting operations in Zest, the Company is actively pursuing various licensing or sale opportunities of its intellectual property. As previously noted, the Company intends to transfer all of the common stock of Zest into Zest Holdings, which will own all of the intellectual property of Zest as well as the rights to any current and future intellectual property litigation by Zest.

Competition

The Company faces intense competition with respect to its products and services in all markets in which it operates.

For a discussion on BNC competition see Business Overview for BNC above.

Sales and Marketing

Through the Platform, the Company intends to generate revenues through the sale of tokens or coins that provide the end user with interactive entertainment (game play) and durable goods principally for the PC and mobile platforms.

In fiscal year 2023, Bitstream changed its business model from digital asset mining to digital asset hosting. Bitstream has generated no revenue during 2023.

Government Regulations

Set forth below is an overview of the government regulations we presently face or could face as a result of our current and planned operations. As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our hosting and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see “Risk Factors.”

For a discussion of BNC government regulation see Business Overview for BNC above.

Agora

Although there was a period of regulatory uncertainty ending in 2018, we believe that the SEC will not claim that Bitcoin is a security and therefore that Bitcoin will not be subject to the SEC’s regulation. The SEC has been active in pursuing its regulation of other cryptocurrencies by filing lawsuits and, more recently, administratively against a cryptocurrency that tried to register under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Further, the SEC’s chairman has given a number of speeches seeking firm regulatory authority over cryptocurrencies. Whether Congress will enact new legislation in this area is uncertain, although in June 2022, bipartisan legislation was introduced in the Senate. However, enhanced regulation may adversely affect our future Bitcoin hosting and other cryptocurrency activities. Moreover, there is a risk that the SEC may seek a way to regulate Bitcoin as a security.

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

For example, in 2021 China banned Bitcoin mining. Additionally, lawmakers in New York recently approved legislation which would impose a two-year moratorium on certain cryptocurrency mining, including Bitcoin.

Although Bitstream is no longer actively engaged in digital asset mining, regulations affecting Bitcoin and other digital assets have a direct impact on its hosting business model. See “Risk Factors” at page 29 of this Report.

Environmental Compliance

The Company’s core operations through the Platform are virtual in nature and have minimal environmental impact, if any.

Our operations through Agora’s subsidiary Bitstream, are or may become subject to numerous laws and regulations relating to environmental protection and climate change. These laws and regulations change frequently, and the effect of these changes is often to impose additional costs or other restrictions on our operations. We cannot predict the occurrence, timing, nature or effect of these changes. We also operate under a number of environmental permits and authorizations. The issuing agencies may take the position that some or all of these permits and authorizations are subject to modification, suspension, or revocation under certain circumstances.

While we are currently not experiencing any material expenses related to the environmental compliance, we may become subject to environmental or other related laws and regulations in the future, which may result from a number of causes, the likelihood of which would increase should we determine to initiate Bitcoin mining operations and/or due to new regulations being considered. Please review the Risk Factors in Item 1A of this Report and the paragraph that follows with regard to potential environmental and other compliance expenses.

On March 21, 2022, the SEC released proposed rule changes on climate-related disclosure. The proposed rule changes would require registrants, including the Company, to include certain climate-related disclosures in registration statements and periodic reports, including information about climate-related risks that are reasonably likely to have a material impact on the registrant’s business, results of operations, or financial condition, and certain climate-related financial statement metrics in a note to their audited financial statements. The required information about climate-related risks would include disclosure of a registrant’s greenhouse gas emissions, information about climate-related targets and goals, and transition plan, if any, and extensive attestation requirements. The proposed new rules would also require companies to disclose multiple levels of climate impact, including primary direct impacts from the registrant’s own operations, as well as secondary and tertiary effects of the operations and uses by contractors that the registrant utilizes and end-users of the registrant’s products and/or services. If adopted as proposed, the rule changes will result in material additional compliance and reporting costs, including monitoring, collecting, analyzing and reporting the new metrics and implementing systems and hiring additional internal and external personnel with the requisite skills and expertise to serve those functions. We expect that the rules will be adopted in large part at least, and our compliance costs will be material. However, following a June 2022 U.S. Supreme Court administrative decision, we expect a court challenge to any final rule promulgated by the SEC. We cannot predict the outcome of any such challenge.

Intellectual Property

The Company owns all of the intellectual property to the Platform. BNC’s software provider, MeetKai, owns various patents related to the metaverse which may or may not be transferred to BNC at a future date.

The Company through Zest Labs, currently holds rights to 75 U.S. patents (with additional patents pending), numerous related foreign patents, and U.S. copyrights relating to certain aspects of its Zest Labs software, hardware devices including RFID technology, software, and services. In addition, Zest has registered, and/or has applied to register trademarks and service marks in the U.S. and a number of foreign countries for “Intelleflex,” the Intelleflex logo, “Zest,” “Zest Data Services,” and the Zest, Zest Fresh and Zest Delivery logos, and numerous other trademarks and service marks. Many of Zest’s products have been designed to include licensed intellectual property obtained from third parties. Laws and regulations related to wireless communications devices in the jurisdictions in which Zest seeks to operate, subject to the outcome of pending litigation and financing and, are extensive and subject to change. Wireless communication devices, such as RFID readers, are subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates.

Dependence on Major Customers

From time-to-time we have had and may continue to have customers generating 10 percent or more of the Company’s consolidated revenues, and loss of such customers could have a material adverse effect on the Company.

In the fiscal year ended March 31, 2023, we did not recognize any revenue from continuing operations, so a customer concentration risk would not be applicable.

Human Capital

As of the date of this Annual Report, we have 6 full-time employees dedicated to all operations other than BNC. BNC had 17 employees, including ten full-time employees.

Our ability to successfully execute our strategic initiatives is highly dependent on recruiting and retaining skilled personnel. Our compensation philosophy is based on incentivizing and rewarding performance, with alignment of individual, corporate, and shareholder interests. Compensation includes salaries, benefits, and equity participation. Our owner operator drivers are not salaried employees.

We are committed to the health, safety, and well-being of our employees and drivers. We follow applicable local, state, and federal laws, regulations, and guidance.

Our Code of Business Conduct and Ethics is designed to ensure that all employees maintain the highest standards of business conduct in every aspect of their dealings with each other, customers, suppliers, vendors, service providers, shareholders, and governmental authorities.

We believe our relations with our employees and drivers are satisfactory.

Proposed Spin-Offs

As previously discussed, the spin-off of the legacy non-core subsidiaries is subject to various factors. Although White River and Banner Midstream were divested and transferred to WTRV in July 2022 and Wolf Energy in September 2022, respectively, in reverse merger transactions, the planned and announced stock dividends to the Company shareholders of record as of September 30, 2022 is subject to the SEC’s approval of Form S-1 registration statements for WTRV and Wolf Energy, which are still undergoing review by the SEC. The Company still has full intentions to distribute 100% of the common stock it received from Wolf Energy and common stock it will receive from WTRV upon the conversion of preferred stock, upon the effectiveness of the aforementioned Form S-1’s.

The spin-off of Zest Labs into Zest Holdings is expected to occur prior to quarter-end September 30, 2023.

As previously noted, the Company made the decision in January 2023 to terminate Agora’s planned initial public offering. Instead, Agora will remain in the Company as a majority owned subsidiary due to potential synergies which could be achieved with BNC.

Corporate Information

Our principal executive offices are located at 303 Pearl Parkway, Suite 200, San Antonio, TX 78215, and our telephone number is (800) 762-7293. Our website address is http://bitnile.net/. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in and are not considered part of this Annual Report.

ITEM 1A. RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Annual Report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

You should consider each of the following risk factors and any other information set forth in this Annual Report and the other reports filed by the Company with the SEC, including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occurs, the Company’s business and financial condition, results or prospects could be harmed. Please also read carefully the section entitled “Note About Forward-Looking Statements” at the beginning of this Annual Report.

Risks Relating to Our Company and Our Financial Condition

We have incurred net losses on an annual basis since our inception and may continue to experience losses and negative cash flow in the future.

As of July 10, 2023, we had cash (not including restricted cash) of approximately $3,492. We have not been profitable on an annual basis since inception and had previously incurred significant operating losses and negative cash flow from operations. We recorded a net loss of approximately $87,361,603 and $10,554,452 for the fiscal years ended March 31, 2023 and 2022. In fiscal year 2023, our net loss was increased by non-cash net gain of approximately $32.9 million from a change in the fair value of our preferred stock and warrant derivative liabilities due to the weakness of our stock price and $14.4 million related to a day one derivative income on the Series B and Series C preferred stock issuances. Furthermore, in fiscal year 2023, our net loss was reduced by non-cash net losses of approximately $54.5 million and $20.7 million related to the loss on acquisition of BitNile and the change in fair value of the White River investment respectively. Fiscal year 2022 also had non-cash charges gains of approximately $15.4 million from a change in the fair value of our warrant derivative liabilities. We will likely continue to incur losses and experience negative cash flows from operations for the foreseeable future. If we cannot achieve positive cash flow from operations or net income, it may make it more difficult to raise capital based on our common stock on acceptable terms.

Our independent registered public accounting firm has issued a going concern opinion on our consolidated financial statements for the year ended March 31, 2023 as a result of our continued net losses, working capital deficiency, and accumulated deficit.

The accompanying financial statements for the year ended March 31, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity and debt securities. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, and reduce the scope of the Company’s development of its continuing operations. Continuing as a going concern is dependent upon its ability to successfully secure other sources of financing and the ability to conduct profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Because we will require additional capital and may need or desire to engage in strategic transactions in the future to support the growth of our metaverse platform, and our inability to generate and obtain such capital or to enter into strategic transactions may be constrained due to, among other items, contractual limitations under the Series B and C preferred stock, our business, operating results, financial condition and prospects could be material and adversely affected.

The Company announced the termination of its ATM on June 16, 2023, as substantially all of the $3,500,000 proceeds had been raised by the Company through Ascendiant. As of the date of this Annual Report, the Company is exploring additional opportunities to generate capital to continue operating as a going concern but does not have any formal contractual agreements in place.

The certificates of designation of the Series A, B and C preferred stock contain certain provisions that limit our ability to act without the consent of their holder, AAI. This means that AAI could prevent us from entering into a strategic transaction even if we felt it was the best interest of the Company and its shareholders.

Further, if we raise additional funds through future issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity or debt securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

We have substantial amounts of indebtedness. This indebtedness and the covenants contained in the Loan Agreements substantially limit our financial and operating flexibility. Further, conversions of the Notes will dilute the ownership interest of our existing shareholders.

On April 27, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “Investors”) providing for the issuance of (i) Senior Secured Convertible Notes (individually, a “Note” and collectively, the “Notes”) with an aggregate principal face amount of $6,875,000, which Notes are convertible into shares of our common stock (the “Conversion Shares”); and (ii) five-year warrants to purchase an aggregate of 2,100,905 shares of common stock. The maturity date of the Notes is April 27, 2024.

Pursuant to the SPA, we and certain of our subsidiaries and Arena Investors, LP, as the collateral agent on behalf of the Investors (the “Agent”) entered into a security agreement (the “Security Agreement”), pursuant to which we (i) pledged the equity interests in our subsidiaries and (ii) granted to the Investors a security interest in, among other items, all of our deposit accounts, securities accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds therefrom (the “Assets”). In addition, pursuant to the Security Agreement, the subsidiaries granted to the Investors a security interest in its Assets and, pursuant to a subsidiary guarantees, jointly and severally agreed to guarantee and act as surety for our obligation to repay the Notes and other obligations under the SPA, the Notes and Security Agreement (collectively, the “Loan Agreements”).

The Notes have a principal face amount of $6,875,000 and bear no interest (unless an event of default occurs) as they were issued with an original issuance discount of $1,375,000. The maturity date of the Notes is April 27, 2024. The Notes are convertible, subject to certain beneficial ownership limitations, into Conversion Shares at a price per share equal to the lower of (i) $3.273 or (ii) the greater of (A) $0.504 and (B) 85% of the lowest volume weighted average price of our common stock during the ten (10) trading days prior to the date of conversion (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

The Loan Agreements contain standard and customary events of default including, but not limited to, failure to make payments when due under the Notes, failure to comply with certain covenants contained in the Loan Agreements, or our bankruptcy or insolvency. Such agreements contain restrictions that substantially limit our financial flexibility, over and above the negative covenants contained the transaction document relates to the Series A Preferred Stock, which themselves are substantial. These agreements place limits on our ability to (i) incur additional indebtedness or the Agent otherwise agrees, and (ii) grant security to third persons, among many other items. These restrictions limit our ability to finance our future operations and capital needs. In addition, our substantial indebtedness could require us to dedicate a substantial portion of our cash flow, if any, from the anticipated operations to making payments on our indebtedness and other liabilities, which would limit the availability of funds for working capital and other general corporate purposes; limit our flexibility in reacting to changes in the industries in which we operate or in our competitive environment; place us at a competitive disadvantage compared to those of our competitors who have less debt than we do, and limit our ability to borrow additional funds and increase the costs of any such additional borrowings. If we are unable to pay our debts, including the Notes as they become due and payable, we would become insolvent.

The conversion of some or all of the Notes will dilute the ownership interests of our existing shareholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes would likely depress the price of our common stock.

We cannot predict our future results because we have virtually no operating history.

We acquired our metaverse business on March 6, 2023, which is the Company’s core business for future revenue growth. Given our highly limited operating history, it may be difficult to evaluate our future performance or prospects. You should consider the uncertainties that we may encounter as a company that should still be considered an early-stage company. These uncertainties include:

●	competition from other more established, better capitalized companies with longer track records in the metaverse, gaming, and sweepstakes businesses;

●	our ability to market our services and products for a profit;

●	our ability to secure and retain key customers;

●	our agreement with a third-party, MeetKai, for development and hosting services regarding the Platform;

●	our ability to adapt to changing market conditions; and

●	our evolving business model.

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.

Because we must periodically evaluate our intangible assets and investment holdings for impairment, we could be required to recognize non-cash impairment charges in future periods which could have a material adverse impact on our operating results.

The Company incurred non-cash charges of $54.5 million and $20.7 million related to the loss on the acquisition of BNC as well as the change in fair value of its investment holding, pending dividend distribution, of White River. The Company will assess these investments for impairment going forward, and if the carrying value of the holding on the Company’s balance sheet exceeds its estimated fair value, we will record an impairment charge.

As of March 31, 2023, we had not generated revenue in the Company’s core business of the Platform, and the inability to generate significant revenue in this nascent business could adversely affect our business, financial condition, results of operations and prospects.

The Company had not generated any revenue from the Platform as of March 31, 2023, and the revenue generated during the first quarter of fiscal year 2024 has been minimal.

If the Company is unable to generate significant revenue in the near future related to gaming, sweepstakes, sponsorship or advertising within its metaverse platform then its business model in the metaverse will be difficult to fund through continuing operations and additional capital will need to be raised by the company to grow its business and continue operating its business as a going concern. Our contract with MeetKai has many performance obligations that, if breached, could impair our business, financial condition, results of operations and prospects.

If we do not continue to satisfy the Nasdaq Stock Market’s continued listing requirements, our common stock could be delisted from the Nasdaq.

The listing of our common stock on the Nasdaq is contingent on our compliance with the Nasdaq’s conditions for continued listing. We are not presently in compliance with all such conditions, and it is possible that we will fail to meet one or more of these conditions in the future.

In connection with our acquisition of BNC on March 3, 2023 the Company received a letter from Nasdaq indicating that certain of the terms of the Series B Preferred Stock and the Series C Preferred Stock, which subject to various limitations are convertible into a combined total of 13,333,334 shares of the Company’s common stock, would constitute a change of control requiring shareholder approval under Nasdaq Listing Rule 5110. Specifically, Listing Rule 5110(a) states that “[a] Company must apply for initial listing in connection with a transaction whereby the Company combines with a non-Nasdaq entity, resulting in a change of control of the Company...” Nasdaq also asked certain questions and requested certain documents and information related to various aspects of the BitNile.com transaction and other matters, including the transaction’s valuation and the process by which it arose, was negotiation and closed.

Further, on June 21, 2023, the Company received a letter (the “Letter”) from Nasdaq notifying the Company that Nasdaq has determined that the Company has violated Nasdaq’s voting rights rule set forth in Listing Rule 5640 (the “Voting Rights Rule”). The alleged violation of the Voting Rights Rule relates to the issuance of (i) 8,637.5 shares of the newly designated Series B Preferred Stock and (ii) 1,362.5 shares of newly designated Series C Preferred Stock (collectively, the “Preferred Stock”) in connection with the acquisition of BNC as well as the securities of Earnity, Inc. beneficially owned by BitNile (collectively, the “Assets”) pursuant to the Share Exchange Agreement (the “Agreement”) by and among the Company, AAI and certain employees of AAI, which was previously disclosed on Current Reports on Form 8-K filed by the Company on February 14, 2023 and March 10, 2023. The Preferred Stock has a collective stated value of $100,000,000 (the “Stated Value”), and votes on an as-converted basis, representing approximately 92.4% of the Company’s outstanding voting power on a fully diluted basis at the time of issuance, assuming shareholder approval for the voting of these shares.

According to the Letter, because the Preferred Stock was not issued for cash, Nasdaq compared the value of the Assets to the Stated Value and determined that the value of the Assets was less than the Stated Value and that the voting rights attributable to the Preferred Stock has the effect of disparately reducing the voting rights of the Company’s existing shareholders. The Staff looked at the total assets and shareholders’ equity of BNC as of March 5, 2023, as well as the market capitalization of AAI prior to entering into the Agreement and immediately after closing of the transaction in determining, in Nasdaq’s opinion, the value of the Assets. The Letter did not make any reference to the projections prepared by AAI as to the future potential of the business of BNC nor to the fairness opinion that we obtained from an independent party prior to closing of the transaction, which supported the Stated Value of the Preferred Stock for the total value of the Assets, both of which the Company provided to the Staff prior to receipt of the Letter.

According to the Letter, Nasdaq determined that the voting rights of the Preferred Stock, voting on an as-converted basis, are below the minimum price per share of the Common Stock at the time of the issuance of the Preferred Stock. Additionally, Nasdaq determined that the Series B Preferred Stock provides the holder the right to appoint a majority of the Company’s board of directors when such representation is not justified by the relative contribution of the Series B Preferred Stock pursuant to the Agreement.

Under the Voting Rights Rule, a company cannot create a new class of security that votes at a higher rate than an existing class of securities or take any other action that has the effect of restricting or reducing the voting rights of an existing class of securities. As such, according to the Letter, the issuance of the Preferred Stock violated the Voting Rights Rule because the holders of the Preferred Stock are entitled to vote on an as-converted basis, thus having greater voting rights than holders of common stock, and the Series B Preferred Stock is entitled to a disproportionate representation on the Company’s board of directors.

According to the Letter, the Company has 45 calendar days from the date of the Letter, or until August 7, 2023, to submit a plan to regain compliance (the “Compliance Plan”) with the Voting Rights Rule, and if such plan is accepted by Nasdaq, the Company can receive an extension of up to 180 calendar days from the date of the Letter to evidence compliance. However, if the Company’s plan is not accepted by Nasdaq, the Common Stock will be subject to delisting. The Company would have the right to appeal that decision to a hearings panel. The Letter also provides that the Company’s name will be included on a list of all non-compliant companies which Nasdaq makes available to investors on its website at listingcenter.nasdaq.com, beginning five business days from the date of the Letter. As part of this process, an indicator reflecting the Company’s non-compliance is broadcast over Nasdaq’s market data dissemination network and is also made available to third party market data providers.

The Company intends to submit the Compliance Plan to Nasdaq as promptly as practicable and update the public of any developments in this regard, as required by applicable securities laws and regulations as well as Nasdaq’s rules. The Company cannot provide any assurances with respect to Nasdaq’s response to the forthcoming Compliance Plan.

If we were to fail to meet a Nasdaq listing requirement, we will be subject to delisting by the Nasdaq. In the event our common stock is no longer listed for trading on the Nasdaq, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the Nasdaq could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our lending agreements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. You may experience future dilution as a result of future equity offerings. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share in this offering.

The Series B and Series C preferred stock, if approved by shareholders for conversion, could result in significant dilution to shareholders.

A third party fairness opinion was utilized by the Company for the March 6, 2023 acquisition of BNC. In exchange for BNC, the Company issued AAI Series B and certain of its employees Series C convertible preferred stock which would be convertible into 11,516,667 and 1,816,667 shares of the Company’s common stock on a reverse split adjusted basis. The conversion of this preferred stock by AAI and its employees, however, is subject to both Nasdaq and shareholder approval rules requiring a majority vote of shareholders to approve a change of control for AAI to acquire more than 19.9% of the voting rights within the Company. Furthermore, the conversion of the Series B and Series C preferred stock is subject to the Company’s authorized and available shares which are currently at 3,333,333 and 1,949,501,   respectively as of the date of this Annual Report. If the Company is able to successfully obtain shareholder approval to allow the conversion of the Series B and Series C preferred stock as well as increase its authorized shares, then this event would, assuming that AAI or its employees were to sell the shares of our common stock upon conversion of the preferred stock, result in significant dilution to the Company’s existing common shareholders.

We have an evolving business model, which increases the complexity of our business.

Our business model has evolved in the past and continues to do so. In prior years we have added additional types of services and product offerings and in some cases, we have modified or discontinued those offerings. We intend to continue to try to offer additional types of products or services, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix. We do not know whether these or any other modifications will be successful. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any new business or website we launch that is not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business.

Risks Relating to Our Planned Spin-offs

There is an inherent risk that a regulatory agency may attempt to change the Company’s record date for its planned stock dividends.

The Company announced that its common and preferred shareholders of record as of September 30, 2022 would be entitled to receive a pro rata share of the common stock holdings of WTRV and Wolf Energy in the respective spin-off reverse merger transactions of White River Holdings and Banner Midstream. Additionally, the Company announced that its common and preferred shareholders of record as of November 15, 2022 would be entitled to receive their pro rata share of at least 95% of any net proceeds received from the ongoing Zest Labs litigation and their pro rata share of Zest Labs which the Company plans to transfer into Zest Holdings. While the Company intends to distribute these shares of common stock and any proceeds from Zest Holdings to shareholders of record as of the previously announced record dates, there is a substantial risk that a regulator, including but not limited to the Depository Trust Company (“DTC”), may require the Company to change its record date to a future unknown date selected by the regulator. If a regulator were to direct a change in this record date it could cause a material liability for the Company due to potential lawsuits from both (i) common shareholders who sold their shares of common stock after the record date under the assumption that they would have been eligible to receive stock dividends as well as (ii) common and preferred shareholders who held their shares after the record dates but had their pro rata share of ownership in the company decreased due to subsequent dilution incurred on Company share issuances and capital raises after the record dates. In the event that a regulator attempted to change the Company’s record dates for these stock dividends, the Company would defend itself vigorously and potentially pursue legal measures against the regulator in an attempt to mitigate any potential shareholder lawsuits. However, the outcome of any such action cannot be predicted with any degree of certitude by the Company and there can be no assurance that the Company would be able to successfully defend itself.

We have incurred significant delays in the effectiveness of registration statements to enable the Company to issue stock dividends of WTRV and Wolf Energy.

The Form S-1 for the registration of the common stock underlying the White River Holdings stock dividend was filed on December 7, 2022, with the sixth amendment thereto having been filed on July 5, 2023. The Form S-1 for the registration of the common stock underlying the Banner Midstream stock dividend was filed on March 10, 2023. As of the date of the filing of this Annual Report, neither registration statement has been declared effective by the SEC. The Company may incur further delays on these registration statements and cannot accurately predict when either will be declared effective, if ever.

We may encounter issues with the ability to transfer either the intellectual property or litigation of Zest into Zest Holdings.

The Company intends to transfer all of the common stock of Zest Labs into Zest Holdings. Any net cash proceeds from the Zest Labs litigation or any sale or licensing of Zest Labs intellectual property would then be distributed to the Company’s shareholders of record on a pro rata basis as of November 15, 2022, DTC permitting. There is an inherent risk that the Company may determine that a potential risk relating to the future viability of either the Zest Labs litigation or the Zest Labs intellectual property exists and that could be triggered upon this transfer. If this event occurs, the Company would most likely leave Zest Labs as a wholly owned subsidiary but still intend to distribute any net cash proceeds realized by Zest Labs to shareholders of record on a pro rata basis as of November 15, 2022.

Risks Related to BNC

If BNC fails to retain existing users and add a very significant number of new users, or if BNC’s users decrease their level of engagement with BNC’s products, BNC’s revenue, financial results, and business may be significantly harmed.

If BNC fails to retain existing users and add a very significant number of new users, or if BNC’s users decrease their level of engagement with BNC’s products, BNC’s revenue, financial results, and business may be significantly harmed. The following events, among others, should they occur, would have a materially adverse effect on our business, results of operations, financial condition and future prospects:

●	users increasingly engage with other competitive products or services;

●	BNC fails to introduce new features, products, or services that users find engaging or if BNC introduces new products or services, or makes changes to existing products and services, that are not favorably received;

●	BNC fails to develop all of the products it intends to make available on its Platform, which could adversely impact the utility of our Platform and our user experience;

●	users feel that their experience is diminished as a result of the decisions BNC makes with respect to the frequency, prominence, format, size, and quality of ads that BNC displays;

●	users have difficulty installing, updating, or otherwise accessing BNC’s products on mobile or other devices as a result of actions by BNC or third parties that BNC relies on to distribute BNC’s products and deliver BNC’s services;

●	BNC is unable to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

●	there are decreases in user sentiment due to questions about the quality or usefulness of BNC’s products or BNC’s user data practices, concerns about the nature of content made available on BNC’s products, or concerns related to privacy, safety, security, well-being, or other factors;

●	BNC is unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting, useful, and relevant to them;

●	BNC is unable to obtain or attract engaging third-party content;

●	BNC is unable to successfully maintain or grow usage of and engagement with applications that integrate with BNC’s products;

●	users adopt new technologies where BNC’s products may be displaced in favor of other products or services, or may not be featured or otherwise available;

●	there are changes mandated by legislation, government and regulatory authorities, or litigation that adversely affect BNC’s products or users or increase BNC’s compliance costs;

●	BNC is unable to offer a number of BNC’s products and services in other countries, or are otherwise limited in BNC’s business operations, as a result of foreign regulators, courts, or legislative bodies determining that BNC’s reliance on Standard Contractual Clauses or other legal bases BNC may rely upon to transfer user data from the foreign country to the United States is invalid;

●	there is decreased engagement with BNC’s products, or failure to accept BNC’s terms of service, as part of privacy-focused changes that BNC has implemented or may implement in the future, whether voluntarily, in connection with the General Data Protection Regulation (“GDPR”), the European Union’s ePrivacy Directive, the California Privacy Rights Act (“CPRA”), or other laws, regulations, or regulatory actions, or otherwise;

●	technical or other problems prevent BNC from delivering its products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content, or users feel their experience is diminished as a result of BNC’s efforts to protect the security and integrity of the Platform;

●	BNC adopts terms, policies, or procedures related to areas such as sharing, content, user data, or advertising, or BNC takes, or fails to take, actions to enforce BNC’s policies, that are perceived negatively by BNC’s users or the general public;

●	BNC elects to focus its product decisions on longer-term initiatives that do not prioritize near-term user growth and engagement;

●	BNC makes changes in its user account login or registration processes or changes in how BNC promotes different products and services across its family of products;

●	initiatives designed to attract and retain users and engagement, including the use of new technologies such as artificial intelligence, are unsuccessful, whether as a result of actions by BNC, its competitors, or other third parties, or otherwise;

●	there is decreased engagement with BNC’s products as a result of taxes imposed on the use of social media or other mobile applications in certain countries, internet shutdowns, or other actions by governments that affect the accessibility of BNC’s products in their countries;

●	BNC fails to provide adequate customer service to users, marketers, developers, or other partners; or

●	BNC, developers whose products are integrated with BNC’s products, or other partners and companies in BNC’s industry are the subject of adverse media reports or other negative publicity, including as a result of BNC’s or its user data practices.

The size of BNC’s user base and BNC’s users’ level of engagement across BNC’s products are critical to BNC’s success. BNC’s financial performance will be significantly determined by BNC’s success in adding, retaining, and engaging active users of BNC’s products that deliver ad impressions. User growth and engagement are also impacted by a number of other factors, including competitive products and services, such as TikTok, that could reduce some users’ engagement with BNC’s products and services, as well as global and regional business, macroeconomic, and geopolitical conditions. Any future declines in the size of BNC’s active user base, which to date is minimal, may adversely impact BNC’s ability to deliver ad impressions and, in turn, BNC’s financial performance.

If people do not perceive BNC’s products to be useful, reliable, and trustworthy, BNC may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that BNC will not experience a similar inability to generate a significant used baser or, if achieved, subsequent erosion of BNC’s active user base or engagement levels. User engagement can be difficult to measure, particularly as BNC introduces new and different products and services. Any number of factors can negatively affect user retention, growth, and engagement, including if:

 From time to time, certain of these factors have negatively affected user retention, growth, and engagement to varying degrees. If BNC are unable to maintain or increase BNC’s user base and user engagement, particularly for BNC’s significant revenue-generating products like Facebook and Instagram, BNC’s revenue and financial results may be adversely affected. Any significant decrease in user retention, growth, or engagement could render BNC’s products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on BNC’s ability to deliver ad impressions and, accordingly, BNC’s revenue, business, financial condition, and results of operations. As the size of BNC’s active user base fluctuates in one or more markets from time to time, BNC will become increasingly dependent on BNC’s ability to maintain or increase levels of user engagement and monetization in order to grow revenue.

BNC’s user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that BNC does not control.

The substantial majority of BNC’s revenue is expected to be generated from advertising on mobile devices. There is no guarantee that popular mobile devices will feature BNC’s products, or that mobile device users will ever use BNC’s products rather than competing products. BNC is dependent on the interoperability of BNC’s products with popular mobile operating systems, networks, technologies, products, and standards that BNC does not control, such as the Android and iOS operating systems and mobile browsers. Changes, bugs, or technical issues in such systems, or changes in BNC’s relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in the content or application of their terms of service or policies that degrade BNC’s products’ functionality, reduce or eliminate BNC’s ability to update or distribute BNC’s products, give preferential treatment to competitive products, limit BNC’s ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of BNC’s products or BNC’s delivery of ads have in the past adversely affected, and could in the future adversely affect, the usage of BNC’s products and monetization on mobile devices.

BNC’s products and changes to such products could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect BNC’s business.

BNC’s ability to retain, increase, and engage its user base and to increase BNC’s revenue depends heavily on BNC’s ability to continue to evolve BNC’s existing products and to create successful new products, both independently and in conjunction with developers or other third parties. BNC is currently in the early stages of development, has made a limited number of products available to users and has not developed all of the products it intends to release to users. Although BNC is actively developing products it intends to release to users, in the future, technological, competitive or financial pressures, among other changes, could cause BNC to abandon its product development plans which would adversely harm its user experience and financial results. In addition, BNC may introduce significant changes to BNC’s products or acquire or introduce new and unproven products, including using technologies with which BNC has little or no prior development or operating experience. For example, BNC does not have significant experience with consumer hardware products or virtual or augmented reality technology, which may adversely affect BNC’s ability to successfully develop and market these products and technologies. BNC will incur substantial costs, and BNC may not be successful in generating profits, in connection with these efforts. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect BNC’s business, reputation, or financial results. If BNC’s new products or changes to existing products fail to engage users, marketers, or developers, or if BNC’s business plans are unsuccessful, BNC may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify BNC’s investments, and BNC’s business may be adversely affected.

BNC may be adversely impacted by negative economic conditions.

BNC’s performance and financial condition are subject to economic conditions and the impact such conditions have on levels of discretionary spending. Factors that may impact discretionary spending include inflation, employment rates, the liquidity of the capital markets, economic uncertainty and political conditions. Spending on BNC’s Platform has declined in the past, and could decline in the future, during recessionary periods and other periods of uncertainty or in which capital is constrained. If spending on BNC’s marketplace or Platform declines, or grows at a slower rate, including as a result of reduced discretionary consumer spending, BNC’s business, financial condition, and results of operations would be adversely affected.

BNC may not be successful in its metaverse strategy and investments, which could adversely affect BNC’s business, reputation, or financial results.

BNC believes that the metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. BNC intends to focus on helping to bring the metaverse to life. BNC expects this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, require significant investment in infrastructure as well as privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the metaverse may not develop in accordance with BNC’s expectations, and market acceptance of features, products, or services BNC may build for the metaverse is uncertain. While BNC intends to regularly evaluate BNC’s product roadmaps and make significant changes as BNC’s understanding of the technological challenges and market landscape and BNC’s product ideas and designs evolve, there is no guarantee that BNC will be able to successfully compete in the future. In addition, BNC has virtually no experience with consumer hardware products and virtual and augmented reality technology, which may enable other companies to compete more effectively than it can. BNC may be unsuccessful in BNC’s future research and product development efforts, including if BNC is unable to develop relationships with key participants in the metaverse or develop products that operate effectively with metaverse technologies, products, systems, networks, or standards. BNC hopes to make investments in virtual and augmented reality and other technologies to support these efforts, and BNC’s ability to support these efforts is dependent on generating sufficient profits from BNC’s business. In addition, as BNC’s metaverse efforts evolve, BNC may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy, safety, competition, content regulation, consumer protection, and e-commerce, which may delay or impede the development of BNC’s products and services, increase BNC’s operating costs, require significant management time and attention, or otherwise harm BNC’s business. As a result of these or other factors, BNC’s metaverse strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect BNC’s business, reputation, or financial results.

BNC may not be able to successfully grow usage of and engagement with applications that integrate with BNC’s products.

BNC hopes to make investments to enable developers to build, grow, and monetize applications that integrate with BNC’s products. Such existing and prospective developers may not be successful in building, growing, or monetizing applications that create and maintain user engagement. Additionally, developers may choose to build on other platforms, including platforms controlled by third parties, rather than building products that integrate with BNC’s products. BNC is continuously seeking to balance the distribution objectives of BNC’s developers with BNC’s desire to provide an optimal user experience, and BNC may not be successful in achieving a balance that attracts or retains such developers. In addition, as part of BNC’s efforts related to privacy, safety, and security, BNC intends to conduct investigations and audits of platform applications from time to time. In some instances, these actions will adversely affect BNC’s relationships with developers. If BNC is not successful in BNC’s efforts to grow the number of developers that choose to build products that integrate with BNC’s products or if BNC is unable to continue to build and maintain good relations with such developers, BNC’s user growth and user engagement as well as its financial results may be adversely affected.

Some developers, creators, and users on our Platform may make unauthorized, fraudulent, or illegal use of Bitnile Tokens, Coins and other digital goods or experiences on our Platform, including through unauthorized third-party websites or “cheating” programs.

Bitnile Tokens, Coins, and digital goods on our Platform have no monetary value outside of our Platform, and cannot be traded between accounts currently within bitnile.com, but users may in the future make unauthorized, fraudulent, or illegal sales and/or purchases of BitNile Tokens, Coins, and other digital goods on or off of our Platform, including through unauthorized third-party websites in exchange for real-world currency. For example, when trading between characters is implemented, some users may make fraudulent use of credit cards owned by others on our Platform to purchase Bitnile Tokens or coins and offer the purchased tokens and coins for sale at a discount on a third-party website.

While we plan to regularly monitor and screen usage of our Platform with the aim of identifying and preventing these activities, and regularly monitor third-party websites for fraudulent Bitnile products or digital goods offers as well as regularly send cease-and-desist letters to operators of these third-party websites, we are unable to control or stop all unauthorized, fraudulent, or illegal transactions in Bitnile Tokens, Coins, or other digital goods that occurs on or off of our Platform. Although we are not directly responsible for such unauthorized, fraudulent, and/or illegal activities conducted by these third parties, our user experience may be adversely affected, and users and/or developers may choose to leave our Platform if these activities are pervasive. These activities may also result in negative publicity, disputes, or even legal claims, and measures we take in response may be expensive, time consuming, and disruptive to our operations.

In addition, unauthorized, fraudulent, and/or illegal purchases and/or sales of Bitnile Tokens, Coins, or other digital goods on or off of our Platform, including through third-party websites, bots, fake accounts, or “cheating” or malicious programs that enable users to exploit vulnerabilities in the experiences on our Platform or our partners’ websites and platforms, could reduce our revenue and bookings by, among other things, decreasing revenue from authorized and legitimate transactions, increasing chargebacks from unauthorized credit card transactions, causing us to lose revenue and bookings from dissatisfied users who stop engaging with the experiences on our Platform, or increasing costs we incur to develop technological measures to curtail unauthorized transactions and other malicious programs.

Under the terms of service for our Platform, which developers, creators and users are obligated to comply with, we reserve the right to temporarily or permanently ban individuals for breaching our Terms of Use by violating applicable law or bitnile.com policies which include engaging in illegal activity on the Platform. We will also employe technological measures to help detect unauthorized transactions and continue to develop additional methods and processes through which we can identify unauthorized transactions and block such transactions. However, there can be no assurance that our efforts to prevent or minimize these unauthorized, fraudulent, or illegal transactions will be successful.

Due to unfamiliarity and some negative publicity associated with digital assets, BNC’s user base may lose confidence in products and services that utilize technology related to digital assets.

One of BNC’s products and experiences is a virtual market which facilitates the sales of digital assets from BNC as well as third party vendors like virtual real estate, digital art, user customizations and unique collectibles. Products and services that are based on digital assets are relatively new. The digital asset industry has companies that are unlicensed, unregulated, operate without supervision by any governmental authorities. As a result, users and the general public may lose confidence in digital assets, including BNC products and services. Companies like BNC that deal in digital assets are appealing targets for hackers and malware and may also be more likely to be targets of regulatory enforcement actions. Negative perception, a lack of stability and standardized regulation in the digital asset industry and the failure of digital asset focused companies due to fraud, business failure, hackers or malware, or government mandated regulation, may reduce confidence in BNC’s business. Any of these events could have a material and adverse impact on BNC’s business.

Risks Related to BNC’s Business Operations and Financial Results

Our business is highly competitive. Competition presents an ongoing threat to the success of BNC’s business.

BNC expects to compete with companies providing connection, sharing, discovery, and communication products and services to users online, as well as companies that sell advertising to businesses looking to reach consumers and/or develop tools and systems for managing and optimizing advertising campaigns. BNC faces significant competition in every aspect of BNC’s business, including, but not limited to, companies that facilitate the ability of users to create, share, communicate, and discover content and information online or enable marketers to reach their existing or prospective audiences. BNC expects to compete to attract, engage, and retain people who use BNC’s products, to attract and retain businesses that use BNC’s free or paid business and advertising services, and to attract and retain developers who build compelling applications that integrate with BNC’s products. BNC also expects to compete with companies that develop and deliver virtual and augmented reality products and services. As BNC introduces or acquires new products, or as other companies introduce new products and services, including as part of efforts to develop the metaverse or innovate through the application of new technologies such as artificial intelligence, BNC may become subject to additional competition.

Virtually all BNC’s current and potential competitors have greater resources, experience, or stronger competitive positions in the product segments, geographic regions, or user demographics in which BNC intends to operate than BNC does. For example, some of BNC’s competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than BNC could. These factors may allow BNC’s competitors to respond more effectively than BNC to new or emerging technologies and changes in market conditions. In the event that users engage with other products and services, BNC may never see any growth in use and engagement in key user demographics or more broadly, in which case BNC’s business would be harmed.

BNC’s competitors may develop products, features, or services that are similar to its own or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage against BNC, including: by making acquisitions; by limiting BNC’s ability to deliver, target, or measure the effectiveness of ads; by imposing fees or other charges related to BNC’s delivery of ads; by making access to BNC’s products more difficult or impossible; by making it more difficult to communicate with BNC’s users; or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. BNC’s competitors may, and in some cases will, acquire and engage users or generate advertising or other revenue at the expense of BNC’s own efforts, which would negatively affect BNC’s business and financial results. In addition, from time to time, BNC may take actions in response to competitive threats, but BNC cannot assure you that these actions will be successful or that they will not negatively affect BNC’s business and financial results.

Real or perceived inaccuracies in BNC’s community and other metrics may harm BNC’s reputation and negatively affect BNC’s business.

The numbers for BNC’s key metrics are calculated using internal company data based on the activity of user accounts, at times augmented by other sources. While these numbers are based on what BNC believes to be reasonable estimates of BNC’s user base for the applicable period of measurement, there are inherent challenges in measuring usage of BNC’s products across online and mobile populations around the world. The methodologies used to measure these metrics require significant judgment and are also susceptible to algorithm or other technical errors. In addition, BNC is seeking to establish mechanisms to improve its estimates of its user base, and such estimates may change due to improvements or changes in BNC’s methodology. BNC intends to regularly review BNC’s processes for calculating these metrics, and from time to time BNC expects to discover inaccuracies in these metrics or make adjustments to improve their accuracy.

The lack of comprehensive encryption for communications on the Platform may increase the impact of a data security incident.

Communications on the Platform are not comprehensively encrypted at this time. As such, any data security incident that involves unauthorized access, acquisition, disclosure, or use may be highly impactful to BNC’s business. BNC may experience considerable incident response forensics, data recovery, legal fees, and costs of notification related to any such potential incident, and BNC may face an increased risk of reputational harm, regulatory enforcement, and consumer litigation, which could further harm BNC’s business, financial condition, results of operations, and future business opportunities.

BNC relies on the experience and expertise of its senior management team and skilled employees with creative and technical backgrounds.

BNC’s success depends in part upon the continued service of its senior management team and key technical employees. Each of these employees could terminate his or her relationship with BNC at any time. Such employees, particularly game designers, engineers and project managers with desirable skill sets are in high demand, and BNC devotes significant resources to identifying, hiring, training, successfully integrating and retaining these employees. Hiring and retaining skilled employees to support BNC’s products and services is highly competitive. A lack of skilled technical workers or the loss of any member of BNC’s senior management team could delay or negatively impact BNC’s business plans, ability to compete, results of operations, cash flows and financial condition.

Risks Related to Government Regulation and Enforcement

Actions by governments that restrict access to BNC’s products in their countries, censor or moderate content on BNC’s products in their countries, or otherwise impair BNC’s ability to sell advertising in their countries, could substantially harm BNC’s business and financial results.

BNC expects that governments will from time to time seek to censor or moderate content available on BNC’s products, should such products ever be developed, distributed and used by customers, in their country, restrict access to BNC’s products from their country partially or entirely, or impose other restrictions that may affect the accessibility of BNC’s products in their country for an extended period of time or indefinitely. In addition, government authorities may seek to restrict user access to BNC’s products if they consider us to be in violation of their laws or a threat to public safety or for other reasons. It is also possible that government authorities could take action that impairs BNC’s ability to sell advertising, including in countries where access to BNC’s consumer-facing products may be blocked or restricted. In the event that content shown on BNC’s products is subject to censorship, access to BNC’s products is restricted, in whole or in part, in one or more countries, BNC would be required to or could elect to make changes to BNC’s future operations, or other restrictions are imposed on BNC’s products, or BNC’s competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that BNC cannot access or where BNC face other restrictions, BNC’s ability to increase BNC’s user base, user engagement, or the level of advertising by marketers may be adversely affected, and BNC may not be able to grow BNC’s revenue as anticipated, and BNC’s financial results could be adversely affected.

BNC’s business is subject to complex existing U.S. and foreign laws and regulations regarding privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, and other matters, many of which may be amended supplements by laws and regulations in the future. Many of these laws and regulations are subject to change and uncertain interpretation and applicability to BNC, and could result in claims, changes to BNC’s products and business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm BNC’s business.

BNC is subject to a variety of laws and regulations, changes in existing laws and regulations or the interpretations of them in the United States and abroad that will involve matters central to BNC’s business, including, but not limited to, privacy, data use, data protection and personal information, biometrics, encryption, rights of publicity, content, integrity, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, artificial intelligence and machine learning, electronic contracts and other communications, competition, protection of minors, consumer protection, civil rights, accessibility, telecommunications, product liability, e-commerce, digital assets, gaming, gambling, sweepstakes, promotions, taxation, economic or other trade controls including sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of BNC’s activities in certain jurisdictions, or other actions that BNC may take may subject it to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, consumer protection, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

BNC may incur substantial expenses to comply with laws and regulations or defend against a claim that BNC has not complied with them. Further, any failure on BNC’s part to comply with any relevant laws or regulations may subject BNC to significant civil or criminal liabilities, penalties, taxes, fees, costs and negative publicity. The application of existing domestic and international laws and regulations to BNC relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, digital assets, gambling, sweepstakes, promotions, consumer protection, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, and intellectual property ownership and infringement in many instances is unclear or unsettled. Further, the application to us of existing laws regulating or requiring licenses for certain businesses of BNC advertisers can be unclear. For example, BNC operates a social casino with a sweepstakes component, through which it offers real money prizes. It is unclear whether certain regulations relating to gaming, gambling, and sweepstakes apply to our operations. U.S. export control laws and regulations also impose requirements and restrictions on exports to certain nations and persons and on BNC’s business. Internationally, BNC may also be subject to laws regulating BNC’s activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country.

These U.S. federal, state, and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which BNC operates, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction and inconsistently with BNC’s current policies and practices. For example, regulatory or legislative actions or litigation affecting the manner in which BNC displays content to BNC’s users, moderate content, or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which BNC provides its services or adversely affect BNC’s financial results.

As its business develops, BNC expects to become subject to significant legislative and regulatory developments, and proposed or new legislation and regulations could significantly affect BNC’s business in the future. For example, BNC intends to implement certain product changes and controls as a result of requirements under the European General Data Protection Regulation (“GDPR”), and may implement additional changes in the future. The interpretation of the GDPR is still evolving and draft decisions in investigations are subject to review by several European privacy regulators as part of the GDPR’s consistency mechanism, which may lead to significant changes in the final outcome of such investigations. As a result, the interpretation and enforcement of the GDPR, as well as the imposition and amount of penalties for non-compliance, are subject to significant uncertainty. The California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), also establishes certain transparency rules and creates new data privacy rights for users, including limitations on BNC’s use of certain sensitive personal information and more ability for users to control the purposes for which their data is shared with third parties. Other states have proposed or enacted similar comprehensive privacy laws that afford users with similar data privacy rights and controls. These laws and regulations are evolving and subject to interpretation, and resulting limitations on BNC’s advertising services, or reductions of advertising by marketers, could adversely affect BNC’s advertising business.

These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions, have in the past led to, and may in the future lead to, unfavorable outcomes including increased compliance costs, loss of revenue, delays or impediments in the development of new products, negative publicity and reputational harm, increased operating costs, diversion of management time and attention, and remedies that harm BNC’s business, including fines or demands or orders that BNC modify or cease existing business practices.

Changes in laws affecting gaming, and sweepstakes, or the public perception of gaming, and sweepstakes may adversely impact our or BNC’s business.

BNC offers a number of products and services, which may include a selection of gaming options, including sweepstakes, and social gaming experiences. Social gaming experiences have recently been the subject of civil lawsuits, and some jurisdictions have taken an adverse position to interactive social gaming, including “social casinos” and sweepstakes-based gaming. This could lead to states adopting legislation or imposing a regulatory framework to govern interactive social gaming or social casino or sweepstakes-based gaming specifically. These could also result in a prohibition on interactive social gaming or social casino or sweepstakes-based gaming altogether, restrict BNC’s ability to advertise its games, or substantially increase BNC or our costs to comply with these regulations, all of which could have an adverse effect on our or BNC’s results of operations, cash flows and financial condition. It is not possible to predict the likelihood, timing, scope, or terms of any such legislation or regulation or the extent to which they may affect our or BNC’s business.

Regulators in the future may pass additional rules and regulations that could adversely affect our or BNC’s business. In May 2019, the World Health Organization adopted a new edition of its International Classification of Diseases, which lists gaming addiction as a disorder. The American Psychiatric Association (“APA”) and U.S. regulators have yet to decide whether gaming addiction should be considered a behavioral disorder, but the APA has noted that research and the debate on its classification are ongoing. Certain countries, including China and South Korea, have enacted regulations, such as imposing both gaming curfews and spending limits for minors, and established treatment programs aimed at addressing gaming addiction. It is not possible to predict the likelihood, timing, scope, or terms of any similar regulations in any of the markets in which BNC operates, or the extent to which implementation of such regulations may adversely affect our or BNC’s reputation and business.

Consumer protection and health concerns regarding games and gambling such as BNC’s have been raised in the past and may again be raised in the future. Such concerns could lead to increased scrutiny over the manner in which BNC’s games are designed, developed, distributed, and presented. We and BNC cannot predict the likelihood, timing or scope of any concern reaching a level that will impact its business, or whether it would suffer any adverse impacts to our or BNC’s results of operations, cash flows and financial condition.

Our reputation may be harmed due to unfamiliarity or negative press associated with activities BNC is undertaking, including the online metaverse landscape, virtual markets, real world goods marketplaces, gaming, social activities, sweepstakes, and digital assets.

BNC is focused on the development of the online metaverse landscape and is focused on immersive digital experiences, including virtual markets, real world goods marketplaces, gaming, social activities, sweepstakes, and more. The activities BNC is undertaking are based on technology that is relatively new. Many companies operating in similar industries are unlicensed, unregulated and/or operate without supervision by any governmental authorities. As a result, users and the general public may lose confidence in BNC’s products and services. Companies like BNC that deal in digital assets are appealing targets for hackers and malware and may also be more likely to be targets of regulatory enforcement actions. Negative perception, a lack of stability and standardized regulation in the industries in which BNC operates and the failure of similar companies due to fraud, business failure, hackers or malware, or government mandated regulation, may reduce confidence in our or BNC’s business. Any of these events could have a material and adverse impact on our or BNC’s reputation and business.

If BNC fails to protect users or is perceived to be failing to protect users, its business will suffer and results of operations could be materially and adversely affected.

Unfavorable publicity regarding, for example, BNC’s privacy, data security, or data protection practices, terms of service, product changes, product quality, litigation or regulatory activity, the actions of BNC users or developers, the use of the Platform for illicit or objectionable ends (including the use of the Platform to possibly entice children to interact off-Platform), actual or perceived incidents or misuses of user data or other privacy or security incidents, the substance or enforcement of community standards, the quality, integrity, characterization and age-appropriateness of content shared on the Platform, or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect BNC’s reputation. Although illicit activities are in violation of BNC’s terms and policies and BNC attempts to block objectionable material, BNC is unable to prevent all such violations from occurring and measures intended to make the Platform more attractive to older age-verified users may create the perception that the Platform is not safe for users. In addition, BNC maya faced allegations that its Platform has been used by criminal offenders to identify and communicate with children and to possibly entice them to interact off-Platform, outside of the restrictions of the chat, content blockers and other on-platform safety measures. While BNC devotes considerable resources to prevent this from occurring, any negative publicity could create the perception that BNC does not provide a safe online environment and may have an adverse effect on the size, engagement, and loyalty of its developer and user community, which would adversely affect business and financial results.

We may be subject to regulatory and other government investigations, enforcement actions, settlements, and other inquiries in the future, which could cause us to incur substantial costs or require us or BNC to change its business practices in a manner materially adverse to its business.

Should BNC’s business ever expand to a significant degree, we and BNC’s management expects to receive formal and informal inquiries from government authorities and regulators regarding BNC’s compliance with laws and regulations, many of which are evolving and subject to interpretation. In such a scenario, we and BNC expect to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, particularly in the areas of privacy and data protection, including with respect to minors, law enforcement, consumer protection, civil rights, content moderation, blockchain technologies, sweepstakes, promotions, gaming, gambling, and competition. In addition, we or BNC may in the future be subject to regulatory orders or consent decrees.

We or BNC may also become subject to various litigation and formal and informal inquiries and investigations by competition authorities in the United States, which may relate to many aspects of BNC’s future business, including with respect to users and advertisers, as well as BNC’s industry. Such inquiries, investigations, and lawsuits concern, among other things, BNC’s business practices in the areas of social networking or social media services, digital advertising, gambling, and sweepstakes activities and/or mobile or online applications.

Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us or BNC to incur substantial costs, expose us to civil and criminal liability (including liability for personnel) or penalties (including substantial monetary remedies), interrupt or require us or BNC to change its business practices in a manner materially adverse to our or BNC’s business (including changes products or user data practices), result in negative publicity and reputational harm, divert resources and the time and attention of management from our or BNC’s business, or subject us or BNC to other structural or behavioral remedies that adversely affect our or BNC’s business.

BNC expects, should its business ever develop, to be subject to regulatory and other government investigations, enforcement actions, settlements and other inquiries in the future, which could cause us BNC incur substantial costs or require BNC to change its business practices in a manner materially adverse to its business.

Should BNC’s business ever expand and to a significant degree, its management expects it to receive formal and informal inquiries from government authorities and regulators regarding BNC’s compliance with laws and regulations, many of which are evolving and subject to interpretation. In such a scenario, BNC expects to be the subject of investigations, inquiries, data requests, requests for information, actions, and audits in the United States, Europe, and around the world, particularly in the areas of privacy and data protection, including with respect to minors, law enforcement, consumer protection, civil rights, content moderation, and competition. In addition, BNC may in the future be subject to regulatory orders or consent decrees.

BNC may also become subject to various litigation and formal and informal inquiries and investigations by competition authorities in the United States, Europe, and other jurisdictions, which may relate to many aspects of BNC’s future business, including with respect to users and advertisers, as well as BNC’s industry. Such inquiries, investigations, and lawsuits concern, among other things, BNC’s business practices in the areas of social networking or social media services, digital advertising, and/or mobile or online applications.

Orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause BNC to incur substantial costs, expose us to civil and criminal liability (including liability for BNC’s personnel) or penalties (including substantial monetary remedies), interrupt or require BNC to change its business practices in a manner materially adverse to BNC’s business (including changes to BNC’s products or user data practices), result in negative publicity and reputational harm, divert resources and the time and attention of management from BNC’s business, or subject it to other structural or behavioral remedies that adversely affect BNC’s business.

Payment transactions may subject us to additional regulatory requirements and other risks that could be costly and difficult to comply with or that could harm BNC’s business.

Several of BNC’s future products may offer payments functionality, including enabling BNC’s users to purchase tangible, virtual, and digital goods from merchants and developers that offer applications using BNC’s payment infrastructure, send money to other users, and make donations to certain charitable organizations, among other activities. BNC is or may become subject to a variety of laws and regulations in the United States, Europe and elsewhere, including those governing anti-money laundering and counter-terrorist financing, money transmission, stored value, gift cards and other prepaid access instruments, electronic funds transfer, virtual currency, consumer protection, charitable fundraising, trade sanctions, and import and export restrictions. Depending on how BNC’s payment products evolve, BNC may also be subject to other laws and regulations including those governing gambling, sweepstakes, banking, and lending. In some jurisdictions, the application or interpretation of these laws and regulations is not clear. BNC’s efforts to comply with these laws and regulations could be costly and result in diversion of management time and effort and may still not guarantee compliance. In the event that BNC is found to be in violation of any such legal or regulatory requirements, BNC may be subject to monetary fines or other penalties such as a cease and desist order, or BNC may be required to make product changes, any of which could have an adverse effect on BNC’s business and financial results.

Risks Related to Data, Security, and Intellectual Property

Security breaches, improper access to or disclosure of BNC’s data or user data, other hacking and phishing attacks on BNC’s systems, or other cyber incidents could harm BNC’s reputation and adversely affect BNC’s business.

BNC’s industry is prone to cyber-attacks by third parties seeking unauthorized access to BNC’s data or users’ data or to disrupt BNC’s ability to provide service. BNC’s products and services involve the collection, storage, processing, and transmission of a large amount of data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of BNC’s data or user data, including personal information, content, or payment information from users, or information from marketers, could result in the loss, modification, disclosure, destruction, or other misuse of such data, which could harm BNC’s business and reputation and diminish BNC’s competitive position. In addition, computer malware, viruses, social engineering (such as spear phishing attacks), scraping, and general hacking continue to be prevalent in BNC’s industry and are expected to occur on BNC’s systems in the future. BNC expects to regularly encounter attempts to create false or undesirable user accounts, purchase ads, or take other actions on BNC’s platform for purposes such as spamming, spreading misinformation, or other objectionable ends. Such attacks may cause interruptions to the services BNC intends to provide, degrade the user experience, cause users or marketers to lose confidence and trust in BNC’s products, impair BNC’s internal systems, or result in financial harm to BNC. BNC’s efforts to protect its data or the information BNC receives, and to disable undesirable activities on BNC’s platform, may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance, including defects or vulnerabilities in BNC’s vendors’ information technology systems or offerings; government surveillance; breaches of physical security of BNC’s facilities or technical infrastructure; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to BNC’s data or BNC’s users’ data. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although BNC intends to try to develop systems and processes that are designed to protect BNC’s data and user data, to prevent data loss, to disable undesirable accounts and activities on BNC’s platform, and to prevent or detect security breaches, BNC cannot assure you that such measures, if implemented, will provide adequate security, that BNC will be able to react in a timely manner, or that BNC’s remediation efforts will be successful. The changes in BNC’s work environment as a result of certain personnel working remotely could also impact the security of BNC’s systems, as well as BNC’s ability to protect against attacks and detect and respond to them quickly.

In addition, some of BNC’s developers or other partners, such as those that help us measure the effectiveness of ads, may receive or store information provided by us or by BNC’s users through mobile or web applications integrated with BNC’s products. If these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, BNC’s data or BNC’s users’ data may be improperly accessed, used, or disclosed.

BNC expects to experience cyber-attacks and other security incidents of varying degrees from time to time, and BNC expects to incur significant costs in protecting against or remediating such incidents. In addition, BNC is subject to a variety of laws and regulations in the United States and abroad relating to cybersecurity and data protection. As a result, affected users or government authorities could initiate legal or regulatory actions against BNC in connection with any actual or perceived security breaches or improper access to or disclosure of data, which has occurred in the past and which could cause BNC to incur significant expense and liability or result in orders or consent decrees forcing BNC to modify its business practices. Such incidents or BNC’s efforts to remediate such incidents may also result in a decline in BNC’s active user base or engagement levels. Any of these events could have a material and adverse effect on BNC’s business, reputation, or financial results.

We anticipate that BNC’s efforts related to privacy, safety, security, and content review will identify additional instances of misuse of user data or other undesirable activity by third parties on BNC’s platform.

BNC intends to make investments in privacy, safety, security, and content review efforts to combat misuse of BNC’s services and user data by third parties, including investigations and audits of platform applications, as well as other enforcement efforts. As a result of these efforts, BNC anticipates that BNC will discover and announce additional incidents of misuse of user data or other undesirable activity by third parties. BNC may not discover all such incidents or activity, whether as a result of BNC’s data or technical limitations, including BNC’s lack of visibility over BNC’s encrypted services, the allocation of resources to other projects, or other factors, and BNC may be notified of such incidents or activity by the FTC, the media or other third parties. Such incidents and activities may in the future include the use of user data or BNC’s systems in a manner inconsistent with BNC’s terms, contracts or policies, the existence of false or undesirable user accounts, improper advertising practices, activities that threaten people’s safety on or offline, or instances of spamming, scraping, data harvesting, unsecured datasets, or spreading misinformation. BNC may also be unsuccessful in its efforts to enforce BNC’s policies or otherwise remediate any such incidents. Consequences of any of the foregoing developments include negative effects on user trust and engagement, harm to BNC’s reputation, changes to BNC’s business practices in a manner adverse to BNC’s business, and adverse effects on BNC’s business and financial results. Any such developments may also subject BNC to additional litigation and regulatory inquiries, which could subject BNC to monetary penalties and damages, divert management’s time and attention, and lead to enhanced regulatory oversight.

BNC’s products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in BNC’s systems, could adversely affect BNC’s business. The Platform and the technology of the third-party service providers upon which BNC relies are also subject to the risks of severe weather, earthquakes, fires, floods, hurricanes and other natural catastrophic events and to interruption by man-made problems such as terrorism or cyberattacks.

It is critical the success of the Platform that users be able to access BNC’s website, mobile apps and Platform at all times. BNC’s systems, or those of third parties upon which BNC relies, may experience service interruptions, degradation, outages, and other performance problems that interrupt the availability or affect the speed or functionality of BNC’s website, mobile apps and Platform due to a variety of factors, including severe weather, earthquakes, fires, floods, hurricanes, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, hardware and software defects or malfunctions, cyberattacks and other similar incidents. BNC’s products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, BNC’s products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage considerable amounts of data. The software and hardware on which BNC relies is expected to contain, errors, bugs, or vulnerabilities, and BNC’s systems are subject to certain technical limitations that may compromise BNC’s ability to meet BNC’s objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which BNC relies, or human error in using such systems, may in the future lead to outcomes including a negative experience for users and marketers who use BNC’s products, compromised ability of BNC’s products to perform in a manner consistent with BNC’s terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of BNC’s users and/or BNC’s intellectual property or other data, or reductions in BNC’s ability to provide some or all of BNC’s services. In addition, any errors, bugs, vulnerabilities, or defects in BNC’s systems or the software and hardware on which BNC relies, failures to properly address or mitigate the technical limitations in BNC’s systems, or associated degradations or interruptions of service or failures to fulfill BNC’s commitments to BNC’s users, are expected to lead to outcomes including damage to BNC’s reputation, loss of users, loss of marketers, prevention of its ability to generate revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect BNC’s business and financial results.

If BNC is unable to protect BNC’s intellectual property, the value of its brands and other intangible assets may be diminished, and its business may be adversely affected.

BNC relies, and expects to continue to rely on a combination of confidentiality, assignment, and license agreements with BNC’s employees, consultants, and third parties with whom BNC has relationships, as well as intellectual property laws, to protect BNC’s proprietary rights. In the United States and internationally, BNC expects to file various applications for protection of certain aspects of BNC’s intellectual property. Third parties may knowingly or unknowingly infringe BNC’s proprietary rights, third parties may challenge proprietary rights held by BNC in the future, and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which BNC operates or intends to operate. In any or all of these cases, BNC may be required to expend significant time and expense in order to prevent infringement or to enforce BNC’s rights. Although BNC expects to take measures to protect BNC’s proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to BNC’s and compete with BNC’s business. If the protection of BNC’s proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of BNC’s brands and other intangible assets may be diminished and competitors may be able to more effectively mimic BNC’s products, services and methods of operations. Any of these events could have an adverse effect on BNC’s business and financial results.

BNC expects to be party to patent lawsuits and other intellectual property rights claims that are expensive and time consuming and, if resolved adversely, could have a significant impact on BNC’s business, financial condition, or results of operations.

Companies, in particular established ones, in the internet, technology, and media industries typically own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. In the event that BNC ever develops a significant intellectual property portfolio, it would face similar challenges that established companies do. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. Furthermore, from time to time BNC may introduce or acquire new products, which could increase BNC’s exposure to patent and other intellectual property claims from competitors and non-practicing entities.

From time to time, BNC may receive notices from patent holders and other parties alleging that certain of BNC’s products and services, or user content, infringe their intellectual property rights. BNC expects, should its business ever develop, to be involved in a number of intellectual property lawsuits. Defending patent and other intellectual property litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all or even most cases. In addition, plaintiffs may seek, and BNC may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease some or all of BNC’s anticipated operations. BNC may seek, if possible, to settle such lawsuits and disputes on terms that are unfavorable to it. Similarly, if any litigation to which BNC is a party is resolved adversely, BNC may be subject to an unfavorable judgment that may not be reversed upon appeal, if appealed. The terms of such a settlement or judgment may require us to cease some or all of BNC’s operations or require us pay substantial amounts to the other party, which BNC may not be able to afford. In addition, BNC may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all, and may significantly increase BNC’s operating costs and expenses. As a result, BNC may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense, could result in less effective technology or practices or otherwise negatively affect the user experience, or may not be feasible. BNC’s business, financial condition, and results of operations could be adversely affected as a result of an unfavorable resolution of the disputes and litigation referred to above.

We rely on the ability to use the intellectual property rights of third parties, and we may lose the benefit of any intellectual property owned by or licensed to BNC.

Substantially all of our games rely on products, technologies and other intellectual property that are licensed from third parties. The future success of our business will depend, in part, on our ability to obtain, retain or expand licenses for technologies and services in a competitive market. We cannot assure that these third-party licenses, or support for such licensed technologies and services, will continue to be available to us on commercially reasonable terms, if at all. In the event that we lose the benefit of, or cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the technologies and services that include or incorporate the licensed intellectual property. In addition, we may not have the leverage to negotiate amendments to the Statement of Work, if required, on terms as favorable to us as those we would negotiate with an unaffiliated third party.

BNC may suffer from the use of a third-party platform for its primary development of the Platform.

BNC’s strategic decision to utilize a third-party platform for the primary development of the bitnile.com metaverse presents a variety of risks. The following events, should they occur, would have a materially adverse effect on our business, results of operations, financial condition, and future prospects:

●	Technological Dependencies: Employing a third-party platform for BNC’s operations creates significant technological dependencies, introducing a new set of potential risks. This dependence means that BNC’s operations on bitnile.com are tied to the stability, security, and strategic direction of the third-party provider’s platform. A primary concern is the risk of technical difficulties. In the event that the third-party platform experiences system failures, software bugs, or performance issues, BNC may encounter disruptions in its operations. This could include slowdowns, service interruptions, or even complete outages, affecting user experience and potentially leading to a loss of users, decreased activity, and subsequently, reduced revenues. Security is another critical area of concern. If the third-party platform suffers from security breaches, BNC could face the risk of data exposure. This could involve unauthorized access to user data or corporate information, leading to privacy infringements, potential violation of data protection laws, and damage to BNC’s reputation. The fallout from such a breach could extend to legal repercussions and loss of trust among users and shareholders. Further, any unexpected shift in the third-party provider’s product strategy could also pose a threat. If the provider decides to discontinue certain features, change its technology stack, or modify the platform in a way that is not compatible with BNC’s operations, it could leave BNC looking for new solutions. This could necessitate significant unplanned investment in modifications, alternative solutions, or even migration to a new platform, with associated costs and potential service disruptions.

●	Business Continuity: Utilizing a third-party platform as a cornerstone of operations introduces an element of risk concerning business continuity for BNC. The provider’s operations, which are outside BNC’s direct control, could be subject to various disruptions. This includes potential financial instability, service alterations, technological failures, or even company-wide shutdowns. Such interruptions can have a significant cascading effect on BNC’s operations, threatening the regular functioning of bitnile.com. In severe cases, this could lead to a prolonged suspension of services, leaving BNC unable to meet its commitments to customers, partners, or other stakeholders. The fallout can be manifold, ranging from revenue loss and diminished customer trust to reputational damage in the marketplace.

●	Competitive Landscape: Utilizing a third-party platform could inadvertently contribute to intensifying competitive pressures. Given that similar tools and services are available to other market players, BNC may find its competitive edge being eroded. Furthermore, if the third-party platform decides to venture into the metaverse market, BNC could be confronted with competition from its own service provider. Additionally, the choice of platform can indirectly influence BNC’s market position. If the platform falls out of favor in the industry or is overtaken by newer, more innovative solutions, BNC’s association with it could negatively impact its perceived market standing.

●	Intellectual Property: Employing third-party technology presents substantial intellectual property (“IP”) concerns. When the third-party provider retains the majority of the IP rights, it poses a significant risk for BNC. In such a situation, BNC’s operational framework may hinge on technology for which it does not hold ownership, potentially limiting the company’s flexibility to modify or adapt the technology to suit its evolving needs. The use of third-party technology brings with it the risk of potential intellectual property infringement claims. If the third-party platform unlawfully incorporates other companies’ technologies, BNC could find itself ensnared in legal disputes.

●	Regulatory Compliance: Utilizing a third-party platform can present complex challenges. While employing external technology can yield substantial operational advantages, it concurrently exposes BNC to potential compliance risks. These can surface if the third-party platform does not adhere strictly to all pertinent regulations, including but not limited to privacy laws, data protection statutes, and industry-specific standards. Non-compliance may trigger a broad range of legal consequences, from fines and penalties to enforcement actions by regulatory bodies. Additionally, compliance failure can inflict significant damage on BNC’s reputation, leading to a loss of trust among users, shareholders, and the broader public. This could potentially translate into a decline in user numbers, revenue, and market share. Furthermore, regulatory landscapes are dynamic and can change swiftly due to legislative amendments, court decisions, or shifts in policy enforcement. If the third-party provider fails to adapt to these changes promptly, BNC might find itself out of compliance unintentionally, exposing the company to the aforementioned risks.

We rely on Amazon Web Services for a portion of our cloud infrastructure in certain areas, and as a result any disruption of AWS would negatively affect our operations and significantly harm our business.

We rely on Amazon Web Services (“AWS”) a third-party provider for a portion of our backend services, including for some of our high-speed databases, scalable object storage, and message queuing services. For location-based support areas, we outsource certain aspects of the infrastructure relating to our Platform. As a result, our operations depend, in part, on AWS’ ability to protect their services against damage or interruption due to a variety of factors, including infrastructure changes, human or software errors, natural disasters, power or telecommunications failures, criminal acts, capacity constraints and similar events. Our developers, creators, and users need to be able to access our Platform at any time, without interruption or degradation of performance. Our Platform depends, in part, on the virtual cloud infrastructure hosted in AWS. Although we have disaster recovery plans that utilize multiple AWS availability zones to support our requirements, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, power loss, telecommunications failures, cyber-attacks, terrorist or other attacks, and other similar events beyond our control, could adversely affect our cloud-native Platform. Any disruption of or interference with our use of AWS could impair our ability to deliver our Platform reliably to our developers, creators, and users.

Additionally, threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse and general hacking have occurred and are becoming more prevalent in our industry, particularly against cloud-native services and vendors of security solutions. If AWS were to experience any of these security incidents, it could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our developers’, creators’, and users’ data or disrupt our ability to provide our Platform or service.

A prolonged AWS service disruption affecting our Platform for any of the foregoing reasons would adversely impact our ability to serve our users, developers, and creators and could damage our reputation with current and potential users, developers, and creators, expose us to liability, result in substantial costs for remediation, cause us to lose users, developers, and creators, or otherwise harm our business, financial condition, or results of operations. and users. We may also incur significant costs for using alternative hosting cloud infrastructure services or taking other actions in preparation for, or in reaction to, events that damage or interfere with the AWS services we use.

In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, we could experience interruptions in access to our Platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our Platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.

Risks Relating to Agora

In March 2023, the Company experienced a significant change in its business model as it has shifted its focus towards building out the Platform towards a revenue-generating model and away from the non-core legacy subsidiaries Agora and Zest Labs. As a result of the shift in business strategy, the related risk factors for Agora have been updated accordingly.

As the Company devotes substantially all of its growth capital towards building out the Platform, there may be minimal remaining growth capital, if any, to devote to Agora’s hosting business.

As a result of the Company’s change in business strategy as well as capital constraints, the Company has limited resources to devote to building out Agora’s hosting business. To date, Agora has been unable to fulfill the terms of the MSA it signed with BitNile, Inc. in December 2022, and the Company does not currently have clarity on if it will be able to successfully enter the hosting business.

Agora lacks an operating history in the digital asset hosting space, and its new business is subject to a number of significant risks and uncertainties which affect its future viability.

As of March 31, 2023, Agora has invested in a Bitcoin mining business which was then discontinued as Bitstream transitioned to a digital asset hosting model. That business, Bitstream, entered agreements and arrangements for equipment and power contracts. In order to proceed at its first digital asset hosting facility in Texas, it must enter into a long-term contract to purchase electric power from the power grid in Texas and use the power to mine Bitcoin on behalf of third parties as well as take advantage of future power shortages such as the one that affected Texas in the winter of 2021 and may be beginning to occur in Texas in June 2023. Among the risks and uncertainties are:

●	Agora is currently in discussions with a number of key players in this industry, but has not yet executed any definitive agreements to purchase the power needed from the retail power provider, and if it is able to enter into an agreement for the power, the terms may not be as attractive as it currently expects, which may threaten the profitability of this venture;

●	Although Agora entered into a MSA for digital asset hosting services for BitNile, Inc. in December 2022, it has not been able to successfully perform its obligations under that contract and does not know if it has the capital resources to fulfill its obligations under this contract or a digital hosting contract for another party now or at any point in the future;

●	If Agora is unable to enter into a definitive agreement with the power broker, any deposits Agora paid to the power broker will be forfeited and Agora will lack a source of affordable power. This would materially and adversely affect Agora’s ability to operate its digital asset hosting business and its financial condition. Agora has fully expensed the deposits as of March 31, 2023;

●	Agora purchased and received delivery of 5,000 Canaan AvalonMiner 841 miners; the hashrate versus the Bitcoin reward of these miners is not economically viable at today’s prices, and the market to sell these miners is minimal. As a result, the Company took an impairment charge on these miners for the fiscal year ended on March 31, 2023;

●	Agora’s team has minimal experience in commercial scale Bitcoin hosting operations;

●	Agora may have difficulty finding third parties willing to consign its miners to them for the purposes of executing on a hosting agreement;

●	Because of supply chain disruptions including those relating to computer chips, Agora could encounter delivery delays or other difficulties with the purchase, installing and operating of Agora’s power infrastructure at our facility, which would adversely affect its ability to generate material revenue from its operations;

●	There are a growing number of well capitalized digital asset hosting companies; and

●	Bans from governments such as China and New York, together with pending legislation in Congress and other regulatory initiatives threaten the ability to use Bitcoin as a medium of exchange and thus impact the demand for mining and hosting;

For all of these reasons, Agora’s digital asset hosting business may not be successful.

Agora is subject to risks associated with its need for sufficient real property and a continuous source of significant electric power at economically favorable prices, and its current efforts, outstanding litigation against Bitstream, and negotiations for these resources to commence and grow operations at its West Texas facilities may ultimately be unsuccessful.

Agora’s Bitcoin mining operations require both land on which to install mining equipment and significant amounts of electric power to operate such equipment. On December 10, 2021, Bitstream entered into a lease agreement pursuant to which Bitstream leased 20 acres of land for an initial term of 10 years and a subsequent term of 10 years to set up mining equipment in West Texas in exchange for monthly payments equal to 3% of the electricity costs. If Bitstream does not use the leased land for 12 consecutive months, the lease will terminate. On January 3, 2022, Agora finalized a land purchase agreement for a separate parcel of 20 acres of land ($12,500 per acre) in West Texas for $250,000, of which $125,000 was paid for by Priority Power Management (“PPM”) to assist in the funding as Agora goes through the registration statement process. Agora has no obligation to repay PPM and it has no ownership of the land. Agora has an option to sell back this land to the sellers at $400 per acre upon cessation of the land being used as a data center.

Additionally, Agora has already paid $1,096,000 to a power broker for assistance in obtaining 12 megawatts (“MW”) of electricity at this site, with the potential to increase the available capacity at the substation to 48 MW. Agora had entered into a second letter of intent for a second location in October 2021 where it has already paid $1,326,500 and committed to pay $1,628,000 upon the execution of a definitive agreement; however, these high costs and uncertainties may harm its ability to become profitable, particularly if the price of Bitcoin declines further or if Agora is unable to enter into definitive agreements for the power on favorable terms or at all. While Agora has arranged for the delivery of the transformers necessary to use up to 42 MW (with agreement to go to 78 MW in the next six to twelve months) of electricity, Agora has conditional and unconditional rights to two sites in West Texas for up to 372 MW, subject to approval by the local government, which is the only required approval needed. If Agora or the third parties with whom it contracts should fail to obtain, deliver and install the necessary items for the required energy as and when needed and on commercially viable terms, its results of operations and financial condition will be materially adversely affected. There may not be an alternative source of electricity, or the resources needed to access it, and the establishment and growth of Agora’s Bitcoin mining operations may be stifled or hindered as a result. The Company received $865,000 related to the deposits paid and expensed the remaining amounts related to these agreements in the fiscal year ended March 31, 2023.

The Company’s lack of capital has hindered Bitstream’s operations and resulted in various litigation related to Bitstream for lack of payment or lack of contract performance. On April 22, 2022, BitStream Mining and Ecoark Holdings were sued in Travis County, Texas District Court (Docket #79176-0002) by Print Crypto Inc. in the amount of $256,733.28 for failure to pay for equipment purchased to operate BitStream Mining’s Bitcoin mining operation. On July 15, 2022, BitStream Mining and two of their Management were parties to a petition filed in Ward County District Court by 1155 Distributor Partners-Austin, LLC d/b/a Lonestar Electric Supply in the amount of $414,026.83 for failure to pay for equipment purchased to operate the Company’s Bitcoin mining operation. On October 17, 2022, BitStream Mining was a party to a petition filed in Ward County District Court by VA Electrical Contractors, LLC in the amount of $1,666,187.18 for failure to pay for equipment purchased to operate the Company’s Bitcoin mining operation. See Legal Proceedings on page 38, for additional information.

Additionally, Agora’s digital asset hosting operations could be materially and adversely affected by prolonged power outages, and it may have to reduce or cease its operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electric power as occurred in Texas in the winter of 2021. While Agora intends to participate in the responsive reserve program of the Electric Reliability Council of Texas, or ERCOT, should this issue arise, which could offset some or all of the revenue losses, were this were to occur, its business and results of operations could nonetheless be materially and adversely affected, particularly if the reserve program fails.

Agora’s digital asset hosting costs could outpace its digital asset hosting revenues, which would continue to put a strain on its business or increase its losses.

Agora’s digital asset hosting operations will be costly and its expenses may increase in the future. This expense increase may not be offset by a corresponding increase in hosting revenue. Agora’s expenses may be greater than it anticipates, and its investments to make its digital asset hosting business more efficient may not succeed and may outpace monetization efforts. For example, if prices of Bitcoin decline or remain low, and power costs increase, Agora’s ability to become profitable will also decline. Similarly, increases in Agora’s costs without a corresponding increase in its revenue would increase our losses and could seriously harm our financial condition.

We are subject to a highly evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, prospects or operations.

Our business is subject to extensive laws, rules, regulations, policies and legal and regulatory guidance, including those governing securities, commodities, crypto asset custody, exchange and transfer, data governance, data protection, cybersecurity and tax. Many of these legal and regulatory regimes were adopted prior to the advent of the Internet, mobile technologies, crypto assets and related technologies. As a result, they do not contemplate or address unique issues associated with the crypto economy, are subject to significant uncertainty, and vary widely across U.S. federal, state and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules and regulations thereunder, evolve frequently and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto economy requires us to exercise our judgement as to whether certain laws, rules and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules and regulations, we could be subject to significant fines and other regulatory consequences, which could adversely affect our business, prospects or operations. As Bitcoin has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, SEC, the Financial Crimes Enforcement Network (“FinCEN”) and the Federal Bureau of Investigation) have begun to examine the operations of the Bitcoin network, Bitcoin users and the Bitcoin exchange market. Regulatory developments and/or our business activities may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

If politics in the United States, particularly the climate change movement, continues to affect Bitcoin mining, it could materially and adversely affect Agora’s business and future results of operation and financial condition.

Bitcoin mining uses very large amounts of electricity to operate the high speed computers used in mining. Because West Texas presently has low electricity rates, Agora arranged for power supplies there to support its planned operations. On November 23, 2022, the Governor of New York signed into law a bill passed by the State of New York legislature, which imposed a two-year moratorium on certain cryptocurrency mining, including Bitcoin mining. While this action does not directly impact Agora’s current operations, which would be conducted in Texas, it may be the beginning of a new wave of climate change regulations aimed at preventing or reducing the growth of Bitcoin mining in the U.S., including potentially jurisdictions in which Agora now operates or may in the future operate. While New York is currently a state under Democratic control and very supportive of climate change regulations in contrast to Texas, there is a risk that Democrats may gain control of Texas and enact legislation that would make Agora’s operations in Texas economically inviable. Further if other states begin to adopt legislation that makes cryptocurrency mining prohibitively expensive or bans it, it could create a surge of demand in Texas and increase the cost of power there. The above-described developments could also demonstrate the beginning of a regional or global regulatory trend in response to environmental and energy preservation or other concerns surrounding cryptocurrencies, and similar action in a jurisdiction in which Agora operates or in general could have devastating effects to our operations. If further regulation follows, it is possible that the digital asset hosting industry may not be able to adjust to a sudden and dramatic overhaul to our ability to deploy energy towards the operation of mining equipment.

The crypto economy is novel and has little to no access to policymakers or lobbying organizations, which may harm our ability to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms adverse to our business.

As crypto assets have grown in both popularity and market size, various U.S. federal, state and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in July 2019, then-U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about crypto assets. In recent months, members of Congress have made inquiries into the regulation of crypto assets, and Gary Gensler, Chair of the Commission, has made public statements regarding increased regulatory oversight of crypto assets. Outside the United States, several jurisdictions have banned so-called initial coin offerings, such as China and South Korea, while Canada, Singapore, Hong Kong, have opined that token offerings may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of crypto assets, contending that they are “ill-suited” to retail investors due to extreme volatility, valuation challenges and association with financial crimes. In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading, and in September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. In January 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for currencies.

The crypto economy is novel and has little to no access to policymakers and lobbying organizations in many jurisdictions. Competitors from other, more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials, and regulators that are concerned about the potential for crypto assets for illicit usage may affect statutory and regulatory changes with minimal or discounted inputs from the crypto economy. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the crypto economy or crypto asset platforms, which could adversely impact our business.

Agora’s hosting operations, including the miners, the housing infrastructure, the land and the facilities as a whole in which its miners are operated, are subject to risks related to uninsured or underinsured losses and potential damage and contingencies for which it may not be adequately prepared.

Agora’s initial facilities are, and any future facilities it may establish will be, subject to a variety of risks relating to housing all of its operations, which include keeping expensive revenue-generating equipment at a single physical location. Agora had insurance covering general liability, but elected to forgo renewing the policy until it has clear visibility into the future viability of its hosting operations. If, upon reviewing this policy and commencing hosting operations, the policy may not cover all potential losses fully or at all. For example, Agora’s facilities could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on a facility. The security and other measures Agora takes to protect against these risks may not be sufficient. In the event of an uninsured or under-insured loss, including a loss in excess of insured limits, at any of the miners in Agora’s network, such miners consigned to it for hosting by a third party, may not be adequately repaired in a timely manner or at all and Agora may lose some or all of the future revenues which could have otherwise been derived from such miners. To the extent the miners, the housing infrastructure in which they are held, or the land itself is permanently damaged, Agora may not be able to bear the cost of repair or replacement. Should any of these events transpire, Agora may not be able to recover, could lose a material amount of potential revenue, and its business and results of operations could be materially harmed as a result.

Agora has had difficulty and expects to continue to have difficulty collecting on its $4,250,000 note receivable received in exchange for its divestiture of Trend Holdings.

Agora was issued a Senior Secured Promissory Note by Trend Ventures, LP on June 16, 2022. The Trend Ventures Note was the consideration paid to Agora for the acquisition of Trend Discovery Holdings. The Trend Ventures Note is in the principal amount of $4,250,000. As of the date of this Annual Report, Agora has not received any principal or interest payments on this note. Agora amended the note on May 15, 2023 to allow Trend Ventures additional time to obtain the necessary resources for repayment. See Note 25 in our consolidated financial statements for details on the amendment. The Company has fully reserved this note receivable and accrued interest receivable as of March 31, 2023.

Risks Relating to Zest Labs

As the Company devotes substantially all of its growth capital towards building out the Platform, there may be minimal remaining growth capital, if any, to devote towards maintaining, licensing, or selling Zest Lab’s intellectual property or towards current or future intellectual property litigation.

As a result of the Company’s change in business strategy as well as capital constraints, the Company has had limited resources to devote to maintaining, licensing or selling Zest Lab’s intellectual property. Furthermore, the Company has limited resources to devote to current and future litigation other than that litigation which has been secured properly by a litigation funding firm.

Our ability to return shareholder value with respect to Zest Labs depends to a large extent on the outcome of the litigation related to protection of our intellectual property rights.

As previously disclosed, in April 2021, a federal jury found in our favor on three claims and awarded us damages in our lawsuit against Walmart Inc. and judgment was entered in our favor that same month. For more information including disclosure on recent events, see Item 3. “Legal Proceedings” in this Report.

We expect that Walmart will appeal the District Court’s decision. Intellectual property and similar litigation is subject to uncertainty. There is no assurance that we will be successful in our efforts related to this lawsuit or if we are, what amounts we will be able to recover.

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

Our success will depend to a significant degree upon the continued efforts of our key management, engineering and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on the roles of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as well as the shared staff in AAI that are currently managing BNC. In conjunction with the BNC transaction, the Company’s CEO, Randy May, and CFO, Jay Puchir, plan to depart the Company in good standing at a future date when the Company’s preferred shareholder, AAI, elects to appoint new officers in the Company, presuming that Nasdaq permits AAI to make such appointments. Additionally, the key personnel in the Company’s core business in AAI are currently working in dual roles within AAI and may not be able to devote full time efforts towards BNC.

Deterioration of global economic conditions could adversely affect our business.

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, fluctuating commodity prices and interest rates, volatile exchange rates, geopolitical issues, including the recent outbreak of armed conflict in Ukraine, natural disasters and pandemic illness, instability in credit markets, cost and terms of credit, consumer and business confidence and demand, a changing financial, regulatory and political environment, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. Furthermore, austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

The availability, cost and terms of credit also have been and may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers over the past several years, and a corresponding slowdown in global infrastructure spending.

Continued uncertainty in the U.S. and international markets and economies and prolonged stagnation in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to access capital markets and obtain capital lease financing to meet liquidity needs.

No assurance of successful expansion of operations.

Our significant increase in the scope and the scale of our operations, including the hiring of additional personnel, has resulted in significantly higher operating expenses. We anticipate that our operating expenses will continue to increase. Expansion of our operations may also make significant demands on our management, finances and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. We cannot assure that significant problems in these areas will not occur. Failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that attempts to expand our marketing, sales, manufacturing and customer support efforts will succeed or generate additional sales or profits in any future period. As a result of the expansion of our operations and the anticipated increase in our operating expenses, along with the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in its results of operations.

If we cannot manage our growth effectively, our results of operations would be materially and adversely affected.

We experienced a significant change in our business model as we have shifted its focus towards building out the Platform towards a revenue-generating model and away from the legacy subsidiaries Agora and Zest Labs. Our business model relies on our ability to generate revenue through gaming and sweepstakes events in the metaverse, which is a nascent industry. Businesses that grow rapidly often have difficulty managing their growth while maintaining their compliance and quality standards. If we grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing additional executive and key personnel capable of providing the necessary support. There can be no assurance that our management, along with our staff, will be able to effectively manage our growth. Our failure to meet the challenges associated with rapid growth could materially and adversely affect our business and operating results.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act which require, among other things, that public companies maintain effective disclosure controls and procedures and internal control over financial reporting.

Although our management concluded that our disclosure controls and procedures were effective as of March 31, 2023, any failure to maintain effective controls or any difficulties encountered in their implementation or improvement in the future could cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could result in loss of investor confidence and could have an adverse effect on our stock price.

If our accounting controls and procedures are circumvented or otherwise fail to achieve their intended purposes, our business could be seriously harmed.

We evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and annually review and evaluate our internal control over financial reporting in order to comply with the Commission’s rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain effective internal control over financial reporting or our management does not timely assess the adequacy of such internal control, we may be subject to regulatory sanctions, and our reputation may decline.

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

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete, and our products could infringe upon the intellectual property rights of others, resulting in claims against us, the results of which could be costly.

Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws and contractual obligations, these protections may not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. In order to defend our proprietary rights in the technology utilized in our products from third party infringement, we may be required to institute legal proceedings, which would be costly and would divert our resources from the development of our business. If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, our future results could be adversely affected.

Although we attempt to avoid infringing known proprietary rights of third parties in our product development efforts, we may become subject to legal proceedings and claims for alleged infringement from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, require us to reengineer or cease sales of our products or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making claims may be able to obtain an injunction, which could prevent us from selling our products in the U.S. or abroad.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Of 2,522,816 shares of common stock outstanding as of July10, 2023, approximately 2,212,944 shares are held by investors who are not our affiliates or holders of restricted stock. Of these 2,522,816 shares, 2,329,420 shares are unrestricted freely tradeable stock and 193,396 shares are being held as restricted shares. The remaining shares may be sold subject to the volume limits of Rule 144 which limits sales by any affiliate to the greater of 1% of outstanding shares in any three-month period or the average weekly trading volume over a four-week period. Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through an offering of our securities.

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

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to a number of factors, some of which may be outside our control, including but not limited to, the following factors:

●	future developments within BNC or the Platform and the results of any shareholder vote on the BNC transaction and any Nasdaq listing concerns arising from the BNC transaction;

●	changes in market valuations of companies in the nascent metaverse industry;

●	future events related to the market for Bitcoin including regulation;

●	the timing and record dates regarding the Company’s announced spin-offs;

●	regulatory initiatives from the Biden Administration;

●	specific regulations relating to the nascent industry of gaming or sweepstakes games in the metaverse;

●	announcements of developments by us or our competitors;

●	the continuation of the stock market slump, rising interest rates, and any related adverse events affecting the economy;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, significant contracts, or other material developments that may affect our prospects;

●	the results of the Walmart litigation;

●	actual or anticipated variations in our operating results;

●	adoption of new accounting standards affecting our industry;

●	future planned departures of the Company’s CEO, CFO, and CAO to be replaced by appointees by AAI, the Company’s most significant shareholder;

●	additions or departures of other key personnel or directors;

●	sales of our common stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

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

We have stock options and warrants outstanding that are exercisable for shares of our common stock, and as a result of our sale of Series A Preferred Stock in June of 2022 to Ault Lending, a wholly owned subsidiary of AAI, Ault Lending could convert additional shares of the Series A and cause dilution to the Company’s other investors. To the extent that such outstanding securities are converted into shares of our common stock, or securities are issued in future financings, our investors may experience dilution with respect to their investment in us.

Future changes in the fair value of outstanding warrants could result in volatility of our reported results of operations.

Because of the derivative liability caused by our outstanding warrants, the increase or decrease in our common stock price each quarter (measured from the first day to the last day) is either a non-cash expense or income. If the price rises, we are required to report the expense, which increases our actual operating loss. Contrarily a price decrease in a given quarter will cause us to report income. The risk is principally that investors will react to our reported bottom line, which will increase volatility in our stock price.

Because we can issue “blank check” preferred stock without shareholder approval, it could adversely impact the rights of holders of our common stock.

Under our Articles of Incorporation, subject to the approval of the Series A holder, Ault Lending, our Board of Directors, may approve an issuance of up to 5,000,000 shares of “blank check” preferred stock without seeking shareholder approval, though in certain cases Nasdaq approval could be required. Any additional shares of preferred stock that we issue in the future may rank ahead of our common stock in terms of dividend or liquidation rights and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which would dilute the value of common stock to current shareholders and could adversely affect the market price of our common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are a public company and subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if our internal control over financial reporting continues to not be effective as defined under Section 404, we could be subject to sanctions or investigations by the NYSE American, the Commission, or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, particularly if we become fully subject to Section 404 and its auditor attestation requirements, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. Our research coverage by industry and financial analysts is currently limited. Even if our analyst coverage increases, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The elimination of monetary liability against our directors, officers and employees under law and the existence of indemnification rights for or obligations to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contains a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We do not anticipate paying dividends on our common stock and, accordingly, stockholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our Board and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our Board. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

Because the COVID-19 pandemic has had a material adverse effect on the economy, the uncertainty relating to its continuation may have a future adverse effect on our business, results of operations, and future prospects.

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

Disruptions and/or uncertainties related to a new strain of COVID-19 for a sustained period of time could have a material adverse impact on our business, results of operations and financial condition. Supply chain delays and shortages of Bitcoin miners and other equipment such as transformers may adversely affect BitNile especially its plans to further develop and monetize its metaverse business. Increased transportation, electrical supply, labor or other costs which may result from COVID-19 could have a material adverse effect on our financial condition, and results of operations.

Furthermore, the effect of another serious COVID-19 outbreak on financial markets and on our Company may limit our ability to raise additional capital in the future on the terms acceptable to us at the time we need it, or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Because we are a smaller reporting company, this section is not applicable.

ITEM 2. PROPERTIES

Headquarters

The Company currently leases office space in San Antonio, Texas for its headquarters but recently subleased the office space out to a new tenant as the Company is minimizing its office space to save costs. The current property lease runs through November 2023.

The Company currently leases space through October 2026 in Charleston, South Carolina for Agora’s offices.

Bitcoin Mining Facilities

Agora owns a separate parcel of 20 acres in West Texas which it purchased for $250,000 on January 3, 2022, of which $125,000 was paid for by PPM to assist in the funding as Agora goes through the registration statement process. Agora has no obligation to repay PPM and they have no ownership of the land. Agora has an option to sell back this land to the sellers at $400 per acre upon cessation of the land being used as a data center. Agora intends to use the land for its Bitcoin mining operations.

We currently anticipate that the current leased space will be sufficient to support our current and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

Litigation Matters

The Company is involved in litigation arising from other matters in the ordinary course of business. We are regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil penalties, or other adverse consequences.

Certain of these outstanding matters include speculative, substantial or indeterminate monetary amounts. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.

With respect to our other outstanding matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such matters is inherently unpredictable and subject to significant uncertainties.

●	On August 1, 2018, Ecoark and Zest Labs filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest Labs a total of $115 million in damages (subsequently reduced to $110 million) which includes $65 million in compensatory damages (subsequently reduced to $60 million) and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest Labs’ trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest Labs’ trade secrets. We expect Walmart to continue to vigorously defend the litigation and to oppose the verdict in post-trial motions and an appeal. The Company has filed post-trial motions to add an award for its attorneys’ fees as the prevailing party in the litigation. In addition to other post-trial motions, Walmart, Inc. has filed a renewed motion for judgment as a matter of law or, in the alternative, for remittitur or a new trial. As of the date of this Report, the court has allowed post-trial discovery but has not ruled on the motion for new trial.

●	On September 21, 2021, Ecoark Holdings and Zest Labs filed a complaint against Deloitte Consulting, LLP (“Deloitte”) in the Eight Judicial District Court in Clark County, Nevada. The complaint was for violation of the Nevada Uniform Trade Secret Act and was also seeking a preliminary and permanent injunction, attorney’s fees, and punitive damages. Zest Labs began working with Deloitte in 2016, in a confidential matter in a pilot program that Zest Labs had been engaged for by Walmart. Zest Labs engaged in significant discussions, presentations, demonstrations, and information downloads with Deloitte who specifically acknowledged that this information was confidential. In June 2023, this case was dismissed.

●	On April 22, 2022, BitStream Mining and Ecoark Holdings were sued in Travis County, Texas District Court (Docket #79176-0002) by Print Crypto Inc. in the amount of $256,733.28 for failure to pay for equipment purchased to operate BitStream Mining’s Bitcoin mining operation. The defendants intend to vigorously defend themselves and have filed counterclaims in the 353rd Judicial District in Travis County, Texas on May 6, 2022 for fraudulent inducement, breach of contract, and for payment of attorney’s fees and costs. The Company provided additional documents to our attorneys on October 7, 2022, and there is no update since then. The Company has accrued the full amount of the claim in its consolidated financial statements as of March 31, 2023.

●	On July 15, 2022, BitStream Mining and two of their Management were parties to a petition filed in Ward County District Court by 1155 Distributor Partners-Austin, LLC d/b/a Lonestar Electric Supply in the amount of $414,026.83 for failure to pay for equipment purchased to operate the Company’s Bitcoin mining operation. The Company filed a petition to remove one of its Management from the claim in December 2022, and there is no update since then. The Company has accrued the full amount of the claim in its consolidated financial statements as of March 31, 2023.

●	On October 17, 2022, BitStream Mining was a party to a petition filed in Ward County District Court by VA Electrical Contractors, LLC in the amount of $1,666,187.18 for failure to pay for equipment purchased to operate the Company’s Bitcoin mining operation. The Company’s registered agent was served with this lawsuit on January 3, 2023, the Company answered the claim in January, and is in process of supplying documents for discovery. The Company has accrued the full amount of the claim in its consolidated financial statements as of March 31, 2023.

In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “BNMV”. The last reported sale price of our common stock as reported by Nasdaq on July 10, 2023 was $1.04.

Holders

As of the date of this Annual Report, we had approximately 898 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Pacific Stock Transfer, located at 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2023 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Annual Report.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in this Annual Report, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	Adverse economic conditions;

●	Our ability to effectively execute our business plan;

●	Inability to raise sufficient additional capital to operate our business;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in highly competitive and evolving industries;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and

●	Other specific risks referred to in the section entitled “Risk Factors”.

We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. All forward-looking statements speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statements or other information contained herein unless required by law.

Information regarding market and industry statistics contained in this Annual Report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the section entitled “Risk Factors” for a more detailed discussion of risks and uncertainties that may have an impact on our future results.

Overview

BitNile Metaverse, Inc. (“BitNile Metaverse,” “Ecoark Holdings” or the “Company”) is a holding company, incorporated in the State of Nevada on November 19, 2007. Through September 30, 2022, Ecoark Holdings’ former subsidiaries with the exception of Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) and Zest Labs, Inc. (“Zest Labs”) have been treated as divested for accounting purposes. See Notes 1 and 2 to the financial statements included in this Annual Report. As a result of the divestitures, all assets and liabilities of the former subsidiaries have been reclassified to discontinued operations on the consolidated balance sheet for March 31, 2022 and all operations of these companies have been reclassified to discontinued operations and gain on disposal on the consolidated statements of operations for the fiscal year ended March 31, 2023.

Prior to the recent divestitures, the Company’s principal subsidiaries consisted of Ecoark, Inc. (“Ecoark”), a Delaware corporation that was the parent of Zest Labs, Banner Midstream Corp., a Delaware corporation (“Banner Midstream”) and Agora which was assigned the membership interest in Trend Discovery Holdings LLC, a Delaware limited liability corporation (all references to “Trend Holdings” or “Trend” are now synonymous with Agora) from the Company on September 17, 2021 upon its formation, which includes Bitstream Mining, LLC, the Company’s Bitcoin mining subsidiary.

Recent Developments

During the current fiscal year ending March 31, 2023, the Company engaged in the following transactions:

●	On July 25, 2022 the Company sold White River Holdings Corp (“White River”) and with it its oil and gas production business to White River Energy Corp, formerly Fortium Holdings Corp. (“WTRV”) in exchange for 1,200 shares of WTRV’s non-voting Series A Convertible Preferred Stock (the “WTRV Series A”). Subject to certain terms and conditions set forth in the Certificate of Designation of the WTRV Series A, the WTRV Series A will become convertible into 42,253,521 shares of WTRV’s common stock upon such time as (A) WTRV has filed a Form S-1, with the Securities and Exchange Commission (the “SEC”) and such Form S-1 has been declared effective, and (B) BitNile Metaverse elects to distribute shares of its common stock to its stockholders. The Form S-1, as amended, is pending SEC Staff review.

●	On August 23, 2022 the Company sold Banner Midstream, which consisted of its transportation business to Wolf Energy Services, Inc. (formerly Enviro Technologies US, Inc.) (“Wolf Energy”) in exchange for 51,987,832 shares of the Wolf Energy common stock.

●	In September 2022, the Company announced a record date of September 30, 2022 for the spin-offs of common stock of Wolf Energy and WTRV to holders of the Company’s common stock and preferred stock (on an as-converted basis).

●	Agora entered into a Master Services Agreement (“MSA”) on December 7, 2022 with Bitnile, Inc., a wholly owned subsidiary of Ault Alliance, Inc. (“AAI”), whereby BitNile, Inc. agreed to provide mining equipment which Agora would host at its West Texas location and supply the electricity for the cryptocurrency mining. The MSA requires Agora to initially provide up to 12MW of electricity at the West Texas site for BitNile Inc.’s use. An additional 66MW of power can be made available to BitNile Inc. as well for a total of 78MW. To meet this obligation, the Company is required to raise at least $5,000,000 to enable the build out of the hosting facility, including the initial 12MW of power within 45 days of the date of the MSA, which deadline was not met.

●	On January 24, 2023, the Company entered into an At-The-Market (“ATM”) Issuance Sales Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”) as sales agent, pursuant to which the Company may issue and sell from time to time, through Ascendiant, shares of the Company’s common stock, with offering proceeds of up to $3,500,000. In connection with the ATM offering, the Series A holder agreed to reduce its secondary offering of shares of common stock issuable upon conversion of the Series A it holds by $3,500,000. The ATM offering has been terminated as of June 16, 2023 because it had achieved its objective of raising capital of approximately $3,500,000.

●	On February 8, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) by and among AAI, the owner of approximately 86% of BitNile.com, Inc. (“BNC”), and the minority stockholders of BitNile.com (the “Minority Shareholders”). Pursuant to thehe SEA, subject to the terms and conditions set forth therein, the Company acquired all of the outstanding shares of capital stock of BitNile.com as well as the common stock of Earnity, Inc. beneficially owned by BNC (which represents approximately 19.9% of the outstanding common stock of Earnity, Inc. as of the date of the SEA), in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of the Company to be issued to Ault (the “Series B”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of the Company to be issued to the Minority Shareholders (the “Series C,” and together with the Series B, the “Preferred Stock”). The Series B and the Series C, the terms of which are summarized in more detail below, each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of $100,000,000, and subject to adjustment are convertible into a total of up to 13,333,333 shares of the Company’s common stock, which represent approximately 92.4% of the Company outstanding common stock on a fully-diluted basis. The Company has independently valued the Series B and Series C as of the date of acquisition. The combined value of the shares issued to AAI was $53,913,000 using a blended fair value of the discounted cash flow method and option pricing method. See Note 3 for the details on the asset acquisition and Note 17 for details on the Series B and C Preferred Stock.

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

Pursuant to the Series B Certificate, each share of Series B is convertible into a number of shares of the Company’s common stock determined by dividing the Stated Value by $7.50, or 1,333 shares of common stock, subject to Nasdaq and shareholder approval. The conversion price is subject to certain adjustments, including potential downward adjustment if the Company closes a qualified financing resulting in at least $25,000,000 in gross proceeds at a price per share that is lower than the conversion price. The Series B holders are entitled to receive dividends at a rate of 5% of the Stated Value per annum from issuance until February 7, 2033 (the “Dividend Term”). During the first two years of the Dividend Term, dividends will be payable in additional shares of Series B rather than cash, and thereafter dividends will be payable in either additional shares of Series B or cash as each holder may elect. If the Company fails to make a dividend payment as required by the Series B Certificate, the dividend rate will be increased to 12% for as long as such default remains ongoing and uncured. Each share of Series B also has an $11,000 liquidation preference in the event of a liquidation, change of control event, dissolution or winding up of the Company, and ranks senior to all other capital stock of the Company with respect thereto other than the Series C with which the Series B shares equal ranking. Each share of Series B is entitled to vote with the Company’s common stock at a rate of 300 votes per share of common stock into which the Series B is convertible.

In addition, for as long as at least 25% of the shares of Series B remain outstanding, AAI (and any transferees) must consent rights with respect to certain corporate events, including reclassifications, fundamental transactions, stock redemptions or repurchases, increases in the number of directors, and declarations or payment of dividends, and further the Company is subject to certain negative covenants, including covenants against issuing additional shares of capital stock or derivative securities, incurring indebtedness, engaging in related party transactions, selling of properties having a value of over $50,000, altering the number of directors, and discontinuing the business of any subsidiary, subject to certain exceptions and limitations.

On April 27, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “Investors”) providing for the issuance of (i) Senior Secured Convertible Notes (individually, a “Note” and collectively, the “Notes”) with an aggregate principal face amount of $6,875,000, which Notes are convertible into shares of our common stock (the “Conversion Shares”); and (ii) five-year warrants to purchase an aggregate of 2,100,905 shares of common stock. The maturity date of the Notes is April 27, 2024.

Pursuant to the SPA, we and certain of our subsidiaries and Arena Investors, LP, as the collateral agent on behalf of the Investors (the “Agent”) entered into a security agreement (the “Security Agreement”), pursuant to which we (i) pledged the equity interests in our subsidiaries and (ii) granted to the Investors a security interest in, among other items, all of our deposit accounts, securities accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds therefrom (the “Assets”). In addition, pursuant to the Security Agreement, the subsidiaries granted to the Investors a security interest in its Assets and, pursuant to a subsidiary guarantees, jointly and severally agreed to guarantee and act as surety for our obligation to repay the Notes and other obligations under the SPA, the Notes and Security Agreement (collectively, the “Loan Agreements”).

The Notes have a principal face amount of $6,875,000 and bear no interest (unless an event of default occurs) as they were issued with an original issuance discount of $1,375,000. The maturity date of the Notes is April 27, 2024. The Notes are convertible, subject to certain beneficial ownership limitations, into Conversion Shares at a price per share equal to the lower of (i) $3.273 or (ii) the greater of (A) $0.504 and (B) 85% of the lowest volume weighted average price of our common stock during the ten (10) trading days prior to the date of conversion (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

The terms, rights, preferences and limitations of the Series C are substantially the same as those of the Series B, except that the Series B holds certain additional negative covenant and consent rights, and Series C holders vote with the Company’s common stock on an as-converted basis, subject to Nasdaq and shareholder approval. The Company is required to maintain a reserve of authorized and unissued shares of common stock equal to 200% of the shares of common stock issuable upon conversion of the Preferred Stock, which is initially 26,666,667 shares.

Pending shareholder approval of the transaction, the Series B and the Series C combined are subject to a 19.9% beneficial ownership limitation. That limitation includes shares of Series A issued to Ault Lending on June 8, 2022 and any common stock held by Ault Lending. Certain other rights are subject to shareholder approval as described below. The SEA provides that the Company will seek shareholder approval following the closing, which occurred March 6, 2023. The entire transaction is subject to compliance with Nasdaq Rules and the Series B and Series C Certificates each contain a savings clause that nothing shall violate such Rules. Nasdaq may nonetheless disregard the savings clause.

Under the SEA, effective at the closing AAI is entitled to appoint three of the Company’s directors, and following receipt of approval from the Company’s shareholders, a majority of the Company’s directors. To date, AAI has only sought, and received, the appointment of one individual as a director. The SEA also provides the holders of Preferred Stock with most favored nations rights in the event the Company offers securities with more favorable terms than the Preferred Stock for as long as the Preferred Stock remains outstanding. Under the SEA, while any Preferred Stock is outstanding, the Company is prohibited from redeeming or declaring or paying dividends on outstanding securities other than the Preferred Stock. Further, the SEA prohibits the Company from issuing or amending securities at a price per share below the conversion price of the Preferred Stock, or to engage in variable rate transactions, for a period of 12 months following the closing.

The SEA further provides that following the closing the Company will prepare and distribute a proxy statement and hold a meeting of its stockholders to approve each of the following: (i) the SEA and the transactions contemplated thereby, (ii) a ratification of the Third Certificate Designations of Rights, Preferences, and Limitations of the Series A, (iii) a reverse stock split with a range of between 1-for 2 and 1-for-20 (which rations may be amended), (iv) a change in the Company’s name to BitNile Metaverse, Inc., (v) an increase of the Company’s authorized common stock to 1,000,000,000 shares of common stock; and (vi) any other proposals to which the Parties shall mutually agree. In addition, pursuant to the SEA the Company agreed to use its reasonable best efforts to effect its previously announce spin-offs of the common stock of Wolf Energy and White River held by or issuable to the Company, use its best efforts to complete one or more financings resulting in total gross proceeds of $100,000,000 on terms acceptable to AAI, and financially support the ongoing Zest Labs litigation. The holders of the Series B and Series C will not participate in the aforementioned spin-offs and distribution. In connection with the SEA, the Company and AAI also agreed that the net litigation proceeds from the Zest Labs litigation that was ongoing as of November 15, 2022 would be held in a trust for the benefit of the Company’s stockholders of record as of such date.

In connection with the SEA, the Company also entered into a Registration Rights Agreement with AAI and the Minority Shareholders pursuant to which the Company agreed to file a registration statement on Form S-3 or Form S-1 with the Securities and Exchange Commission (the “SEC”) registering the resale by the holders of the Preferred Stock and/or the shares of common stock issuable upon conversion of the Preferred Stock, to be initially filed within 15 days of the closing, and to use its best efforts to cause such registration statement to be declared effective by the SEC within 45 days thereafter, subject to certain exceptions and limitations.

The SEA contains certain representations and warranties made by each of the Company, AAI and the Minority Shareholders. Since the closing, BNC has continued as a wholly owned subsidiary of the Company, BNC’s principal business entails the development and operation of a metaverse platform, the beta for which launched on March 1, 2023. This transaction closed on March 7, 2023.

●	On March 15, 2023, following approval of the Board of Directors in accordance with Nevada law, the Company filed Articles of Merger with the Nevada Secretary of State, thereby merging a newly-formed shell corporation into the Company which was the surviving corporation. As permitted by Nevada law, pursuant to the merger the Company’s name was changed to BitNile Metaverse, Inc. The name change, which was effective immediately, was made in connection with the Company’s previously disclosed acquisition of BNC.

The Company’s goal is to spin-off all of the Wolf Energy common stock and WTRV common stock to the Company’s shareholders in calendar year 2023, although because of regulatory delays or other reasons we may not meet that deadline.

Future Spin-Offs

As described in this Annual Report, BitNile Metaverse’s goal is to spin-off its common stock of White River and Wolf Energy. While the Company previously planned on spinning off Zest Labs common stock through the filing of a Form 10 with the Securities Exchange Commission, the Company decided not to proceed with that spin-off. Due to market conditions, the Company decided it was inadvisable to seek to raise capital for Zest Labs, which it needed to operate as a stand-alone public company. To protect the Company’s shareholders, it granted its shareholder of record as of September 30, 2022 the right to receive 95% of any the potential net proceeds realized from either the Zest Labs litigation with Walmart and Deloitte, which is described under Note 15 to the financial statements contained in this Annual Report. That right is part of the Zest Labs certificate of incorporation. Under the SEA, the Series B and Series C preferred shareholders agreed that they will not participate in any of these distributions if the transaction closes. The Company currently plans to transfer all of the common stock of Zest Labs Inc. into a limited liability company, of which any net proceeds from the sale or licensing of Zest intellectual property or the aforementioned potential net proceeds from Zest litigation would be distributed to the Company’s shareholders of record as of November 15, 2022.

Following the above transactions, the Company’s only remaining subsidiaries are Agora, which ceased mining Bitcoin but is now exploring operating as a hosting company for Bitcoin mining ventures, and Zest Labs which holds technology and related intellectual property rights for fresh food solutions and is not operating due to ongoing litigation involving its technology an intellectual property.

Segment Reporting for the Year ended March 31, 2023 and 2022:

As a result of the sales of White River and Banner Midstream, and the immaterial nature of the operations of Zest Labs, the Company no longer segregates its operations as most of the continuing operations are related to Agora.

Key Trends

Impact of Inflation

In 2022 and continuing into 2023, there has been a sharp rise in inflation in the U.S. and globally. Given our limited operations, the most significant future impact will be on employee salaries and benefits and electricity costs.

Impact of COVID-19

COVID-19 may continue to affect the economy and our business, depending on the vaccine rollouts and the emergence of virus mutations as well as the impact of supply chain disruptions.

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for the fiscal year ended March 31, 2023 and 2022 included in this Report.

COVID-19 has been a contributing factor in supply and labor shortages which have been pervasive in many industries. The extent to which a future COVID-19 outbreak, and other adverse developments may impact on the Company’s results will depend on future developments that are highly uncertain and cannot be predicted.

Results of Operations for Continuing Operations for the Year Ended March 31, 2023 and 2022

The discussion of our results of operations should be evaluated considering that our primary subsidiaries were sold in the year ended March 31, 2023 and their results of operations are now treated as discontinued operations. Accordingly, period to period comparisons may not be meaningful.

Revenues

The Company had no revenue in the fiscal year ended March 31, 2023 (“FY 2023”) and had $27,182 in 2022 (“FY 2022”) as it had just recently commenced Bitcoin mining operations. Agora has recently focused on becoming a hosting company as reflected below. To that end, Agora entered into the MSA with BitNile, Inc., a wholly owned subsidiary of AAI described above, whereby Agora agreed to host BitNile, Inc.’s cryptocurrency mining equipment at Agora’s West Texas location and supply the electricity for the cryptocurrency mining.

The Company’s Bitcoin operations began in the fiscal year ended March 31, 2022 and ceased on March 3, 2022 due to the low price of Bitcoin and the inability of Agora to timely complete its initial public offering which created a working capital issue. The Company intends to refocus Agora to operating as a hosting company providing infrastructure and energy to cryptocurrency mining enterprises assuming the Company can raise the necessary capital. Unless and until we are successful in generating revenue for Agora or acquire another operating.

The Company’s metaverse operations via BNC are nascent and only launched in March 2023, so no revenues were realized from those operations from the time of the completion of the acquisition on March 6, 2023, through fiscal year-end on March 31, 2023.

Cost of Revenues and Gross Profit

Cost of revenues for FY 2023 were $263,954 as compared to $183,590 for FY 2022. We expect the cost of revenues to increase once we have commenced Agora’s hosting operations.

Operating Expenses

Total operating expenses were $27,981,218 for FY 2023 compared to $15,871,208 for FY 2022. The increase from the prior year was primarily related to higher salaries and salaries related costs of $12,105,003 in FY 2023 compared to $9,092,412 in FY 2022 related to higher stock-based compensation in FY 2023 compared to FY 2022, an increase in bad debt expense of $4,418,229 in FY 2023 compared to zero in FY 2022 due to establishing a full reserve of the principal and interest receivable of the Trend Ventures Note, higher SG&A costs of $2,636,454 compared to FY 2022 primarily related to development costs at Agora, and higher depreciation, amortization and impairment expenses of $1,773,120 in FY 2023 compared to $347,306 in FY 2022 due to impairment of fixed assets of $1,655,969 at Agora.

Other Income (Expense)

Total other expense was ($29,289,682) in FY 2023 compared to total other income of $14,805,382 in FY 2022, almost all of which was non-cash. Change in fair value of derivative liabilities for FY 2023 was a non-cash gain of $4,312,366 compared to a non-cash gain of $15,386,301 in FY 2022. This variance was related to the changes in our stock price. A change in the fair value of the preferred stock derivative liability for FY 2023 was a gain of $28,611,760 and a gain of $14,365,276 related to the preferred stock derivative liability at inception was offset by a decrease in the fair value of the investment in White River Energy Corp of ($20,775,215) and a loss on acquisition of Bitnile.com of ($54,484,279), and interest expense, net of ($744,895). Interest expense, net was ($580,919) in FY 2022.

Net Income (Loss) from Continuing Operations

Net loss from continuing operations for FY 2023 was ($57,534,854) as compared to net loss from continuing operations of ($1,222,234) for FY 2022. The increased loss was primarily due to the loss on acquisition of Bitnile.com, the change in the fair value of the investment in White River Energy Corp, and the increase in operating expenses as noted above offset by the change in the fair value of the derivative liability and the change in the preferred stock derivative liability arising from the decrease in the Company’s Common Stock price.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable and accounts payable and capital expenditures.

Net cash used in operating activities was $(14,288,177) for FY 2023, as compared to $(17,633,186) for FY 2022. Cash used in operating activities for FY 2023 was primarily caused by the net loss, change in fair value of preferred stock derivative liabilities, and derivative income, offset by loss on acquisition of Bitnile.com, change in value of investment in White River Energy Corp, increases in common shares issued for services, increased bad debt expense and losses on disposal of former subsidiaries without similar amounts in FY 2022 as well as changes in accounts payable and accrued expenses from FY 2022 to FY 2023.

Net cash provided by investing activities was $122,666 for FY 2023 compared to $617,644 for FY 2022. Net cash provided by investing activities in FY 2023 were comprised of proceeds received from the refund of the power development costs partially offset by purchases of fixed assets and discontinued operations, and the amounts provided FY 2022 related to discontinued operations offset by the purchase of fixed assets and power development costs as we commenced operations in Agora.

Net cash provided by financing activities for FY 2023 was $14,147,282 which comprised primarily of proceeds from our June 2022 sale of the Ecoark Holdings Series A, Commitment Shares described elsewhere in this Report. This compared with FY 2022 net cash provided by financing activities of $16,290,804 comprised primarily of the sale of our common stock in a registered direct offering.

As of July 10, 2023, the Company has $3,492 in cash and cash equivalents. The Company believes that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements and needs to raise capital to support their operations.

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

We will require additional financing to enable us to proceeds with our plan of operations. These cash requirements are more than our current cash and working capital resources. Accordingly, we will require additional financing to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock to continue to fund our business operations, issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

If we are unable to raise the funds that we require to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us.

On January 24, 2023, the Company entered an ATM Agreement with Ascendiant as sales agent, which contemplates sales of shares of our common stock in a registered “at-the-market” offering for offering proceeds of up to $3,500,000.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company sold its interests in Banner Midstream in two separate transactions on July 25, 2022 and September 7, 2022. In addition, it sold the non-core business of Trend Discovery on June 17, 2022. The Company expects to distribute the common stock it received (or issuable upon conversion of preferred stock) in the sales to its shareholders upon the effective registration statements for the two entities the companies were sold to. See Note 17, “Series A Convertible Redeemable Preferred Stock” for information on the Company’s recent $12 million convertible preferred stock financing. That financing has restrictive covenants that require approval of the investor for the Company to engage in any equity or debt financing. The Company believes that the current cash on hand is not sufficient to conduct planned operations for 12 months from the issuance of the consolidated financial statements and may need to raise capital to support their operations. While the Company entered into the MSA with Ault which if the hosting arrangement is established would provide a source of revenue, as of the date of this Report the Company has not yet met its obligations under the MSA, including raising at least $5,000,000 to establish the initial infrastructure and power for the hosting arrangement. Further, with the acquisition of BNC, we expect to require substantial additional capital to further develop its metaverse platform and launch revenue-generating operations therefrom, and no assurance can be given that we will be able to close that acquisition or that if we are we will be able to leverage the BNC business as needed to generate material revenue or raise the necessary capital. See “Risk Factors” included in this Annual Report.

The accompanying financial statements for the year ended March 31, 2023 and 2022 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes continued revenue streams and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2018 Line of Credit

On December 28, 2018, the Company entered into a $10,000,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. In the year ended March 31, 2023, the Company borrowed $505,181, which includes $17,681 in commitment fees, with the balance of $487,500 being deposited directly into the Company and repaid $810,000 in the year ended March 31, 2023. Interest incurred for the year ended March 31, 2023 was $59,499, and accrued as of March 31, 2023 was $61,722. With the sale of Trend Holdings, we can no longer access this line of credit.

2023 Convertible Notes

On April 27, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “Investors”) providing for the issuance of (i) Senior Secured Convertible Notes (individually, a “Note” and collectively, the “Notes”) with an aggregate principal face amount of $6,875,000, which Notes are convertible into shares of our common stock (the “Conversion Shares”); and (ii) five-year warrants to purchase an aggregate of 2,100,905 shares of common stock. The maturity date of the Notes is April 27, 2024.

Pursuant to the SPA, we and certain of our subsidiaries and Arena Investors, LP, as the collateral agent on behalf of the Investors (the “Agent”) entered into a security agreement (the “Security Agreement”), pursuant to which we (i) pledged the equity interests in our subsidiaries and (ii) granted to the Investors a security interest in, among other items, all of our deposit accounts, securities accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds therefrom (the “Assets”). In addition, pursuant to the Security Agreement, the subsidiaries granted to the Investors a security interest in its Assets and, pursuant to a subsidiary guarantees, jointly and severally agreed to guarantee and act as surety for our obligation to repay the Notes and other obligations under the SPA, the Notes and Security Agreement (collectively, the “Loan Agreements”).

The Notes have a principal face amount of $6,875,000 and bear no interest (unless an event of default occurs) as they were issued with an original issuance discount of $1,375,000. The maturity date of the Notes is April 27, 2024. The Notes are convertible, subject to certain beneficial ownership limitations, into Conversion Shares at a price per share equal to the lower of (i) $3.273 or (ii) the greater of (A) $0.504 and (B) 85% of the lowest volume weighted average price of our common stock during the ten (10) trading days prior to the date of conversion (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

Critical Accounting Policies, Estimates and Assumptions

The critical accounting policies listed below are those the Company deems most important to its operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, estimates of discount rates in lease, liabilities to accrue, fair value of derivative liabilities associated with warrants, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards.

Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification (“ASC 606”), Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Gaming Revenue

The authoritative guidance on revenue recognition for gaming revenue is ASC 606. The objectives of ASC 606 are to establish the principles that an entity shall apply to report useful information to users of the financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. We determined this would not be subject to ASC 985-605 because the customers cannot take possession of the online games. That is, this type of arrangement would not be accounted for as a transfer of a software license.

Depending on the circumstances, the guidance may be applied on a contract-by-contract basis, or the practical expedient described in ASC 606-10-10-4 of using the portfolio approach may be followed.

The portfolio approach allows an entity to apply the guidance to a portfolio of contracts with similar characteristics so long as the result would not differ materially from the result of applying the guidance to individual contracts. We have determined that the use of the portfolio approach is the most appropriate for our contracts as the terms of service (“TOS”) and related promises or obligations are identical for all customers/gamers.

There were no revenues recognized for gaming during the years ended March 31, 2023 and 2022.

Step 1: Identify the Contract with the Customer

STEP 1 of the revenue recognition model requires that we identify the contract(s) with a customer. This section discusses the steps to determine whether a contract exists and specific considerations that may impact that determination.

Per ASC 606-10-25-1, the five criteria for identifying a contract are as follows:

1.	The parties have approved the contract and are committed to perform.

a.	Our contracts consist of TOS for the sale of coins to gamers

2.	Each party’s rights are identifiable:

a.	Rights are identifiable in contracts with customers and are documented within our Terms of Service

3.	Payment terms are identifiable:

a.	Payment terms are identifiable in contracts with the end customer. The consideration from the sale of coins comes from gamers and the payment terms are identified prior to entering into the contract and are listed in our TOS.

4.	The contract has commercial substance:

a.	Generally, an executed sale of coins and related cash flow is evidence of commercial substance.

5.	The collection is probable based on the customer’s ability and intent to pay:

a.	We collect the consideration from a reputable third-party transaction processor and is not dependent on their collection from the gamers indicating that it is probable we will collect.

Step 2: Identify the Performance Obligations

While there is no explicit promise that we will provide the Metaverse game play service on a continuous basis, we believe that there is an implicit promise to do so. We considered the nature of the implied promise and took in to account the following items that we consider to be relevant to our assessment:

●	Whether the nature of the implied promise is to provide an enhanced gaming experience through the hosted service over time or to enable the player to consume virtual items immediately

●	The period over which the enhanced gaming experience is provided if the benefits are consumed throughout the hosting period (e.g., user life, gaming life).

●	The life span over which, or number of times, the virtual good or item may be accessed or used.

●	Whether the virtual good or item must be used immediately or can be stored for use later.

●	How and over what period the virtual item benefits the customer’s gaming experience (e.g., a consumable such as spending coins for game play vs. a durable avatar skin that allows a player to upgrade within the game in such a way that it continues to enhance the game players experience).

●	If the benefit of purchasing the virtual item or good on the customers gaming experience is temporary or permanent.

We have an obligation to provide a playable game content service to the customer to enable the customer to consume purchased coins within the Metaverse on either additional game play or in-game digital goods. For the sale of consumable virtual items, the Company recognizes revenue as the items are consumed.

As the durable goods (upgraded equipment, clothing, avatars, etc.) are purchased with NC’s and then used throughout the remainder of the life of the gamer, we considered if they were material in the context of the contract and represented a distinct and separate promise or obligation to be recognized over the life of the gamer. We determined that these goods cannot be beneficial on their own without providing of the full Metaverse service with which to utilize the goods and therefore concluded that the goods are not distinct as they do not meet both the criteria in ASC 606-10-25-19 through 606-10-25-21. Due to not being a distinct promise or separately identifiable per ASC 606-10-25-21(c), the durable goods should not be separated from the game play service promise and should be treated as a combined or bundled service with a single performance obligation in accordance with ASC 606-10-25-22.

We also considered the awarded SC’s that can be obtained through marketing giveaways, for purchasing a NC package or by the mailing in of a request for SC’s. We considered if the SC’s were material in the context of the contract and represented a distinct and separate promise or obligation. The SC’s can be redeemed for cash once a certain minimum has been obtained/won through sweepstakes type games. No contract or obligation exists until the SC holder has accumulated a minimum amount of won coins (different than gifted coins) through playing sweepstakes games which is able to be tracked within the system. While not considered material at the individual contract level, we believe the rewards program as a whole could be significant and would convey a material right to the total rewards for all customers once earned (similar to “free” loyalty points earned by a credit card user) and therefore represents a separate performance obligation.

Based on our assessment of the different coins sold above we are able to conclude that there are two separate performance obligations. One to provide playable game content service to the customer to enable the customer to consume purchased coins within the Metaverse on either additional game play or in-game digital goods and the second is to redeem players cash redemptions of SC’s once qualified.

Step 3: Determine the transaction price

The transaction price depends on the coin package selected and is established by the Company’s management and stated in the contract with our customer prior to purchase. Any changes to the price are made prior to a transaction and the updated price is clearly displayed for the customer to see. The gamer indicates their agreement to this price prior to the purchase of the coin package or would not engage further and wouldn’t purchase additional coins. The coin package transaction prices are noted in the table below:

Coin Package Orders	Price

10k NILE-T	$2
25k NILE-T / 4 NILE-S	$5
50k NILE-T / 9 NILE-S	$10
100k NILE-T / 20 NILE-S	$20
250k NILE-T / 51 NILE-S	$50
500k NILE-T / 103 NILE-S	$100
1.5M NILE-T / 310 NILE-S	$300

Step 4: Allocate the transaction price to the performance obligations

The transaction price should be allocated between the two performance obligations based on their stand-alone selling prices. The NT’s transaction prices would be allocated completely to the first performance obligation while the NC’s sales would need to be allocated between the first and second obligations. As the SC’s can’t be purchased, the amount allocated to the SC’s redemption for cash obligation should be based on management’s best estimates.

In order to estimate and allocate the transaction price between the two obligations, we considered the following inputs:

●	The sweepstakes games win percentage

●	The amount of SC’s it will take to qualify for cash redemption (minimum of 50 won coins accumulated)

●	The cash value of 1 SC that is available to be redeemed

●	The likelihood that the cash redemption option will be exercised (breakage of total outstanding SC’s)

●	The stand-alone selling price of the NC coin packages that include “free” SC’s

●	The percentage of purchased NC’s consumed during the period

We also took into consideration the reward point allocation example in ASC 606-10-55-353 - 356 as the nature of the obligations and related estimated redemptions are similar in nature.

Based on that example we determined the allocation between NC and SC revenue to be calculated considering the following assumptions:

●	Total sweeps game win percentage is equal to 4% of all SC’s issued

●	A minimum of 50 qualifying coins must be accumulated in a players account to be redeemable

●	We assume that 90% of won coins were actually redeemed (not assumed, just used in example below as most users consume all their SC’s rather than redeem)

●	The value of 1 redeemable SC is equal to $1

●	We estimate that 99% of purchased NC’s are consumed during the period they were purchased

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

Step 5 of the revenue recognition model requires the company to recognize revenue when (or as) it satisfies a performance obligation.

For the NT and NC coins this is determined by the estimated consumption of purchased coins by the customer which indicates the performance obligation has been satisfied and revenue can be recognized at that point in time. We estimate the amount of outstanding purchased NT and NC virtual currency at period end based on customer behavior, because we are unable to distinguish between the consumption of purchased or free virtual currency. The estimated amount is based on an analysis of the customers’ historical play behavior, the timing difference between when virtual currencies are purchased by a customer and when those virtual currencies are consumed in game play, which historically has been relatively short.

For the SC’s, revenue is recognized when the Company has satisfied its performance obligation (point in time) relating to the redemption of coins for cash as this can be tracked and would not need to be estimated.

We will initially reduce the revenue recognized for the two obligations for the unredeemed coins by booking a contract liability and then recognize the revenue when we have determined the NT and NC coins have been abandoned by the player or have expired and for the SC’s, when the cash reward has been redeemed.

Additional considerations

Principal vs. Agent

We intend to recognize revenues on a gross basis because we have control over the pricing, content and functionality of coins and games on our providers platform. We evaluated our current agreements with our platform providers (Meet Kai) and end-user agreements and based on the preceding, we determined that the Company is the principal in such arrangements and Meet Kai is the agent in accordance with ASC 606-10-55-37. As the principal, the Company recognizes revenue in the gross amount and as such, we treat the percentage of sales paid to Meet Kai as an expense. Any future changes in these arrangements or to our games and related method of distribution may result in a different conclusion.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, this section is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 16 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation as of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions.

●	Lack of formal review procedures including multiple level of review over accounting financial reporting process due to the small size of its accounting staff.

●	The Company does not have sufficient written documentation of our internal control policies and procedures.

●	The Company’s financial reporting is carried out with the assistance of an outside financial consultant.

We plan to rectify these weaknesses by implementing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we have sufficient financial and human capital resources to do so.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as we completed an asset acquisition of BNC. BNC will now be the primary subsidiary that the operations of the Company are conducted in.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held by each of our current directors and their ages:

Name	Age	Position	Director Since
Randy S. May	59	Chairman and Chief Executive Officer	2016*
Gary M. Metzger	71	Director	2016*
Steven K. Nelson	65	Lead Director	2017
Emily L. Pataki	39	Director	2021
Henry Nisser	54	Director	2023

*	Messrs. May and Metzger served on the Board of Directors of Ecoark, Inc. from 2011 and 2013, respectively, until it effected a reverse merger acquisition of the Company, which was formerly known as Magnolia Solar Corporation on March 24, 2016. Messrs. May and Metzger again joined the Board effective on April 11, 2016.

Randy S. May. Mr. May has served as Chairman of the Board since April 11, 2016 and served as Chief Executive Officer of the Company from April 13, 2016 through March 28, 2017, and then again from September 21, 2017, to the present. Mr. May also serves as the Chairman and Chief Executive Officer of White River Energy Corp. Mr. May has also served as the Executive Chairman of the Board of Directors of Agora, an approximately 90% owned subsidiary of the Company, since September 2021. He previously served as Chairman of the Board of Directors and as Chief Executive Officer of Ecoark, Inc. from its incorporation until its reverse acquisition with Magnolia Solar Corporation in March 2016. Mr. May is a 25-year retail and supply-chain veteran with experience in marketing, operational and executive roles. Prior to joining the Company, Mr. May held a number of roles with Wal-Mart Stores, Inc. (“Walmart”). From 1998 to 2004, Mr. May served as Divisional Manager for half the United States for one of Walmart’s specialty divisions, where he was responsible for all aspects of strategic planning, finance, and operations for more than 1,800 stores. Mr. May’s qualifications and background that qualify him to serve on the Board include his strong managerial and leadership experience, his extensive knowledge of strategic planning, finance and operations, as well his ability to guide the Company.

Gary M. Metzger. Mr. Metzger has been serving on the Board since March 24, 2016 and served on the Board of Directors of Ecoark, Inc. from 2013 until its reverse merger with Magnolia Solar Corporation in March 2016. Mr. Metzger has 40 years of product development, strategic planning, management, business development and operational expertise. He served as an executive at Amco International, Inc. and Amco Plastics Materials, Inc. (“Amco”), where in 1986 he was named President and served in such role for 24 years until Amco was sold to global resin distribution company, Ravago Americas, in December 2011, where he remains a product developer and product manager. Mr. Metzger was also a co-owner of Amco. In addition to his leadership functions, Mr. Metzger spearheaded research and development for recycled polymers, new alloy and bio-based polymer development, and introduced fragrance into polymer applications. He also developed encrypted item level bar code identification technology, anti-counterfeiting technologies and antimicrobial technologies. The Company believes that Mr. Metzger’s leadership and knowledge of manufacturing companies, product development, strategic planning, management and business development are an asset to the Board. Taken together, these are among the many qualifications and the significant experience that have led to the conclusion that Mr. Metzger is qualified to serve on the Board.

Steven K. Nelson. Mr. Nelson has been serving on the Board and as Chairman of our Audit Committee since April 2017. He was appointed Lead Director in July 2022. Mr. Nelson has also served as a director of Agora since October 2021. From 2015 to 2023, Mr. Nelson was a lecturer for the Department of Accounting at the University of Central Arkansas. Mr. Nelson is licensed as a Certified Public Accountant (“CPA”) in the State of Arkansas. Mr. Nelson’s 35-year career as a CPA, his academic expertise, and his experience on our Board qualifies him to serve on the Board and its Audit Committee. His broad experience uniquely qualifies Mr. Nelson as an SEC Audit Committee Financial Expert.

Emily L. Pataki. Ms. Pataki has been serving on the Board since November 12, 2021. Since 2016, Ms. Pataki has been self-employed as a consultant assisting clients with aerospace, defense and corporate strategy. Since 2014, she has also served on the Board of Directors and in various officer roles at Pedernales Electric Cooperative, an energy utility cooperative in Texas, and on the Board of Directors of Atec, Inc. an aerospace firm also located in Texas. The Company believes Ms. Pataki’s corporate and consulting experience and knowledge of the energy industry are an asset to the Board.

Henry Nisser. Mr. Nisser has served as a member of our Board since March 7, 2023, upon which date he also became our President and General Counsel. Mr. Nisser has served as a member of the Board of Ault Alliance, Inc. (“AAI”) since September 17, 2020 and he was appointed as its Executive Vice President and General counsel on May 1, 2019. On January 19, 2021, Mr. Nisser resigned as Executive Vice President and was appointed as AAI’s President. Mr. Nisser has served on the board of directors of SMC, a Nasdaq listed company that is the worldwide leader in consumer karaoke products, since April 2023. Mr. Nisser is the Executive Vice President and General Counsel of Avalanche International, Corp., a “voluntary filer” under the Exchange Act. Mr. Nisser has served as the President, General Counsel and on the board of directors of ADTC, an NYSE listed SPAC, since its incorporation in February 2021. Mr. Nisser has served on the board of directors of Alzamend Neuro, Inc., a biotechnology firm dedicated to finding the treatment, prevention and cure for Alzheimer’s Disease, since September 1, 2020 and has served as its Executive Vice President and General Counsel since May 1, 2019. From October 31, 2011 through April 26, 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP (“SRF”), a law firm based in New York City. While with SRF, his practice was concentrated in national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser drafted and negotiated a variety of agreements related to reorganizations, share and asset purchases, indentures, public and private offerings, tender offers and going private transactions. Mr. Nisser also represented clients’ special committees established to evaluate M&A transactions and advised such committees’ members with respect to their fiduciary duties. Mr. Nisser is fluent in French and Swedish as well as conversant in Italian. Mr. Nisser received his B.A. from Connecticut College in 1992, where he majored in International Relations and Economics. He received his LLB from the University of Buckingham School of Law in 1999. We believe that Mr. Nisser’s extensive legal experience involving complex transactions and comprehensive knowledge of securities laws and corporate governance requirements applicable to listed companies give him the qualifications and skills to serve as one of our directors.

Set forth below is biographical information with respect to each current executive officer of the Company. Messrs. May and Nisser also serve as directors of the Company. Officers are elected by the Board to hold office until their successors are elected and qualified.

Name	Age	Positions Held with the Company
Randy S. May	59	Chairman of the Board and Chief Executive Officer of the Company
Jay Puchir	47	Chief Financial Officer, Secretary, and Treasurer of the Company
Jimmy R. Galla	56	Chief Accounting Officer of the Company
Henry Nisser	54	President and General Counsel of the Company

Randy S. May. See “Directors” above for Mr. May’s biographical information.

Jay Puchir. Mr. Puchir has served as the Chief Financial Officer of the Company since April 12, 2022, and Secretary / Treasurer of the Company since October 22, 2020. Mr. Puchir has also served as the Chief Executive Officer and President of Banner Midstream Corp. since its formation in April 2018 through its divestiture by the Company in August 2022. Mr. Puchir also serves as the Chief Financial Officer of White River Energy Corp. He previously was Chief Financial Officer of Agora from September 2021 to April 2022.  Mr. Puchir served in various roles as an executive at the Company including Director of Finance from December 2016 to March 2017, Chief Executive Officer from March 2017 to October 2017, Chief Financial Officer from October 2017 to May 2018 and Chief Accounting Officer from March 2020 to October 2020.  He served as Chief Executive Officer of Banner Energy Services Corp. from November 2019 to August 2020 and as Chairman from February 2020 to August 2020. Mr. Puchir is a licensed Certified Public Accountant in the State of South Carolina.

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

Henry Nisser. See “Directors” above for Mr. Nisser’s biographical information.

Family Relationships

There are no family relationships among any of the directors or executive officers.

Corporate Governance

Board Committees and Charters

The Board and its committees meet and act by written consent from time to time as appropriate. The Board has formed the following standing committees: (i) the Audit Committee, (ii) the Compensation Committee, and (iii) the Corporate Governance & Nominating Committee (the “Nominating Committee”). These Committees regularly report on their activities and actions to the Board.

Each of our Audit, Compensation, and Corporate Governance & Nominating Committees has a written charter. Each of these committee charters is available through the “Investor Relations” section on our website, which can be found at www.ecoarkusa.com. The information on, or that can be accessed through, our website is not incorporated into this Proxy Statement.

Director Independence

Our Board, in the exercise of its reasonable business judgment, has determined that each of the Company’s three non-employee directors qualifies as an independent director pursuant to Rule 5605(a)(2) of Nasdaq Listing Rules and applicable SEC rules and regulations.

Our Board has also determined that Mr. Gary Metzger, Mr. Steven K. Nelson and Ms. Emily L. Pataki meet the independence requirements under Rule 5605(c)(2) of the Nasdaq Listing Rules and the heightened independence requirements for Audit Committee members under Rule 10A-3 of the Securities Exchange Act of 1934. Also, our Board has determined that Mr. Gary Metzger, Mr. Steven K. Nelson and Ms. Emily L. Pataki are independent under Rule 5605(a) of the Nasdaq Listing Rules independence standards for Compensation Committee members.

Committees of the Board of Directors

The following is an overview of each of the Audit Committee, Corporate Governance & Nominating Committee and Compensation Committee of our Board. Each such committee operates under a written charter; copies of which available on our website at https://www.ecoarkusa.com/investor-relations/.

Audit Committee

Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. The Audit Committee reviews the Company’s financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting. The Audit Committee also has responsibility for approving related party transactions.

Audit Committee Financial Expert

Our Board has determined that Mr. Steven K. Nelson is qualified as an Audit Committee Financial Expert, as that term is defined under the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Corporate Governance & Nominating Committee (“Nominating Committee”)

The responsibilities of the Nominating Committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, establishing procedures for the nomination process including procedures, oversight of possible conflicts of interests involving the Board and its members, developing corporate governance principles, and the oversight of the evaluations of the Board and management. The Nominating Committee has not established a policy with regard to the consideration of any candidates recommended by stockholders. If we receive any stockholder recommended nominations, the Nominating Committee will carefully review the recommendation(s) and consider such recommendation(s) in good faith.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers and other compensation matters, including the periodic review of the compensation strategy of the Company in consultation with the chief executive officer and its effect on the achievement of Company goals. Additionally, the Compensation Committee is responsible for administering the Company’s executive and equity compensation plans, including the 2013 Incentive Stock Option Plan and the 2017 Omnibus Stock Plan, and such other compensation and benefit plans, as it deems appropriate, subject to the Board’s authority to also appoint other committees to administer awards made to non-executive officers.

Board Diversity

While we do not have a formal policy on diversity, our Board and Nominating Committee consider diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contribution to that mix. Of our five directors, one is female. Although there are many other factors, our Board seeks individuals with experience in the oil and gas industry or in other industries in which we operate or legal and accounting skills.

Board Leadership Structure

Our Board has determined that its current structure, with a combined Chairman and Chief Executive Officer roles, is in the best interests of the Company and its stockholders at this time. A number of factors support the leadership structure chosen by the Board, including, among others:

●	The Chief Executive Officer is intimately involved in the day-to-day operations of the Company and is best positioned to elevate the most critical business issues for consideration by the Board.

●	The Board believes that having the Chief Executive Officer serve in both capacities allows him to more effectively execute the Company’s strategic initiatives and business plans and confront its challenges. A combined Chairman and Chief Executive Officer structure provides us with decisive and effective leadership with clearer accountability to our stockholders. The combined role is both counterbalanced and enhanced by the effective oversight and independence of our Board. The Board believes that the use of regular executive sessions of the non-management directors allows it to maintain effective oversight of management.

Our Bylaws provide that the Chairman of the Board may be elected by a majority vote of the Board of Directors and shall serve until the meeting of the Board following the next annual meeting of stockholders at which such Chairman is re-elected. The Chairman of the Board shall preside at all meetings.

Our Corporate Governance Guidelines (the “Guidelines”) provide that a Lead Director selected by the non-management directors shall preside at meetings of the Board at which the Chairman of the Board is not present. The Guidelines require that the Lead Director shall preside at executive sessions of the non-management directors. The non-management directors will meet in executive session, no less frequently than quarterly, as determined by the Lead Director, or when a director makes a request of the Lead Director. Steven K. Nelson currently serves as the Lead Director. The Lead Director serves as the Company’s lead independent director.

Board Risk Oversight

Our risk management function is overseen by our Board. Our management keeps its Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Mr. Randy S. May, as our Chief Executive Officer and Chairman of the Board, works closely with the Board once material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment.

The Board actively interfaces with management on seeking solutions to any perceived risk.

Stockholder Communications

Although we do not have a formal policy regarding communications with our Board, stockholders may communicate with the Board by writing to the Corporate Secretary of Ecoark Holdings, Inc. at 303 Pearl Parkway Suite 200, San Antonio, TX 78215. Stockholders who would like their submission directed to a particular member of the Board may so specify, and the communication will be forwarded, as appropriate.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our Common Stock to file initial reports of ownership and changes in ownership of our Common Stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during our fiscal year ended March 31, 2023.

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

Directors, officers, and other employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics. The full text of the Code of Ethics is available on our website at https://www.ecoarkusa.com/company/governance. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our Code of Ethics by posting such amendment or waiver on our website.

Hedging

Under the Company’s Insider Trading Policy, all officers, directors and employees are prohibited from engaging in hedging transactions.

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

●	or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the fiscal years ended March 31, 2023 and 2022.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Stock Awards ($)(2)	Total ($)
Randy S. May (3)	2023	400,000	0	400,000
Chief Executive Officer and Chairman of the Board of the Company; Executive Chairman of Agora	2022	333,333		333,333

Jay Puchir (4)	2023	270,000	0	270,000
Chief Financial Officer of the Company	2022	238,333	625,000	863,333

Jimmy R. Galla (5)	2023	160,000	0	160,000
Chief Accounting Officer of the Company	2022	160,000	0	160,000

(1)	We periodically review, and may increase, base salaries in accordance with the Company’s normal annual compensation review for each of our Named Executive Officers.
(2)	Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures during the applicable fiscal year, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the recipient. See the footnotes to the consolidated financial statements of the Company contained in Item 8 of its Annual Report on Form 10-K for the 2022 Fiscal Year for information regarding the assumptions underlying the valuation of equity awards.
(3)	Mr. May is the Chief Executive Officer of the Company and has been Executive Chairman of Agora since September 2021. The amounts are itemized as follows: (a) for salary, consists of $400,000 paid or incurred by Ecoark Holdings; and (b) for Stock Awards, consists of an award of Agora restricted stock granted by Agora.
(4)	Mr. Puchir has served as the Chief Financial Officer of the Company since April 12, 2022 and served as the Chief Financial Officer of Agora until April 12, 2022. The amounts are itemized as follows: (a) for salary, consists of $270,000 paid or incurred by Ecoark Holdings; and (b) for Stock Awards, consists of an award of Agora restricted stock granted by Agora.
(5)	Mr. Galla has served as the Chief Accounting Officer of the Company since October 2020 and served as the Company’s Director of Financial Reporting from July 2020 to October 2020.

Named Executive Officer Employment Agreements

Set forth below are summaries of our Employment Agreements with each Named Executive Officer.

Ecoark Holdings Employment Agreements

Randy S. May

Mr. May receives an annual salary of $400,000 pursuant to an oral Employment Agreement.

Jay Puchir

Mr. Puchir entered into a three-year Employment Agreement with Banner Midstream which expired in March 2023. Mr. Puchir is currently working day-to-day under the same terms as his previously expired agreement at the pleasure of the Company’s CEO and Board of Directors with no commitment for future periods. He receives an annual base salary of $280,000 which was increased by the Board from the initial base salary of $180,000. Under his Employment Agreement, Mr. Puchir also received 50,000 stock options and is entitled to receive an annual bonus of up to 30% of his annual base salary based on based on performance criteria established by the Board. Mr. Puchir is currently being paid via an oral Employment Agreement under the previous terms of his Agreement which expired in March 2023.

Pursuant to Mr. Puchir’s Employment Agreement, in the event of termination by the Company without “cause,” or resignation for “good reason,” Mr. Puchir is entitled to receive an amount of base salary for the longer of (i) the remainder of the applicable term, and (ii) three months, and a lump sum cash payment equal to six times the “applicable percentage” of his monthly COBRA premium cost.

Generally, “good reason” is defined as (i) a material reduction of Mr. Puchir’s annual base salary (which must be by at least 20% in order to constitute a material reduction), or (ii) a material breach of the terms of the Employment Agreement by the Company.

Jimmy R. Galla

Mr. Galla entered into a four-year Employment Agreement with the Company which expires in June 2024.

Outstanding Equity Awards at Fiscal Year End

The following table presents information concerning equity awards held by our Named Executive Officers as of March 31, 2023:

	Number of Securities Underlying	Number of Securities Underlying	Option Awards
Name	Unexercised Options (#) Exercisable	Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Randy S. May	1,667	—	136.50	12/31/2029
Jay Puchir	1,333	—	94.50	5/5/2029
	1,667	—	78.00	3/27/2029
Jim Galla	100	—	510.00	6/20/2030

Director Compensation Table

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Beginning with the quarter ended December 31, 2021, directors began receiving quarterly cash payments of $12,500 and RSU grants with a value of $12,500 based on the closing price of our Common Stock on each applicable grant date. Additional cash and RSU grants are granted for servings the chair of a Board committee.

The following table sets forth the compensation earned to our non-employee directors for service during the fiscal year ended March 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)

Gary Metzger	$60,000	50,000	--	110,000
Steven K. Nelson	$70,000	50,000	--	120,000
Emily L. Pataki	$60,000	50,000	--	110,000

(1)	Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to the non-employee members of our Board during the 2022 fiscal year, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by each director. The Company accrued equity awards issuable to its independent Directors in FY 2023 but did not issue any awards during the year.

The table below sets forth the shares of unexercised options held by each of our non-employee directors outstanding as of March 31, 2023.

Name	Aggregate Number of Option Awards Outstanding at March 31, 2023
Gary Metzger	4,023
Steven K. Nelson	4,023
Emily L. Pataki	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of the Company’s Common Stock beneficially owned as of the Record Date by (i) those persons known by the Company to be owners of more than 5% of the Company’s outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer (as such term is defined in Item 402(m)(2) of Regulation S-K under the Exchange Act), and (iv) the Company’s current executive officers and directors as a group. Unless otherwise specified in the notes to the below table, the address for each person is: c/o Ecoark Holdings, Inc., 303 Pearl Parkway Suite 200, San Antonio, TX 78215, Attention: Corporate Secretary.

Beneficial Owner	Amount of Beneficial Ownership (1)	Percent Beneficially Owned (1)

Randy S. May (2)	19,833	*
Gary Metzger (3)	36,281	1.4%
Steven K. Nelson (4)	4,261	*
Emily L. Pataki (5)	667	*
Jay Puchir (6)	21,264	*
Jimmy R. Galla (7)	100	*
Henry Nisser	0	- - -
All directors and all executive officers as a group (7 persons) (8)	96,733	3.8%
Ault Alliance, Inc. (9)	311,930	12.4%

*	Less than 1%.

(1)	Applicable percentages are based on 2,522,816 shares of Common Stock outstanding as of the Record Date. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of convertible notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.
(2)	Mr. May is our Chairman of the Board and Chief Executive Officer. Includes 1,667 vested stock options.
(3)	Mr. Metzger is a director. Includes 6,667 shares held by Gary Metzger Irrevocable Trust and 4,023 vested stock options.
(4)	Mr. Nelson is a director. Includes 4,023 vested stock options.
(5)	Ms. Pataki is a director. Represents 667 shares held by Theodore R. Pataki & Emily Lederer Pataki JT TEN.
(6)	Mr. Puchir is our Chief Financial Officer. Includes 1,667 vested stock options and 18,264 shares of Common Stock and 1,333 vested stock options held by Atikin Investments LLC, an entity managed by Mr. Puchir.
(7)	Mr. Galla is our Chief Accounting Officer. Includes 100 vested stock options.
(8)	This amount represents beneficial ownership by all directors and all current executive officers of the Company including those who are not Named Executive Officers under the SEC’s disclosure rules. Includes 13,289 vested stock options.
(9)	The address is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141. Based solely on the information contained in a Schedule 13D/A filed with the SEC on March 6, 2023.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of March 31, 2023.

			Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders
2003 Incentive Stock Plan	2,250	$390.00	13,167
2017 Omnibus Incentive Plan	12,449	$229.50	4,896
Equity compensation plans not approved by stockholders (1)	28,471	$164.10
Total	43,170	$194.73	490,614

(1)	Represents non-qualified stock options not granted under any existing equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Set forth below is the description of transactions since April 1, 2021, to which the Company has been a party in which the amount involved exceeded $120,000 and in which any of our directors, executive officers, beneficial owners of 5% or more of our Common Stock and certain other related persons had a direct or indirect material interest, other than compensation arrangements described in this Proxy Statement under “Executive Compensation” or “Director Compensation.”

On August 5, 2021, the Company granted Peter Mehring, then a director of the Company and Chief Executive Officer and President of Zest Labs, Inc., 9,075 restricted stock units (“RSUs”) in exchange for cancellation of 22,417 previously issued stock options, of which 3,362 remained unvested. The RSUs were granted under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”). Each RSU represents a contingent right to receive one share of the Company’s Common Stock. The grant of the RSUs and the cancellation of the Options were approved by the Compensation Committee of the Board. The RSUs vest in 12 equal quarterly increments with the first vesting date being November 4, 2021. Additionally, in October 2021 following stockholder approval of an amendment to the 2017 Plan, the Company granted Mr. Mehring an additional 2,133 RSUs having the same terms as those described above.

On February 2, 2022, Peter Mehring gave notice of his intent to resign as an executive officer and director effective on February 11, 2022. Mr. Mehring resigned as a result of his entering into an Employment Agreement with a leading Internet service company. He also entered into a Consulting Agreement with the Company under which Mr. Mehring advises Zest Labs, Inc. on matters relating to Zest Lab, Inc.’s intellectual property and litigation as well as provide transition services. The Consulting Agreement has a one-year term, during which time the Company agreed to pay Mr. Mehring $16,667 per month and for his unvested stock awards to continue to vest during the term, and that the expiration date on any stock awards be extended to February 14, 2023.

In the year ended March 31, 2023, the Company’s Chief Executive Officer, Randy May, and Chief Financial Officer, Jay Puchir, advanced a total of $961,000 of which was repaid. These were short-term advances and no interest was charged as the amounts were outstanding for just a few weeks.

The Company made periodic loans to Agora to permit it to begin its Bitcoin mining business. On November 13, 2021, Agora issued the Company a $7.5 million term note which accrues 10% per annum interest and was due March 31, 2023. The line of credit was established prior to the pending spin-out of Agora. Now that Agora will remain in BitNile Metaverse, this term note has been cancelled (effective March 31, 2023), and the amounts due from Agora are considered intercompany advances and are eliminated in the consolidation.

In the acquisition of Bitnile.com, the Company assumed $4,404,350 in advances to the former parent of Bitnile.com. In the period March 6, 2023 through March 31, 2023, an additional $1,378,294 was advanced to Bitnile.com and $5,782,644 remains outstanding at March 31, 2023.

Director Independence

The following table identifies the independent and non-independent Board nominees and Committee members:

Name	Independent	Audit	Compensation	Corporate Governance & Nominating

Randy S. May
Gary M. Metzger	×	×	Chair	×
Steven K. Nelson	×	Chair	×	×
Emily L. Pataki	×	×	×	Chair
Henry Nisser

All of the directors except for Mr. Nisser attended over 75% of the applicable Board and Committee meetings held during the fiscal year ended March 31, 2023 (the “2023 Fiscal Year”); Mr. Nisser joined the Board of Directors in March 2023 and was not eligible to attend meetings prior to that date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid to RBSM for the fiscal years ended March 31, 2023 and 2022.

	Year Ended March 31, 2023 ($)	Year Ended March 31, 2022 ($)
Audit Fees (1)	$390,000	$381,303
Audit Related Fees	—	—
Tax Fees(2)	50,000	50,000
All Other Fees	—	—
Total	$440,000	$431,303

(1)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC. Audit fees also relate to the audit and review of Agora’s financial statements contained in registration statements, including a total of $60,000 in fees for Agora’s registration statement in connection with its initial public offering in 2022 and $50,000 for a S-3 registration statement in 2023, and $60,000 each for audits related to White River Holdings Corp and Banner Midstream Corp. related to their reverse merger transactions.

(2)	Tax fees consist of fees incurred in connection with tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Company and Trend Holdings, dated May 31, 2019. Incorporated by reference to the Current Report on Form 8-K filed on June 6, 2019 as Exhibit 2.1 thereto.
2.2	Stock Purchase and Sale Agreement, dated March 27, 2020, by and between the Company and Banner Energy Services Corp. Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2020 as Exhibit 10.1 thereto.
2.3+	Asset Purchase Agreement by and among the Company, White River E&P LLC, Rabb Resources, Ltd. and Claude Rabb, dated August 14, 2020. Incorporated by reference to the Current Report on Form 8-K filed on August 20, 2020 as Exhibit 2.1 thereto.
3.1	Articles of Incorporation, dated November 20, 2007, as amended. Incorporated by reference to the Current Report on Form 10-Q filed on February 12, 2021 as Exhibit 3.1 thereto.
3.2	Amended and Restated Bylaws effective as of April 24, 2017. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Articles of Incorporation, dated October 8, 2021. Incorporated by reference to the Current Report on Form 8-K filed on October 20, 2020 as Exhibit 2.1 thereto.
3.4	First Amendment to Amended and Restated Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on August 30, 2021 as Exhibit 3.1 thereto.
3.5	Second Amendment to Amended and Restated Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2022 as Exhibit 3.2 thereto.
3.6	Certificate of Designation for Series A Convertible Redeemable Preferred Stock dated June 8, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2022 as Exhibit 3.1 thereto.
3.7	Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock, dated June 22, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 22, 2022 as Exhibit 3.1 thereto.
3.8	Form of HUMBL Series C Certificate of Designation, dated August 11, 2022. Incorporated by reference to the Current Report on Form 8-K filed on August 16, 2022 as Exhibit 10.2 thereto.
3.9	Second Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock, dated July 14, 2022. Incorporated by reference to the Current Report on Form 8-K filed on July 15, 2022 as Exhibit 3.1 thereto.
3.10	Form of Fortium Series A Certificate of Designation, dated July 22, 2022. Incorporated by reference to the Current Report on Form 8-K filed on July 29, 2022 as Exhibit 10.2 thereto.
3.11	Third Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock, dated November 28, 2022. Incorporated by reference to the Current Report on Form 8-K filed on November 30, 2022 as Exhibit 3.1 thereto.

3.12	Form of Certificate of Designations of Rights, Preferences and Limitations of Series B Convertible Preferred Stock, dated March 6, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 10.2 thereto.
3.13	Form of Certificate of Designations of Rights, Preferences and Limitations of Series C Convertible Preferred Stock, dated March 6, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 10.2 thereto.
3.14	Form of Certificate of Amendment to the Form of Certificate of Designations of Rights, Preferences and Limitations of Series B Convertible Preferred Stock, dated March 7, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 10.2 thereto.
3.15	Form of Certificate of Amendment to the Form of Certificate of Designations of Rights, Preferences and Limitations of Series C Convertible Preferred Stock, dated March 7, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 10.2 thereto.
3.16	Articles of Merger, dated March 17, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 21, 2023 as Exhibit 3.1 thereto.
3.17	Certificate of Change, dated May 4, 2023. Incorporated by reference to the Current Report on Form 8-K filed on May 10, 2024 as Exhibit 3.1 thereto.
3.18	Certificate of Amendment to the Certificate of Designation of Rights, Preferences and Limitations of Series A Convertible Redeemable Preferred Stock, dated May 9, 2023. Incorporated by reference to the Current Report on Form 8-K filed on May 10, 2024 as Exhibit 3.2 thereto.
4.1	Form of Placement Agent Warrant, dated August 6, 2021. Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2021 as Exhibit 4.2 thereto.
4.2	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2021 as Exhibit 4.1 thereto.
4.3	Form of Warrant, dated June 8, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2022 as Exhibit 10.2 thereto.
4.4	Form of Amended and Restated Warrant, dated June 8, 2022. Incorporated by reference to the Current Report on Form 8-K filed on July 15, 2022 as Exhibit 10.1 thereto.
4.5	Form of Note, dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 4.1 thereto.
4.6	Form of Warrant, dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 4.2 thereto.
4.7**	Description of Capital Stock.
10.1*	Magnolia Solar Corporation 2013 Incentive Stock Plan. Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on February 7, 2013 as Exhibit 4.1 thereto.
10.2*	Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, effective June 13, 2017. Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 14, 2017 as Exhibit 99.1 thereto.
10.3*	Form of Stock Option Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan. 2021 Stock Incentive Plan. Incorporated by reference to the Current Report on Form 8-K filed on June 20, 2017 as Exhibit 10.2 thereto.
10.4*	Form of Restricted Stock Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to the Current Report on Form 8-K filed on June 20, 2017 as Exhibit 10.3 thereto.
10.5*	Employment Agreement, dated March 27, 2020, by and between Banner Midstream Corp and Jay Puchir. Incorporated by reference to the Current Report on Form 10-K filed on June 30, 2021 as Exhibit 10.9 thereto.
10.6	Agreement and Assignment of Oil, Gas and Mineral Lease dated September 3, 2020. Incorporated by reference to the Current Report on Form 10-Q filed on February 12, 2021 as Exhibit 10.1 thereto.
10.7	Agreement and Assignment of Oil, Gas and Mineral Lease, dated October 9, 2020. Incorporated by reference to the Current Report on Form 10-Q filed on February 12, 2021 as Exhibit 10.2 thereto.

10.8*	Amendment to the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on August 26, 2021 as Appendix B thereto.
10.9	Engagement Agreement, dated July 30, 2021. Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2021 as Exhibit 10.2 thereto.
10.10	Amendment to Engagement Agreement, dated July 30, 2021. Incorporated by reference to the Current Report on Form 8-K filed on April 5, 2022 as Exhibit 10.2 thereto.
10.11+	Form of Securities Purchase Agreement dated August 4, 2021. Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2021 as Exhibit 10.1 thereto.
10.12+	Restricted Stock Unit Agreement, dated August 5, 2021, between the Company and Peter Mehring. Incorporated by reference to the Current Report on Form 8-K filed on August 11, 2021 as Exhibit 10.1 thereto.
10.13+	Restricted Stock Unit Agreement, dated October 6, 2021, between the Company and Peter Mehring. Incorporated by reference to the Current Report on Form 8-K filed on October 12, 2021 as Exhibit 10.1 thereto.
10.14	Peter Mehring Consulting Agreement, dated February 14, 2022. Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2022 as Exhibit 10.1 thereto.
10.15+	Form of Membership Interest Purchase Agreement, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022 as Exhibit 10.1 thereto.
10.16	Form of Secured Promissory Note, dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022 as Exhibit 10.2 thereto.
10.17+	Form of Guaranty Agreement dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022 as Exhibit 10.4 thereto.
10.18	Form of Security Agreement dated June 16, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 21, 2022 as Exhibit 10.3 thereto.
10.19+	Form of Share Exchange Agreement dated July 22, 2022. Incorporated by reference to the Current Report on Form 8-K filed on July 29, 2022 as Exhibit 10.1 thereto.
10.20+	Form of Fortium Share Exchange Agreement dated July 22, 2022. Incorporated by reference to the Current Report on Form 8-K filed on July 29, 2022 as Exhibit 10.2 thereto.
10.21+	Share Exchange Agreement dated August 23, 2022 by and among Enviro Technologies U.S., Inc., Banner Midstream Corp. and Ecoark Holdings, Inc. Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2022 as Exhibit 2.1 thereto.
10.22+	Agreement between Ecoark Holdings, Inc. and Ault Lending, LLC dated November 22, 2022. Incorporated by reference to the Current Report on Form 8-K filed on November 29, 2022 as Exhibit 10.1 thereto.
10.23+	At-The-Market Issuance Sales Agreement dated January 24, 2023 between Ecoark Holdings, Inc. and Ascendiant Capital Markets, LLC dated January 24, 2023. Incorporated by reference to the Current Report on Form 8-K filed on January 24, 2023 as Exhibit 1.1 thereto.
10.24+	Form of Share Exchange Agreement dated February 8, 2023. Incorporated by reference to the Current Report on Form 8-K filed on February 14, 2023 as Exhibit 10.1 thereto.
10.25+	Form of Amendment to Share Exchange Agreement dated February 8, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 10.1 thereto.
10.26+	Form of Registration Rights Agreement dated February 8, 2023. Incorporated by reference to the Current Report on Form 8-K filed on February 14, 2023 as Exhibit 10.4 thereto.
10.27	Letter Agreement dated April 4, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 6, 2023 as Exhibit 10.1 thereto.
10.28	Form of Securities Purchase Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.1 thereto.
10.29	Form of Registration Rights Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.3 thereto.
10.30	Form of AAI Guaranty dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.4 thereto.
10.31	Form of Subsidiary Guaranty dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.5 thereto.
10.32	Form of Voting Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.6 thereto.
10.33	Form of Lockup Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.7 thereto.
10.34	Form of Security Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.2 thereto.
10.35+	Purchase Agreement, dated as of June 5, 2023, between BitNile Metaverse, Inc. and Arena Business Results, LLC. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2023 as Exhibit 10.1 thereto.

14.1	Code of Ethics. Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2021 as Exhibit 14.1 thereto
21.1**	List of Subsidiaries.
23.1**	Consent of RBSM LLP.
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
+	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and is the type that the registrant treats as private or confidential. A copy of omitted information will be furnished to the Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 14, 2023

BITNILE METAVERSE, INC.

By:	/s/ Randy S. May
Randy S. May
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jay Puchir
Jay Puchir
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

July 14, 2023	/s/ Randy S. May
Randy S. May, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

July 14, 2023	/s/ Jay Puchir
Jay Puchir, Chief Financial Officer (Principal Financial Officer)

July 14, 2023
Jim Galla, Chief Accounting Officer (Principal Accounting Officer)

July 14, 2023	/s/ Henry Nisser
Henry Nisser, President, General Counsel and Director

July 14, 2023	/s/ Steven K. Nelson
Steven K. Nelson, Director

July 14, 2023	/s/ Gary Metzger
Gary Metzger, Director

July 14, 2023	/s/ Emily Pataki
Emily Pataki, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

BitNile Metaverse, Inc. and subsidiaries (formerly Ecoark Holdings, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BitNile Metaverse, Inc. and subsidiaries (formerly Ecoark Holdings, Inc.) (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company's Ability to Continue as a Going Concern

The accompanying combined consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and had an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The combined consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Investment in White River Energy Corp

Critical Audit Matter Description

As described in Note 6 to the financial statements, the Company has $30 million as Investment in White River Energy Corp. arising from a share exchange agreement pursuant to which it sold its oil and gas business in July 2022 and the investment is classified as a current asset on the balance sheet. Management fair values investment at each reporting date and as a result, determined loss on the value using the lower of cost or market value principal. We determined the fair value of investment as a critical audit matter as it involved high level of management judgment and in turn led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence related to management’s valuation methods and significant assumptions. In addition, the audit effort involved the use of professional with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the Company’s assertion on the fair value of investment included the following, among others -

●	We utilized personnel with specialized knowledge and skill in valuation to assist in; a) assessing the appropriateness and relative valuation methodology, b) evaluating the reasonableness of the assumptions and estimates used in the option pricing method approach,

●	Evaluate the reasonableness of management’s significant estimates and assumptions including discount rates, weighted average cost of capital and futures market conditions.

●	Evaluate if there have been events and circumstances that might indicate that the Investment has been impaired.

Valuation of Series B and C Preferred Stock issued to Ault Lending Inc.–

Critical Audit Matter Description

As described in Note 3 and Note 17 to the financial statements, the Company acquired the assets and assumed certain liabilities of Bitnile.com pursuant to a share exchange agreement by issuance of Series B and C preferred stock. The management determined the preferred shares constituted a derivative liability at inception and remeasured at the reporting date. We have identified the valuation of Series B and C Preferred Stock as a critical audit matter as (i) there was a high degree of auditor judgment and subjectivity involved in performing procedures and evaluating audit evidence related to the transaction in its entirety based on the judgment and understanding by management when developing the estimates, (ii) significant audit effort was necessary to evaluate management’s anticipated and significant assumptions. In addition, the audit effort involved the use of professional with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the Company’s assertion on the fair value of preferred stocks included the following, among others -

●	We utilized personnel with specialized knowledge and skill in valuation to assist in; a) assessing the appropriateness and relative weighting of valuation methodology, b) evaluating the reasonableness of the assumptions and estimates used in the methods applied,

●	Evaluate the reasonableness of management’s significant estimates and assumptions including discount rates, future cash flows and futures market conditions.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

PCAOB ID 587

New York, New York

July 14, 2023

BITNILE METAVERSE, INC. AND SUBSIDIARIES

(FORMERLY ECOARK HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2023 AND 2022

	MARCH 31,	MARCH 31,
	2023	2022
ASSETS

CURRENT ASSETS:

Cash ($16,000 pledged as collateral for credit as of March 31, 2023 and 2022, respectively)	$66,844	$85,073
Investment - White River Energy Corp.	9,224,785	-
Intangible assets, cryptocurrencies	-	19,267
Prepaid expenses and other current assets, current portion	1,215,065	862,944
Current assets of discontinued operations/held for sale	1,297,801	2,412,842

Total current assets	11,804,495	3,380,126

NON-CURRENT ASSETS:
Property and equipment, net	4,432,403	7,226,370
Intangible assets, net	6,204,339	-
Power development costs	-	2,000,000
Right of use assets - operating leases	339,304	461,138
Other assets	10,905	11,189
Non-current assets of discontinued operations/held for sale	984,071	22,898,420

Total non-current assets	11,971,022	32,597,117

TOTAL ASSETS	$23,775,517	$35,977,243

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$6,225,887	$2,723,865
Accrued liabilities	1,643,494	668,659
Warrant derivative liabilities	6,264	4,318,630
Preferred stock derivative liability, net	19,855,962	-
Current portion of long-term debt	323,818	608,377
Advances - former parent of Bitnile.com	5,782,643	-
Current portion of lease liability - operating leases	110,120	117,451
Current liabilities of discontinued operations/held for sale	2,952,257	3,337,994

Total current liabilities	36,900,445	11,774,976

NON-CURRENT LIABILITIES
Lease liability - operating leases, net of current portion	235,856	345,976
Long-term debt, net of current portion	205,554	67,802
Non-current liabilities of discontinued operations/held for sale	377,786	1,653,901

Total non-current liabilities	819,196	2,067,679

Total Liabilities	37,719,641	13,842,655

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized
Series A Preferred stock, 882 and 0 shares issued and outstanding as of March 31, 2023 and 2022, respectively	-	-
Series B Preferred stock, 8,637.5 and 0 shares issued and outstanding as of March 31, 2023 and 2022, respectively	-	-
Series C Preferred stock, 1,362.5 and 0 shares issued and outstanding as of March 31, 2023 and 2022, respectively	-	-
Common stock, $0.001 par value, 3,333,333 shares authorized, 1,383,832 and 878,803 shares issued and 1,383,832 and 874,899 shares outstanding as of March 31, 2023 and 2022, respectively	1,384	879
Additional paid in capital	199,062,577	183,271,546
Accumulated deficit	(208,677,438)	(158,868,204)
Treasury stock, at cost	-	(1,670,575)

Total stockholders' equity before non-controlling interest	(9,613,477)	22,733,646
Non-controlling interest	(4,330,647)	(599,058)

Total stockholders' equity (deficit)	(13,944,124)	22,134,588

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$23,775,517	$35,977,243

BITNILE METAVERSE, INC. AND SUBSIDIARIES

(FORMERLY ECOARK HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	MARCH 31,
	2023	2022
CONTINUING OPERATIONS:
REVENUES	$-	$27,182
COST OF REVENUES	263,954	183,590
GROSS PROFIT	(263,954)	(156,408)

OPERATING EXPENSES
Salaries and salaries related costs	12,105,003	9,092,412
Professional and consulting fees	1,644,927	1,029,898
Selling, general and administrative costs	8,030,817	5,394,363
Bad debt	4,418,229	-
Depreciation, amortization, and impairment	1,773,120	347,306
Cryptocurrency impairment losses	9,122	7,229

Total operating expenses	27,981,218	15,871,208

LOSS FROM CONTINUING OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(28,245,172)	(16,027,616)

OTHER INCOME (EXPENSE)
Change in fair value of warrant derivative liabilities	4,312,366	15,386,301
Change in fair value of preferred stock derivative liabilities	28,611,760	-
Change in fair value of investment in White River Energy Corp	(20,775,215)	-
Derivative income (expense)	14,365,276	-
Loss on conversion of derivative liability to common stock in conversion of preferred stock	(3,923)	-
Loss on conversion of derivative liability in redemption of preferred stock	-	-
Loss on acquisition of Bitnile.com	(54,484,279)
Gain (loss) on disposal of fixed assets	(570,772)	-
Interest expense, net of interest income	(744,895)	(580,919)
Total other income (expense)	(29,289,682)	14,805,382

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(57,534,854)	(1,222,234)

DISCONTINUED OPERATIONS:
(Loss) income from discontinued operations	(18,003,354)	(9,332,218)
(Loss) on disposal of discontinued operations	(11,823,395)	-
Total discontinued operations	(29,826,749)	(9,332,218)

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(87,361,603)	(10,554,452)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(87,361,603)	(10,554,452)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	5,734,800	629,058

NET LOSS TO CONTROLLING INTEREST	$(81,626,803)	$(9,925,394)
Less: Preferred Stock Dividends	484,213	-

NET LOSS TO CONTROLLING INTEREST OF COMMON STOCKHOLDERS	$(82,111,016)	$(9,925,394)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$(53.62)	$(0.71)
Discontinued operations	(30.59)	(11.14)
	$(84.21)	$(11.85)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	975,063	837,713

BITNILE METAVERSE, INC. AND SUBSIDIARIES

(FORMERLY ECOARK HOLDINGS, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

					Additional			Non-
	Preferred		Common Stock		Paid-In	Accumulated	Treasury	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Total

Balance - March 31, 2021	-	$-	756,859	$757	$167,609,607	$(148,912,810)	$(1,670,575)	$-	$17,026,979

Shares issued in the exercise of stock options, including cashless exercises	-	-	675	1	28,299	-	-	-	28,300
Shares issued for services rendered, net of amounts prepaid	-	-	5,327	5	916,346	-	-	-	916,351
Shares issued in registered direct offering, net of amount allocated to derivative liability	-	-	115,942	116	8,026,963	-	-	-	8,027,079
Shares issued by Agora Digital Holdings, Inc. for services rendered, net of amounts prepaid	-	-	-	-	4,683,756	-	-	-	4,683,756
Share-based compensation	-	-	-	-	2,006,575	-	-	-	2,006,575
Recognition of non-controlling interest	-	-	-	-	-	(30,000)	-	30,000	-

Net loss for the year	-	-	-	-	-	(9,925,394)	-	(629,058)	(10,554,452)

Balance - March 31, 2022	-	-	878,803	879	183,271,546	(158,868,204)	(1,670,575)	(599,058)	22,134,588

Shares issued for commitment for preferred stock offering, net of expenses	-	-	3,429	3	193,413	-	-	-	193,416
Shares issued for cash under ATM, net of fees	-	-	344,050	344	1,715,095	-	-	-	1,715,439
Shares issued in conversion of preferred stock to common stock	-	-	80,555	81	3,182,312	-	-	-	3,182,393
Shares issued in settlement	-	-	14,430	14	(625,589)	-	1,670,575	-	1,045,000
Shares issued for preferred stock dividends	-	-	58,073	58	505,299	-	-	-	505,357
Shares issued by Agora Digital Holdings, Inc. for services rendered, net of amounts prepaid	-	-	-	-	9,631,406	-	-	-	9,631,406
Shares issued for vested restricted stock units	-	-	4,492	5	(5)	-	-	-	-
Share-based compensation	-	-	-	-	1,189,100	-	-	-	1,189,100
Disposal of subsidiaries in reverse merger transactions	-	-	-	-	-	32,301,782	-	2,003,211	34,304,993
Net loss for the year	-	-	-	-	-	(81,626,803)	-	(5,734,800)	(87,361,603)
Preferred stock dividends	-	-	-	-	-	(484,213)	-	-	(484,213)

Balance - March 31, 2023	-	$-	1,383,832	$1,384	$199,062,577	$(208,677,438)	$-	$(4,330,647)	$(13,944,124)

The accompanying notes are an integral part of these consolidated financial statements.

BITNILE METAVERSE, INC. AND SUBSIDIARIES

(FORMERLY ECOARK HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	MARCH 31,
	2023	2022

CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(87,361,603)	$(10,554,452)
Adjustments to reconcile net loss to net cash used in operating activities
Change in non-controlling interest	(5,734,800)	(629,058)
Loss on acquisition of Bitnile.com	54,484,279	-
Depreciation, amortization, and impairment	1,773,120	347,306
Cryptocurrency impairment losses	9,122	7,228
Debt modification expense	879,368	-
Share-based compensation	1,189,100	2,006,575
Change in fair value of investment in White River Energy Corp	20,775,215	-
Change in fair value of warrant derivative liabilities	(4,312,366)	(15,386,301)
Change in fair value of preferred stock derivative liabilities	(28,611,759)	-
Derivative (income) expense	(14,365,276)	-
Loss on conversion of derivative liabilities to common stock	3,923	-
Loss on disposal of fixed assets	570,772	-
Loss on disposal of White River and Pinnacle Frac	12,534,900	-
(Gain) on disposal of Trend Discovery Holdings	(711,505)	-
Common shares issued for services	1,045,000	916,351
Common shares issued for services - Agora	9,631,406	4,683,756
Amortization of discount	47,515	-
Development expenses reduced from refund of power development fee	155,292	-
Impairment of development fee	1,000,000	-
Bad debt on note receivable	4,418,229	-
Warrants granted for interest expense	-	545,125
Warrants granted for commissions	-	744,530
Commitment fees on long-term debt	17,681	25,855
Changes in assets and liabilities
Prepaid expenses and other current assets	268,779	126,605
Intangible assets - cryptocurrencies	10,145	(26,495)
Amortization of right of use asset - operating leases	121,834	45,472
Accrued interest receivable	(168,229)	-
Operating lease expense	(117,451)	(43,183)
Accounts payable	1,189,656	2,203,284
Accrued liabilities	2,153,754	(1,083,994)
Total adjustments	58,257,704	(5,516,944)
Net cash used in operating activities of continuing operations	(29,103,899)	(16,071,396)
Net cash provided by (used in) discontinued operations	14,815,722	(1,561,790)
Net cash used in operating activities	(14,288,177)	(17,633,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of power development costs	844,708	(2,000,000)
Purchase of fixed assets	(40,074)	(7,201,446)
Net cash provided by (used in) investing activities of continuing operations	804,634	(9,201,446)
Net cash (used in) provided by investing activities of discontinued operations	(681,968)	9,819,090
Net cash provided by investing activities	122,666	617,644

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock in a registered direct offering, net of fees	-	19,228,948
Proceeds from exercise of stock options	-	28,300
Proceeds from former parent of Bitnile.com	1,378,294	-
Proceeds from notes payable - related parties	986,000	-
Repayments of notes payable - related parties	(986,000)	(327,500)
Proceeds from long-term debt	487,500	570,000
Repayment of long-term debt	(822,210)	(23,967)
Repayment of obligation to third party to be reflected as future redemptions of Series A Preferred Stock	(635,000)	-
Proceeds from the sale of common stock under ATM	1,715,439	-
Proceeds from the sale of preferred stock	12,000,000	-
Net cash provided by financing activities of continuing operations	14,124,023	19,475,781
Net cash provided by (used in) financing activities of discontinued operations	23,259	(3,184,977)
Net cash provided by financing activities	14,147,282	16,290,804

NET DECREASE IN CASH AND RESTRICTED CASH	(18,229)	(724,738)

CASH - BEGINNING OF YEAR	85,073	809,811

CASH - END OF YEAR	$66,844	$85,073

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$23,055	$20,106
Cash paid for income taxes	$-	$-

SUMMARY OF NON-CASH ACTIVITIES:

Reclassification of assets of discontinued operations to current operations in fixed assets	$-	$193,904
Recognition of non-controlling interest - Agora	$-	$30,000
Lease liability recognized for ROU asset	$-	$506,610
Vehicle trade-in for note payable	$-	$80,325
Bifurcation of derivative liability in registered direct offering	$-	$11,201,869
Issuance costs on mezzanine equity	$193,416	$-
Non-controlling interest recorded in consolidation of Wolf Energy Services, Inc.	$2,003,211	$-
Preferred shares/derivative liability converted into common stock	$3,182,393	$-
Mezzanine equity reclassified to liability upon amendment	$9,551,074	$-

BITNILE METAVERSE INC. AND SUBSIDIAIRES

(FORMERLY ECOARK HOLDINGS, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On March 15, 2023, Ecoark Holdings Inc. changed their name to BitNile Metaverse Inc. (“BitNile Metaverse”, “Ecoark Holdings” or the “Company”) and they are a holding company, incorporated in the State of Nevada on November 19, 2007. Through March 31, 2023, the Company’s former wholly owned subsidiaries with the exception of Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) and Zest Labs, Inc. (“Zest Labs”) have been treated for accounting purposes as divested. See below in this Note 1 and Note 2 “Discontinued Operations.” As a result of the divestitures, all assets and liabilities of the former subsidiaries have been reclassified to discontinued operations on the consolidated balance sheet for March 31, 2022 and all operations of these companies have been reclassified to discontinued operations and loss on disposal on the consolidated statements of operations for the years ended March 31, 2023 and 2022.

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

As disclosed in these Notes, the Company had decided it was in the best interests of its stockholders that it divest all of its principal operating assets through a series of spin-offs or stock dividends to the Company’s stockholders. It intended to do so either by engaging in business combinations with existing public companies which have trading symbols and markets like White River Energy Corp (formerly Fortium Holdings Corp.) (“WTRV”) which acquired White River Holdings Corp on July 25, 2022, and Wolf Energy Services, Inc. (formerly Enviro Technologies US, Inc.) (“Wolf Energy”) which acquired Banner Midstream Corp. on September 7, 2022, or by direct dividends. The Company’s plan was also driven by the dividends it must pay to an investor which provided $12 million on June 8, 2022 in exchange for preferred stock and a warrant, the former of which was subsequently amended, and the latter of which was subsequently cancelled. Because all spin-offs require the transactions to be registered with the Securities and Exchange Commission, the Company did not complete any spin-offs in fiscal 2023. Because of the plans to spin-off its principal operating subsidiaries, the Company was searching for one or more operating businesses to acquire. As discussed below in Note 1 and in Note 3, the Company acquired BitNile.com on March 7, 2023. The Company has decided to leave Agora and Zest Labs in the Company and to not proceed with the spin-offs of these entities, although it intends to create a trust to distribute at least 95% of the net proceeds of the pending Zest Labs litigation recoveries, if any, to the Company’s stockholders as of September 30, 2022. The Company currently plans to transfer all of the common stock of Zest Labs Inc. into a limited liability company, of which any net proceeds from the sale or licensing of Zest intellectual property or the aforementioned potential net proceeds from Zest litigation would be distributed to the Company’s shareholders of record as of November 15, 2022.

See the Company’s Annual Report for the year ended March 31, 2022 on Form 10-K filed July 7, 2022 for details regarding the businesses of White River Holdings Corp, Banner Midstream Corp and Trend Discovery Holdings, LLC.

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

On August 23, 2022 the Company entered into a Share Exchange Agreement (the “Agreement”) with Wolf Energy and Banner Midstream. Pursuant to the Agreement, upon the terms and subject to the conditions set forth therein, the Company acquired 51,987,832 shares of the Wolf Energy common stock in exchange for all of the capital stock of Banner Midstream owned by the Company, which represents 100% of the issued and outstanding shares (the “Exchange”). Following the closing of the Agreement which occurred on September 7, 2022, Banner Midstream continues as a wholly-owned subsidiary of Wolf Energy. On September 7, 2022, the Exchange was completed, and Banner Midstream became a wholly-owned subsidiary of Wolf Energy. The shares the Company that were issued by Wolf Energy represented approximately 70% of the total voting shares of Wolf Energy that were outstanding as of that time. As a result, the Company consolidates Wolf Energy in its consolidated financial statements; however because it is the intent of the Company to distribute these shares in Wolf Energy to the stockholders of the Company upon the effectiveness of a registration statement filed by Wolf Energy, the Company has classified the assets and liabilities of Wolf Energy and the results of operations of Wolf Energy in discontinued operations. See Note 2.

On February 8, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) by and among Ault Alliance, Inc. (“Ault”), the owner of approximately 86% of BitNile.com, Inc. (“BitNile.com”), a significant shareholder of the Company, and the minority stockholders of BitNile.com (the “Minority Shareholders”). The SEA provides that, subject to the terms and conditions set forth therein, the Company will acquire all of the outstanding shares of capital stock of BitNile.com as well as the common stock of Earnity, Inc. beneficially owned by BitNile.com (which represents approximately 19.9% of the outstanding common stock of Earnity, Inc. as of the date of the SEA), in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of the Company to be issued to Ault (the “Series B”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of the Company to be issued to the Minority Shareholders (the “Series C,” and together with the Series B, the “Preferred Stock”). The Series B and the Series C, the terms of which are summarized in more detail below, each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of $100,000,000, and subject to adjustment are convertible into a total of up to 13,333,333 shares of the Company’s common stock, which represent approximately 92.4% of the Company outstanding common stock on a fully-diluted basis. The Company has independently valued the Series B and Series C as of the date of acquisition. The combined value of the shares issued to Ault was $53,913,000 using a blended fair value of the discounted cash flow method and option pricing method. See Note 3 for the details on the asset purchase as BitNile.com did not meet the accounting definition of a business and Note 17 for details on the Series B and C Preferred Stock.

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

Pursuant to the Series B Certificate, each share of Series B is convertible into a number of shares of the Company’s common stock determined by dividing the Stated Value by $7.50, or 1,333 shares of common stock. The conversion price is subject to certain adjustments, including potential downward adjustment if the Company closes a qualified financing resulting in at least $25,000,000 in gross proceeds at a price per share that is lower than the conversion price. The Series B holders are entitled to receive dividends at a rate of 5% of the Stated Value per annum from issuance until February 7, 2033 (the “Dividend Term”). During the first two years of the Dividend Term, dividends will be payable in additional shares of Series B rather than cash, and thereafter dividends will be payable in either additional shares of Series B or cash as each holder may elect. If the Company fails to make a dividend payment as required by the Series B Certificate, the dividend rate will be increased to 12% for as long as such default remains ongoing and uncured. Each share of Series B also has an $11,000 liquidation preference in the event of a liquidation, change of control event, dissolution or winding up of the Company, and ranks senior to all other capital stock of the Company with respect thereto other than the Series C with which the Series B shares equal ranking. Each share of Series B is entitled to vote with the Company’s common stock at a rate of 300 votes per share of common stock into which the Series B is convertible.

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

The terms, rights, preferences and limitations of the Series C are substantially the same as those of the Series B, except that the Series B holds certain additional negative covenant and consent rights, and Series C holders vote with the Company’s common stock on an as-converted basis. The Company is required to maintain a reserve of authorized and unissued shares of common stock equal to 200% of the shares of common stock issuable upon conversion of the Preferred Stock, which is initially 26,666,667 shares.

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

The SEA further provides that following the closing the Company will prepare and distribute a proxy statement and hold a meeting of its stockholders to approve each of the following: (i) the SEA and the transactions contemplated thereby, (ii) a ratification of the Third Certificate Designations of Rights, Preferences, and Limitations of the Series A, (iii) a reverse stock split with a range of between 1-for 2 and 1-for-20, (iv) a change in the Company’s name to BitNile.com, Inc., (v) an increase of the Company’s authorized common stock to 1,000,000,000 shares of common stock; and (vi) any other proposals to which the Parties shall mutually agree. In addition, pursuant to the SEA the Company agreed to use its reasonable best efforts to effect its previously announce spin-offs of the common stock of Wolf Energy and White River held by or issuable to the Company, use its best efforts to complete one or more financings resulting in total gross proceeds of $100,000,000 on terms acceptable to Ault, and financially support the ongoing Zest Labs litigation. The holders of the Preferred Stock will not participate in the aforementioned spin-offs and distribution. In connection with the SEA, the Company and Ault also agreed that the net litigation proceeds from the Zest Labs litigation that was ongoing as of November 15, 2022 would be held in a trust for the benefit of the Company’s stockholders of record as of such date.

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

The SEA contains certain representations and warranties made by each of the Company, Ault and the Minority Shareholders. Upon the closing, which is subject to the closing conditions set forth in the SEA, including among other conditions the parties obtaining a fairness opinion from a national independent valuation firm and satisfactory completion of due diligence by each of the Company and Ault, BitNile.com will continue as a wholly-owned subsidiary of the Company. BitNile.com’s principal business entails the development and operation of a metaverse platform, the beta for which launched on March 1, 2023. This transaction closed on March 7, 2023.

On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest a total of $115 million in damages (later reduced to $110 million) which includes $65 million in compensatory damages and $50 million in punitive damages and found Walmart Inc. (“Walmart”) liable on three counts. The federal jury found that Walmart misappropriated Zest’s trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest’s trade secrets. See Note 19 – Commitments and Contingencies – Legal Proceedings.

Trend Holdings formed four subsidiaries, including Bitstream Mining, LLC, a Texas limited liability company (“Bitstream”), on May 16, 2021. In addition, Trend Holdings owned Barrier Crest, LLC (“Barrier Crest”) which was acquired along with Trend Capital Management, Inc. (“TCM”). On June 17, 2022, Agora sold Trend Holdings to an entity formed by the investment manager of Trend Discovery LP and Trend Discovery SPV and sold Trend Discovery Exploration LLC (“Trend Exploration”) to the Company. See Note 2, “Discontinued Operations”. The Company reclassified the operations of Barrier Crest and TCM, as discontinued operations as the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results as of March 31, 2022.

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

On May 4, 2023, the Company amended their Certificate of Incorporation for a 1-for-30 reverse stock split. The Company also reduced their authorized shares on a 1-for-30 basis going from 100,000,000 authorized shares down to 3,333,333 authorized shares. The Company has reflected this reverse split retroactively in their consolidated financial statements pursuant to SAB Topic 4C.

Overview of BitNile.com Metaverse

BitNile.com will generate revenue from their Metaverse primarily through the sale of tokens or coins that provide the end user with interactive entertainment (game play) and durable goods principally for the PC and mobile platforms. The Company primarily offer the following:

1.	Metaverse access – Provide access to main game content.

2.	Sale of Nile Tokens (“NT”) – NT’s can be used for additional digital game play only

3.	Sale of Nile Coins (“NC”) –NC’s can be used to participate in games of skill, buy durable goods, etc. all within the digital platform

4.	SweepCoins (“SC”) – Users can use SC to enter sweepstakes type games with a potential to win both digital goods and real world cash and prizes.

While the revenue received from the sale of NT and NC’s (collectively the “coins”) is currently nominal and nothing as of March 31, 2023, we believe that our operation of the BitNile.com website could be a scalable source of revenue in the future. Additionally, we expect the website will be a mechanism to help increase our brand reputation and recognition by participants, which we believe will result in the acquisition and monetization of new users to the site.

Our games operate on a free-to-play model, whereby game players may collect coins free of charge through the passage of time and if a game player wishes to obtain coins above and beyond the level of free coins available to that player, the player may purchase additional coin packages (“Freemium” gaming model). Once a purchase is completed, the coins are deposited into the player’s account and the NT’s and NC’s are not separately identifiable from previously purchased coins or coins obtained by the game player for free. Once obtained, NT and NC (either free or purchased) cannot be redeemed for cash nor exchanged for anything outside of the Metaverse. The items these virtual coins can be spent on are generally classified as either (1) consumables (i.e., items that are consumed by a specific action and are no longer available to a customer once consumed, such as virtual game play) or (2) durables (digital goods, i.e., items that are accessible to a player for use throughout the entire game, such as clothing or skins). When coins are used and played in the games, the game player could “win” and would be awarded additional coins or could “lose” and lose the future use of those coins. We have concluded that the coins represent both consumable goods and durables, because 1) the game player does not receive any additional benefit from the game and is not entitled to any additional rights once the coins are consumed and 2) because once coins are used for the purchase of durable goods, those goods will continue to benefit the player throughout their gaming life cycle.

We receive customer payments via payment processors based on the payment terms established in our terms of service (“TOS”). Payments for the purchase of NT and NC’s are made via a payment processor (remitted to us on a daily basis), and such payments are non-refundable in accordance with our standard TOS.

The Company holds no cryptocurrency or is an owner of any digital wallets containing currencies other than fiat currency.

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

As discussed in this Note 1, Agora has refocused its efforts and will become a power-centric hosting company rather than a Bitcoin mining company and will not hold any Bitcoin in its digital wallets. To that end, Agora entered into a Master Services Agreement (“MSA”) on December 7, 2022 with BitNile, Inc. (“BitNile”), whereby BitNile agreed to provide mining equipment which Agora would host at its West Texas location and supply the electricity for the cryptocurrency mining. The MSA requires Agora to initially provide up to 12MW of electricity at the West Texas site for BitNile’s use. An additional 66MW of power can be made available to BitNile as well for a total of 78MW. To meet this obligation, the Company is required to raise at least $5,000,000 to enable the build out of the hosting facility, including the initial 12MW of power within 45 days of the date of the MSA. As of the date of this Report, this requirement has not been met. Agora has not received any miners in this transaction as of March 31, 2023.

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

On March 27, 2020, the Company and Banner Midstream Corp (“Banner Midstream”), entered into the Banner Purchase Agreement to acquire Banner Midstream. Pursuant to the acquisition, Banner Midstream became a wholly owned subsidiary of the Company and Banner Energy Services, Inc. (“Banner Parent”) received shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Banner Midstream. The Company sold all divisions of Banner Midstream in July 2022 and September 2022 as discussed herein.

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

The Company has utilized the guidance under ASC 810-10-55-4B, Case A for a Change that has resulted in the recognition of non-controlling interest. On October 1, 2021, Agora issued restricted common stock to non-employee directors, management, employees and advisors. As a result of the restricted common share issuances, the Company now owns less than 100% of Agora (approximately 89%). The Company expects it will continue to control Agora until it completes the distribution of Agora common stock to its security holders described above; after that event occurs, it may still have sufficient equity ownership to control Agora unless one or more third parties acquire a larger equity position.

During the year ended March 31, 2023, Agora issued 400,000 shares of common stock to consultants and management. As a result of these issuances, the Company’s ownership percentage in Agora dropped from approximately 90% to approximately 89%.

The Company sold both White River and Banner Midstream in July and September 2022, respectively. These entities are no longer subsidiaries of the Company. The Company has investments in WTRV and Wolf Energy that represent the shares it received for the sale of these entities. The investment in WTRV is in non-voting preferred shares, and Management has concluded that the Company is not the primary beneficiary in this transaction, and thus no consolidation is required for White River as a variable interest entity. The Company currently owns approximately 66% of the total issued common shares of Wolf Energy and has consolidated Wolf Energy; however, the Company expects to distribute these shares to its stockholders of record as of September 30, 2022, and thus has reflected Wolf Energy in the discontinued operations of the Company for the year ended March 31, 2023.

On March 7, 2023 the Company acquired all of the outstanding shares of capital stock of BitNile.com as well as the common stock of Earnity, Inc. beneficially owned by BitNile.com (which represents approximately 19.9% of the outstanding common stock of Earnity, Inc. as of the date of the SEA), in exchange for the following: (i) 8,637.5 shares of Series B and (ii) 1,362.5 shares of Series C. The BitNile.com acquisition was accounted for as an acquisition of a group of assets as this entity did not meet the accounting definition of a business under ASU 2017-01.

The following are the subsidiaries of the Company as of March 31, 2023:

Bitnile.com, Inc. 100%

Ecoark, Inc., 100%

Zest Labs, Inc., 100%

Agora Digital Holdings, Inc., 89%

Reclassifications

The Company has reclassified certain amounts in the March 31, 2022 consolidated financial statements to be consistent with the March 31, 2023 presentation, including the reclassification of Barrier Crest, TCM, White River, Pinnacle Frac, and Capstone assets and liabilities from continuing operations to held for sale and reclassifications of operations of Barrier Crest, TCM, White River, Pinnacle Frac, and Capstone to discontinued operations. The March 31, 2022 consolidated balance sheet has been reclassified to include the assets and liabilities sold for White River, Pinnacle Frac, and Capstone as well. These changes had no impact on the Company’s financial position or result of operations for the periods presented.

Noncontrolling Interests

In accordance with ASC 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In October 2021 and July 2022, with the issuance of restricted common stock to directors, management and advisors, the Company no longer owns 100% of Agora. As of March 31, 2023 and 2022, approximately 11% and 9.1% is reflected as non-controlling interest of that entity. In addition, we have reflected 34% of Wolf Energy as noncontrolling interests as the Company represents approximately 66% of the voting interests in Wolf Energy.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, estimates of discount rates in lease, liabilities to accrue, fair value of derivative liabilities associated with warrants, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards.

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

When Agora generates hosting revenues, it will follow ASC 606 as outlined above and recognize revenue upon the completion of the performance obligations as stipulated under the MSA. For the years ended March 31, 2023 and 2022, no revenue has been recognized under any hosting agreements.

All Bitcoin that is mined under these arrangements will be transmitted directly into the third-party digital wallets and the Company will not hold any Bitcoin in its accounts.

Gaming Revenue

The authoritative guidance on revenue recognition for gaming revenue is ASC 606. The objectives of ASC 606 are to establish the principles that an entity shall apply to report useful information to users of the financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. We determined this would not be subject to ASC 985-605 because the customers cannot take possession of the online games. That is, this type of arrangement would not be accounted for as a transfer of a software license.

Depending on the circumstances, the guidance may be applied on a contract-by-contract basis, or the practical expedient described in ASC 606-10-10-4 of using the portfolio approach may be followed.

The portfolio approach allows an entity to apply the guidance to a portfolio of contracts with similar characteristics so long as the result would not differ materially from the result of applying the guidance to individual contracts. We have determined that the use of the portfolio approach is the most appropriate for our contracts as the TOS and related promises or obligations are identical for all customers/gamers.

There were no revenues recognized for gaming during the years ended March 31, 2023 and 2022.

Step 1: Identify the Contract with the Customer

STEP 1 of the revenue recognition model requires that we identify the contract(s) with a customer. This section discusses the steps to determine whether a contract exists and specific considerations that may impact that determination.

Per ASC 606-10-25-1, the five criteria for identifying a contract are as follows:

1.	The parties have approved the contract and are committed to perform.

a.	Our contracts consist of TOS for the sale of coins to gamers

2.	Each party’s rights are identifiable:

a.	Rights are identifiable in contracts with customers and are documented within our Terms of Service

3.	Payment terms are identifiable:

a.	Payment terms are identifiable in contracts with the end customer. The consideration from the sale of coins comes from gamers and the payment terms are identified prior to entering into the contract and are listed in our TOS.

4.	The contract has commercial substance:

a.	Generally, an executed sale of coins and related cash flow is evidence of commercial substance.

5.	The collection is probable based on the customer’s ability and intent to pay:

a.	We collect the consideration from a reputable third-party transaction processor and is not dependent on their collection from the gamers indicating that it is probable we will collect.

Step 2: Identify the Performance Obligations

While there is no explicit promise that we will provide the Metaverse game play service on a continuous basis, we believe that there is an implicit promise to do so. We considered the nature of the implied promise and took in to account the following items that we consider to be relevant to our assessment:

●	Whether the nature of the implied promise is to provide an enhanced gaming experience through the hosted service over time or to enable the player to consume virtual items immediately

●	The period over which the enhanced gaming experience is provided if the benefits are consumed throughout the hosting period (e.g., user life, gaming life).

●	The life span over which, or number of times, the virtual good or item may be accessed or used.

●	Whether the virtual good or item must be used immediately or can be stored for use later.

●	How and over what period the virtual item benefits the customer’s gaming experience (e.g., a consumable such as spending coins for game play vs. a durable avatar skin that allows a player to upgrade within the game in such a way that it continues to enhance the game players experience).

●	If the benefit of purchasing the virtual item or good on the customers gaming experience is temporary or permanent.

We have an obligation to provide a playable game content service to the customer to enable the customer to consume purchased coins within the Metaverse on either additional game play or in-game digital goods. For the sale of consumable virtual items, the Company recognizes revenue as the items are consumed.

As the durable goods (upgraded equipment, clothing, avatars, etc.) are purchased with NC’s and then used throughout the remainder of the life of the gamer, we considered if they were material in the context of the contract and represented a distinct and separate promise or obligation to be recognized over the life of the gamer. We determined that these goods cannot be beneficial on their own without providing of the full Metaverse service with which to utilize the goods and therefore concluded that the goods are not distinct as they do not meet both the criteria in ASC 606-10-25-19 through 606-10-25-21. Due to not being a distinct promise or separately identifiable per ASC 606-10-25-21(c), the durable goods should not be separated from the game play service promise and should be treated as a combined or bundled service with a single performance obligation in accordance with ASC 606-10-25-22.

We also considered the awarded SC’s that can be obtained through marketing giveaways, for purchasing a NC package or by the mailing in of a request for SC’s. We considered if the SC’s were material in the context of the contract and represented a distinct and separate promise or obligation. The SC’s can be redeemed for cash once a certain minimum has been obtained/won through sweepstakes type games. No contract or obligation exists until the SC holder has accumulated a minimum amount of won coins (different than gifted coins) through playing sweepstakes games which is able to be tracked within the system. While not considered material at the individual contract level, we believe the rewards program as a whole could be significant and would convey a material right to the total rewards for all customers once earned (similar to “free” loyalty points earned by a credit card user) and therefore represents a separate performance obligation.

Based on our assessment of the different coins sold above we are able to conclude that there are two separate performance obligations. One to provide playable game content service to the customer to enable the customer to consume purchased coins within the Metaverse on either additional game play or in-game digital goods and the second is to redeem players cash redemptions of SC’s once qualified.

Step 3: Determine the transaction price

The transaction price depends on the coin package selected and is established by the Company’s management and stated in the contract with our customer prior to purchase. Any changes to the price are made prior to a transaction and the updated price is clearly displayed for the customer to see. The gamer indicates their agreement to this price prior to the purchase of the coin package or would not engage further and wouldn’t purchase additional coins. The coin package transaction prices are noted in the table below:

Coin Package Orders	Price

10k NILE-T	$2
25k NILE-T / 4 NILE-S	$5
50k NILE-T / 9 NILE-S	$10
100k NILE-T / 20 NILE-S	$20
250k NILE-T / 51 NILE-S	$50
500k NILE-T / 103 NILE-S	$100
1.5M NILE-T / 310 NILE-S	$300

Step 4: Allocate the transaction price to the performance obligations

The transaction price should be allocated between the two performance obligations based on their stand-alone selling prices. The NT’s transaction prices would be allocated completely to the first performance obligation while the NC’s sales would need to be allocated between the first and second obligations. As the SC’s can’t be purchased, the amount allocated to the SC’s redemption for cash obligation should be based on management’s best estimates.

In order to estimate and allocate the transaction price between the two obligations, we considered the following inputs:

●	The sweepstakes games win percentage

●	The amount of SC’s it will take to qualify for cash redemption (minimum of 50 won coins accumulated)

●	The cash value of 1 SC that is available to be redeemed

●	The likelihood that the cash redemption option will be exercised (breakage of total outstanding SC’s)

●	The stand-alone selling price of the NC coin packages that include “free” SC’s

●	The percentage of purchased NC’s consumed during the period

We also took into consideration the reward point allocation example in ASC 606-10-55-353 - 356 as the nature of the obligations and related estimated redemptions are similar in nature.

Based on that example we determined the allocation between NC and SC revenue to be calculated considering the following assumptions:

●	Total sweeps game win percentage is equal to 4% of all SC’s issued

●	A minimum of 50 qualifying coins must be accumulated in a players account to be redeemable

●	We assume that 90% of won coins were actually redeemed (not assumed, just used in example below as most users consume all their SC’s rather than redeem)

●	The value of 1 redeemable SC is equal to $1

●	We estimate that 99% of purchased NC’s are consumed during the period they were purchased

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

Step 5 of the revenue recognition model requires the company to recognize revenue when (or as) it satisfies a performance obligation.

For the NT and NC coins this is determined by the estimated consumption of purchased coins by the customer which indicates the performance obligation has been satisfied and revenue can be recognized at that point in time. We estimate the amount of outstanding purchased NT and NC virtual currency at period end based on customer behavior, because we are unable to distinguish between the consumption of purchased or free virtual currency. The estimated amount is based on an analysis of the customers’ historical play behavior, the timing difference between when virtual currencies are purchased by a customer and when those virtual currencies are consumed in game play, which historically has been relatively short.

For the SC’s, revenue is recognized when the Company has satisfied its performance obligation (point in time) relating to the redemption of coins for cash as this can be tracked and would not need to be estimated.

We will initially reduce the revenue recognized for the two obligations for the unredeemed coins by booking a contract liability and then recognize the revenue when we have determined the NT and NC coins have been abandoned by the player or have expired and for the SC’s, when the cash reward has been redeemed.

Additional considerations

Principal vs. Agent

We intend to recognize revenues on a gross basis because we have control over the pricing, content and functionality of coins and games on our providers platform. We evaluated our current agreements with our platform providers (Meet Kai) and end-user agreements and based on the preceding, we determined that the Company is the principal in such arrangements and Meet Kai is the agent in accordance with ASC 606-10-55-37. As the principal, the Company recognizes revenue in the gross amount and as such, we treat the percentage of sales paid to Meet Kai as an expense. Any future changes in these arrangements or to our games and related method of distribution may result in a different conclusion.

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

The carrying values of the Company’s financial instruments such as cash, investments, prepaid expenses, accounts payable, accrued expenses and derivative liabilities on preferred stock and warrants approximate their respective fair values because of the short-term nature of those financial instruments.

Bitcoin assets will be presented in current assets. Fair value will be determined by taking the price of the coins from the trading platforms which Agora will most frequently use.

Bitcoin

Prior to March 3, 2022 when the Company was mining Bitcoin, it included the Bitcoin in current assets in the consolidated balance sheets as intangible assets with indefinite useful lives. Bitcoin was recorded at cost less impairment. For the past Bitcoin accounting policies, refer to the Company’s Annual Report on Form 10-K filed on July 7, 2022. As of March 31, 2023, the Company neither owns nor mines any Bitcoin, and has no plans to mine or own any digital assets in the future.

Impairment of Assets

Management reviews their assets for impairment, including intangible assets and investmentswhenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Segment Information

The Company follows the provisions of ASC 280-10 Segment Reporting. The Company classified its reporting segments in these three divisions through March 31, 2022, when the Company determined that pursuant to ASC 205-20-45-1E that the operations related to the Financial Services segment would be reclassified as held for sale as those criteria identified in the pronouncement had been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022. Under ASC 855-10-55, the Company has reflected the sale of these entities and the operations as discontinued operations as of and for the years ended March 31, 2023 and 2022. As a result of the share exchanges involving White River and Wolf Energy, and the immaterial nature of the operations of Zest Labs and operations of BitNile.com which just recently began operations in the Company March 7, 2023, the Company no longer segregates its operations as most of the limited continuing operations are related to Agora.

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

Debt Modifications

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

Recently Issued Accounting Standards

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Liquidity /Going Concern

For the years ended March 31, 2023 and 2022, the Company had a net loss to controlling interest of common stockholders of $(82,111,016) and $(9,925,394), respectively, has working capital (deficit) of $(25,095,950) and $(8,394,850) as of March 31, 2023 and 2022, respectively, and has an accumulated deficit as of March 31, 2023 of $(208,677,438). As of March 31, 2023, the Company has $66,844 in cash and cash equivalents.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company sold its interests in Banner Midstream in two separate transactions on July 25, 2022 and September 7, 2022. In addition, it sold the non-core business of Trend Discovery on June 17, 2022. The Company expects to distribute the common stock it received (or issuable upon conversion of preferred stock) in the sales to its stockholders upon the effective registration statements for the two entities the companies were sold to. See Note 17, “Series A Convertible Redeemable Preferred Stock” for information on the Company’s recent $12 million convertible preferred stock financing. That financing has restrictive covenants that require approval of the investor for the Company to engage in any equity or debt financing.

The Company believes that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements, and it needs to raise capital to support their operations, raising substantial doubt about its ability to continue as a going concern. The Company has recently acquired BitNile.com and did not generate revenues as of March 31, 2023. The Company’s metaverse continues to attract users reaching over 1,000,000 in just the first month alone. In addition, upon entering into the MSA with BitNile, potential hosting revenue could generate revenue and earnings for the Company. If revenue is generated from the MSA, management expects that it will go towards covering the Company’s operating costs and to allow it to continue as a going concern. However, in order to proceed under the MSA, the Company will require additional financing to fund its future planned operations. MSA contemplates the Company providing services and infrastructure to BitNile to enable the build out of the hosting facility, including the initial 12MW of power within 45 days of the date of the MSA which as disclosed above was not met. We have generated no revenue to date under any hosting arrangement. The accompanying financial statements for the period ended March 31, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes continued revenue streams and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. In the Company’s fourth fiscal quarter ended March 31, 2023, the Company raised $1,715,439 from the sales of its common stock related to an “At-the-Market” (“ATM”) offering, with an additional approximate $1,800,000 raised in the first fiscal quarter of 2024. In addition, on April 27, 2023, the Company sold $6.875 million of principal face amount senior secured convertible notes with an original issue discount to sophisticated investors for gross proceeds to the company of $5.5 million. The notes mature on April 27, 2024 and are secured by all of the assets of the Company and certain of its subsidiaries, including BitNile.com. The proceeds received have gone towards working capital until the Company can generate the necessary funds from their operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See “Risk Factors” included in this Annual Report.

Impact of Business

COVID-19 did not have a material effect on the Consolidated Statements of Operations or the Consolidated Balance Sheets for the years ended March 31, 2023 and 2022.

COVID-19 has also contributed to the supply chain disruptions which have not had a material effect for the Company. The Company will continue to monitor potential supply chain shortages affecting its business.

The extent to which COVID-19 may impact the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

In addition, the war in Ukraine, growing inflation and climate change factors did not materially impact the Company’s business during the years ended March 31, 2023 and 2022.

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

On September 7, 2022, the Company sold its transportation business (Pinnacle Frac and Capstone) which is part of the Commodities segment. The Company has reflected the reclassification of assets and liabilities of these entities discontinued operations as of and for the period April 1, 2022 through August 31, 2022. The Company used August 31, 2022 as a cut-off as a majority of its revenue and expenses are billed on a monthly basis and it is more convenient to do so. The shares the Company were issued by Wolf Energy currently represent approximately 66% of the total voting shares of Wolf Energy. As a result, the Company will consolidate Wolf Energy in the consolidated financial statements. It is the intent of the Company to distribute these shares in Wolf Energy to the stockholders of the Company upon the effectiveness of a registration statement filed by Wolf Energy. Therefore, the Company has classified the assets and liabilities of Wolf Energy and the results of operations of Wolf Energy in discontinued operations. For a full description of the Wolf Energy Services, Inc. operations, refer to their 10-K for the year ended March 31, 2023 filed on June 26, 2023.

Current assets as of March 31, 2023 and 2022 – Discontinued Operations:

	March 31, 2023	March 31, 2022
Cash	$-	$391,125
Accounts receivable	-	1,075,960
Inventory	-	107,026
Prepaid expenses	-	838,731
Wolf Energy Services, Inc.	1,297,801	-
	$1,297,801	$2,412,842

Non-current assets as of March 31, 2023 and 2022 – Discontinued Operations:

	March 31, 2023	March 31, 2022
Goodwill	$-	$10,224,046
Property and equipment, net	-	3,117,962
Intangible assets, net	-	1,716,331
Oil and gas properties, full cost-method	-	6,626,793
Capitalized drilling costs, net of depletion	-	604,574
Right of use asset – operating and financing leases	-	608,714
Wolf Energy Services, Inc.	984,071	-
	$984,071	$22,898,420

Current liabilities as of March 31, 2023 and 2022 – Discontinued Operations:

	March 31, 2023	March 31, 2022
Accounts payable and accrued expenses	$-	$2,419,909
Current portion of long-term debt	-	572,644
Current portion of lease liability – operating and financing leases	-	345,441
Wolf Energy Services, Inc.	2,952,257	-
	$2,952,257	$3,337,994

Non-current liabilities as of March 31, 2023 and 2022 – Discontinued Operations:

	March 31, 2023	March 31, 2022
Lease liabilities – operating and financing leases, net of current portion	$-	$282,638
Long-term debt	-	67,512
Asset retirement obligations	-	1,303,751
Wolf Energy Services, Inc.	377,786	-
	$377,786	$1,653,901

The Company reclassified the following operations to discontinued operations for the years ended March 31, 2023 and 2022, respectively.

	2023	2022
Revenue	$10,955,153	$26,367,979
Operating expenses	17,110,005	35,026,774
Wolf Energy Services, Inc. – net loss	(11,287,671)	-
Other (income) loss	560,831	673,423
Net loss from discontinued operations	$(18,003,354)	$(9,332,218)

The following represents the calculation of the gain on disposal of Trend Discovery at June 17, 2022:

Secured Note Receivable	$4,250,000
Cash	(27,657)
Accounts receivable	(222,400)
Prepaid expenses	(99,566)
Goodwill	(3,222,799)
Other assets	(284)
Accounts payable and accrued expenses	34,211
Gain on disposal of discontinued operations	$711,505

The following represents the calculation of the loss on disposal of Banner Midstream Corp in two separate transactions – July 25, 2022 and September 7, 2022:

Investment – White River Energy Corp./Wolf Energy Services, Inc.	$35,328,753
Cash	(3,000,000)
Forgiveness of amounts due from subsidiaries	(39,997,461)
Reversal of investment booked on March 27, 2020 when acquired	(4,866,192)
Loss on disposal of discontinued operations	$(12,534,900)

NOTE 3: ASSET PURCHASE

As discussed in Notes 1 and 17, on March 7, 2023, the Company acquired BitNile.com from Ault. The Company accounted for this acquisition as an asset purchase as BitNile.com did not meet the definition of a business as discussed in ASC 805 and ASU 2017-01. We acquired the assets from a significant shareholder, Ault Alliance, Inc.

The Company acquired the assets and liabilities of BitNile.com noted below at fair value.

Prepaid expenses	$620,616
Property and equipment	330,190
Intangible assets	6,239,000
Accounts payable and accrued expenses	(3,186,513)
Due to BitNile.com former parent	(4,404,350)
Notes payable	(170,222)
$(571,279)

The consideration paid for the acquisition of BitNile.com was as follows (see Note 17):

Series B and Series C Preferred Stock	$53,913,000
Total consideration	$53,913,000

The Acquisition has been accounted for as a purchase of assets. The Company recognized a loss on the acquisition of $54,484,279 as a result of this acquisition in the Consolidated Statements of Operations for the year ended March 31, 2023.

NOTE 4: REVENUE

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. In the year ended March 31, 2023 the Company recognized no revenue and for the year ended March 31, 2022, the Company recognized revenue from continuing operations related to their Bitcoin mining operations in the amount of $27,182.

Metaverse

As discussed in Note 1 under revenue recognition, the Company realized and recognized no revenues from their Metaverse operations in the years ended March 31, 2023 and 2022, respectively.

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

NOTE 5: SENIOR SECURED PROMISSORY NOTE RECEIVABLE

Agora was issued a Senior Secured Promissory Note by Trend Ventures, LP (“Trend Ventures Note”) on June 16, 2022. The Trend Ventures Note was the consideration paid to Agora for the acquisition of Trend Discovery Holdings. The Trend Ventures Note is in the principal amount of $4,250,000, bears interest at the rate of 5% per annum, and was to mature June 16, 2025. Under Trend Ventures Note, Trend Ventures, LP has agreed to make interest-only payments, in arrears on a monthly basis commencing on June 30, 2022 and continuing thereafter until June 16, 2023. Beginning on June 30, 2023, Trend Ventures, LP agreed to make 24 consecutive equal monthly payments of principal each in an amount which would fully amortize the principal, plus accrued interest. All principal and any unpaid accrued interest will be due and payable on or before the maturity date. The Trend Ventures Note will be granted a first lien senior secured interest as set forth in the Security Agreement executed on the same date as the Trend Ventures Note, by and among Trend Ventures, LP, its future subsidiaries (each a Guarantor) and Agora dated as of June 16, 2022. Trend has not made any interest payments on the Note.

As of March 31, 2023, the Company has recognized $168,229 in interest income and accrued interest receivable. The Company has waived Trend Ventures, LP’s failure to pay the interest.

See Note 25, for the amendment to the Trend Ventures Note entered into May 15, 2023.

As of March 31, 2023, the Company has established a full reserve for the principal and accrued interest receivable.

NOTE 6: INVESTMENT – SERIES A CONVERTIBLE PREFERRED STOCK – WHITE RIVER ENERGY CORP

On July 25, 2022, the Company entered into a Share Exchange Agreement pursuant to which that day it sold to WTRV its oil and gas production business (White River) which is part of the Commodities segment. The Company received 1,200 shares of WTRV’s Series A Convertible Preferred Stock, which becomes convertible into 42,253,521 shares of WTRV common stock upon such time as (A) WTRV has filed a Form S-1 with the SEC and such Form S-1 has been declared effective, or is no longer subject to comments from the Staff of the SEC, and (B) Ecoark elects to distribute shares of its common stock to its stockholders. Based on the lower of cost or market, the value of the investment was determined to be $30,000,000. As of March 31, 2023, WTRV has not had their registration statement declared effective. The Company has determined that as of March 31, 2023, there is no impairment of this investment. The Company engaged an independent valuation consultant who has determined there is a $20,775,215 loss on this investment and the Company marked the investment down to $9,224,785 as of March 31 2023, and has reflected this in the Consolidated Statement of Operations for the year ended March 31, 2023 based on various approaches and methods of valuation including the market approach and the precedent transaction method.

As of March 31, 2023, the Company has determined that Ecoark is not the primary beneficiary, and this transaction has not resulted in Ecoark controlling WTRV as the preferred shares are unable to be converted until the effectiveness of the registration statement being filed for WTRV, does not have the power to direct activities of WTRV, control the Board of Directors of WTRV and WTRV is not reliant upon funding by Ecoark moving forward, therefore the Company concluded that WTRV is not a VIE as of March 31, 2023.

NOTE 7: INVESTMENT – COMMON STOCK – WOLF ENERGY SERVICES, INC.

On August 23, 2022 the Company entered into a Share Exchange Agreement (the “Agreement”) with Wolf Energy and Banner Midstream. Pursuant to the Agreement, upon the terms and subject to the conditions set forth therein, the Company acquired 51,987,832 shares of the Wolf Energy common stock in exchange for all of the capital stock of Banner Midstream owned by the Company, which represents 100% of the issued and outstanding shares (the “Exchange”). Following the closing of the Agreement which occurred on September 7, 2022, Banner Midstream continues as a wholly-owned subsidiary of Wolf Energy. Based on the lower of cost or market, the value of the investment was determined to be $5,328,753. On September 7, 2022, the Exchange was completed, and Banner Midstream became a wholly-owned subsidiary of Wolf Energy. The Company has determined that as of March 31, 2023, there is no impairment of this investment.

The Company has determined that this transaction has resulted in BitNile Metaverse having a controlling interest in Wolf Energy as the common stock issued represent approximately 66% of the voting common stock of Wolf Energy common stock outstanding at March 31, 2023. Since Ecoark will be distributing to the Ecoark stockholders a stock dividend to all common and preferred stockholders with a stock dividend date of September 30, 2022, the Company has reflected Wolf Energy, in discontinued operations as the Company intends to hold no shares and thus no voting interest upon the effectiveness of a registration statement for Wolf Energy, and the investment has been eliminated in the consolidation.

NOTE 8: INVESTMENT – EARNITY, INC.

As part of the acquisition of BitNile.com, the Company acquired BitNile.com’s 19.9% ownership in Earnity, Inc., a company that aims to democratize access to the broadest array of cryptocurrency assets in a secure, educational, and community-oriented platform to global customers. Earnity provides users with the ability to earn, learn, collect and gift a variety of tokens and portfolios. BitNile Metaverse and Earnity will collaborate on creating secure digital products and incentives to enhance the user’s metaverse experience. In the purchase of BitNile.com, the Company has allocated no value to this investment.

NOTE 9: BITCOIN

Agora commenced its Bitcoin mining operations in November 2021. Through March 31, 2022, Agora mined 0.57 Bitcoins. Agora ceased Bitcoin mining on March 3, 2022. The value of the Bitcoin mined was $26,495 of which $16,351 has been impaired through September 12, 2022. On September 12, 2022, the Company liquidated its Bitcoin holdings into fiat currency (USD), of $12,485. This transaction resulted in a gain on sale of Bitcoin of $2,340. During the year ended March 31, 2023, the Company recognized Bitcoin impairment losses of $9,122.

The following table presents additional information about Agora’s Bitcoin holdings during the year ended March 31, 2023:

Beginning balance – April 1, 2022	$19,267
Gain on sale of Bitcoin	2,340
Bitcoin converted into fiat currency	(12,485)
Bitcoin impairment losses	(9,122)
Ending balance – March 31, 2023	$-

The following table presents additional information about Agora’s Bitcoin holdings during the year ended March 31, 2022:

Beginning balance – April 1, 2021	$-
Gain on sale of Bitcoin	-
Bitcoin mined	26,495
Bitcoin impairment losses	(7,228)
Ending balance – March 31, 2022	$19,267

NOTE 10: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022

Zest Labs freshness hardware, equipment and computer costs	$2,915,333	$2,915,333
Land	125,000	125,000
Furniture	40,074	-
Auto – Bitnile.com	220,786	-
Equipment – Bitnile.com	109,404	-
Mining technology equipment– Bitcoin	5,639,868	7,065,630
Auto – Bitcoin	91,132	91,132
Total property and equipment	9,141,597	10,197,095
Accumulated depreciation and impairment	(4,709,194)	(2,970,725)
Property and equipment, net	$4,432,403	$7,226,370

As of March 31, 2023, the Company performed an evaluation of the recoverability of these long-lived assets. As a result of the evaluation, there was impairment of fixed assets necessary in the amount of $1,655,969 in September 2022 as the Agora’s focus changed to a power-centric power company from a Bitcoin Mining company. As a result, the Company determined the value of the miners purchased have nominal value.

In September 2022, Agora renegotiated a settlement with one of its vendors, and provided them transformers (in mining technology equipment) valued at $1,425,772 in exchange for a credit against amounts owed to them of $855,000. This resulted in a loss on settlement of $570,772.

Depreciation expense for the years ended March 31, 2023 and 2022 was $82,490 and $231,050, respectively.

NOTE 11: INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022

Trademarks	$5,097,000	$-
Developed technology	1,142,000	-
Accumulated amortization - trademarks	(28,317)	-
Accumulated amortization - developed technology	(6,344)	-
Intangible assets, net	$6,204,339	$-

On March 7, 2023, the Company acquired trademarks and developed technology in the acquisition of BitNile.com. These intangible assets were valued by an independent valuation consultant utilizing various methods including the discounted cash flow and option-pricing methods, and the estimated remaining useful life of these assets was estimated to be fifteen years.

Amortization expense for the years ended March 31, 2023 and 2022 was $34,661 and $0, respectively.

Amortization expense for the next five years and in the aggregate is as follows:

2024	$415,933
2025	415,933
2026	415,933
2027	415,933
2028	415,933
Thereafter	4,124,674
$6,204,339

NOTE 12: POWER DEVELOPMENT COST

Agora had paid $1,000,000 each under two separate agreements for two different land sites to a non-related third party for a total of $2,000,000 in connection with the commencement of Bitstream’s Bitcoin mining operations. The payments represent the fee for securing 48 MW and 30 MW, respectively of utility capacity as defined and agreed by ERCOT West Load Zone in the Oncor Electric Delivery Company LLC (“Utility”) at the “one-span” tariff rate classification of “6.1.1.1.5 Primary greater than 10kw”. If the Utility is unable to deliver these terms as defined in the facilities extension agreement, the non-related third party is obligated to secure a new location for Bitstream with at least the stated capacity and same rate tariff. The non-related third party secured the 48 MW and 30 MW of available capacity by signing a distribution facilities extension agreement with the Utility and posting the required collateral.

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

On August 10, 2022, the Company had $844,708 returned from one of the distribution facilities extension agreements, which is net of $155,292 of fees related to development costs paid to our power broker. The Company determined that the remaining $1,000,000 will be expensed in the year ended March 31, 2023. As a result, no amounts remain as an asset as of March 31, 2023.

NOTE 13: ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022

Professional fees and consulting costs	$703,869	$346,582
Vacation and paid time off	77,919	150,032
Legal fees	171,481	68,723
Sponsorship	500,000	-
Compensation	60,343	-
Interest	61,722	2,223
Insurance	-	77,176
Other	68,160	23,923
Total	$1,643,494	$668,659

NOTE 14: WARRANT DERIVATIVE LIABILITIES

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

On November 14, 2020, the Company granted 2,000 two-year warrants exercisable at $232.50 per share in exchange for the early conversion of a portion of the September 24, 2020 warrants. The fair value of the November 14, 2020 warrants was estimated to be $251,497 at inception, and these warrants have expired as of November 14, 2022.

On December 30, 2020, the Company granted 29,630 two-year warrants, with a strike price of $300.00, in the registered direct offering. The fair value of those warrants was estimated to be $4,655,299 at inception. During the three months ended March 31, 2021, 5,867 warrants were exercised for $1,760,000, and no shares were exercised during the year ended March 31, 2022 and nine months ended December 31, 2022. The remaining 23,763 warrants have expired as of December 30, 2022.

On December 30, 2020, the Company granted 2,074 two-year warrants to the placement agent as additional compensation in connection with the registered direct offering closed December 31, 2020, exercisable at a strike price of $337.50 per share. The fair value of those warrants was estimated to be $308,205 at inception and these warrants have expired as of December 30, 2022.

The fair value of the 6,667 warrants that remain outstanding from the 8,333 warrants granted on September 24, 2020 have expired on September 24, 2022.

On June 30, 2021, the Company granted 6,667 two-year warrants with a strike price of $300.00 per share, pursuant to a purchase agreement entered into the same day with the warrant holder. The fair value of those warrants was estimated to be $545,125 at inception, on June 30, 2021 and $0 as of March 31, 2023.

On August 6, 2021, the Company closed a $20,000,000 registered direct offering. The Company sold 115,942 shares of common stock and 115,942 warrants at $172.50 per share. The warrants are exercisable through April 8, 2025. The Company also issued the placement agent 8,116 warrants exercisable at $215,625 per share. Further information on the offering and compensation to the placement agent is contained in the prospectus supplement dated August 4, 2021. The fair value of the investor warrants was estimated to be $11,201,869 at inception and $5,974 as of March 31, 2023. The fair value of the placement agent warrants was estimated to be $744,530 at inception and $290 as of March 31, 2023.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2023 and 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on March 31, 2023 and 2022 and at inception:

	Year Ended March 31, 2023	Year Ended March 31, 2022	Inception
Expected term	0.25 – 1.85 years	0.5 – 2.85 years	5.00 years
Expected volatility	107 - 110%	110 – 113%	91% – 107%
Expected dividend yield	-	-	-
Risk-free interest rate	2.98 – 3.88%	0.25 – 0.42%	1.50% – 2.77%
Market price	$5.40 – $39.00	$60.00 - $176.70

The Company’s remaining derivative liabilities as of March 31, 2023 and 2022 associated with warrant offerings are as follows. All fully extinguished warrants liabilities are not included in the chart below.

	March 31, 2023	March 31, 2022	Inception
Fair value of 6,667 (originally 8,333) September 24, 2020 warrants	$-	$8,354	$1,265,271
Fair value of 2,000 November 14, 2020 warrants	-	7,695	251,497
Fair value of 29,630 December 31, 2020 warrants	-	82,436	4,655,299
Fair value of 2,074 December 31, 2020 warrants	-	5,741	308,205
Fair value of 6,667 June 30, 2021 warrants	-	60,866	545,125
Fair value of 115,942 August 6, 2021 warrants	5,974	3,904,575	11,201,869
Fair value of 8,116 August 6, 2021 warrants	290	248,963	744,530
	$6,264	$4,318,630

During the years ended March 31, 2023 and 2022 the Company recognized changes in the fair value of the derivative liabilities of $(4,312,366) and $(15,386,301), respectively. In addition, the Company recognized $0 and $1,289,655 in expenses related to the warrants granted for the years ended March 31, 2023 and 2022.

Activity related to the warrant derivative liabilities for the year ended March 31, 2023 is as follows:

Beginning balance as of March 31, 2022	$4,318,630
Issuances of warrants – derivative liabilities	-
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(4,312,366)
Ending balance as of March 31, 2023	$6,264

Activity related to the warrant derivative liabilities for the year ended March 31, 2022 is as follows:

Beginning balance as of March 31, 2021	$7,213,407
Issuances of warrants – derivative liabilities	12,491,524
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(15,386,301)
Ending balance as of March 31, 2022	$4,318,630

NOTE 15: LONG-TERM DEBT

Long-term debt included in continuing operations consisted of the following as of March 31, 2023 and 2022. All debt instruments repaid during the year ended March 31, 2022 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

	March 31, 2023	March 31, 2022

Credit facility -Trend Discovery SPV 1, LLC (a)	$291,036	$595,855
Auto loan – Ford (b)	68,114	80,324
Auto loan – Cadillac (c)	170,222	-
Total long-term debt	529,372	676,179
Less: current portion	(323,818)	(608,377)
Long-term debt, net of current portion	$205,554	$67,802

(a)	On December 28, 2018, the Company entered into a $10,000,000 credit facility that includes a loan and security agreement (the “Agreement”) where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000,000 with a cap of $10,000,000. In the year ended March 31, 2022, the Company borrowed $595,855, which includes $25,855 in commitment fees, with the balance of $570,000 being deposited directly into the Company. In the year ended March 31, 2023, the Company borrowed $505,181, which includes $17,681 in commitment fees, with the balance of $487,500 being deposited directly into the Company, and repaid $810,000 in the year ended March 31, 2023. Interest incurred for the year ended March 31, 2023 was $59,499 and accrued as of March 31, 2023 was $61,722. With the sale of Trend Holdings, we can no longer access this line of credit.

(b)	On February 16, 2022, entered into long-term secured note payable for $80,324 for a service truck maturing February 13, 2028. The note is secured by the collateral purchased and accrued interest annually at 5.79% with principal and interest payments due monthly. There is no accrued interest as of March 31, 2023.

(c)	On March 6, 2023 in the acquisition of Bitnile.com, the Company assumed an auto loan for a Cadillac in the amount of $170,222. The loan bears interest at 14.18% and matures December 2028.

The following is a list of maturities as of March 31:

2024	$323,818
2025	36,668
2026	41,082
2027	46,104
2028	50,497
Thereafter	31,203
$529,372

Interest expense on long-term debt during the years ended March 31, 2023 and 2022 are $64,598 and $11,754, respectively.

NOTE 16: NOTES PAYABLE - RELATED PARTIES

A Board member advanced $577,500 to the Company through August 8, 2021, under the terms of notes payable that bears interest at rates ranging between 10% and 15% interest per annum. On August 9, 2021, the Company repaid the entire $577,500 to the Board member with accrued interest of $42,535. Interest expense on the notes for the year ended March 31, 2022 was $25,213.

An officer of the Company advanced $116,000 and was repaid this amount during the year ended March 31, 2022, and $25,000 was advanced and repaid during the year ended March 31, 2022 from an officer of Agora.

In the year ended March 31, 2023, the Company’s Chief Executive Officer and Chief Financial Officer advanced a total of $961,000 of which was repaid; and an officer of Agora advanced $25,000 which was fully repaid in the same period. These were short-term advances and no interest was charged as the amounts were outstanding for just a few weeks.

In the acquisition of Bitnile.com (see Note 3), the Company assumed $4,404,350 in advances to the former parent of Bitnile.com. In the period March 6, 2023 through March 31, 2023, an additional $1,378,293 was advanced to Bitnile.com and $5,782,643 remains outstanding at March 31, 2023.

NOTE 17: PREFERRED STOCK

BitNile Metaverse Series A

On June 8, 2022, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Ault Lending, LLC (formerly Digital Power Lending, LLC), a California limited liability company (the “Purchaser”), pursuant to which the Company sold the Purchaser 1,200 shares of Series A Convertible Redeemable Preferred Stock (the “BitNile Metaverse Series A”), 3,429 shares of common stock (the “Commitment Shares”) and a warrant to purchase shares of common stock (the “Warrant,” and together with the BitNile Metaverse Series A and the Commitment Shares, the “Securities”) for a total original purchase price of $12,000,000. The Purchaser is a subsidiary of Ault Alliance, Inc. [NYSE American: AULT]. The Company determined that the classification of the BitNile Metaverse Series A was Mezzanine Equity as the option to convert the shares belongs to the Purchaser. A description of the material transaction components are as follows:

Conversion Rights

Prior to the November 2022 amendment described below, each share of BitNile Metaverse Series A had a stated value of $10,000 and were convertible into shares of common stock at a conversion price of $63.00 per share, subject to customary adjustment provisions. The holder’s conversion of the BitNile Metaverse Series A was subject to a beneficial ownership limitation of 19.9% of the issued and outstanding common stock as of any conversion date of the BitNile Metaverse Series A, unless and until the Company obtains stockholder and The Nasdaq Stock Market (“Nasdaq”) approval for the conversion of more than that amount, in order to comply with Nasdaq Rules. Stockholder approval was obtained on September 9, 2022. In addition, the conversion rights in general did not become effective until July 23, 2022, which is one day after the record date for the stockholders meeting seeking such stockholder approval at the September 9, 2022 meeting.  The shares of BitNile Metaverse Series A as amended are also subject to a 4.99% beneficial ownership limitation, which may be increased to up to 9.9% by the holder by giving 61 days’ notice to the Company.

On November 28, 2022, the Company, following an agreement with the Purchaser, the Company amended the Certificate of Designations of Rights, Preferences and Limitations (the “Certificate”) of the Ecoark Series A previously issued to the Purchaser to: (i) increase the stated value of the BitNile Metaverse Series A from $10,000 to $10,833.33; (ii) provide for the dividends payable under the BitNile Metaverse Series A to be payable in common stock rather than cash effective November 1, 2022, and (iii) reduce the conversion price of the Ecoark Series A from $63.00 to the lesser of (a) $30.00 or (b) the higher of (1) 80% of the 10-day daily volume weighted average price, or (2) $7.50. The amendment on November 28, 2022 constituted a modification to the classification of the Series A from mezzanine equity to liability. The Company determined in accordance with ASC 470-50-40, that the amendment would be accounted for as a debt modification as opposed to a debt extinguishment as the amendment did not meet the 10% threshold when comparing the present value of the remaining cash flows to the value to the original terms of the Series A. As a result of this modification, the Company recognized a debt modification expense of $879,368. Upon reclassification to preferred stock liability, the Company analyzed the terms and determined that the preferred stock liability was considered a derivative liability and measured the derivative liability at inception (November 28, 2022). This measurement resulted in a gain of $2,878,345.

As described in Note 19. “Commitments and Contingencies”, Nasdaq is alleging that the November 2022 amendment to the Series A violated its voting and stockholder approval requirements, and we expect it may do so with regard to the recent BitNile.com transaction, although the Company plans to seek stockholder approval for both transactions and make any modifications Nasdaq requires. See “Risk Factors” contained in this Annual Report.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the preferred stock liability is estimated using the Black-Scholes valuation model. The following assumptions were used for the year ended March 31, 2023, and at inception:

	March 31, 2023	Inception
Expected term	1.66 – 2.00 years	2.00 years
Expected volatility	108 - 110%	108%
Expected dividend yield	-	-
Risk-free interest rate	3.48 – 3.88%	3.69%
Market price	$3.60 – $22.80	$22.80

Negative Covenants and Approval Rights

The BitNile Metaverse Series A Certificate of Designation (the “Certificate”) subjects the Company to negative covenants restricting its ability to take certain actions without prior approval from the holder(s) of a majority of the outstanding shares of BitNile Metaverse Series A for as long as the holder(s) continue to hold at least 25% (or such higher percentage as set forth in the Certificate (as defined below)) of the BitNile Metaverse Series A shares issued on the closing date under the Agreement. These restrictive covenants include the following actions by the Company, subject to certain exceptions and limitations:

(i)	payment or declaration of any dividend (other than pursuant to the BitNile Metaverse Series A Certificate);

(ii)	investment in, purchase or acquisition of any assets or capital stock of any entity for an amount that exceeds $100,000 in any one transaction or $250,000, in the aggregate;

(iii)	issuance of any shares of common stock or other securities convertible into or exercisable or exchangeable for shares of common stock;

(iv)	incurrence of indebtedness, liens, or guaranty obligations, in an aggregate amount in excess of $50,000 in any individual transaction or $100,000 in the aggregate with customary exceptions.

(v)	sale, lease, transfer or disposal of any of its properties having a value calculated in accordance with GAAP of more than $50,000;

(vi)	increase in any manner the compensation or fringe benefits of any of its directors, officers, employees; and

(vii)	merger or consolidation with, or purchase a substantial portion of the assets of, or by any other manner the acquisition or combination with any business or entity.

The above and other negative covenants in the Series A Certificate do not apply to a reverse merger with an entity with securities quoted on a market operated by OTC Markets or listed on a national securities exchange.

Warrant

Prior to its cancellation, the Warrant, as amended, provided the Purchaser or its assignees (the “Holder”) with the right to purchase a number of shares of common stock as would enable the holder together with its affiliates to beneficially own 49% of the Company’s common stock, calculated on a fully diluted basis, at an exercise price of $0.03 per share, including the Commitment Shares and Conversion Shares unless sold. Subject to stockholder approval, the Warrant was to vest and become exercisable into shares of the Company’s stock if as of June 8, 2024: (i) the Company had failed to complete the distributions to the Company’s security holders or to any other subsidiary of the Company’s equity ownership of its three principal subsidiaries: Agora, Banner Midstream and Zest Labs (or their principal subsidiaries) (the “Distributions”), and/or (ii) the Holder together with its affiliates does not beneficially own at least 50% of the Company’s outstanding common stock. Provided, the Company must retain 20% of its common stock of Agora. The Warrant was to be exercised on a cashless basis and expire on June 8, 2027.

On November 14, 2022, the Company and the warrant holder canceled the warrant which was originally issued to the holder on June 8, 2022, as subsequently amended and restated, in exchange for $100 as the Company has substantially met the conditions under Section 1(a) of the warrant, therefore, the Company did not compute any derivative liability on the warrants.

Registration Rights

Pursuant to the Agreement, the Company has agreed to register the sale by the Purchaser of up to 174,882 shares of common stock, representing the Commitment Shares issued at the closing plus 171,453 of the shares of common stock issuable upon conversion of the BitNile Metaverse Series A. This amount equals 19.9% of the Company’s outstanding common stock immediately prior to the closing. The Company registered the sale by filing a prospectus supplement pursuant to the Company’s registration statement on Form S-3 (File No. 333-249532), originally filed with the SEC on October 16, 2020, as amended, which became effective on December 29, 2020, and the base prospectus included therein. On January 23, 2023, the Purchaser agreed to reduce its secondary offering of shares of our common stock issuable upon conversion of the Series A by $3,500,000. See Note 18 “Stockholders’ Equity (Deficit).”

The value of the Commitment Shares of $193,416 were considered issuance costs and have been reflected in the total for Mezzanine Equity of $11,806,584. During the year ended March 31, 2023, a total of 318 shares of the Series A have been converted into 80,555 shares of common stock and 58.615 shares of the Series A have been redeemed pursuant to an agreement with the holder to have the Company pay a liability on their behalf. As of March 31, 2023, a total of 823.385 shares of Series A are issued and outstanding. In addition, the Company amortized $34,609 in discount on the preferred stock, prior to the reclassification to the preferred stock liability on November 22, 2022. Upon this reclassification, the balance of unamortized discount of $166,350, was expensed as part of the debt modification expense.

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

Preferred Stock Derivative Liability

BitNile Metaverse Series A

As discussed herein, the Company determined that the Series A upon the amendment on November 28, 2022, constituted a derivative liability under ASC 815. As a result of this classification, the Company determined that on November 28, 2022 (inception), the value of the derivative liability was $7,218,319.

On December 9, 2022, the Series A holder converted 50 shares of Series A into 38,015 common shares that resulted in a loss on conversion of $3,923.

The derivative liability for the preferred stock was remeasured at March 31, 2023 and is valued at $1,660,202, resulting in a gain of $5,016,450 in the change in fair value.

During the year ended March 31, 2023 the Company recognized changes in the fair value of the derivative liabilities related to the Series A of $(5,016,450). In addition, during March 2023, the Company advanced $635,000 to a third-party related to an obligation by the Series A Preferred Stock shareholder and this amount will be reflected as a redemption upon the dividend that will be paid to the Company’s shareholders of record as of September 30, 2022 for the White River Energy Corp and Wolf Energy Services Corp. divestitures.

Activity related to the preferred stock derivative liabilities for the year ended March 31, 2023 is as follows:

Beginning balance as of March 31, 2022	$-
Reclassification of mezzanine equity to preferred stock liability	10,096,664
Gain on fair value at inception	(2,878,345)
Conversion of preferred stock for common stock	(541,667)
Advances to third-party that will be considered redemption of Series A	(635,000)
Change in fair value of preferred stock derivative liabilities	(5,016,450)
Ending balance as of March 31, 2023	$1,025,202

BitNile Metaverse Series B and C

As discussed in Note 3, on February 8, 2023, the Company entered into the SEA by and among Ault, a significant shareholder, the owner of approximately 86% of BitNile.com, and the Minority Stockholders. The SEA provides that, subject to the terms and conditions set forth therein, the Company will acquire the assets and assume the liabilities of Bitnile.com as well as the common stock of Earnity, Inc. beneficially owned by BitNile.com (which represents approximately 19.9% of the outstanding common stock of Earnity, Inc. as of the date of the SEA) which has no value, in exchange for the following: (i) 8,637.5 shares of Series B, and (ii) 1,362.5 shares of Series C. The Series B and the Series C, the terms of which are summarized in more detail below, each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of $100,000,000, and subject to adjustment are convertible into a total of up to 13,333,333 shares of the Company’s common stock, which represent approximately 92.4% of the Company outstanding common stock on a fully-diluted basis. The Company has independently valued the Series B and Series C as of the date of acquisition. The combined value of the shares issued to Ault was $53,913,000 using a blended fair value of the discounted cash flow method and option pricing method.

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

Pursuant to the Series B Certificate, each share of Series B is convertible into a number of shares of the Company’s common stock determined by dividing the Stated Value by $7.50, or 1,333 shares of common stock. The conversion price is subject to certain adjustments, including potential downward adjustment if the Company closes a qualified financing resulting in at least $25,000,000 in gross proceeds at a price per share that is lower than the conversion price. The Series B holders are entitled to receive dividends at a rate of 5% of the Stated Value per annum from issuance until February 7, 2033 (the “Dividend Term”). During the first two years of the Dividend Term, dividends will be payable in additional shares of Series B rather than cash, and thereafter dividends will be payable in either additional shares of Series B or cash as each holder may elect. If the Company fails to make a dividend payment as required by the Series B Certificate, the dividend rate will be increased to 12% for as long as such default remains ongoing and uncured. Each share of Series B also has an $11,000 liquidation preference in the event of a liquidation, change of control event, dissolution or winding up of the Company, and ranks senior to all other capital stock of the Company with respect thereto other than the Series C with which the Series B shares equal ranking. Each share of Series B is entitled to vote with the Company’s common stock at a rate of 300 votes per share of common stock into which the Series B is convertible.

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

The terms, rights, preferences and limitations of the Series C are substantially the same as those of the Series B, except that the Series B holds certain additional negative covenant and consent rights, and Series C holders vote with the Company’s common stock on an as-converted basis. The Company is required to maintain a reserve of authorized and unissued shares of common stock equal to 200% of the shares of common stock issuable upon conversion of the Preferred Stock, which is initially 26,666,667 shares.

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

In connection with the SEA, the Company also entered into a Registration Rights Agreement with Ault and the Minority Shareholders pursuant to which the Company agreed to file a registration statement on Form S-3 or Form S-1 with the SEC registering the resale by the holders of the Preferred Stock and/or the shares of common stock issuable upon conversion of the Preferred Stock, to be initially filed within 15 days of the closing, and to use its best efforts to cause such registration statement to be declared effective by the SEC within 45 days thereafter, subject to certain exceptions and limitations.

The SEA contains certain representations and warranties made by each of the Company, Ault and the Minority Shareholders. Upon the closing, which is subject to the closing conditions set forth in the SEA, including among other conditions the parties obtaining a fairness opinion from a national independent valuation firm and satisfactory completion of due diligence by each of the Company and Ault, BitNile.com will continue as a wholly-owned subsidiary of the Company. BitNile.com’s principal business entails the development and operation of a metaverse platform, the beta for which launched on March 1, 2023. This transaction closed on March 7, 2023.

The Company determined that the Series B and Series C, constituted a derivative liability under ASC 815 on the date of inception March 7, 2023. As a result of this classification, the Company determined that on March 7, 2023 (inception), the value of the derivative liability was $42,426,069.

The derivative liability for the preferred stock Series B and Series C was remeasured at March 31, 2023 and is valued at $18,830,760 resulting in a gain of $23,595,309 in the change in fair value.

Activity related to the preferred stock derivative liabilities for the Series B and Series C for the year ended March 31, 2023 is as follows:

Beginning balance as of March 31, 2022	$-
Recognition of derivative liability at inception	53,913,000
Gain on fair value at inception	(11,486,931)
Change in fair value of preferred stock derivative liabilities	(23,595,309)
Ending balance as of March 31, 2023	$18,830,760

NOTE 18: STOCKHOLDERS’ EQUITY (DEFICIT)

On July 26, 2022, the Company filed a Definitive Proxy Statement with respect to its 2022 Annual Meeting of the Stockholders, being held virtually at 1:00 p.m., Eastern Time, on September 9, 2022, at which the stockholders of the Company approved the following proposals:

(1)	Approve for purposes of complying with Listing Rule 5635 of the Nasdaq Stock Market, the issuance by the Company of shares of the Company’s Common Stock pursuant to the terms of the private placement financing transaction pursuant to the Securities Purchase Agreement dated June 8, 2022 between the Company and Ault Lending, LLC, formerly known as Digital Power Lending, LLC, a California limited liability company, without giving effect to any beneficial ownership limitations contained therein;

(2)	Approve an amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 1,333,333 shares to 3,333,333 shares;

(3)	Elect four members to the Company’s Board of Directors for a one-year term expiring at the next annual meeting of stockholders;

(4)	Ratify the selection of RBSM LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2023; and

(5)	Approve the adjournment of the Annual Meeting to a later date or time, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Annual Meeting, there are not sufficient votes to approve any of the other proposals before the Annual Meeting.

BitNile Metaverse Preferred Stock

As of March 31, 2022, there were no shares of any series of preferred stock issued and outstanding. On June 8, 2022, as noted in Note 17, “Series A Convertible Redeemable Preferred Stock”, the Company issued 1,200 shares of Series A, and as of March 31, 2023, there are 882 shares of preferred stock issued and outstanding as 318 shares were converted into common stock in the year ended March 31, 2023.

As of March 31, 2023, the Company has issued Series B and Series C as noted in Note 17 and has 8,637.5 and 1,362.5 shares of Series B and C, respectively, outstanding, which were issued March 7, 2023.

BitNile Metaverse Common Stock

The Company is authorized to issue 3,333,333 shares of common stock, par value $0.001 which followed stockholder approval on September 9, 2022. On May 4, 2023, the Company amended their Certificate of Incorporation for a 1-for-30 reverse stock split. The Company also reduced their authorized shares on a 1-for-30 basis going from 100,000,000 authorized shares down to 3,333,333 authorized shares. All share and per share figures are reflected on a post-split basis herein. As of March 31, 2023, the Company has 72,617 shares of common stock held in escrow (valued at $251,835) for the At-the-Market agreement as discussed below. These shares are not included in our issued and outstanding common stock reflected in the Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity (Deficit), nor are they included in our calculation of earnings (loss) per share.

In the three months ended June 30, 2021, the Company issued 3,827 shares of common stock which had been accrued for at March 31, 2021 in consulting fees under a contract entered into February 2, 2021. In addition, the Company issued 675 shares of common stock for the exercise of stock options.

In the three months ended September 30, 2021, the Company issued 1,500 shares of common stock for services, and 115,942 shares issued in a registered direct offering.

In the three months ended December 31, 2021 and the three months ended March 31, 2022, the Company did not issue any shares of common stock.

In the three months ended June 30, 2022, the Company issued 3,429 shares of common stock which were the commitment shares in the Ault transaction as discussed in Note 17.

In the three months ended September 30, 2022, the Company issued 42,540 shares of common stock in conversion of 268 shares of Series A. In addition, the Company issued 18,333 shares (including the 3,903 shares held as treasury stock, for a net 14,430 common shares) as settlement with a Trend Ventures investor. The Company has expensed the value of $1,045,000 ($57.00 per share) as a settlement expense.

In the three months ended December 31, 2022, the Company issued 38,015 shares of common stock in conversion of 50 shares of Series A and 4,661 shares of common stock in payment of the Series A dividend for November 2022. The Company accrued the December 2022 dividend of 13,728 shares with a value of $103,934, which were issued January 5, 2023.

On January 24, 2023, the Company entered into an At-The-Market (“ATM”) Issuance Sales Agreement (the “Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”), pursuant to which the Company may issue and sell from time to time, through Ascendiant, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), with offering proceeds of up to $3,500,000. The ATM was terminated on June 16, 2023 upon the achievement of the raising of approximately $3,500,000.

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

The Shares are being offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) on January 24, 2023 and the accompanying base prospectus which is part of the Company’s effective Registration Statement on Form S-3 (File No. 333-249532) (the “Registration Statement”). As of June 16, 2023, the Company had received approximately $3,500,000 in proceeds, of which 344,050 shares for net proceeds of $1,715,439 were issued through March 31, 2023.

The Agreement contains representations, warranties and covenants customary for the transactions of this kind.

In the three months ended March 31, 2023, the Company issued 53,412 shares of common stock in payment of the Series A dividend for the December 2022, January 2023, February 2023 and March 2023 months with a value of $400,794 and issued 4,492 shares of common stock for vested restricted stock units.

As of March 31, 2023 and 2022, 1,383,832 and 878,803 shares of common stock were issued, respectively.

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

The Company recognized $9,631,406 in stock-based compensation for the year ended March 31, 2023, which represented $6,506,406 in service grants, and $3,125,000 in the accelerated vesting of the former CFO’s grants ($625,000 in service-based grants and $2,500,000 in performance grants). The unrecognized stock-based compensation expense as of March 31, 2023 is $8,333,320 in performance based grants and $2,351,518 in service based grants for a total of $10,684,838.

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

Share-based Compensation Expense

Share-based compensation for employees is included in salaries and salary related costs and directors and services are included in professional fees and consulting in the consolidated statement of operations for the years ended March 31, 2023 and 2022.

Share-based compensation for the years ended March 31, 2023 and 2022 for stock options and RSUs granted under the 2013 Incentive Stock Plan and 2017 Omnibus Incentive Stock Plan and non-qualified stock options were $567,188 and $2,006,575, respectively.

There is $340,731 in share-based compensation accrued as of March 31, 2023 for BitNile Metaverse and $237,499 accrued in Agora for a total of $578,230.

The Company recorded $621,912 in stock-based compensation for 133,333 warrants that were granted to two consultants of Bitnile.com.

In order to have sufficient authorized capital to raise the $20,000,000, on August 4, 2021, a then officer and director of the Company agreed to cancel stock options in exchange for a lesser number of restricted stock units, subject to future vesting. In accordance with the restricted stock agreement, the director was granted 9,075 RSUs that vest over 12 quarterly increments, in exchange for cancelling 22,417 stock options. In addition, on October 6, 2021, this officer and director received 2,133 additional RSUs. The expense related to the modification of these grants is included in the share-based compensation expense in the year ended March 31, 2022.

Warrants

Changes in the warrants are described in the table below for the years ended March 31, 2023 and 2022:

	2022		2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	37,570	$313.80	167,362	$208.20

Granted	130,725	179.10	133,333	7.50
Exercised	—	—	—	—
Cancelled	—	—	—	—
Expired	(933)	—	(36,637)	—
Ending balance	167,362	$208.20	264,058	$107.93
Intrinsic value of warrants	$-		$-

Weighted Average Remaining Contractual Life (Years)	2.3		3.38

Non-Qualified Stock Options

In 2022, the Company granted 1,567 options to consultants, board members and employees for the non-qualified stock options as well as the options granted under the 2017 Omnibus plan below, that vest over time in service-based grants. The options were valued under the Black-Scholes model with the following criteria: stock price range of - $62.40 - $388.50; range of exercise price - $157.50 - $167.70; expected term – 5 – 6.75 years; discount rate – 1.90 – 2.70%; and volatility – average of 60 - 91%.

In 2023, a total of 11,127 options were cancelled.

Changes in the non-qualified stock options are described in the table below for the years ended March 31, 2023 and 2022:

	2022		2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	54,988	$205.20	39,598	$152.10
Granted	1,567	162.30	-	-
Exercised	(333)	(84.90)	-	-
Cancelled	(13,450)	(390.00)	(11,127)	(171.90)
Forfeited	(3,174)	(75.00)	-	-
Ending balance	39,598	$152.10	28,471	$164.10
Intrinsic value of options	$-		$-
Weighted Average Remaining Contractual Life (Years)	7.2		6.1

2013 Incentive Stock Plan

Under the 2013 Incentive Stock Plan, the Company is authorized to grant incentive stock in the form of stock options, stock awards and stock purchase offers to Company employees, officers, directors, consultants and advisors. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant.

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees. Management valued the options utilizing the Black-Scholes model. There were no options valued in either of the years ended March 31, 2023 and 2022 as none were granted:

	2022		2023
	Number	Weighted Average Exercise Price	Number		Weighted Average Exercise Price
Beginning balance	11,550	$390.00		4,250	$390.00
Granted	-			-
Options granted in exchange for shares	-			-
Exercised	-			-
Expired/Cancelled	(7,300)			(2,000)
Forfeited	-			-
Ending balance	4,250	$390.00		2,250	$390.00
Intrinsic value of options	$-		$

Weighted Average Remaining Contractual Life (Years)	5.5			4.5

There were no service-based grants outstanding as of March 31, 2023 and 2022.

The Company has not granted any options or RSU’s under this plan in several years and is not intending to do so.

2017 Omnibus Incentive Plan

Under the 2017 Omnibus Incentive Plan, the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other awards. Awards of up to 26,667 shares of common stock to Company employees, officers, directors, consultants and advisors are authorized for issuance under the 2017 Omnibus Incentive Plan. The type of grant, vesting provisions, exercise price and expiration dates are to be established by the Board at the date of grant.

	2022		2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	14,829	$247.20	19,941	$198.60
Granted	11,208	158.10	-	-
Shares modified to options	-	-	-	-
Exercised	(400)	-	(4,492)	-
Cancelled	(5,363)	-	-	-
Forfeited	(333)	-	(3,000)	-
Ending balance	19,941	$198.60	12,449	$229.50
Intrinsic value of options	$-

Weighted Average Remaining Contractual Life (Years)	7.1		6.1

There were 8,883 and 13,375 service-based RSUs outstanding as of March 31, 2023 and 2022, respectively.

For all plans, share-based compensation costs of approximately $258,655 for grants not yet recognized will be recognized as expense through June 2024 subject to any changes for actual versus estimated forfeitures.

NOTE 19: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are presently involved in the following legal proceedings. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●	On August 1, 2018, Ecoark and Zest Labs filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded Ecoark and Zest Labs a total of $115 million in damages (subsequently reduced to $110 million) which includes $65 million in compensatory damages (subsequently reduced to $60 million) and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest Labs’ trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest Labs’ trade secrets. We expect Walmart to continue to vigorously defend the litigation and to oppose the verdict in post-trial motions and an appeal. The Company has filed post-trial motions to add an award for its attorneys’ fees as the prevailing party in the litigation. In addition to other post-trial motions, Walmart, Inc. has filed a renewed motion for judgment as a matter of law or, in the alternative, for remittitur or a new trial. As of the date of this Report, the court has allowed post-trial discovery but has not ruled on the motion for new trial.

●	On September 21, 2021, Ecoark Holdings and Zest Labs filed a complaint against Deloitte Consulting, LLP (“Deloitte”) in the Eight Judicial District Court in Clark County, Nevada. The complaint was for violation of the Nevada Uniform Trade Secret Act and was also seeking a preliminary and permanent injunction, attorney’s fees, and punitive damages. Zest Labs began working with Deloitte in 2016, in a confidential matter in a pilot program that Zest Labs had been engaged for by Walmart. Zest Labs engaged in significant discussions, presentations, demonstrations, and information downloads with Deloitte who specifically acknowledged that this information was confidential. In June 2023, this case was dismissed.

●	On April 22, 2022, BitStream Mining and Ecoark Holdings were sued in Travis County, Texas District Court (Docket #79176-0002) by Print Crypto Inc. in the amount of $256,733.28 for failure to pay for equipment purchased to operate BitStream Mining’s Bitcoin mining operation. The defendants intend to vigorously defend themselves and have filed counterclaims in the 353rd Judicial District in Travis County, Texas on May 6, 2022 for fraudulent inducement, breach of contract, and for payment of attorney’s fees and costs. The Company provided additional documents to our attorneys on October 7, 2022, and there is no update since then. The Company has accrued the full amount of the claim in its consolidated financial statements as of March 31, 2023.

●	On July 15, 2022, BitStream Mining and two of their Management were parties to a petition filed in Ward County District Court by 1155 Distributor Partners-Austin, LLC d/b/a Lonestar Electric Supply in the amount of $414,026.83 for failure to pay for equipment purchased to operate the Company’s Bitcoin mining operation. The Company filed a petition to remove one of its Management from the claim in December 2022, and there is no update since then. The Company has accrued the full amount of the claim in its consolidated financial statements as of March 31, 2023.

●	On October 17, 2022, BitStream Mining was a party to a petition filed in Ward County District Court by VA Electrical Contractors, LLC in the amount of $1,666,187.18 for failure to pay for equipment purchased to operate the Company’s Bitcoin mining operation. The Company’s registered agent was served with this lawsuit on January 3, 2023, the Company answered the claim in January, and is in process of supplying documents for discovery. The Company has accrued the full amount of the claim in its consolidated financial statements as of March 31, 2023.

In the opinion of management, there are no legal matters involving us that would have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

Nasdaq Compliance

On December 27, 2022, the Company received a letter from Nasdaq notifying the Company of its noncompliance with stockholder approval requirements set forth in Listing Rule 5635(d), which requires stockholder approval for transactions, other than public offerings, involving the issuance of 20% or more of the pre-transaction shares outstanding at less than the Minimum Price (as defined therein). Additionally, the letter indicates that the Company violated Nasdaq’s voting rights rule set forth in Listing Rule 5640. The matters described in the letter relate to an amendment to the Certificate of Designation of Rights, Preferences and Limitations (the “Certificate”) of the Series A, shares of which were issued by the Company on June 8, 2022 in a private placement transaction which was previously disclosed on a Current Report on Form 8-K filed on June 9, 2022. Specifically, the Company amended the Certificate on November 28, 2022 to: (i) increase the stated value of the Series A from $10,000 to $10,833.33; (ii) provide for the dividends payable under the Series A to be payable in Common Stock rather than cash effective beginning November 1, 2022, and (iii) reduce the conversion price of the Series A from $63.00 to the lesser of (1) $30.00 and (2) the higher of (A) 80% of the 10-day daily volume weighted average price and (B) $7.50 (the “Amendment”). According to the letter, the Company was required to obtain stockholder approval to effect the Amendment because the Series A as amended provides for the potential issuance of 1,733,333 shares of Common Stock at less than the Minimum Price under Listing Rule 5635(d), and the Amendment also violates Listing Rule 5640 by providing the holder of the Series A with voting rights on an as-converted basis with the Series A convertible into Common Stock at a discount, thereby violating Listing Rule 5640.

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

If we are unable to rectify any of the above-described Nasdaq issues, for failure to timely obtain stockholder approval, a delisting will subject us and our stockholders to the above and other adverse consequences and could also delay us from effecting the announced spin-offs of common stock of White River and Wolf Energy certain entities as described elsewhere in this Report. See “Risk Factors” contained elsewhere in this Report.

On June 21, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that the Staff has determined that the Company has violated Nasdaq’s voting rights rule set forth in Listing Rule 5640 (the “Voting Rights Rule”). The alleged violation of the Voting Rights Rule relates to the issuance of (i) 8,637.5 shares of the Series B, and (ii) 1,362.5 shares of the Series C in connection with the acquisition of BitNile.com, Inc. as well as the securities of Earnity, Inc. beneficially owned by BitNile.com (collectively, the “Assets”) pursuant to the SEA by and among the Company, Ault Alliance, Inc. and the minority stockholders of BitNile.com, which was previously disclosed on Current Reports on Form 8-K filed by the Company on February 14, 2023 and March 10, 2023. The Series B and C Preferred Stock has a collective stated value of $100,000,000 (the “Stated Value”), and votes on an as-converted basis, representing approximately 92.4% of the Company’s outstanding voting power on a fully diluted basis at the time of issuance.

According to the Letter, because the Preferred Stock was not issued for cash, the Staff compared the value of the Assets to the Stated Value and determined that the value of the Assets was less than the Stated Value and that the voting rights attributable to the Series B and C Preferred Stock has the effect of disparately reducing the voting rights of the Company’s existing shareholders. The Staff looked at the total assets and stockholders’ equity of BitNile.com as of March 5, 2023, as well as the market capitalization of Ault Alliance, Inc. prior to entering into the Agreement and immediately after closing of the transaction in determining, in Staff’s opinion, the value of the Assets. The Letter did not make any reference to the projections prepared by Ault Alliance, Inc. as to the future potential of the business of BitNile.com nor to the independent valuation obtained by the Company prior to closing of the transaction, which supported the Stated Value of the Preferred Stock for the total value of the Assets, both of which the Company provided to the Staff prior to receipt of the Letter.

According to the Letter, Nasdaq determined that the voting rights of the Series B and C Preferred Stock, voting on an as-converted basis, are below the minimum price per share of the Company’s common stock at the time of the issuance of the Series B and C Preferred Stock. Additionally, Nasdaq determined that the Series B provides the holder the right to appoint a majority of the Company’s board of directors when such representation is not justified by the relative contribution of the Series B pursuant to the Agreement.

Under the Voting Rights Rule, a company cannot create a new class of security that votes at a higher rate than an existing class of securities or take any other action that has the effect of restricting or reducing the voting rights of an existing class of securities. As such, according to the Letter, the issuance of the Series B and C Preferred Stock violated the Voting Rights Rule because the holders of the Series B and C Preferred Stock are entitled to vote on an as-converted basis, thus having greater voting rights than holders of common stock, and the Series B is entitled to a disproportionate representation on the Company’s board of directors.

According to the Letter, the Company has 45 calendar days from the date of the Letter, or until August 7, 2023, to submit a plan to regain compliance with the Voting Rights Rule, and if such plan is accepted by Nasdaq, the Company can receive an extension of up to 180 calendar days from the date of the Letter to evidence compliance. However, if the Company’s plan is not accepted by Nasdaq, the Company’s common stock will be subject to delisting. The Company would have the right to appeal that decision to a hearings panel.

NOTE 20: CONCENTRATIONS

The Company occasionally maintains cash balances in excess of the FDIC insured limit. The Company does not consider this risk to be material.

NOTE 21: FAIR VALUE MEASUREMENTS

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

Financial instruments consist principally of cash, prepaid expenses, other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended March 31, 2023 and 2022. The recorded values of all other financial instruments approximate its current fair values because of its nature and respective relatively short maturity dates or durations.

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

	Level 1	Level 2	Level 3	Total Gains and (Losses)
March 31, 2023
Warrant derivative liabilities	$-	$-	$6,264	$4,312,366
Preferred stock derivative liabilities	-	-	19,855,962	28,611,760
Bitcoin	-	-	-	(9,122)
Investment – White River Energy Corp	-	-	9,224,785	(20,775,215)

March 31, 2022
Warrant derivative liabilities	$-	$-	$4,318,630	$15,386,301
Bitcoin	19,267	-	-	(7,228)

The table below shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended March 31, 2023:

Beginning balance	$(4,318,630)
Net change in unrealized (depreciation) appreciation included in earnings	32,924,126
Reclassification from mezzanine equity	(10,096,664)
Recognition of derivative liability at inception on Series B and C Preferred Stock	(53,913,000)
Gain on derivative at inception of amendment	14,365,276
Net change in investment – White River Energy Corp	(20,775,215)
Purchases	30,000,000
Sales/conversions to equity	541,666
Ending balance	$(10,637,441)

The balances in the derivative liabilities are net of $635,000 which is related to Series A preferred shares to be redeemed.

The table below shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended March 31, 2022:

Beginning balance	$(7,213,407)
Net change in unrealized (depreciation) appreciation included in earnings	15,386,301
Recognition of derivative liability at inception on registered direct offering	(11,201,869)
Recognition of derivative liability on warrants granted for commissions and interest	(1,289,655)
Ending balance	$(4,318,630)

NOTE 22: LEASES

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

As of March 31, 2023, the value of the unamortized lease right of use asset is $339,304 (through maturity at October 31, 2026). As of March 31, 2023, the Company’s lease liability was $345,976.

Maturity of lease liability for the operating leases for the period ended March 31,

2024	$124,670
2025	$95,450
2026	$98,313
2027	$58,341
Imputed interest	$(30,798)
Total lease liability	$345,976

Disclosed as:
Current portion	$110,121
Non-current portion	$235,855

Amortization of the right of use asset for the period ended March 31,

2024	$111,805
2025	$84,488
2026	$88,932
2027	$54,079
Total	$339,304

Total Lease Cost

Individual components of the total lease cost incurred by the Company is as follows:

Operating lease expense – years ended March 31, 2023 and 2022	$218,102	$178,322

NOTE 23: RELATED PARTY TRANSACTIONS

See Notes 6 for the investment in White River Energy Corp, and Note 17 for the preferred stock issued in the year ended March 31, 2023 with a significant shareholder. Our Chief Executive Officer and Chief Financial Officer hold similar positions in White River Energy Corp.

Gary Metzger, a director, advanced $577,500 to the Company through March 31, 2020, under the terms of notes payable that bears interest at rates ranging between 10% and 15% interest per annum. These notes along with all accrued interest were repaid in August 2021.

The Company made periodic loans to Agora to permit it to begin its Bitcoin mining business. On November 13, 2021, Agora issued the Company a $7.5 million term note which accrues 10% per annum interest and was due March 31, 2023. The line of credit was established prior to the pending spin-out of Agora. Now that Agora will remain in BitNile Metaverse, this term note has been cancelled (effective March 31, 2023), and the amounts due from Agora are considered intercompany advances and are eliminated in the consolidation.

In the acquisition of Bitnile.com, the Company assumed $4,404,350 in advances to the former parent of Bitnile.com. In the period March 6, 2023 through March 31, 2023, an additional $1,378,293 was advanced to Bitnile.com and $5,782,643 remains outstanding at March 31, 2023.

NOTE 24: INCOME TAXES

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended March 31, 2023 and 2022:

	2023	2022
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	2.95%	1.17%
Permanent differences and one-time adjustments	(10.78)%	29.13%
True-up impact	(6.31)%	(195.34)%
Change in valuation allowance	(6.83)%	143.14%
Totals	0.03%	(0.90)%

The following is a summary of the net deferred tax asset (liability) as of March 31, 2023 and 2022:

	As of	As of
	March 31, 2023	March 31, 2022
Deferred tax assets:
Net operating losses	$43,516,584	$44,372,604
Accrued expenses	253,377	65,361
Stock options	10,348,313	7,014,812
ROU Liability	86,321	246,007
Intangibles – Oil and Gas Properties	-	853,051
Other	1,412,142	177,151
Total deferred tax assets	55,616,737	52,728,986

Deferred tax liabilities:
Intangible assets	-	(386,831)
ROU Assets	(84,656)	(241,126)
Other	-	(257,346)

Total deferred tax liabilities	(84,656)	(885,303)
	55,532,081	51,843,683
Valuation allowance	(55,532,081)	(51,843,683)

Net deferred tax assets/liabilities	$-	$-

The Federal net operating loss at March 31, 2023 is $204,935,694. There is also state net operating losses carryforwards of $507,864 in Arizona, $7,077,013 in Louisiana, $1,041,109 in Mississippi and $1,047,156 in Arkansas. Out of the $204,935,694 federal net operating loss carryforward $125,778,130 will begin to expire in 2024 and $79,157,564 will have an indefinite life. After consideration of all the evidence, both positive and negative, Management has recorded a full valuation allowance at March 31, 2023, due to the uncertainty of realizing the deferred income tax assets.

The Company is subject to taxation in the US and various state jurisdictions. US federal income tax returns for 2020 and after remain open to examination. As of March 31, 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and intertest related to unrecognized tax benefits as income tax expense. For the year ended March 31, 2023, there were no penalties or interest recorded in income tax expense.

The provision (benefit) for income taxes for the year ended March 31, 2023 and 2022 is as follows for their continuing operations:

Current	$-	$-
Deferred	-	-
Total	$-	$-

The Company has not identified any uncertain tax positions and has not received any notices from tax authorities.

NOTE 25: SUBSEQUENT EVENTS

Subsequent to March 31, 2023, the Company had the following transactions:

On April 4, 2023, the Company entered into an agreement (the “Agreement”) with Ault Lending, LLC (“Ault”) and White River Energy Corp (“White River”) pursuant to which the Company agreed to advance to White River payments of up to $3.25 million (the “Amounts”), and White River agreed to accept the Amounts as payment of Ault’s $3.25 million payable to White River from Ault’s exercise of participation rights in oil and gas exploration and drilling ventures which White River granted Ault in connection with its acquisition of White River Holdings Corp. in July 2022. The parties agreed that the Amounts will be treated as a credit to the sums owed to White River, and the Company and Ault agreed that in lieu of repayment of the Amounts advanced to White River, Ault will permit the Company to redeem shares of the Company’s Series A Convertible Redeemable Preferred Stock (the “Series A”) held by Ault by dividing the Amounts by the stated value of such shares, or one share of Series A for each $10,833.33 advanced to White River. The redemption cannot occur until the previously announced spin-offs by the Company of shares of common stock of White River and Wolf Energy Services Inc. occur which would permit Ault to receive its full dividends thereunder.

On April 27, 2023, the Company sold $6.875 million of principal face amount senior secured convertible notes with an original issue discount to sophisticated investors for gross proceeds to the company of $5.5 million. The notes mature on April 27, 2024 and are secured by all of the assets of the Company and certain of its subsidiaries, including BitNile.com.

On May 4, 2023, the Company amended their Certificate of Incorporation for a 1-for-30 reverse stock split. The Company also reduced their authorized shares on a 1-for-30 basis going from 100,000,000 authorized shares down to 3,333,333 authorized shares. The Company has reflected this reverse split retroactively in their consolidated financial statements pursuant to SAB Topic 4C.

On May 8, 2023, the Company received a letter from the Listing Qualifications staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Staff has determined to delist the Company’s common stock, par value $0.001 per share (the “Common Stock”) from The Nasdaq Capital Market, effective May 17, 2023, pursuant to Listing Rule 5810(c)(3)(A)(iii), as the Company’s common stock traded below $0.10 per share for 10 consecutive trading days.

On May 12, 2023, the Company issued a press release announcing a 1-for-30 reverse stock split of its outstanding common stock which will be effective for trading purposes as of the commencement of trading on May 15, 2023.

On May 15, 2023, Agora and Trend Ventures, LP entered into a First Amendment of Senior Secured Promissory Note (“First Amendment”), to amend the $4,250,000 senior secured promissory note entered into June 16, 2022. The First Amendment amended the following clauses of the original note: (a) the principal amount was amended from $4,250,000 to $4,443,869.86, which includes all of the accrued interest through May 15, 2023; (b) the maturity date was amended from June 16, 2025 to May 15, 2025; and (c) the interest rate shall remain at 5%, and any additional accrued interest under the Default Rate shall be mutually waived by both parties. No payments on either principal or interest shall be due until the new maturity date.

On May 26, 2023, the Company received a letter from Nasdaq stating that the Company’s bid price deficiency had been cured, and that the Company was in compliance with all applicable listing standards.

On June 5, 2023, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with Arena Business Results, LLC (“Arena”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Arena to purchase up to an aggregate of $100,000,000 of shares of our common stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement (as defined in the ELOC Purchase Agreement), we have the right to present Arena with an advance notice (each, an “Advance Notice”) directing Arena to purchase any amount up to the Maximum Advance Amount (as described below).

On June 9, 2023, Plaintiffs Ecoark Holdings, and Zest Labs, and Defendant, Deloitte, filed a stipulation and order to dismiss Case No. A-21-841379-B in the District Court of Clark County, Nevada with prejudice. The parties agreed to resolve their differences amicably and the case has been dismissed. As a result of this dismissal, the Company does not anticipate realizing any proceeds, whether deemed significant or insignificant, which would result in a distribution of net proceeds to shareholders of record as of November 15, 2022.

On June 16, 2023, the Company terminated the ATM upon achievement of the raising of approximately $3,500,000. We issued a total of 1,370,277, including 1,026,227 subsequent to March 31, 2023.

On June 21, 2023, the Company received a letter (the “Letter”) from the Listing Qualifications staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Staff has determined that the Company has violated Nasdaq’s voting rights rule set forth in Listing Rule 5640 (the “Voting Rights Rule”). The alleged violation of the Voting Rights Rule relates to the issuance of (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of the Company (the “Series B”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of the Company (the “Series C,” and together with the Series B, the “Preferred Stock”) in connection with the acquisition of BitNile.com, Inc. (“BitNile”) as well as the securities of Earnity, Inc. beneficially owned by BitNile (collectively, the “Assets”) pursuant to the Share Exchange Agreement (the “Agreement”) by and among the Company, Ault Alliance, Inc. (“AAI”) and the minority stockholders of BitNile, which was previously disclosed on Current Reports on Form 8-K filed by the Company on February 14, 2023 and March 10, 2023. The Preferred Stock has a collective stated value of $100,000,000 (the “Stated Value”), and votes on an as-converted basis, representing approximately 92.4% of the Company’s outstanding voting power on a fully diluted basis at the time of issuance. According to the Letter, the Company has 45 calendar days from the date of the Letter, or until August 7, 2023, to submit a plan to regain compliance with the Voting Rights Rule, and if such plan is accepted by Nasdaq, the Company can receive an extension of up to 180 calendar days from the date of the Letter to evidence compliance. However, if the Company’s plan is not accepted by Nasdaq, the Company’s common stock will be subject to delisting. The Company would have the right to appeal that decision to a hearings panel.