Form 10-Q
period 2023-06-30
BitNile Metaverse, Inc.
filed 2023-08-21
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,359,306 shares of common stock as of August 18, 2023.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BITNILE METAVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,005	$66,844
Accounts receivable	3,900	-
Investment - White River Energy Corp. (“WTRV”)	9,224,785	9,224,785
Prepaid expenses and other current assets	807,197	1,215,065
Current assets of discontinued operations held for sale	1,384,224	1,297,801
TOTAL CURRENT ASSETS	11,422,111	11,804,495

Property and equipment, net	4,399,504	4,432,403
Intangible assets, net	6,100,356	6,204,339
Right-of-use assets, operating leases	307,913	339,304
Other noncurrent assets	10,905	10,905
Non-current assets of discontinued operations/held for sale	417,237	984,071
TOTAL ASSETS	$22,658,026	$23,775,517

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$10,406,830	$6,225,887
Dividends payable	1,597,222	-
Accrued liabilities	1,351,251	1,643,494
Convertible note - derivative liability	323,085	-
Preferred stock and warrant derivative liabilities, net	2,895,664	19,862,226
Current portion of long-term debt	324,737	323,818
Advances - former parent of Bitnile.com, Inc.	6,564,541	5,782,643
Current portion of convertible note payable	241,096	-
Current portion of lease liability - operating leases	100,142	110,120
Current liabilities of discontinued operations/held for sale	3,591,359	2,952,257
TOTAL CURRENT LIABILITIES	27,395,927	36,900,445

LONG TERM LIABILITIES
Operating lease liability, non-current	215,150	235,856
Long-term debt net of current portion	196,816	205,554
Non-current liabilities of discontinued operations/held for sale	364,076	377,786
TOTAL LIABILITIES	28,171,969	37,719,641

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.001 par value, 5,000,000 shares authorized Series A Preferred stock, 882 shares issued and outstanding as of June 30 and March 31, 2023	-	-
Series B Preferred stock, 8,637.5 shares issued and outstanding as of June 30 and March 31, 2023	-	-
Series C Preferred stock, 1,362.5 shares issued and outstanding as of June 30 and March 31, 2023	-	-
Common Stock, $0.001 par value, 3,333,333 shares authorized, 2,359,306 and 1,383,832 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	2,359	1,384
Additional paid-in capital	202,031,061	199,062,577
Accumulated deficit	(202,731,837)	(208,677,438)
Total stockholders’ deficit before non-controlling interest	(698,417)	(9,613,477)
Non-controlling interest	(4,815,526)	(4,330,647)
TOTAL STOCKHOLDERS’ DEFICIT	(5,513,943)	(13,944,124)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,658,026	$23,775,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE METAVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2023	2022

Hospitality and VIP experience revenue	$45,150	$-
Cost of revenue	86,300	93,862
Gross loss	(41,150)	(93,862)

Operating expenses:
Depreciation, amortization and impairment	136,882	45,097
Bad debt	53,415	-
Selling, general and administration	10,160,441	1,688,064
Salaries and professional consulting fees	1,841,711	6,542,948
Total operating expenses	12,192,449	8,276,109
Operating loss	(12,233,599)	(8,369,971)
Other income (expense)
Change in fair value of warrant derivative liabilities	2,197,348	(393,532)
Change in fair value of preferred stock derivative liabilities	17,893,969	-
Change in fair value of convertible note derivative liability	1,029,237	-
Derivative expense	(182,077)	-
Amortization of original issue discount	(241,096)	-
Dividend expense	(1,597,222)	-
Interest expense, net of interest income	(262,535)	(36,828)
Total other income (expense)	18,837,624	(430,360)
Income (loss) from continuing operations before discontinued operations	6,604,025	(8,800,331)
Discontinued operations
Loss from discontinued operations	(1,143,303)	(2,635,818)
Gain on disposal of discontinued operations	-	711,505
Total loss discontinued operations	(1,143,303)	(1,924,313)
Net income (loss)	5,460,722	(10,724,644)
Net loss attributable to non-controlling interest	484,879	571,261

Net income (loss) to controlling interest	5,945,601	(10,153,383)
Less preferred stock dividends	-	43,151
Net income (loss) to controlling interest of common shareholders	$5,945,601	$(10,196,534)

Net income (loss) per share – basic and diluted (See Note 1)
Net income (loss) continuing operations:	$3.65	$(10.00)
Net loss discontinued operations:	$(0.63)	$(2.19)
Net income (loss) per share	3.02	(12.19)
Weighted average common shares – basic and diluted (See Note 1)	1,807,020	879,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE METAVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	interest	Deficit
Balance, March 31, 2023	1,383,832	$1,384	$199,062,577	$(208,677,438)	$(4,330,647)	$(13,944,124)
Shares issued for cash under ATM, net of fees	935,452	935	1,779,505	-	-	1,780,440
Shares issued for preferred stock dividends	40,022	40	300,118	-	-	300,158
Shares issued by Agora Digital Holdings, Inc. for services rendered, net of amounts prepaid	-	-	630,206	-	-	630,206
Share-based compensation	-	-	258,655	-	-	258,655
Net income (loss)	-	-	-	5,945,601	(484,879)	5,460,722
Balance, June 30, 2023	2,359,306	$2,359	$202,031,061	$(202,731,837)	$(4,815,526)	$(5,513,943)

	Common Stock		Additional Paid in	Accumulated	Treasury	Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stock	interest	Deficit
Balance, March 31, 2022	878,803	$879	$183,271,546	$(158,868,204)	$(1,670,575)	$(599,058)	$22,134,588
Shares issued for commitment for preferred stock offering, net of expenses	3,429	3	193,413	-	-	-	193,416
Shares issued by Agora Digital Holdings, Inc. for services rendered, net of amounts prepaid	-	-	5,215,287	-	-	-	5,215,287
Share-based compensation	-	-	182,561	-	-	-	182,561
Net loss	-	-	-	(10,153,383)	-	(571,261)	(10,724,644)
Preferred dividends	-	-	-	(43,151)	-	-	(43,151)
Balance, June 30, 2022	882,232	$882	$188,862,807	$(169,064,738)	$(1,670,575)	$(1,170,319)	$16,958,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE METAVERSE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
Cash flows from operating activities:	2023	2022
Net income (loss)	$5,460,722	$(10,724,644)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in non-controlling interest	(484,879)	(571,261)
Amortization of discount	241,096	-
Depreciation, amortization, impairment, depletion, and accretion	136,882	35,975
Impairment - digital assets	-	9,122
Legal costs for ATM facility	110,000	-
Share-based compensation	258,655	182,561
Change in fair value of warrant derivative liabilities	(2,197,348)	393,532
Change in fair value of preferred stock derivative liabilities	(17,893,969)	-
Change in fair value of convertible note derivative liability	(1,029,237)	-
Derivative (income) expense	182,077	-
Shares issued for preferred dividend	300,158	-
Common stock issued for services - Agora Digital Holdings, Inc.	630,206	5,215,287
Commitment fees on long-term debt	-	17,681
Changes in operating assets and liabilities
Accounts receivable	(3,900)	-
Prepaid expenses	407,868	490,491
Accrued interest receivable	-	(8,385)
Dividends payable	1,597,222	-
Amortization of right of use asset - operating leases	31,391	29,914
Accounts payable	4,180,943	144,528
Accrued expenses	192,636	1,006,473
Operating lease liability	(30,684)	(28,541)
Total adjustments	(13,370,883)	6,917,377
Net cash used in operating activities of continued operations	(7,910,161)	(3,807,267)
Net cash provided by (used in) discontinued operations	1,105,803	(4,706,432)
Net cash used in operating activities	(6,804,358)	(8,513,699)
Cash flows from investing activities:
Discontinued operations	-	5,083,299
Cash provided by investing activities	-	5,083,299
Cash flows from financing activities:
Proceeds from former parent of Bitnile.com, Inc.	781,898	-
Redemption of preferred stock	(1,205,000)	-
Proceeds from note - related party	-	616,000
Payments on note - related party	-	(616,000)
Payments of long-term debt	(7,819)	(588,769)
Proceeds from long-term debt	-	487,500
Proceeds from the sale of common stock under ATM, net	1,780,440	-
Proceeds from convertible note	5,390,000	-
Proceeds from the exercise of warrants into common stock	-	12,000,000
Net cash provided by financing activities of continuing operations	6,739,519	11,898,731
Net cash used in financing activities of discontinued operations	-	(291,141)
Net cash provided by financing activities	6,739,519	11,607,590
Net (decrease) increase in cash and cash equivalents	(64,839)	8,177,190
Cash at beginning of period	66,844	85,073
Cash at end of period	$2,005	$8,262,263

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$11,173	$1,602
SUMMARY OF NON-CASH ACTIVITIES
Issuance costs on mezzanine equity	$-	$193,416
Reclassification of convertible notes and warrants to derivative liability	$5,682,077	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITNILE METAVERSE, INC. AND SUBSIDIAIRES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

(UNAUDITED)

1. DESCRIPTION OF BUSINESS

Overview

On March 15, 2023, Ecoark Holdings Inc. changed its name to BitNile Metaverse Inc. (“BitNile Metaverse” or the “Company”). The Company is a holding company, incorporated in the State of Nevada on November 19, 2007. On February 8, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) by and among Ault Alliance, Inc. (“AAI”), the former owner of 100% of BitNile.com, Inc. (“BNC”), a significant shareholder of the Company, and the minority stockholders of BNC (the “Minority Shareholders”). BNC was transferred to the Company upon the closing of the SEA. The SEA provides that, subject to the terms and conditions set forth therein, the Company will acquire all of the outstanding shares of capital stock of BNC as well as the common stock of Earnity, Inc. beneficially owned by BNC (which represents approximately 19.9% of the outstanding common stock of Earnity, Inc. as of the date of the SEA), in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of the Company to be issued to AAI (the “Series B”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of the Company to be issued to the Minority Shareholders (the “Series C,” and together with the Series B, the “Preferred Stock”). The Series B and the Series C, the terms of which are summarized in more detail below, each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of $100,000,000, and subject to adjustment are convertible into a total of up to 13,333,333 shares of the Company’s common stock, which represent approximately 92.4% of the Company outstanding common stock on a fully diluted basis. The Company has independently valued the Preferred Stock as of the date of acquisition. The combined value of the Preferred Stock issued to AAI was $53,913,000 using a blended fair value of the discounted cash flow method and option pricing method. See Note 5 for the details on the asset purchase as BNC did not meet the accounting definition of a business and Note 17 for details on the Series B and C Preferred Stock.

Through June 30, 2023, the Company’s former wholly owned subsidiaries with the exception of Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) and Zest Labs, Inc. (“Zest Labs”) have been treated for accounting purposes as divested. Please refer to our Annual Report for the year ended March 31, 2023 (“2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on July 14, 2023 for details on all of our prior subsidiaries that were divested in the year ended March 31, 2023 and an overview of the business conducted in those subsidiaries. This quarterly report on Form 10-Q (the “Report”) includes only those subsidiaries as of June 30, 2023. The comparative financial statements for the three months ended June 30, 2022 reflect the operations of those subsidiaries that were sold during the year ended March 31, 2023 as discontinued operations in the condensed consolidated statements of operations and as assets and liabilities of discontinued operations on the condensed consolidated balance sheets.

The BitNile.com metaverse (the “Metaverse”) represents a significant development in the online metaverse landscape, offering immersive, interconnected digital experiences that are inclusive, engaging, and dynamic. By integrating various elements such as virtual markets, real world goods marketplaces and VIP experiences, gaming, social activities, sweepstakes, gambling, and more, the Company aims to revolutionize the way people interact online. The Company’s growing virtual world, BitNile.com (the “Platform”) is accessible via any device using any web browser, without requiring permissions, downloads, or apps, and the Platform can be enjoyed without the need for bulky and costly virtual reality headsets.

Our games operate on a free-to-play model, whereby game players may collect coins free of charge through the passage of time and if a game player wishes to obtain coins above and beyond the level of free coins available to that player, the player may purchase additional coin packages (“Freemium” gaming model). Once obtained, Nile Tokens (“NT”) and Nile Coins (“NC”), (either free or purchased) cannot be redeemed for cash nor exchanged for anything outside of the Metaverse. When coins are used and played in the games, the game player could “win” and would be awarded additional coins or could “lose” and lose the future use of those coins. We have concluded that the coins represent both consumable goods and durables, because 1) the game player does not receive any additional benefit from the game and is not entitled to any additional rights once the coins are consumed and 2) because once coins are used for the purchase of durable goods, those goods will continue to benefit the player throughout their gaming life cycle.

In December 2022, Agora entered into a Master Services Agreement (“MSA”) with Sentinum, Inc. (formerly, BitNile, Inc.), a Nevada corporation and wholly owned subsidiary of AAI (“Sentinum”), governing the relationship between the parties and the services provided by Agora to the Company, which include providing the Company with digital asset mining hosting services in exchange for a monthly fee to be set out in applicable service orders. The terms of that MSA have not been met due to lack of capital by the Company to bring its 12MW of hosting power online.

The Company holds no cryptocurrency and is not an owner of any digital wallets containing currencies other than fiat currency.

2. LIQUIDITY AND GOING CONCERN

For the three months ended June 30, 2023 and 2022, the Company had a net income (loss) to controlling interest of common stockholders of $5,945,601 and $(10,196,534), respectively, had negative working capital of $(15,973,816) and $(25,095,950) as of June 30, 2023 and March 31, 2023, respectively, and had an accumulated deficit as of June 30, 2023 of $(202,731,837). As of June 30, 2023, the Company had $2,005 in cash and cash equivalents.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company sold its interests in Banner Midstream in two separate transactions on July 25, 2022 and September 7, 2022. In addition, it sold the non-core business of Trend Discovery on June 17, 2022. The Company expects to distribute the common stock it received (or issuable upon conversion of preferred stock) in the sales to its stockholders upon the effective registration statements for the two entities the companies were sold to. See Note 17, “Preferred Stock” for information on the Company’s recent $12 million convertible preferred stock financing. That financing has restrictive covenants that require approval of the investor for the Company to engage in any equity or debt financing.

The Company believes that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the condensed consolidated financial statements, and it needs to raise capital to support its operations, raising substantial doubt about its ability to continue as a going concern. The accompanying financial statements for the period ended June 30, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes continued revenue streams and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The Company raised approximately $3,500,000 in an At-the-Market capital raise during the fourth fiscal quarter of the year ended March 31, 2023 and the three months ended June 30, 2023. In addition, on April 27, 2023, the Company sold $6.875 million of principal face amount senior secured convertible notes with an original issue discount to sophisticated investors for gross proceeds to the Company of $5.5 million. The notes mature on April 27, 2024 and are secured by all of the assets of the Company and certain of its subsidiaries, including BNC.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s 2023 Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2023. The consolidated balance sheet as of March 31, 2023 was derived from the Company’s audited 2023 financial statements contained in the above referenced 2023 Annual Report. Results of the three months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year ending March 31, 2024.

Reclassifications

The Company has reclassified certain amounts in the June 30, 2022 condensed consolidated financial statements to be consistent with the June 30, 2023 presentation, including the reclassification of our prior subsidiaries that were sold as discontinued operations. These changes had no impact on the Company’s financial position or result of operations for the periods presented.

Noncontrolling Interests

In accordance with Accounting Standards Codification (“ASC”) 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In October 2021 and July 2022, with the issuance of restricted common stock to directors, management and advisors, the Company no longer owns 100% of Agora. As of June 30, 2023 and 2022, approximately 11% and 9.1%, respectively, is reflected as non-controlling interest of that entity. In addition, we have reflected 34% of Wolf Energy as noncontrolling interests as the Company currently represents approximately 66% of the voting interests in Wolf Energy.

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2023 Annual Report.

Gaming Revenue

Gaming revenue will be recognized from the Metaverse website primarily through the sale of tokens or coins that provide the end user with interactive entertainment (game play) and durable goods principally for the PC and mobile platforms. The Company primarily offers the following:

1.	Metaverse access – Provide access to main game content.

2.	Sale of NTs – NT’s can be used for additional digital game play only

3.	Sale of NCs –NC’s can be used to participate in games of skill, buy durable goods, etc. all within the digital platform

4.	SweepCoins (“SC”) – Users can use SC to enter sweepstakes type games with a potential to win both digital goods and real world cash and prizes.

While the revenue received from the sale of NT and NC’s (collectively the “coins”) is currently nominal, we believe that our operation of the BitNile.com website could be a scalable source of revenue in the future. Additionally, we expect the website will be a mechanism to help increase our brand reputation and recognition by participants, which we believe will result in the acquisition and monetization of new users to the site.

During the three month periods ended June 30, 2023 and 2022 we recognized no revenues from Metaverse coin sales.

Hospitality and VIP Services Revenue

Hospitality revenue currently consists of revenue from services provided to groups at certain social functions and sporting events. We also sell real world VIP experiences and one-of-a-kind products. Hospitality and VIP service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate, determined based on common industry prices, for the services we provide.

The Company recognizes revenue when performance obligations to provide food and services are satisfied at the point in time when the food and services are received by the customer, which is when the event is held and services are complete.

The Company recognizes revenue on a gross basis due to the fact that we have control over the food and services and the ability to direct the offerings to multiple end consumers while also ultimately determining the relative pricing offered for the services. For certain events we also use certain subcontractors that we select and hire to help transfer services to the end customer. We have evaluated our agreements with our food and service subcontractors and based on the preceding, we determined that the Company is the principal in such arrangements and the third-party food and service suppliers are the agent in accordance with ASC 606 Revenue from Contracts with Customers. As the principal, the Company recognizes revenue in the gross amount and as such, recognizes any fees paid to subcontractors as cost of revenues. Any future changes in these arrangements or to the Company’s games and related method of distribution may result in a different conclusion.

Concentrations

The Company occasionally maintains cash balances in excess of the Federal Deposit Insurance Corporation insured limit. The Company does not consider this risk to be material.

Segment Reporting

As of June 30, 2023 Agora has not been able to secure additional funding to be able to provide services and infrastructure to Sentinum as the MSA previously entered into contemplated. As Agora has not engaged in any business activities, it is uncertain if financing will be obtained in order to build out the hosting facility to be able to engage in business activities and there are no operations for management to evaluate Agora as an operating segment, the Company does not segregate its operations as most of the continuing operations relate to BNC.

Net Income (Loss) Per Share

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

During the three months ended the Company reported net income which was the result of the change in fair value of the derivative liabilities. Removing the mark to market impact leads to a net loss which is anti-dilutive in nature. Therefore, there will be no dilutive impact resulting from the change in the fair value of the derivative liabilities since all dilutive instruments are out of the money.

Recently Issued Accounting Standards

The Company does not expect that any recently issued accounting guidance will have a significant effect on its condensed consolidated financial statements.

4. DISCONTINUED OPERATIONS

As discussed in Note 1 and in our 2023 Annual Report, during the year ended March 31, 2023, we sold all of our subsidiaries other than Agora and Zest Labs. Our loss from discontinued operations includes Banner Midstream Corp and Trend Discovery for the three months ended June 30, 2022 which was sold in two separate transactions on July 25, 2022 and September 7, 2022. In addition on June 17, 2022, Agora sold all of its non-Bitcoin operations to a third party. We reflect the assets and liabilities of Wolf Energy Services, Inc. as discontinued operations as we have a 66% voting interest in this company that will be part of our dividend to the shareholders upon the effective S-1 registration it has filed with the SEC.

Current assets as of June 30, 2023 and March 31, 2023– Discontinued Operations:

	June 30, 2023	March 31, 2023
Wolf Energy Services, Inc.	$1,384,224	$1,297,801
	$1,384,224	$1,297,801

Non-current assets as of June 30, 2023 and March 31, 2023 – Discontinued Operations:

	June 30, 2023	March 31, 2023
Wolf Energy Services, Inc.	$417,237	$984,071
	$417,237	$984,071

Current liabilities as of June 30, 2023 and March 31, 2023– Discontinued Operations:

	June 30, 2023	March 31, 2023
Wolf Energy Services, Inc.	$3,591,359	$2,952,257
	$3,591,259	$2,952,257

Non-current liabilities as of June 30, 2023 and March 31, 2023– Discontinued Operations:

	June 30, 2023	March 31, 2023
Wolf Energy Services, Inc.	$364,076	$377,786
	$364,076	$377,786

The Company reclassified the following operations to discontinued operations for the three months ended June 30, 2023 and 2022, respectively.

	2023	2022
Revenue	$-	$7,034,839
Operating expenses	-	9,271,487
Wolf Energy Services, Inc. – net loss	(1,143,303)	-
Other loss	-	399,170
Net loss from discontinued operations	$(1,143,303)	$(2,635,818)

The following represents the calculation of the gain on disposal of Trend Discovery at June 17, 2022:

Secured note receivable	$4,250,000
Cash	(27,657)
Accounts receivable	(222,400)
Prepaid expenses	(99,566)
Goodwill	(3,222,799)
Other assets	(284)
Accounts payable and accrued expenses	34,211
Gain on disposal of discontinued operations	$711,505

5. ASSET PURCHASE

On March 7, 2023, the Company acquired BNC from AAI. The Company accounted for this acquisition as an asset purchase as BNC did not meet the definition of a business as discussed in ASC 805 and ASU 2017-01.

The Company acquired the assets and liabilities of BNC noted below at fair value.

Prepaid expenses	$620,616
Property and equipment	330,190
Intangible assets	6,239,000
Accounts payable and accrued expenses	(3,186,513)
Due to BitNile.com former parent	(4,404,350)
Notes payable	(170,222)
$(571,279)

The consideration paid for the acquisition of BNC was as follows (see Note 17):

Series B and Series C Preferred Stock	$53,913,000
Total consideration	$53,913,000

The Acquisition has been accounted for as a purchase of assets. The Company recognized a loss on the acquisition of $54,484,279 as a result of this acquisition in the condensed consolidated Statements of operations on March 7, 2023.

6. REVENUE

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. For the three months ended June 30, 2023 the Company recognized $45,150 of revenue from hospitality and VIP experience services.

As part of each social function or event, there is the option to request catering services for an additional charge. The hospitality and VIP services revenues were $45,150 and $0, respectively, for the three months ended June 30, 2023 and 2022.

We had related party hospitality service sales of $41,250 and $0 for the three month period ended June 30, 2023 and 2022, respectively.

7. SENIOR SECURED PROMISSORY NOTE RECEIVABLE

Agora was issued a Senior Secured Promissory Note by Trend Ventures, LP (“Trend Ventures Note”) on June 16, 2022. The Trend Ventures Note was the consideration paid to Agora for the acquisition of Trend Discovery Holdings. The Trend Ventures Note is in the principal amount of $4,250,000, bears interest at the rate of 5% per annum, and was to mature June 16, 2025. Under Trend Ventures Note, Trend Ventures, LP has agreed to make interest-only payments, in arrears on a monthly basis commencing on June 30, 2022 and continuing thereafter until June 16, 2023. Beginning on June 30, 2023, Trend Ventures, LP agreed to make 24 consecutive equal monthly payments of principal each in an amount which would fully amortize the principal, plus accrued interest. All principal and any unpaid accrued interest will be due and payable on or before the maturity date. The Trend Ventures Note will be granted a first lien senior secured interest as set forth in the Security Agreement executed on the same date as the Trend Ventures Note, by and among Trend Ventures, LP, its future subsidiaries (each a guarantor) and Agora dated as of June 16, 2022. Trend has not made any interest payments on the Trend Ventures Note.

On May 15, 2023, Agora and Trend Ventures, LP entered into a First Amendment of Senior Secured Promissory Note (“First Amendment”), to amend the $4,250,000 senior secured promissory note entered into June 16, 2022. The First Amendment amended the following clauses of the original note: (a) the principal amount was amended from $4,250,000 to $4,443,870, which includes all of the accrued interest through May 15, 2023; (b) the maturity date was amended from June 16, 2025 to May 15, 2025; and (c) the interest rate shall remain at 5%, and any additional accrued interest under the Default Rate shall be mutually waived by both parties. No payments on either principal or interest shall be due until the new maturity date.

As of June 30, 2023, the Company has established a full reserve for the principal and accrued interest receivable.

8. INVESTMENT – SERIES A CONVERTIBLE PREFERRED STOCK – WTRV

On July 25, 2022, the Company entered into a Share Exchange Agreement pursuant to which that day it sold to WTRV its oil and gas production business which is part of the Commodities segment. The Company received 1,200 shares of WTRV’s Series A Convertible Preferred Stock, which becomes convertible into 42,253,521 shares of WTRV common stock upon such time as (A) WTRV has filed a Form S-1 with the SEC and such Form S-1 has been declared effective, or is no longer subject to comments from the Staff of the SEC, and (B) the Company elects to distribute shares of its common stock to its stockholders. Based on the lower of cost or market, the value of the investment was determined to be $30,000,000. As of June 30, 2023, WTRV has not had its registration statement declared effective. The Company engaged an independent valuation consultant who has determined there is a $20,775,215 loss on this investment and the Company has subsequently marked the investment down to $9,224,785 as of March 31, 2023 and has reflected this in the consolidated statement of operations for the year ended March 31, 2023 based on various approaches and methods of valuation including the market approach and the precedent transaction method. There has been no further write down of this investment as of June 30, 2023.

As of June 30, 2023, the Company has determined that it is not the primary beneficiary, and this transaction has not resulted in the Company controlling WTRV as the preferred shares are unable to be converted until the effectiveness of the registration statement being filed for WTRV, does not have the power to direct activities of WTRV, control the Board of Directors of WTRV and WTRV is not reliant upon funding by the Company moving forward; therefore the Company concluded that WTRV is not a variable interest entity, or VIE, as of June 30, 2023.

9. INVESTMENT – COMMON STOCK – WOLF ENERGY SERVICES, INC.

On August 23, 2022 the Company entered into a Share Exchange Agreement (the “Agreement”) with Wolf Energy and Banner Midstream. Pursuant to the Agreement, upon the terms and subject to the conditions set forth therein, the Company acquired 51,987,832 shares of Wolf Energy common stock in exchange for all of the capital stock of Banner Midstream owned by the Company, which represents 100% of the issued and outstanding shares (the “Exchange”). Following the closing of the Agreement which occurred on September 7, 2022, Banner Midstream continues as a wholly owned subsidiary of Wolf Energy. Based on the lower of cost or market, the value of the investment was determined to be $5,328,753. On September 7, 2022, the Exchange was completed, and Banner Midstream became a wholly owned subsidiary of Wolf Energy. The Company has determined that as of June 30, 2023, there is no loss on this investment.

The Company has determined that this transaction has resulted in the Company having a controlling interest in Wolf Energy as the common stock issued represents approximately 66% of the voting common stock of Wolf Energy common stock outstanding at June 30, 2023 and March 31, 2023. Since the Company will be distributing to its stockholders a stock dividend to all common and preferred stockholders with a stock dividend date of September 30, 2022, the Company has reflected Wolf Energy, in discontinued operations as the Company intends to hold no shares and thus no voting interest upon the effectiveness of a registration statement for Wolf Energy, and the investment has been eliminated in the consolidation.

10. INVESTMENT – EARNITY, INC.

As part of the acquisition of BitNile.com, the Company acquired BNC’s 19.9% ownership in Earnity, Inc., a company that aimed to democratize access to the broadest array of cryptocurrency assets in a secure, educational, and community-oriented platform to global customers. In the purchase of BNC, the Company allocated no value to this investment. Additionally, subsequent to the acquisition of the Company’s acquisition of BNC, Earnity, Inc. has permanently ceased operations.

11. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2023 and March 31, 2023:

	June 30, 2023	March 31, 2023

Zest Labs freshness hardware, equipment and computer costs	$2,915,333	$2,915,333
Land	125,000	125,000
Furniture	40,074	40,074
Auto – BNC	220,786	220,786
Equipment – BNC	109,404	109,404
Mining technology equipment– Bitcoin	5,639,868	5,639,868
Auto – Bitcoin	91,132	91,132
Total property and equipment	9,141,597	9,141,597
Accumulated depreciation and impairment	(4,742,093)	(4,709,194)
Property and equipment, net	$4,399,504	$4,432,403

As of June 30, 2023, the Company performed an evaluation of the recoverability of these long-lived assets. There has been no impairment for the three months ended June 30, 2023 and 2022.

Depreciation expense for the three months ended June 30, 2023 and 2022 was $32,899 and $35,975, respectively.

12. INTANGIBLE ASSETS

Intangible assets consisted of the following as of June 30, 2023 and March 31, 2023:

	June 30, 2023	March 31, 2023

Trademarks	$5,097,000	$5,097,000
Developed technology	1,142,000	1,142,000
Accumulated amortization - trademarks	(113,268)	(28,317)
Accumulated amortization - developed technology	(25,376)	(6,344)
Intangible assets, net	$6,100,356	$6,204,339

On March 7, 2023, the Company acquired trademarks and developed technology in the acquisition of BNC. These intangible assets were valued by an independent valuation consultant utilizing various methods including the discounted cash flow and option-pricing methods, and the estimated remaining useful life of these assets was estimated to be fifteen years.

Amortization expense for the three months ended June 30, 2023 and 2022 was $103,983 and $0, respectively.

Amortization expense for the next five years and in the aggregate is as follows:

2024	$415,933
2025	415,933
2026	415,933
2027	415,933
2028	415,933
Thereafter	4,020,691
$6,100,356

13. ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2023 and March 31, 2023:

	June 30, 2023	March 31, 2023

Professional fees and consulting costs	$788,230	$703,869
Vacation and paid time off	120,375	77,919
Legal fees	48,019	171,481
Sponsorship	200,000	500,000
Compensation	60,343	60,343
Interest	70,429	61,722
Other	63,855	68,160
Total	$1,351,251	$1,643,494

14. WARRANT DERIVATIVE LIABILITIES

The Company identified embedded features in some of the warrant agreements which were classified as a liability. These embedded features included (a) the implicit right for the holders to request that the Company settle the warrants in registered shares. Since maintaining an effective registration of shares is potentially outside the control of the Company, these warrants were classified as liabilities as opposed to equity; (b) the right for the holders to request that the Company cash settle the warrant instruments from the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Derivative Warrant Instruments on the date of the consummation of a fundamental transaction; and (c) certain price protections in the agreements. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as a liability and record the fair value of the instrument as derivatives as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

We have only included descriptions of warrants that are still outstanding as of June 30, 2023.

On August 6, 2021, the Company closed a $20,000,000 registered direct offering. The Company sold 115,942 shares of common stock and 115,942 warrants at $172.50 per share. The warrants are exercisable through April 8, 2025. The Company also issued the placement agent 8,116 warrants exercisable at $215,625 per share. Further information on the offering and compensation to the placement agent is contained in the prospectus supplement dated August 4, 2021. The fair value of the investor warrants was estimated to be $11,201,869 at inception and $123 as of June 30, 2023. The fair value of the placement agent warrants was estimated to be $744,530 at inception and $6 as of June 30, 2023.

On April 27, 2023, the Company closed a $6,875,000 senior secured convertible promissory note and with the senior secured convertible note, the Company granted the noteholders 2,728,175 warrants that expire five years from the issuance date and have a strike price of $3.28. The warrants contain a rachet provision which the Company has determined meets the criteria for accounting treatment as a derivative liability. The Company recorded a discount on the convertible note of $4,329,755 which represents the derivative liability at inception of the warrants. The fair value of the warrants was estimated to be $2,138,542 as of June 30, 2023.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2023 and March 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on June 30, 2023 and March 31, 2023 and at inception:

	Three Months Ended June 30, 2023	Year Ended March 31, 2023	Inception
Expected term	1 – 5 years	0.25 – 1.85 years	5.00 years
Expected volatility	110 – 113%	107 – 110%	91% – 107%
Expected dividend yield	-	-	-
Risk-free interest rate	3.48 – 3.81%	2.98 – 3.88%	1.50% – 2.77%
Market price	$0.99 – $4.50	$5.40 – $39.00

The Company’s remaining derivative liabilities as of June 30, 2023 and March 31, 2023 associated with warrant offerings were as follows.

	June 30, 2023	March 31, 2023

Fair value of 115,942 August 6, 2021 warrants	$123	$5,974
Fair value of 8,116 August 6, 2021 warrants	6	290
Fair value of 2,728,175 April 27, 2023 warrants	2,138,542	-
	$2,138,671	$6,264

During the three months ended June 30, 2023 and 2022 the Company recognized changes in the fair value of the derivative liabilities of $2,197,348 and $(393,532), respectively.

Activity related to the warrant derivative liabilities for the three months ended June 30, 2023 was as follows:

Beginning balance as of March 31, 2023	$6,264
Issuances of warrants – derivative liabilities	4,329,755
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(2,197,348)
Ending balance as of June 30, 2023	$2,138,671

Activity related to the warrant derivative liabilities for the three months ended June 30, 2022 was as follows:

Beginning balance as of March 31, 2022	$4,318,630
Issuances of warrants – derivative liabilities	-
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(393,532)
Ending balance as of June 30, 2022	$3,925,098

15. LONG-TERM DEBT

Long-term debt included in continuing operations consisted of the following as of June 30, 2023 and March 31, 2023. All debt instruments repaid during the year ended March 31, 2023 are not included in the below chart and the chart only reflects those instruments that had a balance owed as of these dates.

	June 30, 2023	March 31, 2023

Credit facility -Trend Discovery SPV 1, LLC (a)	$291,036	$291,036
Auto loan – Ford (b)	65,111	68,114
Auto loan – Cadillac (c)	165,406	170,222
Total long-term debt	521,553	529,372
Less: current portion	(324,737)	(323,818)
Long-term debt, net of current portion	$196,816	$205,554

(a)	On December 28, 2018, the Company entered into a $10,000,000 credit facility that includes a loan and security agreement where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000,000 with a cap of $10,000,000. In the year ended March 31, 2022, the Company borrowed $595,855, which includes $25,855 in commitment fees, with the balance of $570,000 being deposited directly into the Company. Interest incurred for the three months ended June 30, 2023 was $8,707 and accrued as of June 30, 2023 was $70,429. With the sale of Trend Holdings, we can no longer access this line of credit.

(b)	On February 16, 2022, the Company entered into a long-term secured note payable for $80,324 for a service truck maturing February 13, 2028. The note is secured by the collateral purchased and accrues interest annually at 5.79% with principal and interest payments due monthly. There is no accrued interest as of June 30, 2023.

(c)	On March 6, 2023 in the acquisition of BNC, the Company assumed an auto loan for a Cadillac in the amount of $170,222. The loan bears interest at 14.18% and matures December 2028.

The following is a list of maturities as of June 30:

2024	$324,737
2025	37,719
2026	42,277
2027	47,464
2028	48,349
Thereafter	21,007
$521,553

Interest expense on long-term debt during the three months ended June 30, 2023 and 2022 were $15,793 and $11,754, respectively.

16. NOTES PAYABLE

Related Parties

AAI advanced the Company $781,898 during the three months ended June 30, 2023. The advances were used for working capital purposes, were unsecured, interest-free and had no fixed terms of repayment as of June 30, 2023.

Convertible Notes

On April 27, 2023, the Company sold $6.875 million of principal face amount senior secured convertible notes with an original issue discount to sophisticated investors for gross proceeds to the Company of $5.5 million. The notes mature on April 27, 2024 and are secured by all of the assets of the Company and certain of its subsidiaries, including BNC. There is no interest on the convertible notes unless there is an event of default. The notes are convertible into shares of common stock at $3.28, however there is a rachet provision in the convertible note that enables the holders of the notes to receive a lower conversion rate upon future issuances by the Company that fall below the $3.28 price. The conversion option meets the criteria of a derivative instrument, and the convertible note has been discounted $5,500,000 for the day one derivative liability. In addition, the Company has recorded $1,375,000 in original issue discount, which is being amortized over the interest method for the term of the note. Amortization of discount related to the convertible note was $241,096 for the three months ended June 30, 2023.

Beginning balance as of March 31, 2023	$-
Issuance of convertible notes	6,875,000
Less: Original issue discount - inception	(1,375,000)
Amortization of original issue discount	241,096
Less: Debt discount – reclassification to derivative liability	(5,500,000)
Ending balance as of June 30, 2023	$241,096

Activity related to the convertible note derivative liabilities for the three months ended June 30, 2023 is as follows:

Beginning balance as of March 31, 2023	$-
Issuances of convertible note – derivative liabilities	1,352,322
Change in fair value of convertible note derivative liabilities	(1,029,237)
Ending balance as of June 30, 2023	$323,085

17. PREFERRED STOCK

BitNile Metaverse Series A

On June 8, 2022, the Company entered into a Securities Purchase Agreement (the “Series A Agreement”) with Ault Lending, LLC (formerly Digital Power Lending, LLC), a California limited liability company (the “Purchaser”), pursuant to which the Company sold the Purchaser 1,200 shares of Series A Convertible Redeemable Preferred Stock (the “BitNile Metaverse Series A”), 3,429 shares of common stock (the “Commitment Shares”) and a warrant to purchase shares of common stock (the “Warrant,” and together with the BitNile Metaverse Series A and the Commitment Shares, the “Securities”) for a total original purchase price of $12,000,000. The Purchaser is a subsidiary of AAI. The Company determined that the classification of the BitNile Metaverse Series A was mezzanine equity as the option to convert the shares belongs to the Purchaser. A description of the material transaction components are as follows:

Conversion Rights

Prior to the November 2022 amendment described below, each share of BitNile Metaverse Series A had a stated value of $10,000 and was convertible into shares of common stock at a conversion price of $63.00 per share, subject to customary adjustment provisions. The holder’s conversion of the BitNile Metaverse Series A was subject to a beneficial ownership limitation of 19.9% of the issued and outstanding common stock as of any conversion date of the BitNile Metaverse Series A, unless and until the Company obtains stockholder and The Nasdaq Stock Market (“Nasdaq”) approval for the conversion of more than that amount, in order to comply with Nasdaq Rules. Stockholder approval was obtained on September 9, 2022. In addition, the conversion rights in general did not become effective until July 23, 2022, which is one day after the record date for the stockholders meeting seeking such stockholder approval at the September 9, 2022 meeting.  The shares of BitNile Metaverse Series A as amended are also subject to a 4.99% beneficial ownership limitation, which may be increased to up to 9.9% by the holder by giving 61 days’ notice to the Company.

On November 28, 2022, the Company, following an agreement with the Purchaser, the Company amended the Certificate of Designations of Rights, Preferences and Limitations (the “Certificate”) of the BitNile Metaverse Series A previously issued to the Purchaser to: (i) increase the stated value of the BitNile Metaverse Series A from $10,000 to $10,833.33; (ii) provide for the dividends payable under the BitNile Metaverse Series A to be payable in common stock rather than cash effective November 1, 2022, and (iii) reduce the conversion price of the BitNile Metaverse Series A from $63.00 to the lesser of (a) $30.00 or (b) the higher of (1) 80% of the 10-day daily volume weighted average price, or (2) $7.50. The amendment on November 28, 2022 constituted a modification to the classification of the BitNile Metaverse Series A from mezzanine equity to liability. The Company determined in accordance with ASC 470-50-40, that the amendment would be accounted for as a debt modification as opposed to a debt extinguishment as the amendment did not meet the 10% threshold when comparing the present value of the remaining cash flows to the value to the original terms of the BitNile Metaverse Series A. As a result of this modification, the Company recognized a debt modification expense of $879,368. Upon reclassification to preferred stock liability, the Company analyzed the terms and determined that the preferred stock liability was considered a derivative liability and measured the derivative liability at inception (November 28, 2022). This measurement resulted in a gain of $2,878,345.

As described in Note 19 “Commitments and Contingencies”, Nasdaq is alleging that the November 2022 amendment to the Series A violated its voting and stockholder approval requirements, and has also done so with regard to the recent BNC transaction, although the Company plans to seek stockholder approval for both transactions subject to Nasdaq approval therefore and make any modifications Nasdaq requires.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the preferred stock liability is estimated using the Black-Scholes valuation model. The following assumptions were used for the three months ended June 30, 2023 and year ended March 31, 2023:

	June 30, 2023	March 31, 2023
Expected term	1.66 – 2.00 years	1.66 – 2.00 years
Expected volatility	108 – 110%	108 – 110%
Expected dividend yield	-	-
Risk-free interest rate	3.48 – 3.88%	3.48 – 3.88%
Market price	$1.15 – $22.80	$3.60 – $22.80

Negative Covenants and Approval Rights

The BitNile Metaverse Series A Certificate of Designation (the “Certificate”) subjects the Company to negative covenants restricting its ability to take certain actions without prior approval from the holder(s) of a majority of the outstanding shares of BitNile Metaverse Series A for as long as the holder(s) continue to hold at least 25% (or such higher percentage as set forth in the Certificate (as defined below)) of the BitNile Metaverse Series A shares issued on the closing date under the Series A Agreement. These restrictive covenants include the following actions by the Company, subject to certain exceptions and limitations:

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

Warrant

Prior to its cancellation, the Warrant, as amended, provided the Purchaser or its assignees (the “Holder”) with the right to purchase a number of shares of common stock as would enable the holder together with its affiliates to beneficially own 49% of the Company’s common stock, calculated on a fully diluted basis, at an exercise price of $0.03 per share, including the Commitment Shares and Conversion Shares unless sold. Subject to stockholder approval, the Warrant was to vest and become exercisable into shares of the Company’s stock if, as of June 8, 2024: (i) the Company had failed to complete the distributions to the Company’s security holders or to any other subsidiary of the Company’s equity ownership of its three principal subsidiaries: Agora, Banner Midstream and Zest Labs (or their principal subsidiaries) (the “Distributions”), and/or (ii) the Holder together with its affiliates does not beneficially own at least 50% of the Company’s outstanding common stock. Provided, the Company must retain 20% of its common stock of Agora. The Warrant was to be exercised on a cashless basis and expire on June 8, 2027.

On November 14, 2022, the Company and the Warrant holder canceled the warrant which was originally issued to the holder on June 8, 2022, as subsequently amended and restated, in exchange for $100 as the Company has substantially met the conditions under Section 1(a) of the Warrant, therefore, the Company did not compute any derivative liability on the warrants.

Registration Rights

Pursuant to the Series A Agreement, the Company has agreed to register the sale by the Purchaser of up to 174,882 shares of common stock, representing the Commitment Shares issued at the closing plus 171,453 of the shares of common stock issuable upon conversion of the BitNile Metaverse Series A. This amount equals 19.9% of the Company’s outstanding common stock immediately prior to the closing. The Company registered the sale by filing a prospectus supplement pursuant to the Company’s registration statement on Form S-3 (File No. 333-249532), originally filed with the SEC on October 16, 2020, as amended, which became effective on December 29, 2020, and the base prospectus included therein. On January 23, 2023, the Purchaser agreed to reduce its secondary offering of shares of our common stock issuable upon conversion of the Series A by $3,500,000. See Note 18 “Stockholders’ Deficit.”

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

Preferred Stock Derivative Liability

BitNile Metaverse Series A

As discussed herein, the Company determined that the BitNile Metaverse Series A upon the amendment on November 28, 2022, constituted a derivative liability under ASC 815. As a result of this classification, the Company determined that on November 28, 2022 (inception), the value of the derivative liability was $7,218,319.

On December 9, 2022, the BitNile Metaverse Series A holder converted 50 shares of BitNile Metaverse Series A into 38,015 common shares that resulted in a loss on conversion of $3,923.

The derivative liability for the BitNile Metaverse Series A was remeasured at June 30, 2023 and is valued at $169,323, resulting in a gain of $1,490,879 in the change in fair value.

In addition, during March 2023 the Company advanced $635,000 and $1,205,000 during the three months ended June 30, 2023 to a third-party related to an obligation by the BitNile Metaverse Series A shareholder and this amount will be reflected as a redemption upon the dividend that will be paid to the Company’s shareholders of record as of September 30, 2022 for the WTRV and Wolf Energy Services Corp. divestitures.

Activity related to the preferred stock derivative liabilities for the three months ended June 30, 2023 is as follows:

Beginning balance as of March 31, 2023	$1,025,202
Advances to third-party that will be considered redemption of Series A	(1,205,000)
Change in fair value of preferred stock derivative liabilities	(1,490,879)
Ending balance as of June 30, 2023	$(1,670,677)

BitNile Metaverse Series B and C

On February 8, 2023, the Company entered into the SEA by and among AAI, a significant shareholder, the owner of approximately 86% of BNC, and the Minority Stockholders. The SEA provided that, subject to the terms and conditions set forth therein, the Company was to acquire the assets and assume the liabilities of BNC as well as the common stock of Earnity, Inc. beneficially owned by BNC (which represents approximately 19.9% of the outstanding common stock of Earnity, Inc. as of the date of the SEA) which has no value, in exchange for the following: (i) 8,637.5 shares of Series B, and (ii) 1,362.5 shares of Series C. The Preferred Stock, the terms of which are summarized in more detail below, have a combined Stated Value of $100,000,000, and subject to adjustment are, subject to Nasdaq and shareholder approval, convertible into a total of up to 13,333,333 shares of the Company’s common stock, which represent approximately 92.4% of the Company’s outstanding common stock on a fully diluted basis. The Company has independently valued the Preferred Stock as of the date of acquisition. The combined value of the Preferred Stock issued to AAI was $53,913,000 using a blended fair value of the discounted cash flow method and option pricing method.

The terms of the Preferred Stock as set forth in the Certificates of Designations of the Rights, Preferences and Limitations of each such series of Preferred Stock (each, a “Certificate,” and together the “Certificates”) are essentially identical except the Series B is super voting and must approve any modification of various negative covenants and certain other corporate actions as more particularly described below.

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

In addition, for as long as at least 25% of the shares of Series B remain outstanding, AAI (and any transferees) has consent rights with respect to certain corporate events, including reclassifications, fundamental transactions, stock redemptions or repurchases, increases in the number of directors, and declarations or payment of dividends, and further the Company is subject to certain other negative covenants, including covenants against issuing additional shares of capital stock or derivative securities, incurring indebtedness, engaging in related party transactions, selling of properties having a value of over $50,000, altering the number of directors, and discontinuing the business of any subsidiary, subject to certain exceptions and limitations.

The terms, rights, preferences and limitations of the Series Care substantially the same as those of the Series B, except that the Series B holds negative covenant and consent rights, and Series C holders vote with the Company’s common stock on an as-converted basis. The Company is required to maintain a reserve of authorized and unissued shares of common stock equal to 200% of the shares of common stock issuable upon conversion of the Preferred Stock, which is initially 26,666,667 shares.

Pending stockholder approval of the transaction, the Preferred Stock combined are subject to a 19.9% beneficial ownership limitation. That limitation includes shares of Series A issued to AAI on June 8, 2022 and any common stock held by AAI. Certain other rights are subject to stockholder approval as described below. The SEA provides that the Company will seek stockholder approval following the closing. The entire transaction is subject to compliance with Nasdaq Rules and the Certificates each contain a savings clause that nothing shall violate such Rules. Nasdaq may nonetheless disregard the savings clause.

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

The SEA further provides that following the closing the Company will prepare and distribute a proxy statement and hold a meeting of its stockholders to approve each of the following: (i) the SEA and the transactions contemplated thereby, (ii) a ratification of the Third Certificate Designations of Rights, Preferences, and Limitations of the Series A, (iii) a reverse stock split with a range of between 1-for 2 and 1-for-20, (iv) a change in the Company’s name to BNC, (v) an increase of the Company’s authorized common stock to 1,000,000,000 shares of common stock; and (vi) any other proposals to which the Parties shall mutually agree. In addition, pursuant to the SEA the Company agreed to use its reasonable best efforts to effect its previously announce spin-offs of the common stock of Wolf Energy and WTRV held by or issuable to the Company, use its best efforts to complete one or more financings resulting in total gross proceeds of $100,000,000 on terms acceptable to AAI, and financially support the ongoing Zest Labs litigation. The holders of the Preferred Stock will not participate in the aforementioned spin-offs and distribution. In connection with the SEA, the Company and AAI also agreed that the net litigation proceeds from the Zest Labs litigation that was ongoing as of November 15, 2022 would be held in a trust for the benefit of the Company’s stockholders of record as of such date.

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

The SEA contains certain representations and warranties made by each of the Company, AAI and the Minority Shareholders. Upon the closing, which is subject to the closing conditions set forth in the SEA, including among other conditions the parties obtaining a fairness opinion from a national independent valuation firm and satisfactory completion of due diligence by each of the Company and AAI, BNC will continue as a wholly owned subsidiary of the Company. BNC’s principal business entails the development and operation of a metaverse platform, the beta for which launched on March 1, 2023. This transaction closed on March 7, 2023.

The Company determined that the Preferred Stock constituted a derivative liability under ASC 815 on the date of inception March 7, 2023. As a result of this classification, the Company determined that on March 7, 2023 (inception), the value of the derivative liability was $42,426,069.

The derivative liability for the preferred stock Preferred Stock was remeasured at June 30, 2023 and is valued at $2,427,669 resulting in a gain of $16,403,090 in the change in fair value for the three months ended June 30, 2023. The Company has accrued $1,597,222 in dividends on the Series B and C Preferred stock as of June 30, 2023.

Activity related to the preferred stock derivative liabilities for the Preferred Stock for the three months ended June 30, 2023 is as follows:

Beginning balance as of March 31, 2023	$18,830,760
Change in fair value of preferred stock derivative liabilities	(16,403,090)
Ending balance as of June 30, 2023	$2,427,670

On April 4, 2023, the Company entered into an agreement with Ault Lending, LLC (“Ault”) and WTRV pursuant to which the Company agreed to advance to WTRV payments of up to $3.25 million (the “Amounts”), and WTRV agreed to accept the Amounts as payment of Ault’s $3.25 million payable to WTRV from Ault’s exercise of participation rights in oil and gas exploration and drilling ventures which WTRV granted Ault in connection with its acquisition of White River Holdings Corp. in July 2022. The parties agreed that the Amounts will be treated as a credit to the sums owed to WTRV, and the Company and Ault agreed that in lieu of repayment of the Amounts advanced to WTRV, Ault will permit the Company to redeem shares of the Company’s Series A Convertible Redeemable Preferred Stock (the “Series A”) held by Ault by dividing the Amounts by the stated value of such shares, or one share of Series A for each $10,833.33 advanced to WTRV. The redemption cannot occur until the previously announced spin-offs by the Company of shares of common stock of WTRV and Wolf Energy Services Inc. occur which would permit Ault to receive its full dividends thereunder.

18. STOCKHOLDERS’ DEFICIT

BitNile Metaverse Preferred Stock

As of March 31, 2022, there were no shares of any series of preferred stock issued and outstanding. On June 8, 2022, as noted in Note 17, “Preferred Stock”, the Company issued 1,200 shares of Series A, and as of June 30, 2023 and March 31, 2023, there are 882 shares of preferred stock issued and outstanding.

As of June 30, 2023 and March 31, 2023, the Company has issued Series B and Series C as noted in Note 17 and has 8,637.5 and 1,362.5 shares of Series B and C, respectively, outstanding, which were issued March 7, 2023.

BitNile Metaverse Common Stock

The Company is authorized to issue 3,333,333 shares of common stock, par value $0.001 which followed stockholder approval on September 9, 2022. On May 4, 2023, the Company amended its Articles of Incorporation to reflect a 1-for-30 reverse stock split. The Company also reduced its authorized shares on a 1-for-30 basis going from 100,000,000 authorized shares down to 3,333,333 authorized shares. All share and per share figures are reflected on a post-split basis herein.

In the three months ended June 30, 2022, the Company issued 3,429 shares of common stock which were the commitment shares in the AAI transaction as discussed in Note 17.

On January 24, 2023, the Company entered into an At-The-Market (“ATM”) Issuance Sales Agreement (the “Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”), pursuant to which the Company may issue and sell from time to time, through Ascendiant, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), with offering proceeds of up to $3,500,000. The ATM was terminated on June 16, 2023 after having raised approximately $3,500,000.

As of June 30, 2023 there were 163,393 unsold shares of the Company’s common stock being held by a custodian in an account owned by the Company which had not been sold during the ATM offering. It is the Company’s policy not to consider or classify these shares as issued or outstanding as we own and control these shares.

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

The Shares were being offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) on January 24, 2023 and the accompanying base prospectus which is part of the Company’s effective Registration Statement on Form S-3 (File No. 333-249532) (the “Registration Statement”).

In the three months ended June 30, 2023, the Company issued 40,022 shares for payment of a preferred stock dividend of $300,158 and 935,452 shares in the ATM which we received $1,780,440.

As of June 30, 2023 and March 31, 2023, 2,359,306 and 1,383,832 shares of common stock were issued and outstanding, respectively.

Agora Common Stock

Agora is authorized to issue 250,000,000 shares of common stock, par value $0.001. On September 22, 2021, the Company purchased 100 shares of Agora for $10.

On October 1, 2021, the Company purchased 41,671,121 shares of Agora common stock for $4,167,112 which Agora used to purchase equipment to commence the Bitstream operations.

In addition, between October 1 and December 7, 2021, Agora issued 4,600,000 restricted common shares to its management, non-employee directors, employees and advisors. After issuance of these shares, the Company controls approximately 90% of Agora. The future stock-based compensation related to these shares that will be measured consists of $12,166,680 over a three-year period in service-based grants ($9,611,145 in year one, $1,861,096 in year two, and $694,436 in year 3) and $10,833,320 in performance-based grants ($5,416,660 for the deployment of 20 MW in the State of Texas, and $5,416,660 for the deployment of 40 MW in the State of Texas) for a total of $23,000,000. These restricted common shares were measured pursuant to ASC 718-10-50 at an estimated value per share of $5.00 and consist of both service-based and performance-based criteria.

On August 7, 2022, Agora issued 400,000 shares of common stock to its management, non-employee directors, employees and advisors. After issuance of these shares, the Company controlled approximately 89% of Agora. The future stock-based compensation related to these shares that will be measured consists of $2,000,000 ranging from immediate vesting through the three-year anniversary in service-based grants. These restricted common shares were measured pursuant to ASC 718-10-50 at an estimated value per share of $5.00 and consist of service-based criteria only.

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

The Company recognized $630,206 and $5,215,287 in stock-based compensation for the three months ended June 30, 2023 and 2022, respectively. The unrecognized stock-based compensation expense as of June 30, 2023 is $8,333,320 in performance based grants and $1,721,312 in service based grants for a total of $10,054,632.

The Company accounts for stock-based payments in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). During the year ended March 31, 2022, in addition to the value measured by the 4,600,000 restricted stock grants, stock-based compensation consists primarily of restricted stock units granted to a Company employee while employed by the Company. The Company measures compensation expense for restricted stock units based on the fair value of the award on the date of grant. The grant date fair value is based on the closing market price of the Company’s common stock on the date of grant.

Share-based Compensation Expense

Share-based compensation for employees is included in salaries and salary related costs and directors and services are included in professional fees and consulting in the consolidated statement of operations for the three months ended June 30, 2023 and 2022.

Share-based compensation for the three months ended June 30, 2023 and 2022 for stock options and restricted stock units granted under the 2013 Incentive Stock Plan and 2017 Omnibus Incentive Stock Plan and non-qualified stock options were $258,655 and $182,561, respectively.

There is $438,231 in share-based compensation accrued as of June 30, 2023 for BitNile Metaverse and $237,499 accrued in Agora for a total of $675,730.

19. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are presently involved in the following legal proceedings. To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●	On August 1, 2018, BitNile Metaverse and Zest Labs filed a complaint against Walmart Inc. in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded BitNile Metaverse and Zest Labs a total of $115 million in damages (subsequently reduced to $110 million) which includes $65 million in compensatory damages (subsequently reduced to $60 million) and $50 million in punitive damages and found Walmart Inc. liable on three claims. The federal jury found that Walmart Inc. misappropriated Zest Labs’ trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest Labs’ trade secrets. We expect Walmart to continue to vigorously defend the litigation and to oppose the verdict in post-trial motions and an appeal. BitNile Metaverse has filed post-trial motions to add an award for its attorneys’ fees as the prevailing party in the litigation. In addition to other post-trial motions, Walmart, Inc. has filed a renewed motion for judgment as a matter of law or, in the alternative, for remittitur or a new trial. As of the date of this Report, the court has allowed post-trial discovery but has not ruled on the motion for new trial.

●	On April 22, 2022, BitStream Mining and BitNile Metaverse were sued in Travis County, Texas District Court (Docket #79176-0002) by Print Crypto Inc. in the amount of $256,733.28 for failure to pay for equipment purchased to operate BitStream Mining’s Bitcoin mining operation. The defendants intend to vigorously defend themselves and have filed counterclaims in the 353rd Judicial District in Travis County, Texas on May 6, 2022 for fraudulent inducement, breach of contract, and for payment of attorney’s fees and costs. BitNile Metaverse provided additional documents to our attorneys on October 7, 2022, and there is no update since then. The Company has accrued the full amount of the claim in its condensed consolidated financial statements as of June 30, 2023.

●	On July 15, 2022, BitStream Mining and two of their Management were parties to a petition filed in Ward County District Court by 1155 Distributor Partners-Austin, LLC d/b/a Lonestar Electric Supply in the amount of $414,026.83 for failure to pay for equipment purchased to operate the Company’s Bitcoin mining operation. The Company filed a petition to remove one of its Management from the claim in December 2022, and there is no update since then. The Company has accrued the full amount of the claim in its condensed consolidated financial statements as of June 30, 2023.

●	On October 17, 2022, BitStream Mining was a party to a petition filed in Ward County District Court by VA Electrical Contractors, LLC in the amount of $1,666,187.18 for failure to pay for equipment purchased to operate the Company’s Bitcoin mining operation. The Company’s registered agent was served with this lawsuit on January 3, 2023, the Company answered the claim in January, and is in process of supplying documents for discovery. The Company has accrued the full amount of the claim in its consolidated financial statements as of June 30, 2023.

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

In the letter, the Company was provided 45 calendar days from the date of the letter, or until February 10, 2023, to submit a plan to regain compliance with the referenced Listing Rules, and if such plan is accepted by Nasdaq, the Company can receive an extension of up to 180 calendar days from the date of the letter to evidence compliance. However, if the Company’s plan is not accepted by Nasdaq, or is not sufficiently executed to regain compliance and remedy the matters set forth in the letter, the Company’s Common Stock will be subject to delisting. In connection with the letter the Company was also requested to furnish Nasdaq with certain documents and information related to its sale of WTRV.

In connection with the December 27th letter, the Company was also requested to provide certain documents and information related to its sale of WTRV, including as it pertains to the $30,000,000 in preferred stock value being carried on the Company’s balance sheet as consideration for the sale of the entity. According to the correspondence, the request was made under Listing Rule 5250 which provides that a listed company will provide Nasdaq with requested information deemed necessary to make a determination regarding such company’s continued listing.

Further, on December 30, 2022, the Company received another letter from the Nasdaq notifying the Company of its noncompliance with Listing Rule 5550(a)(2) by failing to maintain a minimum bid price for its Common Stock of at least $1.00 per share for 30 consecutive business days and providing the Company with a 180 calendar day grace period to regain compliance with the Listing Rule 5550(a)(2), subject to a potential 180 calendar day extension, as described below. To regain compliance, the Company’s Common Stock must have a minimum closing bid price of at least $1.00 per share for at least 10 consecutive business days within the grace period which ended on June 28, 2023. To qualify for the additional grace period, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second grace period, by effecting a reverse stock split if necessary, which would also require stockholder approval unless completed with a proportionate reduction in our authorized Common Stock under our Articles of Incorporation.

On January 26, 2023, Nasdaq sent an email to the Company raising 13 questions concerning the WTRV transaction, WTRV’s business, seeking verification that the Company had in fact transferred $3 million to WTRV last July and questioning the time allocations of the two senior executive officers of the Company and WTRV, among other things. The Company responded on February 15.

The Company provided responses to Nasdaq on January 11, 2023, February 10, 2023 and February 15, 2023.

If our Common Stock is delisted from Nasdaq, we could face significant material adverse consequences, including:

●	it may adversely affect the Company’s ability to raise capital which it needs to stay operational;

●	a limited availability of market quotations for our Common Stock;

●	reduced liquidity with respect to our Common Stock;

●	a determination that our shares of Common Stock are a “penny stock” which will require broker-dealers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock; and

●	being in default under the transaction documents entered into with the investors in the April 27, 2023 financing.

If we are unable to rectify any of the above-described Nasdaq issues, for failure to timely obtain stockholder approval, a delisting will subject us and our stockholders to the above and other adverse consequences and could also delay us from effecting the announced spin-offs of common stock of WTRV and Wolf Energy certain entities as described elsewhere in this Report. See “Risk Factors” contained elsewhere in this Report.

On June 21, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq (the “Letter”) notifying the Company that the Staff has determined that the Company has violated Nasdaq’s voting rights rule set forth in Listing Rule 5640 (the “Voting Rights Rule”). The alleged violation of the Voting Rights Rule relates to the issuance of (i) 8,637.5 shares of the Series B, and (ii) 1,362.5 shares of the Series C in connection with the acquisition of BNC as well as the securities of Earnity, Inc. beneficially owned by BNC (collectively, the “Assets”) pursuant to the SEA by and among the Company, AAI and the minority stockholders of BNC, which was previously disclosed on Current Reports on Form 8-K filed by the Company on February 14, 2023 and March 10, 2023. The Series B and C Preferred Stock has a collective stated value of $100,000,000 (the “Stated Value”), and votes on an as-converted basis, representing approximately 92.4% of the Company’s outstanding voting power on a fully diluted basis at the time of issuance.

According to the Letter, because the Preferred Stock was not issued for cash, the Staff compared the value of the Assets to the Stated Value and determined that the value of the Assets was less than the Stated Value and that the voting rights attributable to the Series B and C Preferred Stock has the effect of disparately reducing the voting rights of the Company’s existing shareholders. The Staff looked at the total assets and stockholders’ equity of BNC as of March 5, 2023, as well as the market capitalization of AAI prior to entering into the Agreement and immediately after closing of the transaction in determining, in Staff’s opinion, the value of the Assets. The Letter did not make any reference to the projections prepared by AAI as to the future potential of the business of BNC nor to the independent valuation obtained by the Company prior to closing of the transaction, which supported the Stated Value of the Preferred Stock for the total value of the Assets, both of which the Company provided to the Staff prior to receipt of the Letter.

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

According to the Letter, the Company has 45 calendar days from the date of the Letter, or until August 7, 2023, to submit a plan to regain compliance with the Voting Rights Rule, and if such plan is accepted by Nasdaq, the Company can receive an extension of up to 180 calendar days from the date of the Letter to evidence compliance. However, if the Company’s plan is not accepted by Nasdaq, the Company’s common stock will be subject to delisting. The Company would have the right to appeal that decision to a hearings panel. On July 28, 2023, the Company responded and submitted a plan to regain compliance with the Voting Rights Rule.

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

On May 26, 2023, the Company received a letter from Nasdaq stating that the Company’s bid price deficiency had been cured.

ELOC

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

Non-cancelable Obligations

In the course of our gaming business in association with our Platform, the Company enters into non-cancelable obligations with certain parties to purchase services, such as technology and the hosting of our metaverse platform. As of June 30, 2023 the Company had outstanding non-cancelable purchase obligations with terms of one year or longer aggregating $4,000,000 and obligations with terms less than one year of $2,000,000.

20. FAIR VALUE MEASUREMENTS

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

Financial instruments consist principally of cash, prepaid expenses, other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the three months ended June 30, 2023 and 2022. The recorded values of all other financial instruments approximate its current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The Company records the fair value of the of the warrant derivative liabilities disclosed in accordance with ASC 815, Derivatives and Hedging. The fair values of the derivatives were calculated using the Black-Scholes Model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in other income (expense) in the condensed consolidated statement of operations. The following table presents assets and liabilities that are measured and recognized at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Total Gains and (Losses)
June 30, 2023
Warrant derivative liabilities	$-	$-	$2,138,671	$2,197,348
Convertible note	-	-	323,085	1,029,237
Preferred stock derivative liabilities	-	-	756,992	17,893,969
Investment – WTRV	-	-	9,224,785	-

March 31, 2023
Warrant derivative liabilities	-	$-	$6,264	$4,312,366
Preferred stock derivative liabilities	-	-	19,855,962	28,611,760
Bitcoin	-	-	-	(9,122)
Investment – WTRV	-	-	9,224,785	(20,775,215)

The table below shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended June 30, 2023:

Beginning balance as of March 31, 2023	$(10,637,441)
Issuance – convertible notes with warrants	(5,682,077)
Net change in unrealized (depreciation) appreciation included in earnings	21,120,554
Ending balance as of June 30, 2023	$4,801,036

The balances in the derivative liabilities are net of $1,840,000 which is related to Series A preferred shares to be redeemed.

21. LEASES

As of June 30, 2023, the value of the unamortized lease right of use asset is $307,913 (through maturity at October 31, 2026). As of June 30, 2023, the Company’s lease liability was $315,292.

Maturity of lease liability for the operating leases for the period ended June 30,

2024	$113,356
2025	96,157
2026	99,042
2027	33,338
Imputed interest	(26,601)
Total lease liability	$315,292
Current portion	$100,142
Non-current portion	$215,150

Amortization of the right of use asset for the period ended June 30,

2024	$101,140
2025	$85,565
2026	$90,101
2027	$31,107
Total	$307,913

Total Lease Cost

Operating lease expenses for the three months ended both June 30, 2023 and 2022 were $35,588.

22. RELATED PARTY TRANSACTIONS

In connection with the hospitality services we offer, the Company and certain customers enter into separate arrangements with respect to sponsorships we provide in addition to a number of ongoing commercial relationships, including license Agreements.

See Note 8 for the investment in WTRV and Note 17 for the preferred stock issued in the year ended March 31, 2023 with a significant shareholder. Our Chief Executive Officer and Chief Financial Officer hold similar positions in WTRV.

In the three month period ended June 30, 2023 the Company was advanced an additional $781,898 from AAI. As of June 30, 2023 $6,564,541 remains outstanding.

Revenues and Accounts Receivable

We had related party hospitality service sales of $41,150 and $0 as of the three month period ended June 30, 2023 and 2022, respectively.

Allocation of General Corporate Expenses

AAI provides use of certain assets, human resources and other executive services to the Company. The accompanying financial statements include allocations of these expenses. The allocation method calculates the appropriate share of costs to the Company by using the percentage of time spent working on and building the Company’s business. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. AAI allocated $888,267 and $0 of costs for the three months ended June 30, 2023 and 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2023.

Overview

On March 15, 2023, Ecoark Holdings Inc. changed its name to BitNile Metaverse Inc. (“BitNile Metaverse” or the “Company”) and is a holding company incorporated in the State of Nevada on November 19, 2007. On February 8, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) by and among Ault Alliance, Inc. (“AAI”), the owner of approximately 86% of BNC, Inc. (“BNC”), a significant shareholder of the Company, and the minority stockholders of BNC (the “Minority Shareholders”). The SEA provides that, subject to the terms and conditions set forth therein, the Company will acquire all of the outstanding shares of capital stock of BNC as well as the common stock of Earnity, Inc. beneficially owned by BNC (which represents approximately 19.9% of the outstanding common stock of Earnity, Inc. as of the date of the SEA), in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of the Company to be issued to Ault (the “Series B”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of the Company to be issued to the Minority Shareholders (the “Series C,” and together with the Series B, the “Preferred Stock”). The Series B and the Series C, the terms of which are summarized in more detail below, each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of $100,000,000, and subject to adjustment are convertible into a total of up to 13,333,333 shares of the Company’s common stock, which represent approximately 92.4% of the Company outstanding common stock on a fully diluted basis. The Company has independently valued the Series B and Series C as of the date of acquisition. The combined value of the shares issued to Ault was $53,913,000 using a blended fair value of the discounted cash flow method and option pricing method. See Note 5 for the details on the asset purchase as BNC did not meet the accounting definition of a business and Note 17 for details on the Series B and C Preferred Stock.

Through June 30, 2023, the Company’s former wholly owned subsidiaries with the exception of Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) and Zest Labs, Inc. (“Zest Labs”) have been treated for accounting purposes as divested. Please refer to our Annual Report for the year ended March 31, 2023 (“2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on July 14, 2023 for details on all of our prior subsidiaries that were divested in the year ended March 31, 2023 and an overview of the business conducted in those subsidiaries. This report includes only those subsidiaries as of June 30, 2023. The comparative financial statements for the three months ended June 30, 2022 reflect the operations of those subsidiaries that were sold during the year ended March 31, 2022 as discontinued operations in the condensed consolidated statements of operations and as assets and liabilities of discontinued operations on the condensed consolidated balance sheets.

The Metaverse represents groundbreaking development in the online metaverse landscape, offering immersive, interconnected digital experiences that are inclusive, engaging, and dynamic. By integrating various elements such as virtual markets, real world goods marketplaces and VIP experiences, gaming, social activities, sweepstakes, gambling, and more, the Company aims to revolutionize the way people interact online. The Company’s rapidly growing virtual world, BNC (the “Platform”) is accessible via any device using any web browser, without requiring permissions, downloads, or apps, and the Platform can be enjoyed without the need for bulky and costly virtual reality headsets.

Our games operate on a free-to-play model, whereby game players may collect coins free of charge through the passage of time and if a game player wishes to obtain coins above and beyond the level of free coins available to that player, the player may purchase additional coin packages (“Freemium” gaming model). Once obtained, Nile Tokens (“NT”) and Nile Coins (“NC”), (either free or purchased) cannot be redeemed for cash nor exchanged for anything outside of the Metaverse. When coins are used and played in the games, the game player could “win” and would be awarded additional coins or could “lose” and lose the future use of those coins. We have concluded that the coins represent both consumable goods and durables, because 1) the game player does not receive any additional benefit from the game and is not entitled to any additional rights once the coins are consumed and 2) because once coins are used for the purchase of durable goods, those goods will continue to benefit the player throughout their gaming life cycle.

Our Hospitality services currently consists of catering services provided to groups at certain social functions and sporting events. We also sell real world VIP experiences and one-of-a-kind products.

The Company’s metaverse business strategy revolves around creating a seamless, all-encompassing Platform that caters to various user needs and interests. The Platform’s strategic pillars include:

●	Leveraging cutting-edge technology to offer a user-friendly, browser-based platform compatible with VR headsets and other modern devices;

●	Providing a diverse range of products and real world VIP experiences that cater to users with different interests and preferences;

●	Fostering global connections and a sense of community among users, encouraging socialization and collaboration; and

●	Ensuring continuous innovation to stay ahead of industry trends and customer expectations.

The Company targets a broad audience, including:

●	Tech-savvy individuals seeking immersive digital experiences;

●	Gamers of all skill levels interested in a diverse array of gaming options;

●	Collectors and traders of digital assets, such as virtual real estate, digital art, and unique collectibles;

●	Shoppers seeking a convenient, intuitive platform for purchasing real world goods; and

●	Users seeking social interaction and global connectivity in a virtual environment.

The Company offers an extensive range of products and experiences, including:

●	Virtual markets: Sales of digital assets the Company as well as third party vendors like virtual real estate, digital art, user customizations, and unique collectibles;

●	Real world goods marketplaces: A platform for shopping a diverse range of real world products and VIP experiences;

●	Gaming: a selection of gaming options, including participation in games, sweepstakes, and social gaming experiences;

●	Sweepstakes gaming: A dedicated gaming zone for sweepstakes gaming, offering opportunities to win virtual and real money;

●	Contests of skill: competitions where users can showcase their talents and win prizes;

●	Building private spaces: A feature allowing users to construct and customize their dream homes or private spaces;

●	Social hubs for users to interact with individuals from around the world; and

●	Unique virtual and real world experiences, such as live and virtual concerts, conferences, and other events.

The metaverse industry is experiencing rapid growth and expansion, driven by advancements in technology, increased interest in virtual experiences, and the rise of digital economies. Key trends include:

●	The integration of virtual and physical worlds;

●	The emergence of virtual economies and markets; and

●	The growing importance of socialization and community-building in digital spaces.

Competition

The Company faces competition from existing metaverse platforms and new entrants. Key competitors include:

●	Established metaverse platforms, such as Decentraland, The Sandbox, and Second Life, as well as companies that focus on development of metaverse tools and platforms such as META;

●	Gaming-focused platforms, like Fortnite and Roblox; and

●	Social media platforms that integrate metaverse elements, such as Facebook’s Horizon Workrooms.

Regulatory Environment

The Company operates within a complex and evolving regulatory landscape, with key considerations including:

●	Data privacy and protection regulations, such as GDPR and CCPA;

●	Compliance with gaming and gambling regulations in various jurisdictions; and

●	Intellectual property rights and digital asset ownership.

Recent Developments

During the current fiscal year ending March 31, 2024, the Company engaged in the following transactions:

●	The Company raised approximately $3,500,000 in an At-the-Market capital raise during the fourth fiscal quarter of the year ended March 31, 2023 and the three months ended June 30, 2023. The ATM was terminated on June 16, 2023 after having raised approximately $3,500,000.

●	On April 27, 2023, the Company closed a $6,875,000 senior secured convertible promissory note (see Note 14), and with the senior secured convertible note, the Company granted the noteholders 2,728,175 warrants that expire five years from the issuance date and have a strike price of $3.28. The warrants due contain a rachet provision which the Company has determined meets the criteria for treatment as a derivative liability. The Company recorded a discount on the convertible note of $4,329,755 which represents the derivative liability at inception of the warrants. The fair value of the warrants was estimated to be $2,138,542 as of June 30, 2023.

●	On May 4, 2023, the Company amended their Certificate of Incorporation for a 1-for-30 reverse stock split. The Company also reduced their authorized shares on a 1-for-30 basis going from 100,000,000 authorized shares down to 3,333,333 authorized shares. The Company has reflected this reverse split retroactively in their condensed consolidated financial statements pursuant to SAB Topic 4C.

●	On May 8, 2023, the Company received a letter from the Listing Qualifications staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Staff has determined to delist the Company’s common stock, par value $0.001 per share (the “Common Stock”) from The Nasdaq Capital Market, effective May 17, 2023, pursuant to Listing Rule 5810(c)(3)(A)(iii), as the Company’s common stock traded below $0.10 per share for 10 consecutive trading days. On May 12, 2023, the Company issued a press release announcing a 1-for-30 reverse stock split of its outstanding common stock which will be effective for trading purposes as of the commencement of trading on May 15, 2023. On May 26, 2023, the Company received a letter from Nasdaq stating that the Company’s bid price deficiency had been cured.

●	On May 15, 2023, Agora and Trend Ventures, LP entered into a First Amendment of Senior Secured Promissory Note (“First Amendment”), to amend the $4,250,000 senior secured promissory note entered into June 16, 2022. The First Amendment amended the following clauses of the original note: (a) the principal amount was amended from $4,250,000 to $4,443,869.86, which includes all of the accrued interest through May 15, 2023; (b) the maturity date was amended from June 16, 2025 to May 15, 2025; and (c) the interest rate shall remain at 5%, and any additional accrued interest under the Default Rate shall be mutually waived by both parties. No payments on either principal or interest shall be due until the new maturity date. As of June 30, 2023, the Company has established a full reserve for the principal and accrued interest receivable.

●	On June 5, 2023, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with Arena Business Results, LLC (“Arena”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Arena to purchase up to an aggregate of $100,000,000 of shares of our common stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement (as defined in the ELOC Purchase Agreement), we have the right to present Arena with an advance notice (each, an “Advance Notice”) directing Arena to purchase any amount up to the Maximum Advance Amount.

●	On June 21, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that the Staff has determined that the Company has violated Nasdaq’s voting rights rule set forth in Listing Rule 5640 (the “Voting Rights Rule”). The alleged violation of the Voting Rights Rule relates to the issuance of (i) 8,637.5 shares of the Series B, and (ii) 1,362.5 shares of the Series C in connection with the acquisition of BNC as well as the securities of Earnity, Inc. beneficially owned by (collectively, the “Assets”) pursuant to the SEA by and among the Company, AAI and the minority stockholders of BNC, which was previously disclosed on Current Reports on Form 8-K filed by the Company on February 14, 2023 and March 10, 2023. The Series B and C Preferred Stock has a collective stated value of $100,000,000 (the “Stated Value”), and votes on an as-converted basis, representing approximately 92.4% of the Company’s outstanding voting power on a fully diluted basis at the time of issuance.

According to the Letter, because the Preferred Stock was not issued for cash, the Staff compared the value of the Assets to the Stated Value and determined that the value of the Assets was less than the Stated Value and that the voting rights attributable to the Series B and C Preferred Stock has the effect of disparately reducing the voting rights of the Company’s existing shareholders. The Staff looked at the total assets and stockholders’ equity of BNC as of March 5, 2023, as well as the market capitalization of AAI prior to entering into the Agreement and immediately after closing of the transaction in determining, in Staff’s opinion, the value of the Assets. The Letter did not make any reference to the projections prepared by AAI as to the future potential of the business of BNC nor to the independent valuation obtained by the Company prior to closing of the transaction, which supported the Stated Value of the Preferred Stock for the total value of the Assets, both of which the Company provided to the Staff prior to receipt of the Letter.

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

According to the Letter, the Company has 45 calendar days from the date of the Letter, or until August 7, 2023, to submit a plan to regain compliance with the Voting Rights Rule, and if such plan is accepted by Nasdaq, the Company can receive an extension of up to 180 calendar days from the date of the Letter to evidence compliance. However, if the Company’s plan is not accepted by Nasdaq, the Company’s common stock will be subject to delisting. The Company would have the right to appeal that decision to a hearings panel. On July 28, 2023, the Company responded and submitted a plan to regain compliance with the Voting Rights Rule.

Segment Reporting for the Three Months Ended June 30, 2023 and 2022

As a result of the sales of WTRV and Banner Midstream, and the immaterial nature of the operations of Zest Labs, the Company no longer segregates its operations as most of the continuing operations are related to Agora.

Results of Operations

The discussion of our results of operations should be evaluated considering that our primary subsidiaries were sold in the year ended March 31, 2023 and their results of operations are now treated as discontinued operations. Accordingly, period to period comparisons may not be meaningful.

Continuing Operations For the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022	Change ($)	Change (%)
Hospitality and VIP experience revenue	$45,150	$-	$45,150	100%
Cost of revenue	86,300	93,862	(7,562)	-8%
Gross loss	(41,150)	(93,862)	52,712	56%

Operating expenses:
Depreciation, amortization and impairment	136,882	45,097	91,785	204%
Bad debt	53,415	-	53,415	100%
Selling, general and administration	10,160,441	1,688,064	8,472,377	502%
Salaries and professional consulting fees	1,841,711	6,542,948	(4,701,237)	-72%
Total operating expenses	12,192,449	8,276,109	3,916,340	47%
Operating loss	(12,233,599)	(8,369,971)	(3,863,628)	46%
Other income (expense)
Change in fair value of warrant derivative liabilities	2,197,348	(393,532)	2,590,880	-658%
Change in fair value of preferred stock derivative liabilities	17,893,969	-	17,893,969	100%
Change in fair value of convertible note derivative liability	1,029,237	-	1,029,237	100%
Derivative expense	(182,077)	-	(182,077)	100%
Amortization of original issue discount	(241,096)	-	(241,096)	100%
Dividend expense	(1,597,222)	-	(1,597,222)	100%
Interest expense, net of interest income	(262,535)	(36,828)	(225,707)	613%
Total other income (expense)	18,837,624	(430,360)	19,267,894	4848%
Income (loss) from continuing operations before discontinued operations	6,604,025	(8,800,331)	15,404,356	193%
Discontinued operations
Loss from discontinued operations	(1,143,303)	(2,635,818)
Gain on disposal of discontinued operations	-	711,505
Total loss discontinued operations	(1,143,303)	(1,924,313)
Net income (loss)	$5,460,722	$(10,724,644)

Revenue and Gross Loss

During the three-month period ended June 30, 2023, we had increased revenues of $45,150 and decreased gross loss of $52,712 compared to the three month period ended June 30, 2022, primarily due to hospitality and VIP experience sales that began in the three month period ended June 30, 2023. Additionally, the Company ceased its Bitcoin mining in the year ended March 31, 2023.

Operating Loss and Operating Expenses

During the three months ended June 30, 2023, our operating loss increased by $3,863,628 compared to the three-month period ended June 30, 2022, primarily due to increased advertising and hospitality expenses, platform hosting fees and travel expenses of approximately $7 million, $1 million and $1 million, respectively. These increased expenses were partially offset by decreased salaries and professional fees of approximately $5 million.

Income (Loss) from Continuing Operations

The Company had increased income from operations for the period of approximately $15.4 million due to the gain of $19.3 million of other income and (expenses) primarily due to a gain in the fair value of derivative liabilities and derivative income of approximately $21 million in 2023, partially offset by the increase of our operating loss of approximately $4 million.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable and accounts payable and capital expenditures.

Net cash used in operating activities of continuing operations was approximately $8 million for the three month period ended June 30, 2023, as compared to approximately $4 million in the prior year period. The $4 million increase in the current period was primarily due to the change in the fair value of derivative liabilities of approximately $21 million and decreased common shares issued for services of approximately $5 million partially offset by decreased accounts payable of approximately $4 million.

Net cash provided by investing activities decreased due to no cash being provided in the current year period by discontinued operations.

Net cash provided by financing activities decreased by approximately $5 million primarily due to no proceeds from the sale of preferred stock which was $12 million in the prior year period partially offset by proceeds from the convertible note of approximately $5 million coupled with the proceeds related to the ATM of approximately $2 million.

As of June 30, 2023, the Company has $2,005 in cash and cash equivalents. The Company believes that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the condensed consolidated financial statements, and it needs to raise capital to support its operations, raising substantial doubt about its ability to continue as a going concern. The Company has recently acquired BNC and has generated nominal revenue as of June 30, 2023. The accompanying financial statements for the three month period ended June 30, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes continued revenue streams and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. In the Company’s fourth fiscal quarter ended March 31, 2023, the Company raised $1,715,439 from the sales of its common stock related to an “At-the-Market” (“ATM”) offering, with an additional approximate $1,800,000 raised in the this first fiscal quarter of 2024. In addition, on April 27, 2023, the Company sold $6.875 million of principal face amount senior secured convertible notes with an original issue discount to sophisticated investors for gross proceeds to the company of $5.5 million. The notes mature on April 27, 2024 and are secured by all of the assets of the Company and certain of its subsidiaries, including BNC. The proceeds received have gone towards working capital until the Company can generate the necessary funds from their operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See “Risk Factors” included in our Annual Report for the year ended March 31, 2023 (“2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on July 14, 2023.

Cautionary Note Regarding Forward Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding closing the SEA with Ault, the potential terms, timing and success of the planned spin-offs by us to our security holders of WTRV’s and Wolf Energy’s common stock, our ability to raise capital, our plans to maintain our Nasdaq listing, the expected changes to Agora’s business, our expectations with respect to future developments in our ongoing litigation, and our liquidity. All statements other than statements of historical fact are “forward-looking statements” including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the possibility that the BNC platform may not create positive operating cash flows, the non-acceptance of such platform by consumers, the acceptance of advertisers and others may not be as expected, the lack of the ability to complete, timelines of our planned spin-offs and any regulatory, registration or other delays and uncertainties due to factors beyond our control, the inability to obtain stockholder approval of (i) the acquisition of BNC and the issuance of more than 19.9% of our common stock to Ault, the potential for a recession which may result, supply chain shortages, any issues which could result in unfavorable outcomes of one or both of our ongoing Zest Labs lawsuits, the outcome of the lawsuits against Agora, and the availability of capital on acceptable terms when needed or at all including all risks relating to the capital markets in general and small public companies in particular. Further information on the risks and uncertainties affecting our business is contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 under Part I. Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, materially different amounts may be reported under different conditions or using assumptions different from those that we have applied. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to valuation of inventories, accruals of certain liabilities including product warranties, and useful lives of assets.

Recently Issued Accounting Pronouncements

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements will not have a significant effect on our financial statements.

Critical Accounting Estimates

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

Recently Issued Accounting Standards

In October 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company does not expect this guidance to have a material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022. Early adoption is permitted. The adoption of ASU 2016-13 beginning April 1, 2023 did not have a material impact on our condensed consolidated financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officers, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon their evaluation, our principal executive officer and our principal financial officer concluded that, solely as a result of the material weaknesses identified by management and described in our 2023 Annual Report, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses identified by management and described in our 2023 Annual Report, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Remediation

Revenue Recognition. We intend on enhancing the design of existing controls and implementing new controls over the review of the application and recording of revenue for customer contracts under the guidance outlined in ASC 606. We also intend on implementing more thorough reviews of contracts by evaluating contractual terms and determining whether certain contracts should be consolidated, involve related parties and the proper timing of revenue recognition. These reviews will include more comprehensive contractual analysis from our legal team while ensuring qualified resources are involved and adequate oversight is performed during the internal technical accounting review process.

Accounts Receivable. We intend on enhancing the design of existing controls and implementing new controls over the processing and review of accounts receivable billings. We plan to supplement our accounting staff with more experienced personnel. We will also evaluate information system capabilities in order to reduce the manual calculations within this business process.

Complex Financial Instruments. We will design and implement controls to properly identify and implement the proper accounting treatment and classifications of our complex financial instruments to ensure our equity accounting and treatment is in accordance with U.S. generally accepted accounting principles. We intend to accomplish this by implementing more thorough reviews of certain details regarding all rights, penalties, record holders and negative covenants of the financial instruments in order to apply the correct accounting guidance (liabilities vs. equity vs. temporary equity).

Fair value estimates. We will design and implement additional control activities to ensure controls related to fair value estimates (including controls that validate the reasonableness, completeness and accuracy of information, data and assumptions), are properly designed, implemented and documented.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting. We will continue to diligently review our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the period covered by this report, there were no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended March 31, 2023.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Investors should review the risk factors described in our Annual Report on Form 10-K for the year ended March 31, 2023. In addition, investors should consider the risk factors described below.

Although we reported net income for the three months ended June 30, 2023, such results are unrelated to our actual performance.

During the first quarter ended June 30, 2023, we reported net operating income from continuing operations of approximately $6.6 million. Investors should consider that the income arose from GAAP which provides that our derivative liabilities operate inversely to our stock price. If our stock price in a given quarter goes down, we recognize non-cash income. Conversely if our stock price goes up, we report a non-cash loss.

There is substantial doubt about our ability to continue as a going concern.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company sold its interests in Banner Midstream in two separate transactions on July 25, 2022 and September 7, 2022. In addition, it sold the non-core business of Trend Discovery on June 17, 2022. The Company expects to distribute the common stock it received (or issuable upon conversion of preferred stock) in the sales to its stockholders upon the effective registration statements for the two entities the companies were sold to. See Note 17, “Preferred Stock” for information on the Company’s recent $12 million convertible preferred stock financing. That financing has restrictive covenants that require approval of the investor for the Company to engage in any equity or debt financing.

The Company believes that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the condensed consolidated financial statements, and it needs to raise capital to support their operations, raising substantial doubt about its ability to continue as a going concern. The Company has recently acquired BNC and generated nominal revenues as of June 30, 2023. The accompanying financial statements for the period ended June 30, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes continued revenue streams and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The Company raised approximately $3,500,000 in an At-the-Market capital raise during the fourth fiscal quarter of the year ended March 31, 2023 and the three months ended June 30, 2023. The ATM was terminated on June 16, 2023 after having raised approximately $3,500,000. In addition, on April 27, 2023, the Company sold $6.875 million of principal face amount senior secured convertible notes with an original issue discount to sophisticated investors for gross proceeds to the company of $5.5 million. The notes mature on April 27, 2024 and are secured by all of the assets of the Company and certain of its subsidiaries, including BNC.

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

In the letter, the Company was provided 45 calendar days from the date of the letter, or until February 10, 2023, to submit a plan to regain compliance with the referenced Listing Rules, and if such plan is accepted by Nasdaq, the Company can receive an extension of up to 180 calendar days from the date of the letter to evidence compliance. However, if the Company’s plan is not accepted by Nasdaq, or is not sufficiently executed to regain compliance and remedy the matters set forth in the letter, the Company’s Common Stock will be subject to delisting. In connection with the letter the Company was also requested to furnish Nasdaq with certain documents and information related to its sale of WTRV.

In connection with the December 27th letter, the Company was also requested to provide certain documents and information related to its sale of WTRV, including as it pertains to the $30,000,000 in preferred stock value being carried on the Company’s balance sheet as consideration for the sale of the entity. According to the correspondence, the request was made under Listing Rule 5250 which provides that a listed company will provide Nasdaq with requested information deemed necessary to make a determination regarding such company’s continued listing.

Further, on December 30, 2022, the Company received another letter from the Nasdaq notifying the Company of its noncompliance with Listing Rule 5550(a)(2) by failing to maintain a minimum bid price for its Common Stock of at least $1.00 per share for 30 consecutive business days and providing the Company with a 180 calendar day grace period to regain compliance with the Listing Rule 5550(a)(2), subject to a potential 180 calendar day extension, as described below. To regain compliance, the Company’s Common Stock must have a minimum closing bid price of at least $1.00 per share for at least 10 consecutive business days within the grace period which ended on June 28, 2023. To qualify for the additional grace period, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second grace period, by effecting a reverse stock split if necessary, which would also require stockholder approval unless completed with a proportionate reduction in our authorized Common Stock under our Articles of Incorporation.

On January 26, 2023, Nasdaq sent an email to the Company raising 13 questions concerning the WTRV transaction, WTRV’s business, seeking verification that the Company had in fact transferred $3 million to WTRV last July and questioning the time allocations of the two senior executive officers of the Company and WTRV, among other things. The Company responded on February 15, 2023.

The Company provided responses to Nasdaq on January 11, 2023, February 10, 2023 and February 15, 2023.

If our Common Stock is delisted from Nasdaq, we could face significant material adverse consequences, including:

●	it may adversely affect the Company’s ability to raise capital which it needs to stay operational;

●	a limited availability of market quotations for our Common Stock;

●	reduced liquidity with respect to our Common Stock;

●	a determination that our shares of Common Stock are a “penny stock” which will require broker-dealers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock; and

●	being in default under the transaction documents entered into with the investors in the April 27, 2023 financing.

If we are unable to rectify any of the above-described Nasdaq issues, for failure to timely obtain stockholder approval, a delisting will subject us and our stockholders to the above and other adverse consequences and could also delay us from effecting the announced spin-offs of common stock of WTRV and Wolf Energy certain entities as described elsewhere in this Report.

On June 21, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that the Staff has determined that the Company has violated Nasdaq’s voting rights rule set forth in Listing Rule 5640 (the “Voting Rights Rule”). The alleged violation of the Voting Rights Rule relates to the issuance of (i) 8,637.5 shares of the Series B, and (ii) 1,362.5 shares of the Series C in connection with the acquisition of BNC as well as the securities of Earnity, Inc. beneficially owned by BNC (collectively, the “Assets”) pursuant to the SEA by and among the Company, AAI and the minority stockholders of BNC, which was previously disclosed on Current Reports on Form 8-K filed by the Company on February 14, 2023 and March 10, 2023. The Series B and C Preferred Stock has a collective stated value of $100,000,000 (the “Stated Value”), and votes on an as-converted basis, representing approximately 92.4% of the Company’s outstanding voting power on a fully diluted basis at the time of issuance.

According to the Letter, because the Preferred Stock was not issued for cash, the Staff compared the value of the Assets to the Stated Value and determined that the value of the Assets was less than the Stated Value and that the voting rights attributable to the Series B and C Preferred Stock has the effect of disparately reducing the voting rights of the Company’s existing shareholders. The Staff looked at the total assets and stockholders’ equity of BNC as of March 5, 2023, as well as the market capitalization of AAI prior to entering into the Agreement and immediately after closing of the transaction in determining, in Staff’s opinion, the value of the Assets. The Letter did not make any reference to the projections prepared by AAI as to the future potential of the business of BNC nor to the independent valuation obtained by the Company prior to closing of the transaction, which supported the Stated Value of the Preferred Stock for the total value of the Assets, both of which the Company provided to the Staff prior to receipt of the Letter.

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

According to the Letter, the Company has 45 calendar days from the date of the Letter, or until August 7, 2023, to submit a plan to regain compliance with the Voting Rights Rule, and if such plan is accepted by Nasdaq, the Company can receive an extension of up to 180 calendar days from the date of the Letter to evidence compliance. However, if the Company’s plan is not accepted by Nasdaq, the Company’s common stock will be subject to delisting. The Company would have the right to appeal that decision to a hearings panel. On July 28th, the Company responded and submitted a plan to regain compliance with the Voting Rights Rule.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation, dated November 20, 2007, as amended. Incorporated by reference to the Current Report on Form 10-Q filed on February 12, 2021 as Exhibit 3.1 thereto.
3.2	Amended and Restated Bylaws effective as of April 24, 2017. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Articles of Incorporation, dated October 8, 2021. Incorporated by reference to the Current Report on Form 8-K filed on October 12, 2021 as Exhibit 3.1 thereto.
3.4	First Amendment to Amended and Restated Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on August 30, 2021 as Exhibit 3.1 thereto.
3.5	Second Amendment to Amended and Restated Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2022 as Exhibit 3.2 thereto.
3.6	Certificate of Designation for Series A Convertible Redeemable Preferred Stock dated June 8, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2022 as Exhibit 3.1 thereto.
3.7

Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock, dated June 22, 2022.  Incorporated by reference to the Current Report on Form 8-K filed on June 27, 2022 as Exhibit 3.1 thereto.

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

3.12	Form of Certificate of Designations of Rights, Preferences and Limitations of Series B Convertible Preferred Stock, dated March 6, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.1 thereto.
3.13	Form of Certificate of Designations of Rights, Preferences and Limitations of Series C Convertible Preferred Stock, dated March 6, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.2 thereto.
3.14	Form of Certificate of Amendment to the Form of Certificate of Designations of Rights, Preferences and Limitations of Series B Convertible Preferred Stock, dated March 7, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.3 thereto.
3.15	Form of Certificate of Amendment to the Form of Certificate of Designations of Rights, Preferences and Limitations of Series C Convertible Preferred Stock, dated March 7, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.4 thereto.
3.16	Articles of Merger, dated March 17, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 21, 2023 as Exhibit 3.1 thereto.
3.17	Certificate of Change, dated May 4, 2023. Incorporated by reference to the Current Report on Form 8-K filed on May 10, 2023 as Exhibit 3.1 thereto.
3.18	Certificate of Amendment to the Certificate of Designation of Rights, Preferences and Limitations of Series A Convertible Redeemable Preferred Stock, dated May 9, 2023. Incorporated by reference to the Current Report on Form 8-K filed on May 10, 2023 as Exhibit 3.2 thereto.

10.1	Letter Agreement dated April 4, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 6, 2023 as Exhibit 10.1 thereto.
10.2	Form of Securities Purchase Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.1 thereto.
10.4	Form of Registration Rights Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.3 thereto.
10.5	Form of AAI Guaranty dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.4 thereto.
10.6	Form of Subsidiary Guaranty dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.5 thereto.
10.7	Form of Voting Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.6 thereto.
10.8	Form of Lockup Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.7 thereto.
10.9	Form of Security Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.2 thereto.
10.10*	Purchase Agreement, dated as of June 5, 2023, between BitNile Metaverse, Inc. and Arena Business Results, LLC. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2023 as Exhibit 10.1 thereto.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at BitNile Metaverse, Inc., 303 Pearl Parkway Suite #200, San Antonio, Texas 78215.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BitNile Metaverse, Inc.

Date: August 21, 2023	By:	/s/ Randy May
Randy May
Chief Executive Officer

Date: August 21, 2023	By:	/s/ Jay Puchir
Jay Puchir
Chief Financial Officer