Form 10-Q
period 2023-09-30
RiskOn International, Inc.
filed 2023-11-20
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-40701

RISKON INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0680177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Pearl Parkway, Suite 200, San Antonio, TX	78215	(800) 762-7293
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ROI	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,555,247 shares of common stock as of November 20, 2023.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management’s expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended March 31, 2023, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of filing of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RISKON INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,554	$66,844
Accounts receivable	63,700	-
Investment - White River Energy Corp. (“WTRV”)	9,224,785	9,224,785
Prepaid expenses and other current assets	449,398	1,210,157
Current assets of discontinued operations held for sale	60,860	1,302,709
TOTAL CURRENT ASSETS	9,800,297	11,804,495

Property and equipment, net	471,329	4,432,403
Intangible assets, net	5,996,372	6,204,339
Right-of-use assets, operating leases	276,136	339,304
Other non-current assets	-	10,905
Non-current assets of discontinued operations/held for sale	259,790	984,071
TOTAL ASSETS	$16,803,924	$23,775,517

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$9,134,059	$6,225,887
Dividends payable	3,150,680	-
Accrued liabilities	2,863,118	1,026,079
Derivative liabilities	2,200,951	19,862,226
Current portion of long-term debt	325,699	323,818
Advances - former parent of Bitnile.com, Inc. (“BNC”)	11,453,163	5,782,643
Current portion of convertible note payable	3,397,567	-
Current portion of lease liability - operating leases	69,073	110,120
Current liabilities of discontinued operations/held for sale	1,750,910	3,569,672
TOTAL CURRENT LIABILITIES	34,345,220	36,900,445

LONG TERM LIABILITIES
Operating lease liability, non-current	215,150	235,856
Long-term debt net of current portion	187,782	205,554
Non-current liabilities of discontinued operations/held for sale	1,108,955	377,786
TOTAL LIABILITIES	35,857,107	37,719,641

SHAREHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A Preferred stock, 882 shares issued and outstanding as of September 30, 2023 and March 31, 2023	-	-
Series B Preferred stock, 8,637.5 shares issued and outstanding as of September 30, 2023 and March 31, 2023	-	-
Series C Preferred stock, 1,362.5 shares issued and outstanding as of September 30, 2023 and March 31, 2023	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized, 2,359,306 and 1,383,832 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	2,359	1,384
Additional paid-in capital	203,752,371	199,062,577
Accumulated deficit	(217,249,742)	(208,677,438)
Total shareholders’ deficit before non-controlling interest	(13,495,012)	(9,613,477)
Non-controlling interest	(5,558,171)	(4,330,647)
TOTAL SHAREHOLDERS’ DEFICIT	(19,053,183)	(13,944,124)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$16,803,924	$23,775,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISKON INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Hospitality and VIP experience revenue	$17,700	$-	$62,850	$-
Gaming revenue	1,500	-	1,500	-
Cost of revenue	28,422	88,212	114,722	182,074
Gross loss	(9,222)	(88,212)	(50,372)	(182,074)

Operating expenses:
Depreciation, amortization and impairment	4,032,157	1,668,555	4,169,039	1,713,651
Bad debt	55,548	-	108,963	-
Selling, general and administration	7,030,891	1,621,728	16,864,801	2,460,929
Salaries and professional consulting fees	2,619,762	3,625,044	4,211,660	9,582,893
Total operating expenses	13,738,358	6,915,327	25,354,463	13,757,473
Operating loss	(13,747,580)	(7,003,539)	(25,404,835)	(13,939,547)
Other income (expense)
Change in fair value of derivative liabilities	1,862,290	3,286,004	22,982,843	2,892,472
Dividend expense	(1,553,458)	-	(3,150,680)	-
Amortization of discounts	(2,161,211)	-	(2,584,384)	-
Loss on disposal of fixed assets	-	(570,772)	-	(570,772)
Interest income (expense), net of interest income	41,499	(281,900)	(221,036)	(318,728)
Total other (expense) income	(1,810,880)	2,433,332	17,026,743	2,002,972
Loss from continuing operations before discontinued operations	(15,558,460)	(4,570,207)	(8,378,092)	(11,936,575)
Discontinued operations
Loss from discontinued operations	(385,242)	(7,629,448)	(2,104,888)	(11,699,050)
Gain (loss) on disposal of discontinued operations	683,152	(12,534,900)	683,152	(11,823,395)
Total gain (loss) discontinued operations	297,910	(20,164,348)	(1,421,736)	(23,522,445)
Net loss	(15,260,550)	(24,734,555)	(9,799,828)	(35,459,020)
Net loss attributable to non-controlling interest	742,645	1,748,947	1,227,524	2,320,208

Net loss to controlling interest	(14,517,905)	(22,985,608)	(8,572,304)	(33,138,812)
Less preferred stock dividends	-	341,325	-	384,476
Net loss to controlling interest of common shareholders	$(14,517,905)	$(23,326,933)	$(8,572,304)	$(33,523,288)

Net loss per share – basic and diluted
Net loss continuing operations	$(6.59)	$(5.07)	$(4.02)	$(13.40)
Net gain (loss) discontinued operations	$0.13	$(22.35)	$(0.68)	$(26.40)
Net loss per share	$(6.47)	$(27.42)	$(4.70)	$(39.80)
Weighted average common shares – basic and diluted	2,359,306	902,115	2,084,672	890,959

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISKON INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	interest	Deficit
Balance, March 31, 2023	1,383,832	$1,384	$199,062,577	$(208,677,438)	$(4,330,647)	$(13,944,124)
Shares issued for cash under at-the-market (“ATM”), net of fees	935,452	935	1,779,505	-	-	1,780,440
Shares issued for preferred stock dividends	40,022	40	300,118	-	-	300,158
Shares issued by Agora Digital Holdings, Inc. (“Agora”) for services rendered, net of amounts prepaid	-	-	630,206	-	-	630,206
Share-based compensation	-	-	258,655	-	-	258,655
Net income	-	-	-	5,945,601	(484,879)	5,460,722
Balance, June 30, 2023	2,359,306	2,359	202,031,061	(202,731,837)	(4,815,526)	(5,513,943)
Shares issued by Agora for services rendered, net of amounts prepaid	-	-	1,721,310	-	-	1,721,310
Net loss for the period	-	-	-	(14,517,905)	(742,645)	(15,260,550)
Balance, September 30, 2023	2,359,306	$2,359	$203,752,371	$(217,249,742)	$(5,558,171)	$(19,053,183)

	Common Stock		Additional Paid in	Accumulated	Treasury	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	interest	Deficit
Balance, March 31, 2022	878,803	$879	$183,246,061	$(158,868,204)	$(1,670,575)	$(599,058)	$22,134,588
Shares issued for commitment for preferred stock offering, net of expenses	3,429	3	193,413	-	-	-	193,416
Shares issued by Agora for services rendered, net of amounts prepaid	-	-	5,215,287	-	-	-	5,215,287
Share-based compensation	-	-	182,561	-	-	-	182,561
Net loss	-	-	-	(10,153,204)	-	(571,261)	(10,724,465)
Preferred dividends	-	-	-	(43,151)	-	-	(43,151)
Balance, June 30, 2022	882,232	882	188,862,807	(169,064,559)	(1,670,575)	(1,170,319)	16,958,236
Shares issued in conversion of preferred stock to common stock	42,540	43	2,636,761	-	-	-	2,636,804
Shares issued in settlement	14,430	14	(625,589)	-	1,670,575	-	1,045,000
Shares issued by Agora for services rendered, net of amounts prepaid	-	-	2,956,922	-	-	-	2,956,922
Share-based compensation			160,040				160,040
Disposal of subsidiaries in reverse merger transactions	-	-	-	28,871,171	-	532,949	29,404,120
Net loss	-	-	-	(22,985,608)	-	(1,748,947)	(24,734,555)
Preferred stock dividends	-	-	-	(341,325)	-	-	(341,325)
Balance, September 30, 2022	939,202	$939	$193,990,941	$(163,520,321)	$-	$(2,386,317)	$28,085,242

The accompanying notes are an integral part of these unauditodensed consolidated financial statements.

RISKON INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
Cash flows from operating activities:	2023	2022
Net loss	$(8,572,304)	$(33,523,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in non-controlling interest	(1,227,524)	(2,320,208)
Amortization of discount	2,584,384	41,086
Depreciation, amortization and impairment	4,169,039	1,713,651
Legal costs for ATM facility	110,000	-
Share-based compensation	258,655	342,601
(Gain) loss on disposal of Zest Labs, Inc. (“Zest Labs”) and other fixed assets	(683,152)	570,772
Loss on disposal of WTRV and Banner Midstream Corp. (“Banner Midstream”)	-	12,534,900
Gain on disposal of Trend Discovery Holdings, LLC (“Trend Discovery”)	-	(711,505)
Common shares issued for services	-	1,045,000
Development expenses reduced from refund of power development costs	-	155,292
Change in fair value of derivative liabilities	(22,982,843)	(2,892,472)
Shares issued for preferred dividend	300,158	-
Common stock issued for services - Agora	2,351,518	8,172,208
Commitment fees on long-term debt	-	17,681
Changes in operating assets and liabilities
Accounts receivable	(63,700)	-
Prepaid expenses and other current assets	774,119	111,050
Accrued interest receivable	-	(61,979)
Amortization of right of use asset - operating leases	63,168	60,187
Accounts payable	2,375,644	631,723
Accrued expenses	1,751,903	616,521
Dividends payable	3,150,680	-
Operating lease	(61,753)	(57,440)
Total adjustments	(7,129,704)	19,969,068
Net cash used in operating activities of continued operations	(15,702,008)	(13,554,220)
Net cash provided by discontinued operations	2,176,649	2,544,857
Net cash used in operating activities	(13,525,359)	(11,009,363)
Cash flows from investing activities:
Proceeds from the sale of power development costs	-	844,708
Purchase of fixed assets	-	(40,074)
Net cash provided by investing activities of continuing operations	-	804,634
Net cash used in investing activities of discontinued operations	-	(664,902)
Net cash provided by investing activities	-	139,732
Cash flows from financing activities:
Proceeds from former parent of BNC	7,510,520	-
Redemption of preferred stock	(1,205,000)	-
Proceeds from note - related party	-	616,000
Payments on note - related party	-	(616,000)
Payments of long-term debt	(15,891)	(716,644)
Proceeds from long-term debt	-	487,500
Proceeds from the sale of common stock under ATM, net	1,780,440	-
Proceeds from convertible note	5,390,000	-
Proceeds from the sale of preferred stock	-	12,000,000
Net cash provided by financing activities of continuing operations	13,460,069	11,770,856
Net cash used in financing activities of discontinued operations	-	-
Net cash provided by financing activities	13,460,069	11,770,856
Net (decrease) increase in cash and cash equivalents	(65,290)	901,225
Cash at beginning of period	66,844	85,073
Cash at end of period	$1,554	$986,298

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$8,018	$11,173
SUMMARY OF NON-CASH ACTIVITIES
Issuance costs on mezzanine equity	$-	$193,416
Reclassification of convertible notes and warrants to derivative liability	$4,686,817	$-
Non-controlling interest recorded in consolidation of Enviro Technologies US, Inc.	$-	$532,949
Preferred shares converted into common stock	$-	$2,636,827

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISKON INTERNATIONAL, INC. AND SUBSIDIAIRES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

(UNAUDITED)

1. DESCRIPTION OF BUSINESS

Overview

On March 15, 2023, Ecoark Holdings Inc. changed its name to BitNile Metaverse Inc. and subsequently on November 1, 2023, it changed its name to RiskOn International, Inc (“ROI” or the “Company”). The Company is a holding company, incorporated in the State of Nevada on November 19, 2007. On February 8, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) by and among Ault Alliance, Inc. (“AAI”), the former owner of 100% of BNC and a significant shareholder of the Company, and the minority shareholders of BNC (the “Minority Shareholders”). BNC was transferred to the Company upon the closing of the SEA. The SEA provides that, subject to the terms and conditions set forth therein, the Company will acquire all of the outstanding shares of capital stock of BNC as well as the securities of Earnity, Inc. (“Earnity”) beneficially owned by BNC (which represents approximately 19.9% of the outstanding common stock of Earnity as of the date of the SEA), in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of the Company to be issued to AAI (the “Series B”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of the Company to be issued to the Minority Shareholders (the “Series C,” and together with the Series B, the “Preferred Stock”). The Series B and the Series C, the terms of which are summarized in more detail below, each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of $100,000,000, and subject to adjustment are convertible into a total of up to 13,333,333 shares of the Company’s common stock. The Company has independently valued the Preferred Stock as of the date of acquisition. The combined value of the Preferred Stock issued to AAI was $53,913,000 using a blended fair value of the discounted cash flow method and option pricing method. See Note 5 for the details on the asset purchase as BNC did not meet the accounting definition of a business and Note 17 for details on the Series B and C Preferred Stock.

Through September 30, 2023, the Company’s former wholly owned subsidiaries, with the exception of Agora, have been treated for accounting purposes as divested. Please refer to our Annual Report for the year ended March 31, 2023 (“2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on July 14, 2023 for details on all of our prior subsidiaries that were divested in the year ended March 31, 2023 and an overview of the business conducted in those subsidiaries. This quarterly report on Form 10-Q (the “Report”) includes only those subsidiaries as of September 30, 2023. The comparative financial statements for the three and six months ended September 30, 2022 reflect the operations of those subsidiaries that were sold during the year ended March 31, 2023 as discontinued operations in the condensed consolidated statements of operations and as assets and liabilities of discontinued operations on the condensed consolidated balance sheets.

The Company’s former subsidiary Zest Labs, along with the Company and Zest Labs Holdings, LLC (owned by Gary Metzger, a current board member of the Company and therefore a related party) (the “Purchaser”), entered into a stock purchase agreement dated August 25, 2023, whereby the Purchaser purchased 100% of the issued and outstanding common stock of Zest Labs from the Company in exchange for the Purchaser agreeing to distribute any net proceeds from any new or ongoing intellectual property litigation or the sale or licensing of any intellectual property of Zest Labs to the Company’s shareholders of record as of November 15, 2022. The Company recorded a gain on disposal of Zest Labs of $683,152 in this transaction. Zest Labs is no longer a subsidiary of the Company, and all of the assets and liabilities of have been assumed by the Purchaser.

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

The Platform games operate on a free-to-play model, whereby game players may collect coins free of charge through the passage of time and if a game player wishes to obtain coins above and beyond the level of free coins available to that player, the player may purchase additional coin packages (“Freemium” gaming model). Once obtained, Nile Tokens (“NT”) and Nile Coins (“NC”) (either free or purchased), cannot be redeemed for cash nor exchanged for anything outside of the Metaverse. When coins are used and played in the games, the game player could “win” and would be awarded additional coins or could “lose” and lose the future use of those coins. The Company has concluded that the coins represent both consumable goods and durables, because 1) the game player does not receive any additional benefit from the game and is not entitled to any additional rights once the coins are consumed and 2) because once coins are used for the purchase of durable goods, those goods will continue to benefit the player throughout their gaming life cycle.

2. LIQUIDITY AND GOING CONCERN

For the three and six months ended September 30, 2023, the Company had a net loss to controlling interest of common shareholders of $(14,517,905) and $(8,572,304), respectively. In addition, the Company had a working capital deficit of $(24,544,923) and $(25,095,950) as of September 30, 2023 and March 31, 2023, respectively, and had an accumulated deficit as of September 30, 2023 of $(217,249,742). As of September 30, 2023, the Company had $1,554 in cash and cash equivalents.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company sold its interests in Banner Midstream in two separate transactions on July 25, 2022 and September 7, 2022. In addition, it sold the non-core business of Trend Discovery on June 17, 2022. The Company expects to distribute the common stock it received (or issuable upon conversion of preferred stock) in the sales to its shareholders upon the effective registration statements for the two entities the companies were sold to. See Note 17, “Preferred Stock” for information on the Company’s Series A preferred stock issued to Ault Lending, LLC (formerly Digital Power Lending, LLC) (“Ault Lending”) in conjunction with a $12,000,000 financing in June 2022, and the Company’s Series B and C preferred stock issued to AAI in conjunction with the purchase of the majority of the issued and outstanding stock of BNC.

The Company believes that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the condensed consolidated financial statements, and it needs to raise capital to support its operations, raising substantial doubt about its ability to continue as a going concern. The accompanying financial statements for the three and six month periods ended September 30, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes continued revenue streams and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The Company raised approximately $3,500,000 in an At-the-Market capital raise during the fourth fiscal quarter of the year ended March 31, 2023 and the six months ended September 30, 2023. In addition, on April 27, 2023, the Company sold $6.875 million of principal face amount senior secured convertible notes with an original issue discount to sophisticated investors for gross proceeds to the Company of $5.5 million. The notes mature on April 27, 2024 and are secured by all of the assets of the Company and certain of its subsidiaries, including BNC.

On October 30, 2023, the registration statement related to the $100,000,000 equity line of credit purchase agreement was declared effective by the SEC. See Note 19, “Commitments and Contingencies”, for more information. On November 8, 2023, the Company issued a term note (“Term Note”) in a principal amount of $660,000 with an institutional investor and received $600,000 in proceeds. See Note 22, “Subsequent Events,” for more information.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s 2023 Annual Report filed with the SEC on July 14, 2023. The consolidated balance sheet as of March 31, 2023 was derived from the Company’s audited 2023 financial statements contained in the 2023 Annual Report. Results of the three and six months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending March 31, 2024.

Noncontrolling Interests

In accordance with Accounting Standards Codification (“ASC”) 810-10-45 Noncontrolling Interests in Consolidated Financial Statements, the Company classifies noncontrolling interests as a component of equity within the condensed consolidated balance sheet. In October 2021 and July 2022, with the issuance of restricted common stock to directors, management and advisors, the Company no longer owns 100% of Agora. As of September 30, 2023 and 2022, approximately 11% and 9.1%, respectively, is reflected as non-controlling interest of that entity. In addition, the Company reflected 34% of Wolf Energy Services, Inc. (“Wolf Energy”) as noncontrolling interests as the Company currently represents approximately 66% of the voting interests in Wolf Energy.

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2023 Annual Report.

Gaming Revenue

Gaming revenue is recognized from the Metaverse website primarily through the sale of tokens or coins that provide the end user with interactive entertainment (game play) and durable goods principally for the PC and mobile platforms. The Company primarily offers the following:

1.	Metaverse access – Provide access to main game content.

2.	Sale of NTs – NT’s can be used for additional digital game play only.

3.	Sale of NCs –NC’s can be used to participate in games of skill, buy durable goods, etc. all within the digital platform.

4.	Rewarded – SweepCoins (“SC”) – Users can use SC to enter sweepstakes type games with a potential to win both digital goods and real world cash redemptions.

While the revenue received from the sale of NT and NC’s (collectively the “coins”) is currently nominal, the Company believes that its operation of the BitNile.com website could be a scalable source of revenue in the future. Additionally, the Company expects the website will be a mechanism to help increase its brand reputation and recognition by participants, which the Company believes will result in the acquisition and monetization of new users to the site.

During the three and six month periods ended September 30, 2023 and 2022, the Company recognized $1,500 of revenue from Metaverse coin sales.

Hospitality and VIP Services Revenue

Hospitality revenue currently consists of revenue from services provided to groups at certain social functions and sporting events. The Company also sells real world VIP experiences and one-of-a-kind products. Hospitality and VIP service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate, determined based on common industry prices, for the services the Company provides.

The Company recognizes revenue when performance obligations to provide food and services are satisfied at the point in time when the food and services are received by the customer, which is when the event is held and services are complete.

The Company recognizes revenue on a gross basis due to the fact that it has control over the food and services and the ability to direct the offerings to multiple end consumers while also ultimately determining the relative pricing offered for the services. For certain events, The Company also uses certain subcontractors that it selects and hires to help transfer services to the end customer. The Company has evaluated its agreements with its food and service subcontractors and based on the preceding, the Company determined that it is the principal in such arrangements and the third-party food and service suppliers are the agent in accordance with ASC 606, Revenue from Contracts with Customers. As the principal, the Company recognizes revenue in the gross amount and as such, recognizes any fees paid to subcontractors as cost of revenues. Any future changes in these arrangements or to the Company’s games and related method of distribution may result in a different conclusion.

Concentrations

The Company occasionally maintains cash balances in excess of the Federal Deposit Insurance Corporation insured limit. The Company does not consider this risk to be material.

Net Loss Per Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per share includes additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and warrants.

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

4. DISCONTINUED OPERATIONS

As discussed in Note 1 and the 2023 Annual Report, during the year ended March 31, 2023, the Company sold all of its subsidiaries, other than Agora and Zest Labs. On August 25, 2023, the Company sold 100% of the issued and outstanding stock of Zest Labs to the Purchaser (see Note 1). The Company’s loss from discontinued operations includes Banner Midstream , Trend Discovery, and Zest Labs for the three and six months ended September 30, 2022, which were sold in three separate transactions on July 25, 2022, September 7, 2022 and August 25, 2023, respectively. In addition on June 17, 2022, Agora sold all of its non-Bitcoin operations to a third party. The Company reflects the assets and liabilities of Wolf Energy as discontinued operations, as the Company has a 66% voting interest in Wolf Energy that will be part of the Company’s dividend to its shareholders upon the effective S-1 registration Wolf Energy has filed with the SEC.

Current assets as of September 30, 2023 and March 31, 2023 – Discontinued Operations:

	September 30, 2023	March 31, 2023
Wolf Energy	$60,860	$1,297,801
Prepaid expenses	-	4,908
	$60,860	$1,302,709

Non-current assets as of September 30, 2023 and March 31, 2023 – Discontinued Operations:

	September 30, 2023	March 31, 2023
Wolf Energy	$259,790	$984,071
	$259,790	$984,071

Current liabilities as of September 30, 2023 and March 31, 2023 – Discontinued Operations:

	September 30, 2023	March 31, 2023
Wolf Energy	$1,750,910	$2,952,257
Zest Accounts payable	-	532,279
Zest Accrued expenses	-	85,136
	$1,750,910	$3,569,672

Non-current liabilities as of September 30, 2023 and March 31, 2023 – Discontinued Operations:

	September 30, 2023	March 31, 2023
Wolf Energy	$1,108,955	$377,786
	$1,108,955	$377,786

The Company reclassified the following operations to discontinued operations for the three and six month periods ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenue	$-	$3,795,607	$-	$10,955,153
Operating expenses	-	7,259,381	576,343	18,256,453
Wolf Energy – net loss	(385,242)	(3,826,919)	(1,528,545)	(3,836,919)
Other loss	-	(338,755)	-	(560,831)
Net loss from discontinued operations	$(385,242)	$(7,629,448)	$(2,104,888)	$(11,699,050)

The following represents the calculation of the gain on disposal of Trend Discovery at June 17, 2022:

Secured note receivable	$4,250,000
Cash	(27,657)
Accounts receivable	(222,400)
Prepaid expenses	(99,566)
Goodwill	(3,222,799)
Other assets	(284)
Accounts payable and accrued expenses	34,211
Gain on disposal of discontinued operations	$711,505

5. BUSINESS COMBINATIONS/DIVESTITURES

BNC

On March 7, 2023, the Company acquired BNC from AAI. The Company accounted for this acquisition as an asset purchase as BNC did not meet the definition of a business as discussed in ASC 805 and Accounting Standards Update (“ASU”) 2017-01.

The Company acquired the assets and liabilities of BNC noted below at fair value.

Prepaid expenses	$620,616
Property and equipment	330,190
Intangible assets	6,239,000
Accounts payable and accrued expenses	(3,186,513)
Due to BNC former parent	(4,404,350)
Notes payable	(170,222)
Total assets and liabilities	$(571,279)

The consideration paid for the acquisition of BNC was as follows (see Note 17):

Series B and Series C Preferred Stock	$53,913,000
Total consideration	$53,913,000

The acquisition has been accounted for as a purchase of assets. The Company recognized a loss on the acquisition as of March 7, 2023 of $54,484,279 in the condensed consolidated statements of operations.

Zest Labs

On August 25, 2023, the Company sold 100% of the issued and outstanding stock of Zest Labs to the Purchaser (see Note 1) in consideration for the Purchaser agreeing to distribute any net proceeds from any new or ongoing intellectual property litigation or the sale or licensing of any intellectual property of Zest Labs to the Company’s shareholders of record as of November 15, 2022.

The Company sold the assets and liabilities of Zest Labs noted below at fair value.

Prepaid expenses	$2,454
Accounts payable and accrued expenses	(685,606)
Total assets and liabilities	$(683,152)

The Company recorded a gain on disposal of Zest Labs of $683,152 for the six and three months ended September 30, 2023.

6. REVENUE

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services. As part of each of the Company’s social functions or events, the Company offers the option to request catering services for an additional charge. For the three and six months ended September 30, 2023 the Company recognized $19,200 and $64,350, respectively, of revenue from hospitality and VIP experience services and gaming and $0 in 2022.

The Company had related party hospitality service sales of $17,700 and $62,850 for the three and six month period ended September 30, 2023, respectively, and $0 for the three and six month period ended September 30, 2022.

7. SENIOR SECURED PROMISSORY NOTE RECEIVABLE

Agora was issued a Senior Secured Promissory Note by Trend Ventures, LP (“Trend Ventures Note”) on June 16, 2022. The Trend Ventures Note was the consideration paid to Agora for the acquisition of Trend Discovery. The Trend Ventures Note is in the principal amount of $4,250,000, bears interest at the rate of 5% per annum, and was to mature June 16, 2025. Under the Trend Ventures Note, Trend Ventures, LP has agreed to make interest-only payments, in arrears on a monthly basis commencing on June 30, 2022 and continuing thereafter until June 16, 2023. Beginning on June 30, 2023, Trend Ventures, LP agreed to make 24 consecutive equal monthly payments of principal each in an amount which would fully amortize the principal, plus accrued interest. All principal and any unpaid accrued interest will be due and payable on or before the maturity date. The Trend Ventures Note will be granted a first lien senior secured interest as set forth in a security agreement executed on the same date as the Trend Ventures Note, by and among Trend Ventures, LP, its future subsidiaries (each a guarantor) and Agora dated as of June 16, 2022. Trend has not made any interest payments on the Trend Ventures Note.

On May 15, 2023, Agora and Trend Ventures, LP entered into a First Amendment of Senior Secured Promissory Note (“First Amendment”), to amend the Trend Ventures Note. The First Amendment amended the following clauses of the Trend Ventures Note: (a) the principal amount was amended from $4,250,000 to $4,443,870, which includes all of the accrued interest through May 15, 2023; (b) the maturity date was amended from June 16, 2025 to May 15, 2025; and (c) the interest rate shall remain at 5%, and any additional accrued interest under the default rate shall be mutually waived by both parties. No payments on either principal or interest shall be due until the new maturity date.

As of September 30, 2023, the Company has established a full reserve for the principal and accrued interest receivable.

8. INVESTMENT – SERIES A CONVERTIBLE PREFERRED STOCK – WTRV

On July 25, 2022, the Company entered into a Share Exchange Agreement pursuant to which it sold to WTRV its oil and gas production business, which was part of the commodities segment. The Company received 1,200 shares of WTRV’s Series A Convertible Preferred Stock, which becomes convertible into 42,253,521 shares of WTRV common stock upon such time as (A) WTRV has filed a Form S-1 with the SEC and such Form S-1 has been declared effective, or is no longer subject to comments from the Staff of the SEC, and (B) the Company elects to distribute shares of WTRV’s common stock to its shareholders. The S-1 was declared effective by the SEC on September 29, 2023, file number 333-268707, but the Company has not yet elected to convert the Series A preferred stock as it is still determining next steps on the previously proposed distribution of shares.

As of September 30, 2023, the Company has determined that it is not the primary beneficiary, and this transaction has not resulted in the Company controlling WTRV as the preferred shares have not yet been converted into common stock, and the Company does not have the power to direct activities of WTRV, control the board of directors of WTRV and WTRV is not reliant upon funding by the Company moving forward; therefore the Company concluded that WTRV is not a variable interest entity as of September 30, 2023.

9. INVESTMENT – COMMON STOCK – WOLF ENERGY SERVICES, INC.

On August 23, 2022, the Company entered into a Share Exchange Agreement (the “Agreement”) with Wolf Energy and Banner Midstream. Pursuant to the Agreement, upon the terms and subject to the conditions set forth therein, the Company acquired 51,987,832 shares of Wolf Energy common stock in exchange for all of the capital stock of Banner Midstream owned by the Company, which represents 100% of the issued and outstanding shares. Following the closing of the Agreement, which occurred on September 7, 2022, Banner Midstream continues as a wholly owned subsidiary of Wolf Energy. Based on the lower of cost or market, the value of the investment was determined to be $5,328,753. The Company has determined that as of September 30, 2023, there is no loss on this investment.

The Company has determined that this transaction has resulted in the Company having a controlling interest in Wolf Energy as the common stock issued represents approximately 66% of the voting common stock of Wolf Energy common stock outstanding at September 30, 2023 and March 31, 2023. Since the Company will be distributing to its shareholders a stock dividend to all common and preferred shareholders with a stock dividend date of September 30, 2022, the Company has reflected Wolf Energy, in discontinued operations as the Company intends to hold no shares and thus no voting interest upon the effectiveness of a registration statement for Wolf Energy, and the investment has been eliminated in the consolidation.

10. INVESTMENT – EARNITY

As part of the acquisition of BNC, the Company acquired BNC’s 19.9% ownership in Earnity, a company that aimed to democratize access to the broadest array of cryptocurrency assets in a secure, educational, and community-oriented platform to global customers. In the purchase of BNC, the Company allocated no value to this investment. Subsequent to the Company’s acquisition of BNC, Earnity permanently ceased operations.

11. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
	(unaudited)
Zest Labs freshness hardware, equipment and computer costs	$-	$2,915,333
Land	125,000	125,000
Furniture	-	40,074
Auto – BNC	232,406	220,786
Equipment – BNC	174,404	109,404
Mining technology equipment– Bitcoin	-	5,639,868
Auto – Bitcoin	91,132	91,132
Total property and equipment	622,942	9,141,597
Accumulated depreciation and impairment	(151,613)	(4,709,194)
Property and equipment, net	$471,329	$4,432,403

Depreciation expense for the three and six months ended September 30, 2023 was $32,420 and $65,319, respectively. Depreciation expense for the three and six months ended September 30, 2022 was $15,661 and $48,560, respectively.  On August 25, 2023, the Company sold 100% of the issued and outstanding common stock of Zest Labs, and all the assets and liabilities of Zest Labs were assumed by the Purchaser as discussed in Note 1. The net amount of property and equipment recorded in the sale was $0.

Effective September 30, 2023, the Company impaired $5,679,942 of gross fixed assets related to Agora and Bitstream Mining LLC (“Bitstream”) that had $1,784,189 in accumulated depreciation. The $3,895,753 of net property and equipment remaining was impaired as the Company deemed the assets without value as they have been unable to commence mining operations, either for themselves or from others through hosting arrangements, and is not expected to.

On November 1, 2023, both Agora and Bitstream filed petitions for Chapter 7 bankruptcy in the United States Bankruptcy Court for the Western District of Texas, cases 23-51490 and 23-51491, respectively.

12. INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023

Trademarks	$5,097,000	$5,097,000
Developed technology	1,142,000	1,142,000
Accumulated amortization - trademarks	(198,217)	(28,317)
Accumulated amortization - developed technology	(44,411)	(6,344)
Intangible assets, net	$5,996,372	$6,204,339

On March 7, 2023, the Company acquired trademarks and developed technology in the acquisition of BNC. These intangible assets were valued by an independent valuation consultant utilizing various methods including the discounted cash flow and option-pricing methods, and the estimated remaining useful life of these assets was estimated to be fifteen years.

Amortization expense for the three and six months ended September 30, 2023 was $103,983 and $207,967, respectively, and $0 for the three and six months ended September 30, 2022.

On August 25, 2023, the Company sold 100% of the issued and outstanding common stock of Zest Labs, and all the assets and liabilities of Zest Labs were assumed by the Purchaser as discussed in Note 1. The net amount of property and equipment recorded in the sale was $0.

Amortization expense for the next five years and in the aggregate is as follows:

Remaining fiscal year 2024	$207,967
2025	415,933
2026	415,933
2027	415,933
2028	415,933
Thereafter	4,124,673
$5,996,372

13. ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023

Professional fees and consulting costs	$354,488	$790,214
Platform hosting fees	1,000,000	-
Compensation vacation and paid time off	353,633	138,262
Sponsorship	200,000	500,000
Interest	79,232	61,722
Accrued legal contingencies	414,027	-
Other	461,738	68,160
Total	$2,863,118	$1,558,358

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

The Company has only included descriptions of warrants that are still outstanding as of September 30, 2023.

On August 6, 2021, the Company closed a $20,000,000 registered direct offering. The Company sold 115,942 shares of common stock and 115,942 warrants at $172.50 per share. The warrants are exercisable through April 8, 2025. The Company also issued the placement agent 8,116 warrants exercisable at $215.625 per share. Further information on the offering and compensation to the placement agent is contained in the prospectus supplement dated August 4, 2021. The fair value of the investor warrants was estimated to be $11,201,869 at inception and $11 as of September 30, 2023. The fair value of the placement agent warrants was estimated to be $744,530 at inception and $0 as of September 30, 2023.

On April 27, 2023, the Company closed a $6,875,000 senior secured convertible promissory note and granted the noteholders 2,100,905 warrants that expire five years from the issuance date and have a strike price of $3.28. The warrants contain a rachet provision which the Company has determined meets the criteria for accounting treatment as a derivative liability. The Company recorded a discount on the convertible note of $4,329,755, which represents the derivative liability at inception of the warrants. The fair value of the warrants was estimated to be $1,109,372 as of September 30, 2023.

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2023 and March 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price; time to expiration; the risk-free interest rate; the current stock price; the estimated volatility of the stock price in the future; and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on September 30, 2023 and March 31, 2023 and at inception:

	Six Months Ended September 30, 2023	Year Ended March 31, 2023	Inception
Expected term	1 – 5 years	0.25 – 1.85 years	5.00 years
Expected volatility	110 – 114%	107 – 110%	91% – 107%
Expected dividend yield	-	-	-
Risk-free interest rate	3.48 – 4.59%	2.98 – 3.88%	1.50% – 2.77%
Market price	$0.99 – $4.50	$5.40 – $39.00

The Company’s remaining derivative liabilities as of September 30, 2023 and March 31, 2023 associated with warrant offerings were as follows.

	September 30, 2023	March 31, 2023

Fair value of 115,942 August 6, 2021 warrants	$11	$5,974
Fair value of 8,116 August 6, 2021 warrants	-	290
Fair value of 2,100,905 April 27, 2023 warrants	1,109,372	-
	$1,109,383	$6,264

During the six months ended September 30, 2023 and 2022, the Company recognized changes in the fair value of the derivative liabilities of $2,231,127 and $2,892,472, respectively.

Activity related to the warrant derivative liabilities for the six months ended September 30, 2023 was as follows:

Beginning balance as of March 31, 2023	$6,264
Issuances of warrants – derivative liabilities	3,334,246
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(2,231,127)
Ending balance as of September 30, 2023	$1,109,383

Activity related to the warrant derivative liabilities for the six months ended September 30, 2022 was as follows:

Beginning balance as of March 31, 2022	$4,318,630
Issuances of warrants – derivative liabilities	-
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(2,892,472)
Ending balance as of September 30, 2022	$1,426,158

15. LONG-TERM DEBT

Long-term debt included in continuing operations consisted of the following as of September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023

Credit facility -Trend Discovery SPV 1, LLC (a)	$291,036	$291,036
Auto loan – Ford (b)	62,064	68,114
Auto loan – Cadillac (c)	160,381	170,222
Total long-term debt	513,481	529,372
Less: current portion	(325,699)	(323,818)
Long-term debt, net of current portion	$187,782	$205,554

(a)	On December 28, 2018, the Company entered into a $10,000,000 credit facility that includes a loan and security agreement where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000,000 with a cap of $10,000,000. In the year ended March 31, 2022, the Company borrowed $595,855, which included $25,855 in commitment fees, with the balance of $570,000 being disbursed directly to the Company. Interest incurred for the six months ended September 30, 2023 was $8,707 and total accrued as of September 30, 2023 was $70,429. With the sale of Trend Holdings, the Company can no longer access this line of credit.

(b)	On February 16, 2022, the Company entered into a long-term secured note payable for $80,324 for a service truck maturing February 13, 2028. The note is secured by the collateral purchased and accrues interest annually at 5.79% with principal and interest payments due monthly. There is no accrued interest as of September 30, 2023.

(c)	On March 6, 2023, in the acquisition of BNC, the Company assumed an auto loan for a Cadillac in the amount of $170,222. The loan bears interest at 14.18% and matures December 2028.

The following is a list of maturities by fiscal year as of September 30, 2023:

Remaining 2024	$325,699
2025	38,804
2026	43,512
2027	48,869
2028	45,884
Thereafter	10,713
$513,481

Interest expense on long-term debt during the three and six months ended September 30, 2023 was $9,735 and $25,528, respectively. Interest expense on long-term debt during the three and six months ended September 30, 2022 was $32,379 and $44,133, respectively.

16. NOTES PAYABLE

Related Parties

AAI advanced the Company $781,897 and $7,510,520 during the three and six months ended September 30, 2023, respectively. The advances were used for working capital purposes, were unsecured, interest-free and had no fixed terms of repayment as of September 30, 2023.

Convertible Notes

On April 27, 2023, the Company sold $6.875 million of principal face amount senior secured convertible notes with an original issue discount to sophisticated investors for gross proceeds to the Company of $5.5 million. The notes mature on April 27, 2024 and are secured by all of the assets of the Company and certain of its subsidiaries, including BNC. There is no interest on the convertible notes unless there is an event of default. The notes are convertible into shares of common stock at $3.28, however there is a rachet provision in the convertible note that enables the holders of the notes to receive a lower conversion rate upon future issuances by the Company that fall below the $3.28 price. The conversion option meets the criteria of a derivative instrument, and the convertible note has been discounted $4,686,817 for the day one derivative liability. In addition, the Company has recorded $1,375,000 in original issue discount, which is being amortized using the interest method over the term of the note. Amortization of the original issue discount related to the convertible note was $345,628 and $586,724 for the three and six months ended September 30, 2023. Amortization of the conversion option and warrant derivative instruments related to the convertible note was $1,997,660 for the six months ended September 30, 2023.

Beginning balance as of March 31, 2023	$-
Issuance of convertible notes	6,875,000
Less: original issue discount - inception	(1,375,000)
Amortization of discounts	2,584,384
Less: debt discount – reclassification to derivative liability (*)	(4,686,817)
Ending balance as of September 30, 2023	$3,397,567

(*)	This amount also includes discount related to the warrants issued with the convertible note (see Note 14).

Activity related to the convertible note derivative liabilities for the six months ended September 30, 2023 was as follows:

Beginning balance as of March 31, 2023	$-
Issuances of convertible note – derivative liabilities	1,352,322
Change in fair value of convertible note derivative liabilities	(1,278,650)
Ending balance as of September 30, 2023	$73,672

17. PREFERRED STOCK

RiskOn International Series A

On June 8, 2022, the Company entered into a Securities Purchase Agreement (the “Series A Agreement”) with Ault Lending, pursuant to which the Company sold Ault Lending 1,200 shares of Series A Convertible Redeemable Preferred Stock (the “RiskOn International Series A”), 3,429 shares of common stock (the “Commitment Shares”) and a warrant to purchase shares of common stock (the “Warrant,” and together with the RiskOn International Series A and the Commitment Shares, the “Securities”) for a total original purchase price of $12,000,000. Ault Lending is a subsidiary of AAI. The Company determined that the classification of the RiskOn International Series A was mezzanine equity as the option to convert the shares belong to Ault Lending. A description of the material transaction components are as follows:

Conversion Rights

Prior to the November 2022 amendment described below, each share of RiskOn International Series A had a stated value of $10,000 and was convertible into shares of common stock at a conversion price of $63.00 per share, subject to customary adjustment provisions. The holder’s conversion of the RiskOn International Series A was subject to a beneficial ownership limitation of 19.9% of the issued and outstanding common stock as of any conversion date of the RiskOn International Series A, unless and until the Company obtains shareholder and The Nasdaq Stock Market (“Nasdaq”) approval for the conversion of more than that amount, in order to comply with Nasdaq Rules. Shareholder approval was obtained on September 9, 2022. In addition, the conversion rights in general did not become effective until July 23, 2022, which is one day after the record date for the shareholders meeting seeking such shareholder approval at the September 9, 2022 meeting.  The shares of RiskOn International Series A as amended are also subject to a 4.99% beneficial ownership limitation, which may be increased to up to 9.9% by the holder by giving 61 days’ notice to the Company.

On November 28, 2022, the Company, following an agreement with Ault Lending, amended the Certificate of Designations of Rights, Preferences and Limitations (the “Certificate”) of the RiskOn International Series A previously issued to Ault Lending to: (i) increase the stated value of the RiskOn International Series A from $10,000 to $10,833.33; (ii) provide for the dividends payable under the RiskOn International Series A to be payable in common stock rather than cash effective November 1, 2022; and (iii) reduce the conversion price of the RiskOn International Series A from $63.00 to the lesser of (a) $30.00 or (b) the higher of (1) 80% of the 10-day daily volume weighted average price, or (2) $7.50. The amendment on November 28, 2022 constituted a modification to the classification of the RiskOn International Series A from mezzanine equity to liability. The Company determined, in accordance with ASC 470-50-40, that the amendment would be accounted for as a debt modification as opposed to a debt extinguishment as the amendment did not meet the 10% threshold when comparing the present value of the remaining cash flows to the value to the original terms of the RiskOn International Series A. As a result of this modification, the Company recognized a debt modification expense of $879,368. Upon reclassification to preferred stock liability, the Company analyzed the terms and determined that the preferred stock liability was considered a derivative liability and measured the derivative liability at inception (November 28, 2022). This measurement resulted in a gain of $2,878,345.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the preferred stock liability is estimated using the Black-Scholes valuation model. The following assumptions were used on September 30, 2023 and March 31, 2023:

	September 30, 2023	March 31, 2023
Expected term	1.66 – 2.00 years	1.66 – 2.00 years
Expected volatility	108 – 110%	108 – 110%
Expected dividend yield	-	-
Risk-free interest rate	3.48 – 3.88%	3.48 – 3.88%
Market price	$1.15 – $22.80	$3.60 – $22.80

As described in Note 19 “Commitments and Contingencies”, on November 2, 2023, the Company received a notice in the form of a letter (“Deficiency Letter”) from the Staff of the Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 31 consecutive business days. See Note 22, “Subsequent Events”, for more information.

Negative Covenants and Approval Rights

The Certificate subjects the Company to negative covenants restricting its ability to take certain actions without prior approval from the holder(s) of a majority of the outstanding shares of RiskOn International Series A for as long as the holder(s) continue to hold at least 25% (or such higher percentage as set forth in the Certificate) of the RiskOn International Series A shares issued on the closing date under the Series A Agreement. These restrictive covenants include the following actions by the Company, subject to certain exceptions and limitations:

(i)	payment or declaration of any dividend (other than pursuant to the RiskOn International Series A Certificate);

(ii)	investment in, purchase or acquisition of any assets or capital stock of any entity for an amount that exceeds $100,000 in any one transaction or $250,000, in the aggregate;

(iii)	issuance of any shares of common stock or other securities convertible into or exercisable or exchangeable for shares of common stock;

(iv)	incurrence of indebtedness, liens, or guaranty obligations, in an aggregate amount in excess of $50,000 in any individual transaction or $100,000 in the aggregate with customary exceptions;

(v)	sale, lease, transfer or disposal of any of its properties having a value calculated in accordance with GAAP of more than $50,000;

(vi)	increase in any manner the compensation or fringe benefits of any of its directors, officers, employees; and

(vii)	merger or consolidation with, or purchase a substantial portion of the assets of, or by any other manner the acquisition or combination with any business or entity.

The above and other negative covenants in the Certificate do not apply to a reverse merger with an entity with securities quoted on a market operated by OTC Markets or listed on a national securities exchange.

Warrant

Prior to its cancellation, the Warrant, as amended, provided Ault Lending or its assignees (the “Holder”) with the right to purchase a number of shares of common stock as would enable the Holder, together with its affiliates, to beneficially own 49% of the Company’s common stock, calculated on a fully diluted basis, at an exercise price of $0.03 per share, including the Commitment Shares and conversion shares unless sold. Subject to shareholder approval, the Warrant was to vest and become exercisable into shares of the Company’s stock if, as of June 8, 2024: (i) the Company had failed to complete the distributions to the Company’s security holders or to any other subsidiary of the Company’s equity ownership of its three principal subsidiaries: Agora, Banner Midstream and Zest Labs (or their principal subsidiaries), and/or (ii) the Holder together with its affiliates does not beneficially own at least 50% of the Company’s outstanding common stock, provided however, that the Company must retain 20% of its common stock of Agora. The Warrant was to be exercised on a cashless basis and expire on June 8, 2027.

On November 14, 2022, the Company and the Holder canceled the Warrant in exchange for $100. As the Company had substantially met the conditions under Section 1(a) of the Warrant, the Company did not compute any derivative liability on the Warrant.

Registration Rights

Pursuant to the Agreement, the Company agreed to register the sale by Ault Lending of up to 174,882 shares of common stock, representing the Commitment Shares issued at the closing plus 171,453 of the shares of common stock issuable upon conversion of the RiskOn International Series A. This amount equals 19.9% of the Company’s outstanding common stock immediately prior to the closing. The Company registered the sale by filing a prospectus supplement pursuant to the Company’s registration statement on Form S-3 (File No. 333-249532), originally filed with the SEC on October 16, 2020, as amended, which became effective on December 29, 2020, and the base prospectus included therein. On January 23, 2023, Ault Lending agreed to reduce its secondary offering of shares of the Company’s common stock issuable upon conversion of the RiskOn International Series A by $3,500,000. See Note 18 “Shareholders’ Deficit.”

The description above is not a substitute for reviewing the full text of the referenced documents, which were attached as exhibits to the Company’s Current Reports on Form 8-K as filed with the SEC on June 9, 2022, July 15, 2022 and November 29, 2022.

Preferred Stock Derivative Liability

RiskOn International Series A

As discussed herein, the Company determined that the RiskOn International Series A upon the amendment on November 28, 2022, constituted a derivative liability under ASC 815, Derivatives and Hedging (“ASC 815”). As a result of this classification, the Company determined that on November 28, 2022 (inception), the value of the derivative liability was $7,218,319.

On December 9, 2022, the RiskOn International Series A holder converted 50 shares of RiskOn International Series A into 38,015 common shares that resulted in a loss on conversion of $3,923.

The derivative liability for the RiskOn International Series A was remeasured at September 30, 2023 and was valued at $55,415, resulting in a gain of $1,604,787 in the change in fair value for the six month period ended September 30, 2023.

In addition, the Company advanced $1,205,000 during the six months ended September 30, 2023 to a third-party related to an obligation by the RiskOn International Series A shareholder and this amount will be reflected as a redemption upon the dividend that will be paid to the Company’s shareholders of record as of September 30, 2022 for the WTRV and Wolf Energy divestitures. In addition, $635,000 was advanced in the year ended March 31, 2023. The $1,840,000 has been reclassified to advances to former owners of BitNile.com.

Activity related to the preferred stock derivative liabilities for the six months ended September 30, 2023 was as follows:

Beginning balance as of March 31, 2023	$1,025,202
Reclassification – advances former owners of BitNile.com	1,840,000
Advances to third-party that will be considered redemption of Series A	(1,205,000)
Change in fair value of preferred stock derivative liabilities	(1,604,787)
Ending balance as of September 30, 2023	$55,415

RiskOn International Series B and C

On February 8, 2023, the Company entered into the SEA by and among AAI, a significant shareholder and the owner of approximately 86% of BNC, and the Minority Shareholders. The SEA provided that, subject to the terms and conditions set forth therein, the Company was to acquire the assets and assume the liabilities of BNC as well as the securities of Earnity beneficially owned by BNC (which represents approximately 19.9% of the outstanding common stock of Earnity as of the date of the SEA) which has no value, in exchange for the following: (i) 8,637.5 shares of Series B, and (ii) 1,362.5 shares of Series C. The Preferred Stock, the terms of which are summarized in more detail below, have a combined Stated Value of $100,000,000, and subject to adjustment, and subject to Nasdaq and shareholder approval, convertible into a total of up to 13,333,333 shares of the Company’s common stock. The Company has independently valued the Preferred Stock as of the date of acquisition. The combined value of the Preferred Stock issued to AAI was $53,913,000 using a blended fair value of the discounted cash flow method and option pricing method.

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

The terms, rights, preferences and limitations of the Series C are substantially the same as those of the Series B, except that the Series C does not hold negative covenant and consent rights. The Company is required to maintain a reserve of authorized and unissued shares of common stock equal to 200% of the shares of common stock issuable upon conversion of the Preferred Stock, which is initially 26,666,667 shares.

Pending shareholder approval of the transaction, the Preferred Stock combined are subject to a 19.9% beneficial ownership limitation. That limitation includes shares of Series A issued to Ault Lending, a wholly owned subsidiary of AAI, on June 8, 2022 and any common stock held by AAI. Certain other rights are subject to shareholder approval as described below. The SEA provides that the Company will seek shareholder approval following the closing. The entire transaction is subject to compliance with Nasdaq Rules and the voting rights provision of the B/C Certificates each contains a savings clause that nothing shall violate such Rules.

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

The SEA further provided that following the closing the Company will prepare and distribute a proxy statement and hold a meeting of its shareholders to approve each of the following: (i) the SEA and the transactions contemplated thereby, (ii) a ratification of the Third Certificate Designations of Rights, Preferences, and Limitations of the Series A, (iii) a reverse stock split with a range of between 1-for-2 and 1-for-20, (iv) a change in the Company’s name to BitNile Metaverse, Inc., (v) an increase of the Company’s authorized common stock to 1,000,000,000 shares of common stock; and (vi) any other proposals to which the parties shall mutually agree. In addition, pursuant to the SEA the Company agreed to use its reasonable best efforts to effect its previously announced spin-offs of the common stock of Wolf Energy and WTRV held by or issuable to the Company, to complete one or more financings resulting in total gross proceeds of $100,000,000 on terms acceptable to AAI, and financially support the ongoing Zest Labs litigation. The holders of the Preferred Stock will not participate in the aforementioned spin-offs and distribution. In connection with the SEA, the Company and AAI also agreed that the net litigation proceeds from the Zest Labs litigation that was ongoing as of November 15, 2022 would be held in a trust for the benefit of the Company’s shareholders of record as of such date.

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

The derivative liability for the Preferred Stock was remeasured at September 30, 2023 and is valued at $962,481, resulting in a gain of $17,868,279 in the change in fair value for the six months ended September 30, 2023. The Company has accrued $2,847,222 in dividends on the Preferred Stock as of September 30, 2023.

Activity related to the preferred stock derivative liabilities for the Preferred Stock for the six months ended September 30, 2023 was as follows:

Beginning balance as of March 31, 2023	$18,830,760
Change in fair value of preferred stock derivative liabilities	(17,868,279)
Ending balance as of September 30, 2023	$962,481

On April 4, 2023, the Company entered into an agreement with Ault Lending and WTRV pursuant to which the Company agreed to advance to WTRV payments of up to $3.25 million (the “Amounts”), and WTRV agreed to accept the Amounts as payment of Ault Lending’s $3.25 million payable to WTRV from Ault Lending’s exercise of participation rights in oil and gas exploration and drilling ventures which WTRV granted Ault Lending in connection with its acquisition of White River Holdings Corp. in July 2022. The parties agreed that the Amounts will be treated as a credit to the sums owed to WTRV, and the Company and Ault Lending agreed that in lieu of repayment of the Amounts advanced to WTRV, Ault Lending will permit the Company to redeem shares of the RiskOn International Series A held by Ault by dividing the Amounts by the stated value of such shares, or one share of RiskOn International Series A for each $10,833 advanced to WTRV. The redemption cannot occur until the previously announced spin-offs by the Company of shares of common stock of WTRV and Wolf Energy occurs, which would permit Ault Lending to receive its full dividends thereunder.

18. SHAREHOLDERS’ DEFICIT

RiskOn International Series A

As of March 31, 2022, there were no shares of any series of preferred stock issued and outstanding. On June 8, 2022, as noted in Note 17, the Company issued 1,200 shares of RiskOn International Series A, and as of September 30, 2023 and March 31, 2023, there were 882 shares of RiskOn International Series A issued and outstanding.

As of September 30, 2023 and March 31, 2023, the Company had issued Series B and Series C, as noted in Note 17, and has 8,637.5 and 1,362.5 shares of Series B and Series C, respectively, outstanding, which were issued March 7, 2023.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value $0.001, which followed shareholder approval on October 16, 2023. On May 4, 2023, the Company amended its Articles of Incorporation to reflect a 1-for-30 reverse stock split. The Company also reduced its authorized shares on a 1-for-30 basis going from 100,000,000 authorized shares down to 3,333,333 authorized shares. All share and per share figures are reflected on a post-split basis herein.

In the six months ended September 30, 2022, the Company issued 3,429 shares of common stock, which were the commitment shares in the AAI transaction as discussed in Note 17.

On January 24, 2023, the Company entered into an ATM Issuance Sales Agreement (the “ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”), pursuant to which the Company could issue and sell from time to time, through Ascendiant, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), with offering proceeds of up to $3,500,000. The ATM was terminated on June 16, 2023 after having raised approximately $3,500,000.

Under the ATM Agreement, Ascendiant was entitled to compensation of 3% of the gross proceeds from the sales of the Shares sold under the ATM Agreement. The Company also reimbursed Ascendiant for certain specified expenses, including the fees and disbursements of its legal counsel, in an amount not to exceed $30,000 as well as up to $2,500 for each quarterly and annual bring-down while the ATM Agreement was ongoing.

As of September 30, 2023, there were 163,393 unsold shares of the Company’s common stock being held by a custodian in an account owned by the Company which had not been sold during the ATM offering. It is the Company’s policy not to consider or classify these shares as issued or outstanding as it continues to own and control these shares.

The Shares were being offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) on January 24, 2023 and the accompanying base prospectus which is part of the Company’s effective Registration Statement on Form S-3 (File No. 333-249532) (the “Registration Statement”).

In the six months ended September 30, 2023, the Company issued 40,022 shares for payment of a preferred stock dividend of $300,158, and 935,452 shares in the ATM, for which it received $1,780,440. There was no common stock activity for the three months ended September 30, 2023.

As of September 30, 2023 and March 31, 2023, 2,359,306 and 1,383,832 shares of common stock were issued and outstanding, respectively.

Agora Common Stock

Agora is authorized to issue 250,000,000 shares of common stock, par value $0.001. On September 22, 2021, the Company purchased 100 shares of Agora for $10.

On October 1, 2021, the Company purchased 41,671,121 shares of Agora common stock for $4,167,112 which Agora used to purchase equipment to commence the Bitstream operations.

In addition, between October 1 and December 7, 2021, Agora issued 4,600,000 restricted common shares to its management, non-employee directors, employees and advisors. After issuance of these shares, the Company controls approximately 90% of Agora. The future share-based compensation related to these shares that will be measured consists of $12,166,680 over a three-year period in service-based grants ($9,611,145 in year one, $1,861,096 in year two, and $694,436 in year 3) and $10,833,320 in performance-based grants ($5,416,660 for the deployment of 20 MW in the State of Texas, and $5,416,660 for the deployment of 40 MW in the State of Texas) for a total of $23,000,000. These restricted common shares were measured pursuant to ASC 718-10-50 at an estimated value per share of $5.00 and consist of both service-based and performance-based criteria.

On August 7, 2022, Agora issued 400,000 shares of common stock to its management, non-employee directors, employees and advisors. After issuance of these shares, the Company controlled approximately 89% of Agora. The future share-based compensation related to these shares that will be measured consists of $2,000,000 ranging from immediate vesting through the three-year anniversary in service-based grants. These restricted common shares were measured pursuant to ASC 718-10-50 at an estimated value per share of $5.00 and consist of service-based criteria only.

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

The Company recognized $1,721,310 and $2,351,518 in share-based compensation for the three and six months ended September 30, 2023, respectively. The Company recognized $2,956,922 and $8,172,209 in share-based compensation for the three and six months ended September 30, 2022, respectively. The unrecognized share-based compensation expense as of September 30, 2023 is $8,333,320 in performance based grants and $0 in service based grants for a total of $8,333,320. It is very unlikely that the criteria established for the recognition of the performance grants will ever be satisfied.

The Company accounts for share-based payments in accordance with ASC 718, Compensation — Stock Compensation. The Company measures compensation expense for restricted stock units based on the fair value of the award on the date of grant. The grant date fair value is based on the closing market price of the Company’s common stock on the date of grant.

Share-based Compensation Expense

Share-based compensation for employees is included in salaries and salary related costs and directors and services are included in professional fees and consulting in the condensed consolidated statement of operations for the three and six months ended September 30, 2023 and 2022.

Share-based compensation for the three and six months ended September 30, 2023 for stock options and restricted stock units granted under the 2013 Incentive Stock Plan and 2017 Omnibus Incentive Stock Plan and non-qualified stock options were $0 and $258,655, respectively. Share-based compensation for the three and six months ended September 30, 2022 for stock options and restricted stock units granted under the 2013 Incentive Stock Plan and 2017 Omnibus Incentive Stock Plan and non-qualified stock options were $160,040 and $342,601, respectively.

There was $535,731 in share-based compensation accrued as of September 30, 2023 for the Company.

19. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is presently involved in the following legal proceedings. To the best of the Company’s knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of its properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●	On August 1, 2018, ROI and Zest Labs filed a complaint against Walmart, Inc. (“Walmart”) in the United States District Court for the Eastern District of Arkansas, Western Division. The complaint includes claims for violation of the Arkansas Trade Secrets Act, violation of the Federal Defend Trade Secrets Act, breach of contract, unfair competition, unjust enrichment, breach of the covenant of good faith and fair dealing, conversion and fraud. On April 9, 2021, a Little Rock, Arkansas jury awarded ROI and Zest Labs a total of $115 million in damages (subsequently reduced to $110 million) which includes $65 million in compensatory damages (subsequently reduced to $60 million) and $50 million in punitive damages and found Walmart liable on three claims. The federal jury found that Walmart misappropriated Zest Labs’ trade secrets, failed to comply with a written contract, and acted willfully and maliciously in misappropriating Zest Labs’ trade secrets. The Company expects Walmart to continue to vigorously defend the litigation and to oppose the verdict in post-trial motions and an appeal. ROI filed post-trial motions to add an award for its attorneys’ fees as the prevailing party in the litigation. In addition to other post-trial motions, Walmart filed a renewed motion for judgment as a matter of law or, in the alternative, for remittitur or a new trial. As of the date of this Report, the court has allowed post-trial discovery but has not ruled on the motion for new trial. The ongoing litigation involving Walmart was assumed by the Purchaser as discussed in Note 1. Any net proceeds received in this litigation will be distributed to the Company’s shareholders of record as of November 15, 2022.

●	On April 22, 2022, BitStream and ROI were sued in Travis County, Texas District Court (Docket #79176-0002) by Print Crypto Inc. in the amount of $256,733 for failure to pay for equipment purchased to operate BitStream’s Bitcoin mining operation. The defendants intend to vigorously defend themselves and have filed counterclaims in the 353rd Judicial District in Travis County, Texas on May 6, 2022 for fraudulent inducement, breach of contract, and for payment of attorney’s fees and costs. ROI provided additional documents to its attorneys on October 7, 2022, and there is no update since then. The Company has accrued the full amount of the claim in its condensed consolidated financial statements as of September 30, 2023.

●	On July 15, 2022, Bitstream and two of their management were parties to a petition filed in Ward County District Court by 1155 Distributor Partners-Austin, LLC d/b/a Lonestar Electric Supply in the amount of $414,027 for failure to pay for equipment purchased to operate Bitstream’s Bitcoin mining operation. The Company filed a petition to remove one of its management from the claim in December 2022, and there is no update since then. The Company has accrued the full amount of the claim in its condensed consolidated financial statements as of September 30, 2023.

●	On October 17, 2022, Bitstream was a party to a petition filed in Ward County District Court by VA Electrical Contractors, LLC in the amount of $1,666,187 for failure to pay for equipment purchased to operate Bitstream’s Bitcoin mining operation. The Company’s registered agent was served with this lawsuit on January 3, 2023, the Company answered the claim in January 2023, and is in process of supplying documents for discovery. The Company has accrued the full amount of the claim in its condensed consolidated financial statements as of September 30, 2023.

In the opinion of management, there are no additional legal matters involving us that would have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

Nasdaq Compliance

On July 18, 2023, the Company received a letter (the “Letter”) from the Listing Qualifications staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s shareholders’ equity as reported in the 2023 Annual Report did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s shareholders’ equity be at least $2.5 million. As reported in the 2023 Annual Report, the Company’s shareholders’ equity as of March 31, 2023 was approximately $(13.9) million.

According to the Letter, the Company had 45 calendar days from the date of the Letter, or until September 1, 2023, to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). If the Company’s compliance plan is accepted by Nasdaq, then Nasdaq may, in its discretion, grant the Company up to 180 calendar days from the date of the Letter, or until January 14, 2024, to evidence compliance. If Nasdaq does not accept the Company’s plan, then Nasdaq may issue a staff delisting determination letter whereby the Company’s common stock will be subject to delisting. The Company would have the opportunity to appeal that decision to a Nasdaq hearings panel. The Company submitted a compliance plan, which was subsequently amended and restated, to the Staff, but as of the date of this filing, Nasdaq has not determined whether or not to accept the Company’s plan.

If the Company’s Common Stock is delisted from Nasdaq, the Company could face significant material adverse consequences, including:

●	it may adversely affect its ability to raise capital which is needed to stay operational;

●	a limited availability of market quotations for the Company common stock;

●	reduced liquidity with respect to the Company’s common stock;

●	a determination that the Company’s common stock is a “penny stock” which will require broker-dealers trading in the common stock to adhere to more stringent rules, resulting in a reduced level of trading activity in the secondary trading market for the common stock; and

●	being in default under the transaction documents entered into with the investors in the April 27, 2023 financing.

If the Company is unable to rectify any of the above-described Nasdaq issues, a delisting would subject the Company and its shareholders to the above.

ELOC

On August 24, 2023, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with Arena Business Solutions Global SPC II Ltd on behalf of and for the account of Segregated Portfolio #3 – SPC #3 (“Arena”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to direct Arena to purchase up to an aggregate of $100,000,000 of shares of common stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement (as defined in the ELOC Purchase Agreement), the Company has the right to present Arena with an advance notice (each, an “Advance Notice”) directing Arena to purchase any amount up to the Maximum Advance Amount (as defined in the ELOC Purchase Agreement). On October 30, 2023, the Registration Statement related to the ELOC Purchase Agreement was declared effective by the SEC.

Non-cancelable Obligations

In the course of BNC’s gaming business in association with its Platform, the Company has entered into non-cancelable obligations with certain parties to purchase services, such as technology and the hosting of the Platform. As of September 30, 2023, the Company had outstanding non-cancelable purchase obligations with terms of one year or longer aggregating $3,000,000 and obligations with terms less than one year of $2,000,000.

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

Financial instruments consist principally of cash, prepaid expenses, other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the three or six months ended September 30, 2023 and 2022. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The Company records the fair value of the of the warrant derivative liabilities disclosed in accordance with ASC 815. The fair values of the derivatives were calculated using the Black-Scholes Model. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in other income (expense) in the condensed consolidated statement of operations. The following table presents assets and liabilities that were measured and recognized at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Total Gains and (Losses)
September 30, 2023
Derivative liabilities	$-	$-	$2,200,951	$22,982,843
Investment – WTRV	-	-	9,224,785	-

March 31, 2023
Derivative liabilities	-	$-	$19,862,226	$32,924,126
Bitcoin	-	-	-	(9,122)
Investment – WTRV	-	-	9,224,785	(20,775,215)

The table below shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended September 30, 2023:

Beginning balance as of March 31, 2023	$(10,637,441)
Issuance – convertible notes with warrants	(4,686,817)
Net change in unrealized (depreciation) appreciation included in earnings	22,982,843
Ending balance as of September 30, 2023	$7,658,585

21. RELATED PARTY TRANSACTIONS

In connection with the hospitality services the Company offers, the Company and certain customers enter into separate arrangements with respect to sponsorships it provides in addition to a number of ongoing commercial relationships, including license agreements.

As of September 30, 2023 and March 31, 2023, the Company had related party receivables of $62,200 and $0, respectively. All receivables at September 30, 2023 were attributable to a single customer.

See Note 8 for the investment in WTRV and Note 17 for the preferred stock issued in the year ended March 31, 2023 with a significant shareholder. The Company’s Chief Executive Officer and Chief Financial Officer hold similar positions in WTRV.

In the six month period ended September 30, 2023, the Company was advanced an additional $7,510,520 from AAI.

The Company’s former subsidiary Zest Labs, along with the Company and Zest Labs Holdings, LLC (owned by Gary Metzger, a current board member of the Company and therefore a related party) (the “Purchaser”), entered into a stock purchase agreement dated August 25, 2023, whereby the Purchaser purchased 100% of the issued and outstanding common stock of Zest Labs from the Company in exchange for the Purchaser agreeing to distribute any net proceeds from any new or ongoing intellectual property litigation or the sale or licensing of any intellectual property of Zest Labs to the Company’s shareholders of record as of November 15, 2022. The Company recorded a gain on disposal of Zest Labs of $683,152 in this transaction. Zest Labs is no longer a subsidiary of the Company, and all of the assets and liabilities of have been assumed by the Purchaser.

Revenues and Accounts Receivable

The Company had related party hospitality service sales of $17,700 and $41,150 for the three and six months ended September 30, 2023, respectively, and $0 in the three and six months ended September 30, 2022.

Allocation of General Corporate Expenses

AAI provides use of certain assets, human resources and other executive services to the Company. The accompanying financial statements include allocations of these expenses. The allocation method calculates the appropriate share of costs to the Company by using the percentage of time spent working on and building the Company’s business. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. AAI allocated $507,576 and $1,395,842 of costs for the three and six months ended September 30, 2023, respectively, and $0 for the three and six months ended September 30, 2022.

22. SUBSEQUENT EVENTS

Chapter 7 Bankruptcy Filing of Agora and Bitstream

On November 1, 2023, both Agora and Bitstream, filed voluntary petitions for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. The bankruptcy cases are being administered under case numbers 23-51490 and 23-51491, respectively. The cases are still pending before the court.

S-1 Registration Statement

On October 30, 2023, the Registration Statement related to the ELOC Purchase Agreement was declared effective by the SEC. In conjunction with the ELOC Purchase Agreement, there were an indeterminable number of shares of the Company’s common stock to be issued to the Buyer equal to $4,000,000 to be issued as consideration for the Buyer’s irrevocable commitment to purchase shares of common stock (“Commitment Fee Shares”). $1 million of Commitment Fee Shares were due to be issued on each of (i) one business day after the effectiveness of the Registration Statement, and (ii) the three, six and nine months after the date of effectiveness. As of November 16, 2023, the Company received requests from the Buyer and subsequently issued 455,418 shares of common stock registered under this S-1 towards the Commitment Fee Shares.

S-3 Registration Statement and Subsequent Conversions

On October 19, 2023, the registration statement registering the shares of common stock issuable upon conversion of the senior secured convertible notes issued in April 2023 was declared effective by the SEC. As of November 16, 2023, the Company received conversion notices converting an aggregate of $264,650 of the senior secured convertible notes and subsequently issued an aggregate of 503,652 shares of common stock.

Name and Ticker Symbol Change

Effective November 1, 2023, the Company changed its name from BitNile Metaverse, Inc., to RiskOn International, Inc. and changed its ticker symbol from BNMV to ROI. The change in both name and ticker are underscored by the Company’s commitment to developing a vertically integrated community while creating a seamless and enriched user experience.

Changes in Board of Directors Composition

On October 13, 2023, the Company appointed Robert O. Smith to its Board of Directors. Mr. Smith will serve as lead independent director and as Chairman of the Audit Committee. Mr. Smith replaces Steve Nelson who departed the Board of Directors on September 30, 2023; Mr. Nelson’s resignation was not the result of any disagreement with the Company, or its management on any matter relating to the Company’s operations, policies or practices.

Changes in Authorized Shares

On October 16, 2023, the Company, upon obtaining shareholder approval, filed a certificate of amendment to its Articles of Incorporation increasing its authorized shares of common stock from 3,333,333 to 500,000,000.

Nasdaq Compliance

On November 2, 2023, the Company received a notice in the form of a letter (“Deficiency Letter”) from the Staff of the Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 31 consecutive business days.

In accordance with Nasdaq listing rule 5810(c)(3)(A), the Company has 180 calendar days, or until April 30, 2024, to regain compliance. The Deficiency Letter states that to regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more (the “Minimum Bid Price”) for a minimum of 10 consecutive business days during the compliance period ending April 30, 2024. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting. At that time, the Company may appeal any such delisting determination to a Nasdaq hearings panel.

Term Note Agreement

On November 8, 2023, the Company entered into a term note (“Term Note”) agreement for a principal amount of $660,000 with an institutional investor. After accounting for an original issue discount of $60,000, the Company received proceeds of $600,000. The Term Note has a maturity date of January 7, 2024 and shall accrue interest at a rate of 10% per annum.

Series D Preferred Purchase Agreement, Related Party

On November 14, 2023, the Company entered into a securities purchase agreement (the “SPA”) with AAI, pursuant to which the Company agreed to sell to AAI 603.44 shares of newly designated Series D Convertible Preferred Stock (“Series D shares”) for a total purchase price of $15,085,931. This transaction closed on November 15, 2023. The purchase price was paid by the cancellation of $15,085,931 of cash advances made by the Purchaser to the Company between January 1, 2023 and November 9, 2023. The Series D shares each have a stated value of $25,000 per share. Each Series D share is convertible into a number of shares of the Company’s common stock determined by dividing the Stated Value by $0.51 (the “Conversion Price”), or an aggregate of 29,580,392 shares of Common Stock. The Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. As the Conversion Price represents a premium to the closing price of the Common Stock on the date of execution of the Agreement, the conversion of the Preferred Shares is not subject to limitations on conversion.

Common Stock Issuance

On November 17, 2023, the Company issued 73,361 shares of common stock for Series A Preferred dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2023.

Overview

On March 15, 2023, Ecoark Holdings, Inc. changed its name to BitNile Metaverse, Inc.; subsequently, on November 1, 2023 it changed its name to RiskOn International, Inc. (the “Company”) and is a holding company incorporated in the State of Nevada on November 19, 2007. On February 8, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) by and among Ault Alliance, Inc. (“AAI”), the owner of approximately 86% of BitNile.com, Inc. (“BNC”), a significant shareholder of the Company, and the minority shareholders of BNC (the “Minority Shareholders”). The SEA provides that, subject to the terms and conditions set forth therein, the Company will acquire all of the outstanding shares of capital stock of BNC as well as the securities of Earnity, Inc. beneficially owned by BNC (which represents approximately 19.9% of the outstanding securities of Earnity, Inc. as of the date of the SEA), in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of the Company to be issued to Ault (the “Series B”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of the Company to be issued to the Minority Shareholders (the “Series C,” and together with the Series B, the “Preferred Stock”). The Series B and the Series C, the terms of which are summarized in more detail below, each have a stated value of $10,000 per share (the “Stated Value”), for a combined stated value of $100,000,000, and subject to adjustment are convertible into a total of up to 13,333,333 shares of the Company’s common stock. The Company has independently valued the Series B and Series C as of the date of acquisition. The combined value of the shares issued to Ault was $53,913,000 using a blended fair value of the discounted cash flow method and option pricing method. See Note 5 for the details on the asset purchase as BNC did not meet the accounting definition of a business and Note 17 for details on the Series B and C Preferred Stock.

Through September 30, 2022, the Company’s former wholly owned subsidiaries with the exception of Agora Digital Holdings, Inc., a Nevada corporation (“Agora”) and Zest Labs, Inc. (“Zest Labs”) have been treated for accounting purposes as divested. Please refer to our Annual Report for the year ended March 31, 2023 (“2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on July 14, 2023 for details on all of our prior subsidiaries that were divested in the year ended March 31, 2023 and an overview of the business conducted in those subsidiaries. On August 28, 2023, we executed a spin-off of Zest Labs, which owns intellectual property relating to agriculture shelf life and freshness management, pursuant to a stock purchase agreement whereby we sold all of the outstanding shares of Zest Labs, Inc. to Zest Labs Holding, LLC. The comparative financial statements for the three and six months ended September 30, 2022 reflect the operations of those subsidiaries that were sold during the year ended March 31, 2022 as discontinued operations in the condensed consolidated statements of operations and as assets and liabilities of discontinued operations on the condensed consolidated balance sheets.

Through BNC, we are primarily engaged in the development and operation of an online metaverse platform (the “Metaverse”). The Metaverse represents a significant development in the online metaverse landscape, offering immersive, interconnected digital experiences that are inclusive, engaging, and dynamic. By integrating various elements such as virtual markets, real world goods marketplaces and VIP experiences, gaming, social activities, sweepstakes, gambling, and more, the Company aims to revolutionize the way people interact online. Our virtual world, located at BitNile.com, is accessible via any device using any web browser, without requiring permissions, downloads, or apps, and the platform can be enjoyed without the need for bulky and costly virtual reality headsets.

Our games operate on a free-to-play model, whereby game players may collect coins free of charge through the passage of time and, if a game player wishes to obtain coins above and beyond the level of free coins available to that player, the player may purchase additional coin packages (“Freemium” gaming model). Once obtained, Nile Tokens and Nile Coins (either free or purchased) cannot be redeemed for cash or exchanged for anything outside of the metaverse. When coins are used and played in the games, the game player could “win” and would be awarded additional coins or could “lose” and lose the future use of those coins.

Our current and planned products and experiences are:

●	Virtual markets. The platform facilitates sales of digital assets the Company as well as third party vendors like virtual real estate, digital art, user customizations, and unique collectibles.

●	Real world goods marketplaces. The platform allows users to shop for a diverse range of real world products and VIP experiences.

●	Gaming. The platform provides an extensive selection of gaming options, including participation in games, sweepstakes and social gaming experiences, such as Blackjack.

●	Sweepstakes gaming. The platform features a dedicated gaming zone for users to engage in sweepstakes gaming, offering opportunities to win virtual and real money.

●	Contests of skill. The platform organizes competitions for users to showcase their talents and compete against others for prizes and recognition in various disciplines.

●	Building private spaces. The platform allows users to construct and customize their dream homes or private spaces.

●	Socialization and connectivity. The platform’s ongoing mission will be to foster global connections by enabling users to interact with individuals from around the world, forming new friendships, collaborating on projects or engaging in conversations within various social hubs.

●	Real and virtual concerts. We expect the platform to host live and virtual concerts within the metaverse, featuring performances from both real world and virtual artists, allowing users to attend and enjoy shows in an immersive environment.

Our Business Strategy

The metaverse industry is experiencing rapid growth and expansion, driven by advancements in technology, increased interest in virtual experiences and the rise of digital economies. Our business strategy revolves around creating a seamless, all-encompassing platform that caters to various user needs and interests.

The strategic pillars for the growth of our BitNile.com metaverse platform include (i) leveraging cutting-edge technology to offer a user-friendly, browser-based platform compatible with virtual reality headsets and other modern devices for an enhanced experience, (ii) providing a diverse range of products and experiences that caters to users with different interests and preferences, (iii) fostering global connections and a sense of community among users, encouraging socialization and collaboration, and (iv) focusing on continuous innovation to stay ahead of industry trends and customer expectations.

We expect to generate revenue in fiscal 2024 through the sale of tokens or coins that provide our end users with interactive entertainment (game play) and durable goods principally for the personal computer and mobile platforms.

Competition

The Company faces competition from existing metaverse platforms and new entrants. Key competitors include:

●	Established metaverse platforms, such as Decentraland, The Sandbox, and Second Life, as well as companies that develop metaverse tools and platforms such as META;

●	Gaming-focused platforms, like Fortnite and Roblox; and

●	Social media platforms that integrate metaverse elements, such as Facebook’s Horizon Workrooms.

Regulatory Environment

The Company operates within a complex and evolving regulatory landscape, with key considerations including:

●	Data privacy and protection regulations, such as GDPR and CCPA;

●	Compliance with gaming and gambling regulations in various jurisdictions; and

●	Intellectual property rights and digital asset ownership.

Recent Developments

During the current fiscal year ending March 31, 2024, the Company engaged in the following transactions:

●	The Company raised approximately $3,500,000 in an At-the-Market capital raise during the fourth fiscal quarter of the year ended March 31, 2023 and the three months ended June 30, 2023. The ATM was terminated on June 16, 2023 after having raised approximately $3,500,000.

●	On April 27, 2023, the Company closed a $6,875,000 senior secured convertible promissory note (see Note 14), and with the senior secured convertible note, the Company granted the noteholders 2,100,905 warrants that expire five years from the issuance date and have a strike price of $3.28. The warrants due contain a rachet provision which the Company has determined meets the criteria for treatment as a derivative liability. The Company recorded a discount on the convertible note of $3,334,246 which represents the derivative liability at inception of the warrants. The fair value of the warrants was estimated to be $1,109,183 as of September 30, 2023.

●	On May 4, 2023, the Company amended its Articles of Incorporation to effectuate a 1-for-30 reverse stock split. The Company also reduced its authorized shares on a 1-for-30 basis going from 100,000,000 authorized shares down to 3,333,333 authorized shares. The Company has reflected this reverse split retroactively in their condensed consolidated financial statements pursuant to SAB Topic 4C.

●	On May 8, 2023, the Company received a letter from the Listing Qualifications staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Staff has determined to delist the Company’s common stock, par value $0.001 per share (the “Common Stock”) from The Nasdaq Capital Market, effective May 17, 2023, pursuant to Listing Rule 5810(c)(3)(A)(iii), as the Company’s common stock traded below $0.10 per share for 10 consecutive trading days. On May 12, 2023, the Company issued a press release announcing a 1-for-30 reverse stock split of its outstanding common stock which was effective for trading purposes as of the commencement of trading on May 15, 2023. On May 26, 2023, the Company received a letter from Nasdaq stating that the Company’s bid price deficiency had been cured.

●	On May 15, 2023, Agora and Trend Ventures, LP entered into a First Amendment of Senior Secured Promissory Note (“First Amendment”), to amend the $4,250,000 senior secured promissory note entered into June 16, 2022. The First Amendment amended the following clauses of the original note: (a) the principal amount was amended from $4,250,000 to $4,443,870, which includes all of the accrued interest through May 15, 2023; (b) the maturity date was amended from June 16, 2025 to May 15, 2025; and (c) the interest rate shall remain at 5%, and any additional accrued interest under the Default Rate shall be mutually waived by both parties. No payments on either principal or interest shall be due until the new maturity date. As of June 30, 2023, the Company has had a full reserve established for the principal and accrued interest receivable.

●

On June 21, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that the Staff has determined that the Company has violated Nasdaq’s voting rights rule set forth in Listing Rule 5640 (the “Voting Rights Rule”). The alleged violation of the Voting Rights Rule relates to the issuance of (i) 8,637.5 shares of the Series B, and (ii) 1,362.5 shares of the Series C in connection with the acquisition of BNC as well as the securities of Earnity, Inc. beneficially owned by BNC (collectively, the “Assets”) pursuant to the SEA by and among the Company, AAI and the minority shareholders of BNC, which was previously disclosed on Current Reports on Form 8-K filed by the Company on February 14, 2023 and March 10, 2023.

●

On July 18, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq indicating that the Company’s shareholders’ equity as reported in the 2023 Annual Report did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s shareholders’ equity be at least $2.5 million. As reported in the 2023 Annual Report, the Company’s shareholders’ equity as of March 31, 2023 was approximately $(13.9) million.

According to the letter, the Company had 45 calendar days from the date of the letter to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). If the Company’s compliance plan is accepted by Nasdaq, then Nasdaq may, in its discretion, grant the Company up to 180 calendar days from the date of the Letter, or until January 14, 2024, to evidence compliance. If Nasdaq does not accept the Company’s plan, then Nasdaq may issue a staff delisting determination letter whereby the Company’s common stock will be subject to delisting. The Company would have the opportunity to appeal that decision to a Nasdaq hearings panel. The Company submitted a compliance plan, which was subsequently amended and restated, to the staff, but as of the date of this filing, Nasdaq has not determined whether or not to accept the Company’s plan.

●	On August 24, 2023, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with Arena Business Solutions Global SPC II Ltd on behalf of and for the account of Segregated Portfolio #3 – SPC #3 (“Arena”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Arena to purchase up to an aggregate of $100,000,000 of shares of our common stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement (as defined in the ELOC Purchase Agreement), we have the right to present Arena with an advance notice (each, an “Advance Notice”) directing Arena to purchase any amount up to the Maximum Advance Amount. The Registration Statement was declared effective on October 30, 2023.

●	On August 25, 203, we, Zest Labs and Zest Labs Holdings, LLC (owned by Gary Metzger, a current board member of our company) (the “Purchaser”), entered into a stock purchase agreement, whereby the Purchaser purchased 100% of the issued and outstanding common stock of Zest Labs from us in exchange for the Purchaser agreeing to distribute any net proceeds from any new or ongoing intellectual property litigation or the sale or licensing of any intellectual property of Zest Labs to our shareholders of record as of November 15, 2022.

●	On September 28, 2023, the Company amended the Certificate of Designations for each of the Series B Preferred Stock and the Series C Preferred Stock to eliminate all voting rights of these series of preferred stock. On October 16, 2023, Nasdaq notified the Company that it had regained compliance with the Voting Rights Rule.

●

On November 2, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 31 consecutive business days.

In accordance with Nasdaq listing rule 5810(c)(3)(A), the Company has 180 calendar days, or until April 30, 2024, to regain compliance. The Deficiency Letter states that to regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more (the “Minimum Bid Price”) for a minimum of 10 consecutive business days during the compliance period ending April 30, 2024. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its common stock will be subject to delisting. At that time, the Company may appeal any such delisting determination to a Nasdaq hearings panel.

●	On November 14, 2023, we entered into a Securities Purchase Agreement (the “Agreement”) with AAI, pursuant to which we sold to AAI 603.44 shares of newly designated Series D Convertible Preferred Stock (the “Preferred Shares”) for a total purchase price of $15,085,930.69 (the “Transaction”). The Transaction closed on November 15, 2023 (the “Closing Date”).

The purchase price was paid by the cancellation of $15,085,930.69 of cash advances made by AAI to us between January 1, 2023 and November 9, 2023.

  The terms of the Preferred Shares as set forth in the Certificates of Designations of the Rights, Preferences and Limitations of the Series D Convertible Preferred Stock (the “Certificate”). The Preferred Shares each have a stated value of $25,000 per share (the “Stated Value”). Pursuant to the Certificate, each Preferred Share is convertible into a number of shares of our common stock determined by dividing the Stated Value by $0.51 (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

The Preferred Shares holders are entitled to receive dividends at a rate of 10% of the Stated Value per annum from issuance until November 14, 2033 (the “Dividend Term”). During the first two years of the Dividend Term, dividends will be payable, in our option, in additional Preferred Shares rather than cash, and thereafter dividends will be payable in either additional Preferred Shares or cash as the majority holder may elect. If the Company fails to make a dividend payment as required by the Certificate, the dividend rate will be increased to 15% for as long as such default remains ongoing and uncured. Each Preferred Share also has a $25,000 liquidation preference in the event of a liquidation, change of control event, dissolution or winding up of our company, and ranks senior to all our other capital stock with respect thereto other than the existing Series B Preferred Stock and Series C Preferred Stock, with which the Preferred Shares shall have equal ranking. Each Preferred Share is entitled to vote, on an as-converted basis, with the common stock at a rate of 0.9 votes per share of common stock into which the Preferred Share is convertible.

In addition, for as long as at least 25% of the Preferred Shares remain outstanding, AAI must consent with respect to certain corporate events, including reclassifications, fundamental transactions, stock redemptions or repurchases, increases in the number of directors, and declarations or payment of dividends, and further we are subject to certain negative covenants, including covenants against issuing additional shares of capital stock or derivative securities, incurring indebtedness, engaging in related party transactions, selling of properties having a value of over $50,000, altering the number of directors, and discontinuing the business of any subsidiary, subject to certain exceptions and limitations.

The Agreement provides the holders of Preferred Shares with most favored nations rights in the event we offer securities with more favorable terms than the Preferred Shares for as long as the Preferred Shares remain outstanding. Under the Agreement, while any Preferred Shares are outstanding, we are prohibited from redeeming or declaring or paying dividends on outstanding securities other than the Preferred Shares. Further, the Agreement prohibits us from issuing or amending securities at a price per share below the Conversion Price, or to engage in variable rate transactions, for a period ending on the earlier of (i) four (4) years from the Closing Date and (ii) the date that AAI holds less than 250 Preferred Shares.

Segment Reporting for the Three and Six Months Ended September 30, 2023 and 2022

As a result of the sales of WTRV and Banner Midstream, and the immaterial nature of the operations of Zest Labs and Agora, we no longer segregate our operations.

Results of Operations

The discussion of our results of operations should be evaluated considering that our primary subsidiaries were sold in the year ended March 31, 2023 and their results of operations are now treated as discontinued operations. Accordingly, period to period comparisons may not be meaningful.

Continuing Operations For the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Change	Change
	2023	2022	($)	(%)
Hospitality and VIP experience revenue	$17,700	$-	$17,700	100%
Gaming revenue	1,500	-	1,500	100%
Cost of revenue	28,422	88,212	(59,790)	-68%
Gross loss	(9,222)	(88,212)	78,990	90%

Operating expenses:
Depreciation, amortization and impairment	4,032,157	1,668,555	2,363,602	142%
Bad debt	55,548	-	55,548	100%
Selling, general and administration	7,030,891	1,621,728	5,409,163	334%
Salaries and professional consulting fees	2,619,762	3,625,044	(1,005,282)	-28%
Total operating expenses	13,738,358	6,915,327	6,823,031	99%
Operating loss	(13,747,580)	(7,003,539)	(6,744,041)	-96%
Other (expense) income
Change in fair value of warrant derivative liabilities	1,862,290	3,286,004	(1,423,714)	-43%
Dividend expense	(1,553,458)	-	1,553,458	100%
Amortization of discounts	(2,161,211)	-	2,161,211	100%
Loss on disposal of fixed assets	-	(570,772)	(570,772)	-100%
Interest expense, net of interest income	41,499	(281,900)	323,399	-115%
Total other (expense) income	(1,810,880)	2,433,332	(4,244,212)	-174%
Loss from continuing operations before discontinued operations	(15,558,460)	(4,570,207)	(10,988,253)	-240%
Discontinued operations
Loss from discontinued operations	(385,242)	(7,629,448)
Gain (loss) on disposal of discontinued operations	683,152	(12,534,900)
Total gain (loss) discontinued operations	297,910	(20,164,348)
Net loss	$(15,260,550)	$(24,734,555)

Revenue and Gross Loss

During the three-month period ended September 30, 2023, we had increased revenues of $19,200 and decreased gross loss of $78,990 compared to the three-month period ended September 30, 2022, primarily due to prior year salary and wage expenses coupled with the hospitality sales, which began in the three-month period ended September 30, 2023.

Operating Loss and Operating Expenses

During the three months ended September 30, 2023, our operating loss increased by $7 million, from $7 million for the three-month period ended September 30, 2022, to $14 million for the three-month period ended September 30, 2023, primarily due to increased advertising expenses and platform hosting fees coupled with increased travel, legal and management expenses of approximately $5 million and $2 million, respectively.

Loss from Continuing Operations

We had increased loss from continuing operations for the period of approximately $11 million, from $5 million for the three-month period ended September 30, 2022, to $16 million for the three-month period ended September 30, 2023, due to the increase of our operating loss of approximately $7 million, the amortization of derivative discounts expense of $2 million and dividend expenses of approximately $2 million.

Continuing Operations For the Six Months Ended September 30, 2023 and 2022

	Six Months Ended September 30,		Change	Change
	2023	2022	($)	(%)
Hospitality and VIP experience revenue	$62,850	$-	$62,850	100%
Gaming revenue	1,500	-	1,500	100%
Cost of revenue	114,722	182,074	(67,352)	-37%
Gross loss	(50,372)	(182,074)	131,702	72%

Operating expenses:
Depreciation, amortization and impairment	4,169,039	1,713,651	2,455,388	143%
Bad debt	108,963	-	108,963	100%
Selling, general and administration	16,864,801	2,460,929	14,403,872	585%
Salaries and professional consulting fees	4,211,660	9,582,893	(5,371,233)	-56%
Total operating expenses	25,354,463	13,757,473	11,596,990	84%
Operating loss	(25,404,835)	(13,939,547)	(11,465,288)	-82%
Other income (expense)
Change in fair value of derivative liabilities	22,982,843	2,892,472	20,090,371	695%
Dividend expense	(3,150,680)	-	3,150,680	100%
Amortization of discounts	(2,584,384)	-	2,584,834	100%
Loss on disposal of fixed assets	-	(570,772)	(570,772)	-100%
Interest expense, net of interest income	(221,036)	(318,728)	(97,692)	-31%
Total other income	17,026,743	2,002,972	15,023,771	750%
Loss from continuing operations before discontinued operations	(8,378,092)	(11,936,575)	(3,558,483)	-30%
Discontinued operations
Loss from discontinued operations	(2,104,888)	(11,699,050)
Gain (loss) on disposal of discontinued operations	683,152	(11,823,395)
Total loss from discontinued operations	(1,421,736)	(23,522,445)
Net loss	$(9,799,828)	$(35,459,020)

Revenue and Gross Loss

During the six-month period ended September 30, 2023, we had increased revenues of $64,350 and decreased gross loss of $131,702 compared to the six-month period ended September 30, 2022, primarily due to prior year salary and wage expenses coupled with hospitality and VIP experience sales, which began in the six-month period ended September 30, 2023.

Operating Loss and Operating Expenses

During the six months ended September 30, 2023, our operating loss increased by $11 million, from $14 million for the six-month period ended September 30, 2022, to $25 million for the six-month period ended September 30, 2023, primarily due to advertising and hospitality expenses, platform hosting fees and travel expenses of approximately $11 million, $2 million and $2 million, respectively. These expenses were partially offset by a decrease in salaries and professional fees of approximately $4 million.

Loss from Continuing Operations

We had decreased loss from continuing operations for the period of approximately $4 million, from $12 million for the six-month period ended September 30, 2022, to $8 million for the six-month period ended September 30, 2023, due to the gain of $18 million of other income primarily due to a change in the fair value of derivative liabilities and a gain on disposal of discontinued operations in 2023, partially offset by increased dividend expenses coupled with our increased operating loss of approximately $3 million and $11 million, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable, accounts payable and capital expenditures.

Net cash used in operating activities of continuing operations was approximately $16 million for the six month period ended September 30, 2023, as compared to approximately $14 million in the prior year period. The $2 million increase in the current period was primarily due to the change in the fair value of derivative liabilities of approximately $23 million, partially offset by no loss on disposal of WTRV and Banner Midstream of $12 million, depreciation amortization and impairment of approximately $4 million and dividends payable, gain on disposal of discontinued operations and legal expenses of $5 million.

Net cash provided by investing activities decreased due to no cash being provided in the current year period by discontinued operations.

Net cash provided by financing activities increased by approximately $2 million primarily, due to the proceeds from parent of $7 million and the proceeds from the sale of common stock and convertible notes of $7 million in the current year period offset by proceeds from the proceeds related to the sale of preferred stock of $12 million in the prior year period.

As of September 30, 2023, we had $1,554 in cash and cash equivalents. We believe that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the condensed consolidated financial statements, and we need to raise capital to support our operations, raising substantial doubt about our ability to continue as a going concern. We recently acquired BNC and have generated nominal revenue as of September 30, 2023. The accompanying financial statements for the three and six month periods ended September 30, 2023 have been prepared assuming we will continue as a going concern, but our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we establish continued revenue streams and become profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. If we are unable to obtain the necessary additional financing on a timely basis, we will be required to delay, reduce or perhaps even cease the operation of our business. Our ability to continue as a going concern is dependent upon our ability to successfully secure other sources of financing and attain profitable operations. In our fourth fiscal quarter ended March 31, 2023, we raised $1,715,439 from the sales of our common stock related to an “At-the-Market” (“ATM”) offering, with an additional approximate $1,800,000 raised in the first fiscal quarter of 2024. In addition, on April 27, 2023, we sold $6.875 million of principal face amount senior secured convertible notes with an original issue discount to sophisticated investors for gross proceeds to the company of $5.5 million. The notes mature on April 27, 2024 and are secured by all of our assets and certain of our subsidiaries, including BNC. The proceeds received have gone towards working capital until we can generate the necessary funds from our operations. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See “Risk Factors” included in our 2023 Annual Report filed with the Securities and Exchange Commission SEC on July 14, 2023.

Critical Accounting Estimates

Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets;

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

Level 3 inputs: Instruments with primarily unobservable value drivers.

The carrying values of our financial instruments such as cash, accounts payable, and accrued expenses approximate their respective fair values because of the short-term nature of those financial instruments.

Derivative Financial Instruments

We do not currently use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks and do not expect to in the current fiscal year. Management evaluates all of our financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We generally uses a Black-Scholes model, as applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, are remeasured at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the derivative liabilities.

Recently Issued Accounting Standards

In October 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update 2021-08, “Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. We do not expect this guidance to have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The guidance is effective for fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), which pushes back the effective date for public business entities that are smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022. Early adoption is permitted. The adoption of ASU 2016-13 which began April 1, 2023, did not have a material impact on our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weaknesses previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, the end of its most recent fiscal year.

Management has identified the following material weaknesses:

1.	The Company does not have sufficient segregation of duties within accounting functions;

2.	Lack of formal review procedures including multiple level of review over accounting financial reporting process due to the small size of its accounting staff;

3.	The Company does not have sufficient written documentation of our internal control policies and procedures; and

4.	The Company’s financial reporting is carried out with the assistance of an outside financial consultant.

Planned Remediation

Management continues to work to improve its controls related to our material weaknesses. Management will continue to implement measures to remediate material weaknesses, such that these controls are designed, implemented, and operating effectively. We plan to rectify these weaknesses by implementing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we have sufficient financial and human capital resources to do so. In order to achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

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

These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Despite the existence of these material weaknesses, we believe that the condensed consolidated financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Controls Over Financial Reporting

Except as detailed above, during the fiscal quarter ended September 30, 2023, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the period covered by this report, there were no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended March 31, 2023.

ITEM 1A. RISK FACTORS

There are no updates or changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended March 31, 2023, as supplemented by the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation, dated November 20, 2007, as amended. Incorporated by reference to the Current Report on Form 10-Q filed on February 12, 2021 as Exhibit 3.1 thereto.
3.2	Certificate of Amendment to Articles of Incorporation, dated October 8, 2021. Incorporated by reference to the Current Report on Form 8-K filed on October 12, 2021 as Exhibit 3.1 thereto.
3.3	Articles of Merger, dated March 17, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 21, 2023 as Exhibit 3.1 thereto.
3.4	Certificate of Change, dated May 4, 2023. Incorporated by reference to the Current Report on Form 8-K filed on May 10, 2023 as Exhibit 3.1 thereto.
3.5	Certificate of Amendment of Articles of Incorporation, as amended, effective October 16, 2023. Incorporated by reference to the Current Report on Form 8-K filed on October 17, 2023 as Exhibit 3.1 thereto.
3.6	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on October 30, 2023 and effective November 1, 2023. Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2023 as Exhibit 3.1 thereto.
3.7	Certificate of Designation for Series A Convertible Redeemable Preferred Stock dated June 8, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2022 as Exhibit 3.1 thereto.
3.8	Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock, dated June 22, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 27, 2022 as Exhibit 3.1 thereto.
3.9	Second Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock, dated July 14, 2022. Incorporated by reference to the Current Report on Form 8-K filed on July 15, 2022 as Exhibit 3.1 thereto.
3.10	Third Certificate of Amendment to the Certificate of Designation for the Series A Convertible Redeemable Preferred Stock, dated November 28, 2022. Incorporated by reference to the Current Report on Form 8-K filed on November 30, 2022 as Exhibit 3.1 thereto.
3.11	Certificate of Amendment to the Certificate of Designation of Rights, Preferences and Limitations of Series A Convertible Redeemable Preferred Stock, dated May 9, 2023. Incorporated by reference to the Current Report on Form 8-K filed on May 10, 2023 as Exhibit 3.2 thereto.
3.12	Form of Certificate of Designations of Rights, Preferences and Limitations of Series B Convertible Preferred Stock, dated March 6, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.1 thereto.
3.13	Form of Certificate of Amendment to the Form of Certificate of Designations of Rights, Preferences and Limitations of Series B Convertible Preferred Stock, dated March 7, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.3 thereto.
3.14	Form of Certificate of Designations of Rights, Preferences and Limitations of Series C Convertible Preferred Stock, dated March 6, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.2 thereto.
3.15	Form of Certificate of Amendment to the Form of Certificate of Designations of Rights, Preferences and Limitations of Series C Convertible Preferred Stock, dated March 7, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.4 thereto.
3.16	Amended and Restated Bylaws effective as of April 24, 2017. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2017 as Exhibit 3.1 thereto.
3.17	First Amendment to Amended and Restated Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on August 30, 2021 as Exhibit 3.1 thereto.
3.18	Second Amendment to Amended and Restated Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2022 as Exhibit 3.2 thereto.
10.1*	Purchase Agreement, dated as of August 24, 2023, between BitNile Metaverse, Inc. and Arena Business Solutions Global SPC II, LTD., on behalf of and for the account of Segregated Portfolio #3 – SPC #3. Incorporated by reference to the Current Report on Form 8-K filed on August 25, 2023 as Exhibit 10.1 thereto.
10.2	Stock Purchase Agreement dated as of August 28, 2023, between Zest Labs, Inc. and Zest Labs Holdings, LLC. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 10.1 thereto.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RiskOn International, Inc.

Date: November 20, 2023	By:	/s/ Randy May
Randy May
Chief Executive Officer

Date: November 20, 2023	By:	/s/ Jay Puchir
Jay Puchir
Chief Financial Officer