Form 10-Q
period 2023-12-31
RiskOn International, Inc.
filed 2024-02-20
CIK 1437491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-40701

RISKON INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0680177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11411 Southern Highlands Pkwy, Suite 240, Las Vegas, NV	89141	(800) 762-7293
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ROI	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,634,808 shares of common stock as of February 16, 2024.

1

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RISKON INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$101,487	$65,838
Accounts receivable	63,246	-
Investment - White River Energy Corp. (“WTRV”)	9,224,785	9,224,785
Prepaid expenses and other current assets	376,360	1,200,157
Assets in bankruptcy	-	21,911
Current assets of discontinued operations held for sale	60,860	1,302,709
TOTAL CURRENT ASSETS	9,826,738	11,815,400

Property and equipment, net	336,593	323,816
Intangible assets, net	5,892,389	6,204,339
Right-of-use assets, operating leases	264,519	-
Other non-current assets	256,000	-
Non-current assets in bankruptcy	124,973	4,447,891
Non-current assets of discontinued operations/held for sale	259,790	984,071
TOTAL ASSETS	$16,961,002	$23,775,517

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$10,813,484	$3,503,179
Accrued liabilities	922,498	1,101,447
Dividends payable	1,342,259	-
Derivative liabilities	1,375,063	19,862,226
Notes and related party advances	944,739	-
Current portion of long-term debt	313,860	311,542
Advances - former parent of Bitnile.com, Inc. (“BNC”)	3,760,857	5,782,643
Liabilities in bankruptcy	3,259,928	3,061,430
Current portion of convertible note payable	4,559,619	-
Current portion of lease liability - operating leases	16,765	-
Current liabilities of discontinued operations/held for sale	1,750,910	3,569,672
TOTAL CURRENT LIABILITIES	29,059,982	37,192,139

LONG TERM LIABILITIES
Operating lease liability, non-current	219,492	-
Long-term debt net of current portion	132,336	149,716
Non-current liabilities of discontinued operations/held for sale	1,108,955	377,786
TOTAL LIABILITIES	30,520,765	37,719,641
Commitment and contingencies
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A Preferred stock, 703 and 882 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	-	-
Series B Preferred stock, 8,883.4 and 8,637.5 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	-	-
Series C Preferred stock, 1,401.3 and 1,362.5 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	-	-
Series D Preferred stock, 611.2 and 0 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized; 10,734,744 and 1,383,832 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	10,735	1,384
Additional paid-in capital	224,229,296	199,062,577
Accumulated deficit	(232,241,623)	(208,677,438)
Total shareholders’ deficit before non-controlling interest	(8,001,592)	(9,613,477)
Non-controlling interest	(5,558,171)	(4,330,647)
TOTAL SHAREHOLDERS’ DEFICIT	(13,559,763)	(13,944,124)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$16,961,002	$23,775,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISKON INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
RiskOn360 revenue	$240,356	$-	$240,356	$-
BitNile.com and service revenue	-	-	64,350	-
Cost of revenue	2,058,024	-	2,172,746	-
Gross loss	(1,817,668)	-	(1,868,040)	-

Operating expenses
Salaries	1,038,788	241,403	2,461,243	917,215
Professional and consulting fees	359,745	123,288	790,221	248,015
Selling, general and administration	6,897,295	1,089,816	23,175,273	2,386,655
Depreciation and amortization	125,016	-	371,223	-
Total operating expenses	8,420,844	1,454,507	26,797,960	3,551,885
Operating loss	(10,238,512)	(1,454,507)	(28,666,000)	(3,551,885)
Other income (expense)
Change in fair value of derivative liabilities	824,475	6,124,833	23,807,318	9,017,305
Dividend expense	(1,589,046)	-	(4,739,726)	-
Loss on conversion of derivative liability to common stock in conversion of preferred stock	-	(3,923)	-	(3,923)
Gain on conversion of notes and derivative liability	2,563	-	2,563	-
Loss on disposal of fixed assets	(2,454)	-	(2,454)	-
Loss on redemption of Series A preferred stock	(1,938,587)		(1,938,587)
Amortization of discounts	(1,588,474)	-	(4,172,858)	-
Interest (expense) income, net of interest income	(25,219)	87,611	(70,764)	(77,353)
Total other (expense) income	(4,316,742)	6,208,521	12,885,492	8,936,029
(Loss) gain from continuing operations before discontinued operations	(14,555,254)	4,754,014	(15,780,508)	5,384,144
Discontinued operations
Loss from discontinued operations	(243,863)	(2,327,043)	(9,501,589)	(26,592,798)
Gain (loss) on disposal of discontinued operations	-	-	683,152	(11,823,395)
Total loss from discontinued operations	(243,863)	(2,327,043)	(8,818,437)	(38,416,193)
Net (loss) income	(14,799,117)	2,426,971	(24,598,945)	(33,032,049)
Net income attributable to non-controlling interest	-	322,351	1,227,524	2,642,559

Net (loss) income to controlling interest	(14,799,117)	2,749,322	(23,371,421)	(30,389,490)
Less preferred stock dividends	192,764	99,737	192,764	484,213
Net (loss) income to controlling interest of common shareholders	$(14,991,881)	$2,649,585	$(23,564,185)	$(30,873,703)

Net (loss) income per share – basic and diluted
Net (loss) income from continuing operations	$(3.31)	$5.00	$(5.53)	$5.90
Net loss from discontinued operations	$(0.06)	$(2.45)	$(3.09)	$(42.11)
Net (loss) income per share	$(3.37)	$2.55	$(8.62)	$(36.21)
Weighted average common shares – basic and diluted	4,387,130	949,996	2,854,949	912,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISKON INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated		Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit		interest	Deficit
Balance, March 31, 2023	1,383,832	$1,384	$199,062,577	$(208,677,438)	-	$(4,330,647)	$(13,944,124)
Shares issued for cash under at-the-market (“ATM”), net of fees	935,452	935	1,779,505	-	-	-	1,780,440
Shares issued for preferred stock dividends	40,022	40	300,118	-	-	-	300,158
Shares issued by Agora Digital Holdings, Inc. (“Agora”) for services rendered, net of amounts prepaid	-	-	630,206	-	-	-	630,206
Share-based compensation	-	-	258,655	-	-	-	258,655
Net income	-	-	-	5,945,601	-	(484,879)	5,460,722
Balance, June 30, 2023	2,359,306	2,359	202,031,061	(202,731,837)	-	(4,815,526)	(5,513,943)
Shares issued by Agora for services rendered, net of amounts prepaid	-	-	1,721,310	-	-	-	1,721,310
Net loss	-	-	-	(14,517,905)	-	(742,645)	(15,260,550)
Balance, September 30, 2023	2,359,306	2,359	203,752,371	(217,249,742)	-	(5,558,171)	(19,053,183)
Shares issued for preferred stock dividends	73,361	73	550,159	-	-	-	550,232
Shares issued under equity line of credit (“ELOC”) agreement	6,974,156	6,974	1,057,922	-	-	-	1,064,896
Shares issued for commitment to ELOC offering	634,152	635	384,498	-	-	-	385,133
Shares issued in the conversion of the senior convertible note	693,769	694	358,427	-	-	-	359,121
Series D shares issued for conversion of liabilities	-	-	15,085,931	-	-	-	15,085,931
Series D dividends	-	-	192,764	(192,764)	-	-	-
Series B and C shares issued for payment-in-kind (“PIK”) dividends	-	-	2,847,224	-	-	-	2,847,224
Net loss	-	-	-	(14,799,117)	-	-	(14,799,117)
Balance, December 31, 2023	10,734,744	$10,735	$224,229,296	$(232,241,623)	-	$(5,558,171)	$(13,559,763)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Stock	interest	Deficit
Balance, March 31, 2022	878,803	$879	$183,271,546	$(158,868,204)	$(1,670,575)	$(599,058)	$22,134,588
Shares issued for commitment for preferred stock offering, net of expenses	3,429	3	193,413	-	-	-	193,416
Shares issued by Agora for services rendered, net of amounts prepaid	-	-	5,215,287	-	-	-	5,215,287
Share-based compensation	-	-	182,561	-	-	-	182,561
Net loss	-	-	-	(10,153,204)	-	(571,261)	(10,724,465)
Preferred dividends	-	-	-	(43,151)	-	-	(43,151)
Balance, June 30, 2022	882,232	882	188,862,807	(169,064,559)	(1,670,575)	(1,170,319)	16,958,236
Shares issued in conversion of preferred stock to common stock	42,540	43	2,636,761	-	-	-	2,636,804
Shares issued in settlement	14,430	14	(625,589)	-	1,670,575	-	1,045,000
Shares issued by Agora for services rendered, net of amounts prepaid	-	-	2,956,922	-	-	-	2,956,922
Share-based compensation	-	-	160,040	-	-	-	160,040
Disposal of subsidiaries in reverse merger transactions	-	-	-	28,871,171	-	532,949	29,404,120
Net loss	-	-	-	(22,985,608)	-	(1,748,947)	(24,734,555)
Preferred stock dividends	-	-	-	(341,325)	-	-	(341,325)
Balance, September 30, 2022	939,202	939	193,990,941	(163,520,321)	-	(2,386,317)	28,085,242
Shares issued in conversion of preferred stock to common stock	38,015	38	545,551				545,589
Shares issued in conversion of preferred stock dividends	4,661	5	104,558				104,563
Shares issued by Agora for services rendered, net of amounts prepaid			791,491				791,491
Share-based compensation	-	-	128,086	-	-	-	128,086
Net loss	-	-	-	2,749,322	-	(322,351)	2,426,971
Preferred stock dividends	-	-	-	(99,737)	-	-	(99,737)
Balance, December 31, 2022	981,878	$982	$195,560,627	$(160,870,736)	$-	$(2,708,668)	$31,982,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISKON INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
Cash flows from operating activities:	2023	2022
Net loss	$(23,564,185)	$(30,873,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in non-controlling interest	(1,227,524)	(2,642,559)
Amortization of discount	4,172,858	47,515
Depreciation, amortization and impairment	371,223	-
Legal costs for ATM facility	110,000	-
Increase from former parent of BNC overhead allocation	1,748,537	-
Debt modification expense	-	879,368
Share-based compensation	258,655	470,687
(Gain) loss on disposal of Zest Labs, Inc. (“Zest Labs”) and other fixed assets	(683,152)	-
Change in fair value of derivative liabilities	(23,807,318)	(6,138,960)
Derivative income	-	(2,878,345)
Loss on conversion of derivative liabilities to common stock	-	3,923
Shares issued for preferred dividend	850,277	-
Gain on conversion of note payable and derivative liability	(2,563)	-
Loss on disposal of WTRV and Banner Midstream	-	12,534,900
Gain on disposal of Trend Discovery Holdings, LLC (“Trend Discovery”)	-	(711,505)
Shares of common stock issued for services	-	1,045,000
Commitment fees on long-term debt	510,238	17,681
Changes in operating assets and liabilities
Accounts receivable	(63,246)	-
Prepaid expenses and other current assets	788,484	(46,654)
Dividend payable	4,382,359	-
Amortization of right of use asset - operating leases	(5,488)	-
Operating lease expense	61,425	-
Accounts payable	6,896,278	298,539
Accrued liabilities	(178,949)	287,563
Total adjustments	(5,817,906)	3,167,153
Net cash used in operating activities of continued operations	(29,382,091)	(27,706,550)
Net cash provided by discontinued operations	8,824,813	15,321,082
Net cash used in operating activities	(20,557,278)	(12,385,468)
Cash flows from investing activities:
Investment – securities	(250,000)	-
Purchase of fixed assets	(72,050)	-
Net cash used in investing activities of continuing operations	(322,050)	-
Net cash provided by investing activities of discontinued operations	-	517,221
Net cash (used in) provided by investing activities	(322,050)	517,221
Cash flows from financing activities:
Proceeds from former parent of BNC, net	13,253,948	-
Redemption of preferred stock	(1,305,000)	-
Proceeds from note - related party	80,000	741,000
Payments on note - related party	-	(616,000)
Proceeds from long-term debt	800,000	487,500
Payments of long-term debt	(24,202)	(819,562)
Proceeds from convertible note	5,390,000	-
Proceeds from the sale of common stock under ATM	1,655,335	-
Proceeds from the sale of common stock under ELOC	1,064,896	-
Proceeds from the sale of preferred stock	-	12,000,000
Net cash provided by financing activities of continuing operations	20,914,977	11,792,938
Net cash provided by financing activities of discontinued operations	-	23,359
Net cash provided by financing activities	20,914,977	11,816,297
Net increase (decrease) in cash and cash equivalents	35,649	(51,950)
Cash at beginning of period	65,838	78,723
Cash at end of period	$101,487	$26,773

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$17,713	$11,173

SUMMARY OF NON-CASH ACTIVITIES
Reclassification of convertible notes and warrants to derivative liability	$4,686,817	$-
Reclassification of redemption of Series A to due to BMC former parent	$-	$-
Recognition of new operating lease right-of-use assets and lease liabilities	$270,007	$-
Issuance costs on mezzanine equity	$-	$193,416
Preferred stock dividend paid in shares of common stock	$-	$104,563
Non-controlling interest recorded in consolidation of Enviro Technologies US, Inc.	$-	$2,003,211
Preferred shares converted into common stock	$-	$3,182,416
Mezzanine equity reclassified to liability upon amendment	$-	$9,551,074

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RISKON INTERNATIONAL, INC. AND SUBSIDIAIRES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

(UNAUDITED)

1. DESCRIPTION OF BUSINESS

Overview

On March 15, 2023, Ecoark Holdings Inc. changed its name to BitNile Metaverse Inc. and subsequently on November 1, 2023, it changed its name to RiskOn International, Inc (“ROI” or the “Company”). The Company also changed its ticker symbol from BNMV to ROI. The change in both name and ticker is underscored by the Company’s commitment to developing a vertically integrated community while creating a seamless and enriched user experience. The Company is a holding company, incorporated in the State of Nevada on November 19, 2007.

On August 25, 2023, the Company’s former subsidiary Zest Labs, along with the Company and Zest Labs Holdings, LLC (owned by Gary Metzger, a current board member of the Company and therefore a related party) (the “Purchaser”), entered into a stock purchase agreement, whereby the Purchaser purchased 100% of the issued and outstanding common stock of Zest Labs from the Company in exchange for the Purchaser agreeing to distribute any net proceeds from any new or ongoing intellectual property litigation or the sale or licensing of any intellectual property of Zest Labs to the Company’s shareholders of record as of November 15, 2022. As a result, Zest Labs is no longer a subsidiary of the Company. All the assets and liabilities have been assumed by the Purchaser and the Company recorded a gain of $683,152 from the disposal of Zest Labs.

Through December 31, 2023, the Company’s former wholly owned subsidiaries have been treated for accounting purposes as divested. Please refer to our Annual Report for the year ended March 31, 2023 (“2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on July 14, 2023 for details on all of our prior subsidiaries that were divested in the year ended March 31, 2023 and an overview of the business conducted in those subsidiaries. This quarterly report on Form 10-Q (the “Report”) includes only those subsidiaries as of December 31, 2023. The comparative financial statements for the three and nine months ended December 31, 2022 reflect the operations of those subsidiaries that were sold during the year ended March 31, 2023 as discontinued operations in the condensed consolidated statements of operations and as assets and liabilities of discontinued operations on the condensed consolidated balance sheets.

The BitNile.com metaverse (the “Metaverse”) represents a significant development in the online metaverse landscape. By integrating various elements such as virtual markets, real world goods marketplaces and VIP experiences, gaming, social activities, sweepstakes, gambling, and more, the Company aims to revolutionize the way people interact online.

The Company’s subsidiary RiskOn360, Inc., organizes and holds business training and coaching conferences and learning seminars in certain cities across the United States. The curated events are designed for the attendees to learn from keynote speakers and panelists and have intimate networking opportunities.

In November 2023, the Company formed wholly owned subsidiary GuyCare, Inc. (“GuyCare”). GuyCare will provide health and wellness services as a core part of creating a sound and successful individual, specializing in men’s health. The clinics are expected to provide discreet and confidential care, ensuring men’s health and well-being through proven therapeutic interventions and innovative wellness programs. The first GuyCare clinic opened in January 2024.

The Company is focused on the development, promotion, and awareness of artificial intelligence (“AI”) integration, and primarily within the business community. In cooperation with Meetkai, the Company aims to cultivate businesses and individuals by offering a technology solution with high growth potential. The Company’s flagship product, "askROI," is a generative AI platform built upon a proprietary large language model. Businesses and individuals alike can leverage askROI's capabilities for tasks such as research optimization, content creation, streamlined communication, and workflow improvement. The Company’s ultimate vision for askROI is to create a one-stop-shop for individuals and businesses to access generative AI products. The Company plans to regularly integrate new tools and products within the askROI platform to continually expand the capabilities and opportunities within askROI.

Bankruptcy Filings

On November 1, 2023, Agora and Bitstream Mining LLC (“Bitstream”), Agora’s sole operating subsidiary, filed petitions for Chapter 7 bankruptcy in the United States Bankruptcy Court for the Western District of Texas. As a result, the Company deemed Agora as a discontinued operation for the periods ended March 31 and December 31, 2023. The cases are still pending before the court. See note 21, “Subsequent Events” for additional information on recent developments related to the cases.

2. LIQUIDITY AND GOING CONCERN

For the three and nine months ended December 31, 2023, the Company had a net loss to controlling interest of common shareholders of $(14,799,117) and $(23,371,421), respectively. In addition, the Company had working capital deficits of $(19,233,244) and $(25,095,950) as of December 31, 2023 and March 31, 2023, respectively, and had an accumulated deficit as of December 31, 2023 of $(232,241,623). As of December 31, 2023, the Company had $101,487 in cash and cash equivalents.

The Company believes that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the condensed consolidated financial statements. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes continued revenue streams and becomes profitable. Management’s plans to raise additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will succeed in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce or perhaps even cease the operation of its business.

On April 27, 2023, the Company sold $6.875 million of principal face amount senior secured convertible notes with an original issue discount to sophisticated investors for gross proceeds to the Company of $5.5 million. The notes mature on April 27, 2024 and are secured by all of the assets of the Company and certain of its subsidiaries, including BNC. As of December 31, 2023, the Company received conversion notices converting an aggregate of $359,121 of the senior secured convertible notes and subsequently issued an aggregate of 693,651 shares of common stock. See note 16, “Shareholders’ Deficit” for additional information.

On October 30, 2023, the registration statement related to the $100,000,000 equity line of credit purchase agreement (the “ELOC Purchase Agreement”) was declared effective by the SEC. During the quarter ended December 31, 2023, the Company raised $1,064,896 from the sale of its common stock related to the ELOC Purchase Agreement. See note 16, “Shareholders’ Deficit” for additional information.

On October 16, 2023 and November 8, 2023, the Company issued terms notes in gross amounts of $210,000 and $660,000, respectively, with an institutional investor and received $800,000 in proceeds. See note 14, “Notes Payable” for additional information.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in the Company’s condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from the Company’s estimates. The condensed consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s 2023 Annual Report filed with the SEC on July 14, 2023. The consolidated balance sheet as of March 31, 2023 was derived from the Company’s audited 2023 financial statements contained in the 2023 Annual Report. Results of the three and nine months ended December 31, 2023 are not necessarily indicative of the results to be expected for the full year ending March 31, 2024.

Noncontrolling Interests

In accordance with Accounting Standards Codification (“ASC”) 810-10-45, the Company classifies noncontrolling interests as a component of equity within the condensed consolidated balance sheet. In addition, the Company reflected 34% of Wolf Energy Services, Inc. (“Wolf Energy”) as noncontrolling interests as the Company currently represents approximately 66% of the voting interests in Wolf Energy.

Significant Accounting Policies

Other than as noted below, there have been no material changes to the Company’s significant accounting policies previously disclosed in the 2023 Annual Report.

Hospitality and VIP Services Revenue

Hospitality revenue consists of revenue from services provided to groups at certain social functions and sporting events. The Company also sells real world VIP experiences and one-of-a-kind products. Hospitality and VIP service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate, determined based on common industry prices, for the services the Company provides.

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

RiskOn360 Revenue

RiskOn360 revenue consists of revenue from services provided to attendees of business and coaching conference events. Revenue is generated through contracts whereby a customer agrees to pay a contract price for services provided by the Company at individual conferences organized and held by the Company.

The Company recognizes revenue when the performance obligations to provide the learning event and related services are satisfied at the point in time when the services and products are received by the customer, which is when the conference is completed, and all obligations have been satisfied.

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

Anti-dilutive securities, which are convertible into or exercisable for the Company’s common stock, consisted of the following at December 31, 2023 and March 31, 2023:

	December 31,	March 31,
	2023	2023
Warrants	2,358,297	264,058
Convertible notes	12,753,705	-
Convertible preferred stock	44,858,151	14,607,333
Total	59,970,153	14,864,725

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements To Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose information about the reportable segments’ significant expenses on an interim and annual basis to enable investors to develop more decision-useful financial analyses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. The Company elected to early adopt ASU 2023-07. See note 20, “Segment Information” for the Company’s process in determining reportable segments and certain financial data of each segment.

4. DISCONTINUED OPERATIONS

As discussed in note 1 and the 2023 Annual Report, during the year ended March 31, 2023, the Company sold all of its subsidiaries, other than Agora and Zest Labs. On August 25, 2023, the Company sold 100% of the issued and outstanding stock of Zest Labs to the Purchaser (see note 1). The Company reflects the assets and liabilities of Wolf Energy as discontinued operations, as the Company has a 66% voting interest in Wolf Energy that will be part of the Company’s dividend to its shareholders upon the conversion of the preferred shares to common shares and the subsequent disbursement.

The Company’s loss from discontinued operations includes Trend Discovery, White River Corp, Banner Midstream, Zest Labs and Agora for the three and nine months ended December 31, 2023 and 2022, which were sold in four separate transactions on June 17, 2022, July 25, 2022, September 7, 2022, August 25, 2023, respectively, and Agora which filed for bankruptcy on November 1, 2023. The assets and liabilities of Agora as of December 31, 2023 are reflected on the condensed consolidated balance sheet separately as assets and liabilities in bankruptcy.

Current assets as of December 31, 2023 and March 31, 2023– Discontinued Operations:

	December 31, 2023	March 31, 2023
Wolf Energy	$60,860	$1,297,801
Prepaid expenses	-	4,908
	$60,860	$1,302,709

Non-current assets as of December 31, 2023 and March 31, 2023 – Discontinued Operations:

	December 31, 2023	March 31, 2023
Wolf Energy	$259,790	$984,071
	$259,790	$984,071

Current liabilities as of December 31, 2023 and March 31, 2023– Discontinued Operations:

	December 31, 2023	March 31, 2023
Wolf Energy	$1,750,910	$2,952,257
Zest accounts payable	-	532,279
Zest accrued expenses	-	85,136
	$1,750,910	$3,569,672

Non-current liabilities as of December 31, 2023 and March 31, 2023– Discontinued Operations:

	December 31, 2023	March 31, 2023
Wolf Energy	$1,108,955	$377,786

The Company reclassified the following operations to discontinued operations for the three and nine months ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenue	$-	$-	$-	$10,955,153
Operating expenses	243,863	1,858,833	7,384,561	32,681,991
Wolf Energy – net loss	-	(468,210)	(1,528,545)	(4,305,129)
Other loss	-	-	(174,456)	(560,831)
Net loss from discontinued operations	$(243,863)	$(2,327,043)	$(9,087,562)	$(26,592,798)

5. BUSINESS COMBINATIONS/DIVESTITURES

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

The Company recorded a gain on disposal of Zest Labs of $683,152 for the nine months ended December 31, 2023.

6. REVENUE

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services.

Revenues recorded for our services provided were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
RiskOn360 revenue	$240,356	$-	$240,356	$-
BitNile.com and service revenue	-	-	64,350	-
Total	$240,356	$-	$304,706	$-

The Company had related party hospitality service sales of $0 and $62,850 for the three and nine months ended December 31, 2023, respectively, and $0 for the three and nine months ended December 31, 2022.

7. SENIOR SECURED PROMISSORY NOTE RECEIVABLE

Agora was issued a Senior Secured Promissory Note by Trend Ventures, LP (“Trend Ventures Note”) on June 16, 2022, for the acquisition of Trend Discovery. The Trend Ventures Note is in the principal amount of $4,250,000, bears interest at the rate of 5% per annum, and was to mature June 16, 2025. Under the Trend Ventures Note, Trend Ventures, LP has agreed to make interest-only payments, in arrears on a monthly basis commencing on June 30, 2022 and continuing thereafter until June 16, 2023. Beginning on June 30, 2023, Trend Ventures, LP agreed to make 24 consecutive equal monthly payments of principal each in an amount which would fully amortize the principal, plus accrued interest.

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

On November 1, 2023, Agora and Bitstream Mining LLC (“Bitstream”), Agora’s sole operating subsidiary, filed petitions for Chapter 7 bankruptcy in the United States Bankruptcy Court for the Western District of Texas. The Trend Ventures Note was included as part of the bankruptcy estate. As of December 31, 2023, the Company has established a full reserve for the principal and accrued interest receivable. See note 21, “Subsequent Events” for additional information on recent developments related to the cases.

8. INVESTMENTS

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

As of December 31, 2023, the Company has determined that WTRV is a variable interest entity, but this transaction has not resulted in the Company controlling WTRV, the Company does not have the power to direct activities of WTRV or control the board of directors of WTRV. Based on this determination the Company does not consolidate WTRV.

Common Stock – Wolf Energy Services, Inc.

On August 23, 2022, the Company entered into a Share Exchange Agreement (the “Agreement”) with Wolf Energy and Banner Midstream. The Company has determined that this transaction has resulted in the Company having a controlling interest in Wolf Energy as the common stock issued represents approximately 66% of the voting common stock of Wolf Energy common stock outstanding at December 31, 2023 and March 31, 2023. Since the Company will be distributing to its shareholders a stock dividend to all common and preferred shareholders with a stock dividend date of September 30, 2022, the Company has reflected Wolf Energy, in discontinued operations as the Company intends to hold no shares and thus no voting interest upon the effectiveness of a registration statement for Wolf Energy, and the investment has been eliminated in consolidation. Subsequent to September 30, 2023, Wolf Energy and Banner Midstream have permanently ceased operations.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023
	(unaudited)
Auto – BNC	232,406	232,406
Equipment – BNC	84,404	84,604
Computers and software	-	90,000
Equipment	45,050	-
Equipment – GuyCare	27,000	-
Total property and equipment(1)	388,860	407,010
Accumulated depreciation	(52,267)	(83,194))
Property and equipment, net	$336,593	$323,816

(1)	As of December 31, 2023, $90,000 of the Company’s gross property, plant, and equipment, was fully depreciated, retired and no gain or loss was recognized from the disposal.

Depreciation expense for the three and nine months ended December 31, 2023 was $21,033 and $59,273, respectively. On August 25, 2023, the Company sold 100% of the issued and outstanding common stock of Zest Labs, and all the assets and liabilities of Zest Labs were assumed by the Purchaser as discussed in note 1. The net amount of property and equipment recorded in the sale was $0.

Effective September 30, 2023, the Company impaired $5,679,942 of gross fixed assets related to Agora and Bitstream that had $1,784,189 in accumulated depreciation. The $3,895,753 of net property and equipment remaining was impaired as the Company deemed the assets without value as they had been unable to commence mining operations, either for themselves or from others through hosting arrangements, and was not expected to. During the three months ended December 31, 2023, the Company determined certain Agora leased property was abandoned and therefore fully impaired the remaining lease right of use asset, which had a balance of $247,969.

On November 1, 2023, both Agora and Bitstream filed petitions for Chapter 7 bankruptcy in the United States Bankruptcy Court for the Western District of Texas. As a result, Agora’s assets, which represent only one parcel of land in West Texas, have been disclosed as non-current assets in bankruptcy.

10. INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023

Trademarks	$5,097,000	$5,097,000
Developed technology	1,142,000	1,142,000
Accumulated amortization - trademarks	(283,167)	(28,317)
Accumulated amortization - developed technology	(63,444)	(6,344)
Intangible assets, net	$5,892,389	$6,204,339

Amortization expense for the three and nine months ended December 31, 2023 was $103,983 and $311,950, respectively, and $0 for the three and nine months ended December 31, 2022.

On August 25, 2023, the Company sold 100% of the issued and outstanding common stock of Zest Labs, and all the assets and liabilities of Zest Labs were assumed by the Purchaser as discussed in note 1. The net amount of property and equipment recorded in the sale was $0.

Amortization expense for the next five years and in the aggregate is as follows:

Remaining fiscal year 2024	$103,983
2025	415,933
2026	415,933
2027	415,933
2028	415,933
Thereafter	4,124,674
$5,892,389

11. ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023

Professional fees and consulting costs	662,176	440,215
Compensation paid time off	121,789	73,375
Sponsorship	-	500,000
Interest	104,453	61,722
Other	34,080	26,135
Total	$922,498	$1,101,447

12. WARRANT DERIVATIVE LIABILITIES

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

The Company has only included descriptions of warrants that are still outstanding as of December 31, 2023.

On August 6, 2021, the Company closed a $20,000,000 registered direct offering. The Company sold 115,942 shares of common stock and 115,942 warrants at $172.50 per share. The warrants are exercisable through April 8, 2025. The Company also issued the placement agent 8,116 warrants exercisable at $215.625 per share. Further information on the offering and compensation to the placement agent is contained in the prospectus supplement dated August 4, 2021. The fair value of the investor warrants was estimated to be $11,201,869 at inception and $0 as of December 31, 2023. The fair value of the placement agent warrants was estimated to be $744,530 at inception and $0 as of December 31, 2023.

On April 27, 2023, the Company closed a $6,875,000 senior secured convertible promissory note and granted the noteholders 2,100,905 warrants that expire five years from the issuance date and have a strike price of $3.28. The warrants contain a rachet provision which the Company has determined meets the criteria for accounting treatment as a derivative liability. The Company recorded a discount on the convertible note of $3,334,246, which represents the warrant derivative liability at inception. The fair value of the warrants was estimated to be $436,408 as of December 31, 2023.

The Company determined its derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2023 and March 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price; time to expiration; the risk-free interest rate; the current stock price; the estimated volatility of the stock price in the future; and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on December 31, 2023 and March 31, 2023 and at inception:

	Nine Months Ended December 31, 2023	Year Ended March 31, 2023	Inception
Expected term	1 – 5 years	0.25 – 1.85 years	5.00 years
Expected volatility	110 – 138%	107 – 110%	91% – 107%
Expected dividend yield	-	-	-
Risk-free interest rate	3.48 – 4.59%	2.98 – 3.88%	1.50% – 2.77%
Market price	$0.33 – $4.50	$5.40 – $39.00

The Company’s remaining derivative liabilities as of December 31, 2023 and March 31, 2023 associated with warrant offerings were as follows.

	December 31, 2023	March 31, 2023

Fair value of 115,942 August 6, 2021 warrants	$-	$5,974
Fair value of 8,116 August 6, 2021 warrants	-	290
Fair value of 2,100,905 April 27, 2023 warrants	436,408	-
	$436,408	$6,264

During the nine months ended December 31, 2023 and 2022, the Company recognized changes in the fair value of the derivative liabilities of $2,904,102 and $(4,274,183), respectively.

Activity related to the warrant derivative liabilities for the nine months ended December 31, 2023 was as follows:

Beginning balance as of March 31, 2023	$6,264
Issuances of warrants – derivative liabilities	3,334,246
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(2,904,102)
Ending balance as of December 31, 2023	$436,408

Activity related to the warrant derivative liabilities for the nine months ended December 31, 2022 was as follows:

Beginning balance as of March 31, 2022	$4,318,630
Issuances of warrants – derivative liabilities	-
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(4,274,183)
Ending balance as of December 31, 2022	$44,447

13. LONG-TERM DEBT

Long-term debt included in continuing operations consisted of the following as of December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023

Credit facility -Trend Discovery SPV 1, LLC	$291,036	$291,036
Auto loan	155,160	170,222
Total long-term debt	446,196	461,258
Less: current portion	(313,860)	(311,542)
Long-term debt, net of current portion	$132,336	$149,716

On December 28, 2018, the Company entered into a $10,000,000 credit facility that includes a loan and security agreement where the lender agreed to make one or more loans to the Company, and the Company may make a request for a loan or loans from the lender, subject to the terms and conditions. The Company is required to pay interest biannually on the outstanding principal amount of each loan calculated at an annual rate of 12%. The loans are evidenced by demand notes executed by the Company. The Company is able to request draws from the lender up to $1,000,000 with a cap of $10,000,000. In the year ended March 31, 2022, the Company borrowed $595,855, which included $25,855 in commitment fees, with the balance of $570,000 being disbursed directly to the Company. Interest incurred for the nine months ended December 31, 2023 was $26,313 and total accrued as of December 31, 2023 was $88,035. With the sale of Trend Holdings, the Company can no longer access this line of credit.

On February 16, 2022, Agora entered into a long-term secured note payable for $80,324 for a service truck maturing February 13, 2028. The note is secured by the collateral purchased and accrues interest annually at 5.79% with principal and interest payments due monthly. In December 2023, the ownership of the service truck was transferred to a former employee in exchange the former employee assumed the outstanding balance related to this loan due to the bankruptcy filing. There was no gain or loss recognized on the transfer and there is no accrued interest in discontinued operations as of December 31, 2023.

The following is a list of maturities by fiscal year as of December 31, 2023:

Remaining 2024	$296,441
2025	23,662
2026	27,303
2027	31,505
2028	36,354
Thereafter	30,931
$446,196

Interest expense on long-term debt during the three and nine months ended December 31, 2023 was $5,704 and $17,713, respectively. Interest expense on long-term debt during the three and nine months ended December 31, 2022 was $9,461 and $50,888, respectively.

14. NOTES PAYABLE

Related Parties

Ault Alliance Inc. (“AAI”) advanced the Company $3,805,088 and $11,315,608, net of repayments of $383,885 and $2,683,627 during the three and nine months ended December 31, 2023, respectively. The advances were used for working capital purposes, were unsecured, interest-free and have no fixed terms of repayment.

On November 14, 2023, the Company entered into a securities purchase agreement (the “SPA”) with AAI, pursuant to which the Company agreed to sell to AAI 603.44 shares of newly designated Series D convertible preferred stock (“Series D”) for a total purchase price of $15,085,931. This transaction closed on November 15, 2023. The purchase price was paid by the cancellation of $15,085,931 of cash advances made by AAI to the Company between January 1, 2023 and November 9, 2023. Each share of Series D has a stated value of $25,000 per share. Each share of Series D is convertible into a number of shares of the Company’s common stock determined by dividing the Stated Value by $0.51 (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. As the Conversion Price represents a premium to the closing price of the common stock on the date of execution of the Agreement, the conversion of the Series D is not subject to limitations on conversion.

Related Party Advances

During the quarter ended December 31, 2023, an officer of AAI and current Company board member advanced the Company $90,000. The advance has no interest, unless it goes into default, and includes an original issue discount of $10,000. The advance was due and payable on the maturity date of January 19, 2024. As of the maturity date we had made payments of $60,000 and therefore the principal balance outstanding is now in default and accruing interest at 18% per annum. The advance was used for working capital purposes and recorded as a related party advance.

Term Note Agreements

On November 8, 2023, the Company entered into a term note agreement for a principal amount of $660,000 with an institutional investor. After accounting for an original issue discount of $60,000, the Company received proceeds of $600,000. Amortization of the original issue discount related to the note for the three and nine months ended December 31, 2023 was $53,000. Accrued interest related to the note for the three and nine months ended December 31, 2023 was $9,584. The note has a maturity date of January 7, 2024 and accrues interest at a rate of 10% per annum. The Company did not made repayments on the note as of December 31, 2023 or January 7, 2024, which is now in default.

On October 16, 2023, the Company entered into a term note agreement for a principal amount of $210,000 with an institutional investor. After accounting for an original issue discount of $10,000, the Company received proceeds of $200,000. Amortization of the original issue discount related to the note for the three and nine months ended December 31, 2023 was $10,000. Accrued interest related to the note for the three and nine months ended December 31, 2023 was $6,835. The note had a maturity date of November 16, 2023 and an interest at a rate of 10% per annum. The Company did not made repayments on the note as of December 31, 2023, which is now in default and accumulating interest at 18% per annum.

Convertible Notes

On April 27, 2023, the Company sold $6.875 million of principal face amount senior secured convertible notes with an original issue discount to sophisticated investors for gross proceeds to the Company of $5.4 million. The notes mature on April 27, 2024 and are secured by all of the assets of the Company and certain of its subsidiaries, including BNC. There is no interest on the convertible notes unless there is an event of default. The notes are convertible into shares of common stock at $3.28, however there is a rachet provision in the convertible note that enables the holders of the notes to receive a lower conversion rate upon future issuances by the Company that fall below the $3.28 price. The conversion option meets the criteria of a derivative instrument, and the convertible note has been discounted $4,686,817 for the day one derivative liability. In addition, the Company has recorded $1,375,000 in original issue discount, which is being amortized using the interest method over the term of the note. Amortization of the original issue discount related to the convertible note was $345,628 and $932,353 for the three and nine months ended December 31, 2023, respectively. Amortization of the conversion option and warrant derivative instruments related to the convertible note was $1,178,107 and $3,175,767 for the three and nine months ended December 31, 2023, respectively.

Beginning balance as of March 31, 2023	$-
Issuance of convertible notes	6,875,000
Less: original issue discount – inception	(1,375,000)
Amortization of discounts	4,108,120
Principal converted to common stock and gain on conversion	(361,683)
Less: debt discount – reclassification to derivative liability (*)	(4,686,818)
Ending balance as of December 31, 2023	$4,559,619

(*)	This amount also includes discount related to the warrants issued with the convertible note (see note 12).

Activity related to the convertible note derivative liabilities for the nine months ended December 31, 2023 was as follows:

Beginning balance as of March 31, 2023	$-
Issuances of convertible note – derivative liabilities	1,352,322
Change in fair value of convertible note derivative liabilities	(597,714)
Ending balance as of December 31, 2023	$754,608

15. PREFERRED STOCK

Preferred Stock Derivative Liability

RiskOn International Series A

The Company entered into a Securities Purchase Agreement (the “Series A Agreement”) with Ault Lending on June 8, 2022, and as amended November 28, 2022, pursuant to which the Company sold Ault Lending 1,200 shares of Series A Convertible Redeemable Preferred Stock (the “Series A”), 3,429 shares of common stock and a warrant to purchase shares of common stock (the “Warrant,”). The Warrant was cancelled on November 14, 2022.

The amendment to the Certificate of Designation of Rights, Preferences and Limitations of the Series A constituted a modification from mezzanine equity to liability and was considered a debt modification. Upon the reclassification to preferred stock liability and analysis of terms, the Company deemed the preferred stock liability a derivative liability under ASC 815, Derivatives and Hedging (“ASC 815”). As a result, the Company determined that on November 28, 2022 (inception), the value of the derivative liability was $7,218,319.

The derivative liability for the Series A was remeasured at December 31, 2023 and was valued at $6,961, resulting in a gain of $48,454 and $1,653,241 in the change in fair value for the three and nine months ended December 31, 2023, respectively. Additionally, at December 31, 2023, Ault Lending redeemed 179.1 shares of Series A, which resulted in a gain on conversion of the derivative liability of $1,413.

In addition, the Company advanced $100,000 and $1,305,000 during the three and nine months ended December 31, 2023, respectively, to a third-party related to an obligation by Ault Lending and this amount has been reflected as a redemption upon the dividend paid to Ault Lending as of December 31, 2023. In addition, $635,000 was advanced in the year ended March 31, 2023 which was reclassified to advances from AAI, the former parent of BNC.

Activity related to the preferred stock derivative liabilities for the nine months ended December 31, 2023 was as follows:

Beginning balance as of March 31, 2023	$1,025,202
Reclassification – advances former parent of BitNile.com, Inc.	1,940,000
Redemption of Series A	(1,305,000)
Change in fair value of preferred stock derivative liabilities	(1,653,241)
Gain on conversion of derivative liability	(1,413)
Ending balance as of December 31, 2023	$5,548

The Company has accrued $56,669, in dividend payable on the Series A preferred stock for the three months ended December 31, 2023.

On April 4, 2023, the Company entered into an agreement with Ault Lending and WTRV pursuant to which the Company agreed to advance to WTRV payments of up to $3.25 million (the “Amounts”), and WTRV agreed to accept the Amounts as payment of Ault Lending’s $3.25 million payable to WTRV. The parties agreed that the Amounts will be treated as a credit to the sums owed to WTRV, and the Company and Ault Lending agreed that in lieu of repayment of the Amounts advanced to WTRV, Ault Lending will permit the Company to redeem shares of the RiskOn International Series A held by Ault by dividing the Amounts by the stated value of such shares, or one share of RiskOn International Series A for each $10,833 advanced to WTRV. As of December 31, 2023, Ault Lending had redeemed $1,940,000 of advances for approximately 179 shares of Series A.

RiskOn International Series B and C

The Company entered into a share exchange agreement with AAI on February 8, 2023 and subsequently closed the transaction on March 7, 2023, in which the Company acquired the assets and liabilities of BNC and securities of Earnity beneficially owned by BNC in exchange of the issuance of 8,637.5 shares of Series B preferred stock (“Series B”) and 1,362.5 shares of Series C preferred stock (“Series C”), both of which are convertible into common stock subject to the terms of their respective Certificate of Designation of Rights, Preference and Limitations (collectively, “Certificates”). Additionally, pursuant to the terms and conditions of the Certificates, Series B and Series C holders are entitled to receive dividends in the form of additional shares or cash following the dividend payment set forth in the Certificates. As of December 31, 2023, there were 8,883.4 shares of Series B and 1,401.3 shares of Series C issued and outstanding. As of March 31, 2023, the Company had 8,637.5 and 1,362.5 shares of Series B and Series C, respectively, issued and outstanding.

The Company determined that the Series B and Series C constituted a derivative liability under ASC 815 on the date of inception, March 7, 2023. As a result of this classification, the Company determined that the value of the derivative liability was $42,426,069 at inception.

Activity related to the preferred stock derivative liabilities for the Series B and Series C for the nine months ended December 31, 2023 was as follows:

Beginning balance as of March 31, 2023	$18,830,760
Change in fair value of preferred stock derivative liabilities	(18,642,362)
Ending balance as of December 31, 2023	$188,398

The Company has accrued $1,285,591 in dividend payable on the Series B and Series C as of December 31, 2023.

The fair value of the Series A, Series B and Series C liability is estimated using the Black-Scholes valuation model. Changes to the inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used on December 31, 2023 and March 31, 2023:

	December 31, 2023	March 31, 2023
Expected term	1.66 – 2.00 years	1.66 – 2.00 years
Expected volatility	108 – 138%	108 – 110%
Expected dividend yield	-	-
Risk-free interest rate	3.48 – 4.88%	3.48 – 3.88%
Market price	$1.15 – $22.80	$3.60 – $22.80

RiskOn International Series D

On November 14, 2023, the Company entered into the SPA with AAI, pursuant to which the Company agreed to sell to AAI 603.44 shares of Series D for a total purchase price of $15,085,931. This transaction closed on November 15, 2023. The purchase price was paid by the cancellation of $15,085,931 of cash advances made by AAI to the Company between January 1, 2023 and November 9, 2023. Each share of Series D has a stated value of $25,000 per share. Each share of Series D is convertible into a number of shares of the Company’s common stock determined by dividing the Stated Value by the Conversion Price. The Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. As the Conversion Price represents a premium to the closing price of the common stock on the date of execution of the Agreement, the conversion of the Series D is not subject to limitations on conversion.

As Series D is not mandatorily redeemable and has no embedded features requiring bifurcation, the Company determined that the Series D should be classified as equity in accordance with ASC 480 and ASC 815 as of November 14, 2023, the date of inception. As a result of this classification, the Company determined that the fair value of the Series D was $15,085,931 at inception.

The Company issued $192,765 in paid-in-kind dividends on the Series D during the three and nine months ended December 31, 2023.

For the three and nine months ended December 31, 2023, the Company recorded $1,589,046 and $4,739,726, respectively, in dividend expense related to Series A, Series B and Series C. As of December 31, 2023, the Company has a total of $1,342,259 in accrued dividends.

16. SHAREHOLDERS’ DEFICIT

Common Stock

On May 4, 2023, the Company amended its Articles of Incorporation to reflect a 1-for-30 reverse stock split. The Company also reduced its authorized shares on a 1-for-30 basis going from 100,000,000 authorized shares down to 3,333,333 authorized shares.

On October 16, 2023, the Company amended its Articles of Incorporation to increase its authorized shares of common stock from 3,333,333 to 500,000,000 shares.

As of December 31, 2023, there were 163,393 unsold shares of the Company’s common stock held by a custodian in an account owned by the Company which had not been sold during the ATM offering. It is the Company’s policy not to consider or classify these shares as issued or outstanding as it continues to own and control these shares.

On October 19, 2023, the registration statement registering the shares of common stock issuable upon conversion of the senior secured convertible notes issued in April 2023 was declared effective by the SEC. As of December 31, 2023, the Company received conversion notices converting an aggregate of $359,121 of the senior secured convertible notes and subsequently issued an aggregate of 693,769 shares of common stock.

In the three and nine months ended December 31, 2023, the Company issued 73,361 and 113,383 shares of common stock, respectively, for payment of preferred stock dividends of $550,232 and $850,390, respectively. During the nine months ended December 31, 2023, the Company issued 916,976 shares of common stock from the ATM, for which it received $1,655,335.

ELOC

On August 24, 2023, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with Arena Business Solutions Global SPC II Ltd on behalf of and for the account of Segregated Portfolio #3 – SPC #3 (“Arena”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to direct Arena to purchase up to an aggregate of $100,000,000 of shares of common stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of a registration statement, the Company has the right to present Arena with an advance notice (each, an “Advance Notice”) directing Arena to purchase any amount up to the Maximum Advance Amount (as defined in the ELOC Purchase Agreement). On October 30, 2023, a registration statement related to the ELOC Purchase Agreement was declared effective by the SEC.

As of December 31, 2023, the Company issued and sold an aggregate of 6,974,156 shares of common stock from the ELOC, for total gross proceeds of $1,064,896, and the Company also issued 634,152 shares of common stock to Arena as consideration for its irrevocable commitment to purchase shares of common stock at the Company’s sole discretion, which equated to a value of $385,133.

Agora Common Stock

The Company purchased 41,671,221 shares of Agora in 2021. In addition, Agora issued shares of common stock to its management, non-employee directors, employees and advisors, as result the Company was issued 5,000,000 restricted common stock and the Company controlled approximately 89% of Agora.

The restricted shares of common stock consists of 2,833,336 shares of restricted stock are considered service grants and 2,166,664 are considered performance grants. The future share-based compensation related to the 4,600,000 shares issued in 2021 will be measured consists of $12,166,680 over a three-year period in service-based grants and $10,833,320 in performance-based grants for a total of $23,000,000. The future share-based compensation related to the 400,000 shares issued in 2022 that will be measured consists of $2,000,000 ranging from immediate vesting through the three-year anniversary in service-based grants. These restricted common shares were measured pursuant to ASC 718-10-50 at an estimated value per share of $5.00 and consist of both service-based and performance-based criteria.

The performance grants vest upon deployment of certain contracts and approval of the board of directors. On April 12, 2022, Agora upon board of director approval accelerated the vesting of a total of 500,000 restricted shares for deploying two power contracts in Texas with Agora’s former Chief Financial Officer. All remaining 1,666,664 performance grants remain unvested.

Within discontinued operations, the Company recognized $0 and $2,610,174 in Agora share-based compensation for the three and nine months ended December 31, 2023, respectively. The Company recognized $791,491 and $8,963,700 in share-based compensation for the three and nine months ended December 31, 2022, respectively. The unrecognized share-based compensation expense as of December 31, 2023 is $8,333,320 in performance based grants and $0 in service based grants. It is very unlikely that the criteria established for the recognition of the performance grants will ever be satisfied. As Agora filed for Chapter 7 bankruptcy in November of 2023 and ceased operations, there will be no future expense recognized.

Share-based Compensation Expense

Share-based compensation for employees is included in salaries and salary related costs and directors and services are included in professional fees and consulting in the condensed consolidated statement of operations for the three and nine months ended December 31, 2023 and 2022.

Share-based compensation for the three and nine months ended December 31, 2023 for stock options and restricted stock units granted under the 2013 Incentive Stock Plan and 2017 Omnibus Incentive Stock Plan and non-qualified stock options were $0 and $8,810, respectively. Share-based compensation for the three and nine months ended December 31, 2022 for stock options and restricted stock units granted under the 2013 Incentive Stock Plan and 2017 Omnibus Incentive Stock Plan and non-qualified stock options were $470,687 and $1,711,466, respectively.

The Company accrued $535,731 in share-based compensation expense as of December 31, 2023.

17. COMMITMENTS AND CONTINGENCIES

GuyCare Operating Lease

During the three months ended December 31, 2023, the Company entered into a non-cancellable lease agreement with a three and one-half year term. The lease commenced on December 1, 2023. The discount rate used for the lease was the Company’s incremental borrowing rate of 10.0%, as an implicit rate was not readily determinable in the lease. The Company recorded $270,007 in right of use operating lease assets and right of use operating lease liabilities as a result of this transaction.

The Company reported $264,519 of right of use assets, $16,765 of right of use current liabilities and $219,492 right of use non-current liabilities as of December 31, 2023, as compared to $0 of right of use assets, right of use current and non-current liabilities as March 31, 2023. The expense for this operating lease for both the three and nine months ended December 31, 2023 and 2022 was $7,738 and $0, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statement of operations.

Legal Proceedings

The Company is presently involved in the following legal proceedings. To the best of the Company’s knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of its properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●	On April 22, 2022, BitStream and the Company were sued in Travis County, Texas District Court (Docket #79176-0002) by Print Crypto Inc. in the amount of $256,733 for failure to pay for equipment purchased to operate BitStream’s Bitcoin mining operation. The defendants intend to vigorously defend themselves and have filed counterclaims in the 353rd Judicial District in Travis County, Texas on May 6, 2022 for fraudulent inducement, breach of contract, and for payment of attorney’s fees and costs. The Company provided additional documents to its attorneys on October 7, 2022, and there is no update since then. The Company has accrued the full amount of the claim in its condensed consolidated financial statements as of December 31, 2023.

●	On July 15, 2022, Bitstream and two of their management were parties to a petition filed in Ward County District Court by 1155 Distributor Partners-Austin, LLC d/b/a Lonestar Electric Supply in the amount of $414,027 for failure to pay for equipment purchased to operate Bitstream’s Bitcoin mining operation. The Company filed a petition to remove one of its management from the claim in December 2022, and there is no update since then. The Company has accrued the full amount of the claim within liabilities in bankruptcy in its condensed consolidated balance sheet as of December 31, 2023.

In the opinion of management, there are no additional legal matters involving us that would have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

Nasdaq Compliance

On July 18, 2023, the Company received a letter (the “Shareholder Deficiency Letter”) from the Staff of Nasdaq indicating that the Company’s shareholders’ equity as reported in the 2023 Annual Report did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s shareholders’ equity be at least $2.5 million. As reported in the 2023 Annual Report, the Company’s shareholders’ equity as of March 31, 2023 was approximately $(13.9) million.

According to the Shareholder Deficiency Letter, the Company had 45 calendar days from the date of the Shareholder Deficiency Letter, or until September 1, 2023, to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). In response to the Shareholder Deficiency Letter received in July 2023, the Company’s submitted a compliance plan on August 25, 2023, which was subsequently amended and restated (collectively, the "Compliance Plans”) in September 2023 to the Staff. On December 1, 2023, Nasdaq notified the Company that it rejected the Compliance Plans. The Company appealed the Staff’s determination to delist the Company’s common stock to a Hearings Panel (the “Panel”). The Panel will hear the Company’s appeal on February 29, 2024. The Panel will consider all violations against the Voting Rights Rule (including the incident for the Letter received in January 2024) in connection with the Company’s appeal.

If the Company’s common stock is delisted from Nasdaq, the Company could face significant material adverse consequences, including:

●	it may adversely affect its ability to raise capital which is needed to stay operational;

●	a limited availability of market quotations for its common stock;

●	reduced liquidity with respect to the Company’s common stock;

●	a determination that the Company’s common stock is a “penny stock” which will require broker-dealers trading in the common stock to adhere to more stringent rules, resulting in a reduced level of trading activity in the secondary trading market for the common stock; and

●	being in default under the transaction documents entered into with the investors in the April 27, 2023 financing.

If the Company is unable to rectify any of the above-described Nasdaq issues, a delisting would subject the Company and its shareholders to the above.

Non-cancelable Obligations

In the course of the BitNile.com gaming business and in association with its Platform, the Company has entered into non-cancelable obligations with certain parties to purchase services, such as technology and the hosting of the Platform. As of December 31, 2023, the Company had outstanding non-cancelable purchase obligations with terms of one year or longer aggregating $2,000,000 and obligations with terms less than one year of $1,000,000.

18. FAIR VALUE MEASUREMENTS

ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The three-level hierarchy is defined as follows:

Level 1 – quoted prices for identical instruments in active markets for identical assets or liabilities;

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

The carrying values of cash, prepaid expenses, other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

The Company measures and records the fair value of the derivative liabilities disclosed in accordance with ASC 815. The fair values of the derivatives were calculated using the Black-Scholes Model which requires us to make assumptions, including expected term, risk-free rate, expected volatility and expected dividend yield. The fair value of the derivative liabilities is revalued on each balance sheet date with corresponding gains and losses recorded in other income (expense) in the condensed consolidated statement of operations.

The following table presents assets and liabilities that were measured and recognized at fair value on a recurring basis as of:

	Level 1	Level 2	Level 3	Total Gains and (Losses)
December 31, 2023
Derivative liabilities	$-	$-	$1,375,063	$23,807,318
Investment – WTRV	-	-	9,224,785	-

March 31, 2023
Derivative liabilities	-	$-	$19,862,226	$32,924,126
Bitcoin	-	-	-	(9,122)
Investment – WTRV	-	-	9,224,785	(20,775,215)

There were no transfers between Level 1, 2 or 3 during the nine months ended December 31, 2023.

The table below shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended December 31, 2023:

Beginning balance as of March 31, 2023	$(10,637,441)
Issuance – convertible notes with warrants	(4,686,817)
Redemption of derivative liabilities and preferred, net	633,338
Net change in fair value included in earnings	23,807,318
Ending balance as of December 31, 2023	$7,849,722

19. RELATED PARTY TRANSACTIONS

In connection with the hospitality services the Company offers, the Company and certain customers enter into separate arrangements with respect to sponsorships the Company provides in addition to a number of ongoing commercial relationships, including license agreements.

See note 8 for the investment in WTRV. The Company’s previous Chief Executive Officer and Chief Financial Officer held similar positions in WTRV at the time of the investment.

In the three and nine months ended December 31, 2023, the Company was advanced $5,743,428 and $13,253,948, respectively, from AAI.

Revenues and Accounts Receivable

The Company had related party hospitality service sales of $0 and $58,950 for the three and nine months ended December 31, 2023, respectively, and $0 in the three and nine months ended December 31, 2022. As of December 31, 2023 and March 31, 2023, the Company had related party receivables of $62,200 and $0, respectively.

Allocation of General Corporate Expenses

AAI provides use of certain assets, human resources and other executive services to the Company. The accompanying financial statements include allocations of these expenses. The allocation method calculates the appropriate share of costs to the Company by using the percentage of time spent working on and building the Company’s business. The Company believes the allocation methodology used is reasonable and has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. AAI allocated $388,695 and $1,784,537 of costs for the three and nine months ended December 31, 2023, respectively, and $0 for the three and nine months ended December 31, 2022.

20. SEGMENT INFORMATION

The Company determines its operating segments based on how the chief operating decision maker ("CODM") views and analyzes each segments' operations, performance and allocates resources. Milton “Todd” Ault, Chairman of the board and CEO as of January 2024, is the CODM. The CODM utilizes net loss as the measure of segment profit or loss.

From September 30, 2022 through September 30, 2023, the Company had one aggregated reporting segment, which included the continuing operations related to Agora, Zest Labs and BitNile.com. Most of the limited continuing operations were related to Agora and the BitNile.com metaverse while Zest Labs operations were immaterial.

In the current fiscal quarter, with the launch of operations of RiskOn360 and the reclassification of Agora to discontinued operations, the Company changed its presentation of operating results. Herein, the Company reports the following two reporting segments: (1) BitNile.com and services (“BNS”) and (2) RiskOn360. Separate financial information for BNS and RiskOn360 is evaluated by the CODM to allocate resources and assess performance. As GuyCare had immaterial operations as of December 31, 2023, the Company did not review the business separately and its operations are not separately reported herein.

BNS is composed of operations from products and services provided in the Metaverse Platform and hospitality services provided in our sponsored racing events where the Platform is advertised. Management does not consider hospitality as a separate operating segment from the Metaverse Platform as the hospitality activities are considered incidental to the sponsorships and would not continue if the sponsorships were discontinued.

The Company’s segments do not engage in transactions with one another. The two reporting segments use certain shared infrastructure, and each segment is presented with its direct costs and an allocation of shared overhead costs.

BNS began operations during fiscal year 2023 and RiskOn360 started operations in November 2023. During the three and nine months ended December 31, 2022, the Company did not have businesses providing BNS or RiskOn360 products and services and therefore there is no meaningful comparative information for the prior year periods presented. Additionally, the financial information as of and for the three and nine months ended December 31, 2022 in the condensed consolidated financial statements relates to the holding company, Ecoark Holdings, Inc. (later renamed BitNile Metaverse, Inc. and currently RiskOn International, Inc.).

The table below highlights the Company's revenues, expenses and net loss for each reportable segment and is reconciled to net loss on a consolidated basis for the three months ended December 31, 2023.

	December 31, 2023
	BNS	RiskOn360	Other[1]	Total
RiskOn360 revenues	$-	$240,356	$-	$240,356
BNS revenue	-	-	-	-
Cost of revenue	-	2,058,024	-	2,058,024
Operating loss before other expenses	-	(1,817,668)	-	(1,817,668)

Operating expenses
Salaries	690,752	202,786	145,250	1,038,788
Professional fees	359,745	-	-	359,745
Selling, general and administration	5,893,520	969,420	34,355	6,897,295
Depreciation and amortization	123,104	1,912	-	125,016
Total	7,067,121	1,174,118	179,605	8,420,844

Loss from continuing operations	(7,067,121)	(2,991,786)	(179,605)	(10,238,512)
Other expense	(4,316,742)	-	-	(4,316,742)
Loss from discontinued operations	-	-	(243,863)	(243,863)
Net Loss	$(11,383,863)	$(2,991,786)	$(423,468)	$(14,799,117)
[1]	The Other category includes GuyCare expenses and loss from discontinued operations.

The table below highlights the Company’s revenues, expenses and net loss for each reportable segment and is reconciled to net loss on a consolidated basis for the nine months ended December 31, 2023:

	December 31, 2023
	BNS	RiskOn360	Other[2]	Total
RiskOn360 revenues	$-	$240,356	$-	$240,356
BNS revenue	64,350	-	-	64,350
Cost of revenue	114,722	2,058,024	-	2,172,746
Operating loss before other expenses	(50,372)	(1,817,668)	-	(1,868,040)

Operating expenses
Salaries	2,113,207	202,786	145,250	2,461,243
Professional fees	790,221	-	-	790,221
Selling, general and administration	22,171,498	969,420	34,355	23,175,273
Depreciation and amortization	369,311	1,912	-	371,223
Total	25,444,237	1,174,118	179,605	26,797,960

Loss from continuing operations	(25,494,609)	(2,991,786)	(179,605)	(28,666,000)
Other income	12,885,492	-	-	12,885,492
Loss from discontinued operations	-	-	(8,818,437)	(8,818,437)
Net Loss	$(12,609,117)	$(2,991,786)	$(8,998,042)	$(24,598,945)
[2]	The Other category includes GuyCare expenses and loss from discontinued operations.

21. SUBSEQUENT EVENTS

Nasdaq Compliance

On January 9, 2024, the Company received a letter (the “Letter”) from the Listing Qualifications staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Staff has determined that the Company has violated Nasdaq’s voting rights rule set forth in Listing Rule 5640 (the “Voting Rights Rule”). The Voting Rights Rule states that a company cannot create a new class of security that votes at a higher rate than an existing class of securities or take any other action that has the effect of restricting or reducing the voting rights of an existing class of securities. The alleged violation of the Voting Rights Rule relates to the issuance of 603.44 shares of newly designated Series D Convertible Preferred Stock in exchange for the cancellation of $15,085,930 of cash advances made by Ault Alliance, Inc. (“AAI”) to the Company between January 1 and November 9, 2023, pursuant to the Securities Purchase Agreement (the “Agreement”) by and between the Company and AAI. See note 15, “Preferred Stocks” for the terms of the Preferred Stock.

According to the Letter, Nasdaq determined the Preferred Stock violates the Voting Rights Rule because the Preferred Stock could convert at a discount to the price of the Common Stock on the date of execution of the Agreement, and because the Preferred Stock votes on an as-converted basis. The Company notes that the violation is based on a hypothetical situation in the future, in which the anti-dilution protection triggers a ratchet down of the Conversion Price below the minimum price per share of the Company’s common stock at the time of the issuance of the Preferred Stock.

S-3 Registration Statement

On January 17, 2024, the Company filed a shelf registration statement, which was amended on February 8, 2024, for the sale of common stock, preferred stock, warrants, rights, units or a combination therefore, having an aggregate initial offering price not exceeding $25,000,000. The preferred stock, warrants, rights and units may be convertible, exercisable or exchangeable for common stock or preferred stock or other securities of the Company. The registration statement was declared effective by the SEC on February 14, 2024.

S-1 Registration Statement

On January 23, 2024, the Company filed a registration statement, which was amended on February 7, 2024, related to the offer and resale of up to 40,000,000 shares of common stock under the ELOC Purchase Agreement. The registration statement was declared effective by the SEC on February 9, 2024.

Changes in Board of Directors Composition and Management

Effective January 29, 2024 (the “Effective Date”), the Company accepted the resignations of (i) Randy May, its former Chairman of the Board of Directors (the “Board”) in such capacity, and as the Company’s Chief Executive Officer, and (ii) Jay Puchir, its former Chief Financial Officer, each of which was submitted to the Company on January 28, 2024. On the Effective Date, Mr. Milton “Todd” Ault was appointed as its Chairman of the Board and Chief Executive Officer, William B. Horne and Steve J. Smith were appointed to the Board of Directors, Kayson Pulsipher was appointed as Chief Financial Officer, Joseph M. Spaziano as Chief Operating Officer and Douglas Gintz as Chief Technology Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on July 14, 2023.

Overview

On March 15, 2023, Ecoark Holdings, Inc. changed its name to BitNile Metaverse, Inc.; subsequently, on November 1, 2023 it changed its name to RiskOn International, Inc. (the “Company”) and is a holding company incorporated in the State of Nevada on November 19, 2007. On February 8, 2023, the Company entered into a Share Exchange Agreement (the “SEA”) by and among Ault Alliance, Inc. (“AAI”), the owner of approximately 86% of BitNile.com, Inc. (“BNC”), a significant shareholder of the Company, and the minority shareholders of BNC (the “Minority Shareholders”). The SEA provides that, subject to the terms and conditions set forth therein, the Company will acquire all of the outstanding shares of capital stock of BNC as well as the securities of Earnity, Inc. beneficially owned by BNC (which represents approximately 19.9% of the outstanding securities of Earnity, Inc. as of the date of the SEA), in exchange for the following: (i) 8,637.5 shares of newly designated Series B Convertible Preferred Stock of the Company to be issued to Ault (the “Series B”), and (ii) 1,362.5 shares of newly designated Series C Convertible Preferred Stock of the Company to be issued to the Minority Shareholders (the “Series C,” and together with the Series B, the “Preferred Stock”). The Series B and the Series C, the terms of which are summarized in more detail below, each have a stated value of $10,000 per share, for a combined stated value of $100,000,000, and subject to adjustment, are convertible into a total of up to 13,333,333 shares of the Company’s common stock. The Company has independently valued the Series B and Series C as of the date of acquisition. The combined value of the shares issued to Ault was $53,913,000 using a blended fair value of the discounted cash flow method and option pricing method.

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

Through December 31, 2023, the Company’s former wholly owned subsidiaries, Agora and Wolf Energy Services have been treated for accounting purposes as divested.

Our Business Strategy

BitNile.com and services (“BNS”)

The metaverse industry is experiencing rapid growth and expansion, driven by advancements in technology, increased interest in virtual experiences and the rise of digital economies. Our business strategy revolves around creating a seamless, all-encompassing platform that caters to various user needs and interests.

The strategic pillars for the growth of the platform include (i) leveraging cutting-edge technology to offer a user-friendly, browser-based platform compatible with virtual reality headsets and other modern devices for an enhanced experience, (ii) providing a diverse range of products and experiences that caters to users with different interests and preferences, (iii) fostering global connections and a sense of community among users, encouraging socialization and collaboration, and (iv) focusing on continuous innovation to stay ahead of industry trends and customer expectations.

We expect to generate revenue in fiscal year 2024 and 2025 through the sale of tokens or coins that provide our end users with interactive entertainment (game play) and durable goods principally for the personal computer and mobile platforms.

Hospitality service revenue and expenses are generated through services and hosting provided to groups at certain social functions and sporting events. Hospitality service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate, determined based on common industry prices, for the services the Company provides.

RiskOn360

RiskOn360 is a versatile educational global success conference series specifically tailored for business owners and entrepreneurs. What distinguishes RiskOn360 is its approach to education, providing training in-person in multiple cities, making it accessible to learners across the United States.

The company's commitment extends beyond mere knowledge transfer; it focuses on empowering individuals to achieve greater success and confidence in their entrepreneurial pursuits. The conferences are expertly crafted to not only impart essential business knowledge but also to build confidence among learners, enabling them to make informed and effective business decisions.

The curriculum is a blend of theoretical knowledge and practical application, designed to be engaging and relevant regardless of the industry the learners are in. The learners participate in in-person sessions and are guaranteed an interactive and hands-on learning experience. This approach is particularly effective in ensuring that theoretical concepts are well understood and can be applied practically in real business contexts. The conference topics are based on real life experiences and scenarios across multiple industries and case studies. This ensures that learners are well-equipped to navigate the challenges of the business world confidently.

RiskOn360 aims to be an invaluable resource for individuals looking to enhance their business and entrepreneurial skills and empower the learners with the necessary skills and confidence to succeed and excel in their business ventures.

Recent Developments

During the current fiscal year ending March 31, 2024, the Company engaged in the following transactions:

●	On April 27, 2023, the Company closed a $6,875,000 senior secured convertible promissory note, and with the senior secured convertible note, the Company granted the noteholders 2,100,905 warrants that expire five years from the issuance date and have a strike price of $3.28. The warrants due contain a rachet provision which the Company has determined meets the criteria for treatment as a derivative liability.

●	On May 4, 2023, the Company amended its Articles of Incorporation to effectuate a 1-for-30 reverse stock split. The Company also reduced its authorized shares on a 1-for-30 basis going from 100,000,000 authorized shares down to 3,333,333 authorized shares. The Company has reflected this reverse split retroactively in their condensed consolidated financial statements pursuant to SAB Topic 4C. On October 16, 2023, the Company, upon obtaining shareholder approval, filed a certificate of amendment to its Articles of Incorporation increasing its authorized shares of common stock from 3,333,333 to 500,000,000.

●	On May 8, 2023, the Company received a letter from the Listing Qualifications staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Staff has determined to delist the Company’s common stock, par value $0.001 per share (the “Common Stock”) from The Nasdaq Capital Market, effective May 17, 2023, pursuant to Listing Rule 5810(c)(3)(A)(iii), as the Company’s common stock traded below $0.10 per share for 10 consecutive trading days. On May 12, 2023, the Company issued a press release announcing a 1-for-30 reverse stock split of its outstanding common stock which was effective for trading purposes as of the commencement of trading on May 15, 2023. On May 26, 2023, the Company received a letter from Nasdaq stating that the Company’s bid price deficiency had been cured.

●	On May 15, 2023, Agora and Trend Ventures, LP entered into a First Amendment of Senior Secured Promissory Note (“First Amendment”), to amend the $4,250,000 senior secured promissory note entered into June 16, 2022. The First Amendment amended the following clauses of the original note: (a) the principal amount was amended from $4,250,000 to $4,443,870, which includes all of the accrued interest through May 15, 2023; (b) the maturity date was amended from June 16, 2025 to May 15, 2025; and (c) the interest rate shall remain at 5%, and any additional accrued interest under the Default Rate shall be mutually waived by both parties. No payments on either principal or interest shall be due until the new maturity date. As of June 30, 2023, the Company has had a full reserve established for the principal and accrued interest receivable.

●	On June 21, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq notifying the Company that the Staff has determined that the Company has violated Nasdaq’s voting rights rule set forth in Listing Rule 5640 (the “Voting Rights Rule”). The alleged violation of the Voting Rights Rule relates to the issuance of (i) 8,637.5 shares of the Series B, and (ii) 1,362.5 shares of the Series C in connection with the acquisition of BNC as well as the securities of Earnity, Inc. beneficially owned by BNC (collectively, the “Assets”) pursuant to the SEA by and among the Company, Ault Alliance Inc. (“AAI”) and the minority shareholders of BNC, which was previously disclosed on Current Reports on Form 8-K filed by the Company on February 14, 2023 and March 10, 2023.

●	On July 18, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq indicating that the Company’s shareholders’ equity as reported in the 2023 Annual Report did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s shareholders’ equity be at least $2.5 million. As reported in the 2023 Annual Report, the Company’s shareholders’ equity as of March 31, 2023 was approximately $(13.9) million.

The Company submitted a compliance plan, which was subsequently amended and restated, to the staff. On December 1, 2023, Nasdaq notified the Company that it rejected the Compliance Plans. The Company has appealed the Staff’s determination to delist the Company’s Common Stock to a Hearings Panel (the “Panel”). The Panel will hear the Company’s appeal on February 29, 2024. The Panel will consider all violations against the Voting Rights Rule in connection with the Company’s appeal.

●	On August 24, 2023, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with Arena Business Solutions Global SPC II Ltd on behalf of and for the account of Segregated Portfolio #3 – SPC #3 (“Arena”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Arena to purchase up to an aggregate of $100,000,000 of shares of our common stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement (as defined in the ELOC Purchase Agreement), we have the right to present Arena with an advance notice (each, an “Advance Notice”) directing Arena to purchase any amount up to the Maximum Advance Amount. The Registration Statement was declared effective on October 30, 2023.

●	On August 25, 203, we, Zest Labs and Zest Labs Holdings, LLC (owned by Gary Metzger, a current board member of our company) (the “Purchaser”), entered into a stock purchase agreement, whereby the Purchaser purchased 100% of the issued and outstanding common stock of Zest Labs from us in exchange for the Purchaser agreeing to distribute any net proceeds from any new or ongoing intellectual property litigation or the sale or licensing of any intellectual property of Zest Labs to our shareholders of record as of November 15, 2022.

●	On September 28, 2023, the Company amended the Certificate of Designations for each of the Series B Preferred Stock and the Series C Preferred Stock to eliminate all voting rights of these series of preferred stock. On October 16, 2023, Nasdaq notified the Company that it had regained compliance with the Voting Rights Rule.

●	On November 1, 2023, both Agora and Bitstream, filed voluntary petitions for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. The bankruptcy cases are being administered under case numbers 23-51490 and 23-51491,respectively. The cases are still pending before the court.

●	On November 2, 2023, the Company received a letter from the Listing Qualifications staff of Nasdaq stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 31 consecutive business days.

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

The purchase price was paid by the cancellation of $15,085,930.69 of cash advances made by AAI to us between January 1, 2023 and November 9, 2023. The terms of the Preferred Shares as set forth in the Certificates of Designations of the Rights, Preferences and Limitations of the Series D Convertible Preferred Stock (the “Certificate”) include conversion terms and dividend payout terms. The Preferred Shares each have a stated value of $25,000 per share (the “Stated Value”).

●	On January 17, 2024, the filed registration statement under a shelf registration process any combination of common stock, preferred stock, warrants, rights or units having an aggregate initial offering price not exceeding $25,000,000. The preferred stock, warrants, rights and units may be convertible, exercisable or exchangeable for common stock or preferred stock or other securities of ours.

●	On January 23, 2024, the Registration Statement related to the offer and resale of up to 40,000,000 shares of common stock, par value $0.001 per share, of the Company, by Arena Business Solutions Global SPC II, Ltd., on behalf of and for the account of Segregated Portfolio #3 – SPC #3 (the “Selling Stockholder”). The shares included in this prospectus consist of (i) shares of our common stock that we may, in our discretion, elect to issue and sell to the Selling Stockholder, from time to time after the date of this prospectus, pursuant to the ELOC Purchase Agreement we entered into with the Selling Stockholder, in which the Selling Stockholder has committed to purchase from us. We are registering the resale of up to 40,000,000 of common stock issuable to the Selling Stockholder under the Purchase Agreement. The Purchase Agreement provides that we have the right to direct the Selling Stockholder to purchase up to an aggregate of $100 million of shares of our common stock (the “Maximum Commitment Amount”), of which $3,006,996 was previously registered, and, as consideration for the Selling Stockholder entering into the Purchase Agreement, we are required to issue to the Selling Stockholder, as a commitment fee, a number of shares of common stock having an aggregate dollar value equal to $4 million, of which $1,366,331 was previously registered. See the section titled “Committed Equity Financing” for a description of the Purchase Agreement and the section titled “Selling Stockholder” for additional information regarding the Selling Stockholder.

●	Effective January 29, 2024, the Company (i) accepted the resignations of Randy May, its former Chairman of the Board of Directors (the “Board”) and as the Company’s Chief Executive Officer, and Jay Puchir, its former Chief Financial Officer, (ii) appointed Mr. Milton “Todd” Ault as its Chairman of the Board and Chief Executive Office (Mr. Ault was appointed to the Board on January 4, 2024), (iii) appointed William B. Horne and Steve J. Smith to the Board and (iv) appointed Kayson Pulsipher as Chief Financial Officer, Joseph M. Spaziano as Chief Operating Officer, Douglas Gitntz as Chief Technology Officer.

Consolidated Results of Continuing Operations

The results below do not include our discontinued operations activity, accordingly, period to period comparisons may not be meaningful.

Consolidated Continuing Operations for the Three Months Ended December 31, 2023 and 2022

	December 31,
	2023	2022	Change ($)	Change (%)
RiskOn360 revenue	$240,356	$-	$240,356	100%
Cost of revenue	2,058,024	-	2,058,024	100%
Gross loss	(1,817,668)	-	(1,817,668)	100%

Operating expenses
Salaries	1,038,788	241,403	797,385	330%
Professional and consulting fees	359,745	123,288	236,457	192%
Selling, general and administration	6,897,295	1,089,816	5,807,479	533%
Depreciation and amortization	125,016	-	125,016	100%
Total operating expenses	8,420,844	1,454,507	6,966,337	479%
Operating loss	(10,238,512)	(1,454,507)	(8,784,005)	604%
Other (expense) income
Change in fair value of derivative liabilities	824,475	6,124,833	(5,300,358)	-87%
Dividend expense	(1,589,046)	-	1,589,046	100%
Loss on conversion of derivative liability to common stock in conversion of preferred stock	-	(3,923)	(3,923)	-100%
Gain on conversion of notes	2,563	-	2,563	100%
Loss on disposal of fixed assets	(2,454)	-	2,454	100%
Amortization of discounts	(1,588,474)	-	1,588,474	100%
Loss on redemption of Series A preferred stock	(1,938,587)	-	1,938,587	100%
Interest (expense) income, net of interest income	(25,219)	87,611	(112,830)	129%
Total other (expense) income	(4,316,742)	6,208,521	(10,525,263)	170%
(Loss) gain from continuing operations before discontinued operations	(14,555,254)	4,754,014	(19,309,268)	406%
Discontinued operations
Loss from discontinued operations	(243,863)	(2,327,043)
Total loss discontinued operations	(243,863)	(2,327,043)
Net (loss) income	$(14,799,117)	$2,426,971

Revenue and Gross Loss

Revenue and gross loss during the three months ended December 31, 2023 were $0.2 million and $2.0 million, respectively. The revenue and increased cost of revenue was attributable to the RiskOn360 conference held during the period. We did not have revenue or cost of sales during the three months ended December 31, 2022.

Operating Loss and Operating Expenses

During the three months ended December 31, 2023, our operating loss increased by $9 million, from $1 million for the three months ended December 31, 2022. The increase was due to increases in advertising expenses, gross loss, salary expense and platform fees of approximately $5 million, $2 million, $1 million and $1 million, respectively.

Loss from Continuing Operations

Loss from continuing operations for the three months ended December 31, 2023 was $15 million compared to income from continuing operations for the three months ended December 31, 2022 of $5 million. The increase of approximately $19 million was primarily due to the increase of our operating loss of approximately $9 million coupled with the decreased gain on the remeasurement of fair value for the derivative liabilities of approximately $5 million, increased amortization of original issuance and derivative discounts expense of $2 million, loss on redemption of Series A preferred stock of $2 million and dividend expenses of approximately $1 million.

Consolidated Continuing Operations For the Nine Months Ended December 31, 2023 and 2022

	December 31,
	2023	2022	Change ($)	Change (%)
RiskOn360 revenue	$240,356	$-	$240,356	100%
BitNile.com and service revenue	64,350	-	64,350	100%
Cost of revenue	2,172,746	-	2,172,746	100%
Gross loss	(1,868,040)	-	(1,868,040)	100%

Operating expenses
Salaries	2,461,243	917,215	1,544,028	168%
Professional and consulting fees	790,221	248,015	542,206	219%
Selling, general and administration	23,175,273	2,386,655	20,788,618	871%
Depreciation and amortization	371,223	-	371,223	100%
Total operating expenses	26,797,960	3,551,885	23,246,075	654%
Operating loss	(28,666,000)	(3,551,885)	(25,114,115)	707%
Other (expense) income
Change in fair value of derivative liabilities	23,807,318	9,017,305	14,790,013	164%
Dividend expense	(4,739,726)	-	4,739,726	100%
Loss on conversion of derivative liability to common stock in conversion of preferred stock	-	(3,923)	3,923	-100%
Gain on conversion of notes	2,563	-	2,563	100%
Loss on disposal of fixed assets	(2,454)	-	2,454	100%
Amortization of discounts	(4,172,858)	-	4,172,858	100%
Loss on redemption of Series A preferred stock	(1,938,587)		1,938,587	100%
Interest income (expense), net of interest income	(70,764)	(77,353)	6,589	-9%
Total other income	12,885,492	8,936,029	3,949,463	44%
(Loss) gain from continuing operations before discontinued operations	(15,780,508)	5,384,144	(21,164,652)	393%
Discontinued operations
Loss from discontinued operations	(9,501,589)	(26,592,798)
Gain (loss) on disposal of discontinued operations	683,152	(11,823,395)
Total loss discontinued operations	(8,818,437)	(38,416,193)
Net loss	$(24,598,945)	$(33,032,049)

Revenue and Gross Loss

Revenue and gross loss during the nine months ended December 31, 2023 were $0.3 million and $2.2 million, respectively. The revenue and increased cost of revenue was attributable to the RiskOn360 conference held during the period as well as sales of Hospitality services. We did not have revenue or cost of sales during the nine months ended December 31, 2022.

Operating Loss and Operating Expenses

During the nine months ended December 31, 2023, our operating loss increased by $25 million, from $4 million for the nine months ended December 31, 2022. The increase was primarily due to increases in sponsorship and advertising expenses, platform fees, cost of sales and travel expenses of approximately $18 million, $3 million, $2 million, $2 million, respectively.

Loss from Continuing Operations

Loss from continuing operations for the nine months ended December 31, 2023 was $16 million compared to income from continuing operations for the nine months ended December 31, 2022 of $5 million. The increase of $21 million was due to the increase of our operating loss of $25 million, loss on redemption of Series A preferred stock of $2 million, increased dividend expense of $5 million and amortization of discounts of $4 million, partially offset by the increased gain on the change in fair value of the derivative liabilities of approximately $15 million.

Business Segment Results for the Three and Nine Months Ended December 31, 2023 and 2022

As discussed in note 20, we changed the presentation of our segment operating results in the quarter ended December 31, 2023, and all amounts are presented under the new reporting segment structure. We have two reporting segments: the BitNile.com Metaverse & Hospitality segment and the RiskOn360 segment. Both were acquired in March 2023 as a part of the SEA agreement with AAI. GuyCare was formed and launched in November 2023 and had nominal operations during the three and nine months ended December 31, 2023, and is therefore considered an immaterial operating segment. We had no operations relating to Metaverse & Hospitality or RiskOn360 during the three months ended December 31, 2022.

The financial information as of and for the three and nine months ended December 31, 2022 in the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q relates to Ecoark Holdings (later renamed BitNile Metaverse and currently named RiskOn International), a holding company, and the discontinued operations of Wolf Energy, Agora and Zest. The results of operations from Agora and Zest are included in discontinued operations for the three and nine months ended December 31, 2023.

As there is no meaningful financial information relating to our new segments compared to prior period segments, management has no additional discussion and comparative analysis to disclose. The significant activities and transactions of both periods are discussed in the notes to the financial statements and in the discussion and analysis of the consolidated results of continuing operations above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable, accounts payable and capital expenditures.

Net cash used in operating activities of continuing operations was approximately $29 million for the nine months ended December 31, 2023, as compared to approximately $28 million in the prior year period. Significant changes impacting net cash used in operating activities during the nine months ended December 31, 2023 as compared to nine months ended December 31, 2022 were primarily due to (i) a $7 million reduction in loss from continuing operations, (ii) change in the fair value of derivative liabilities of approximately $18 million during the nine months ended December 31, compared to $6 million in the prior year period, (iii) gain on disposal of Zest of approximately $1 million compared to a loss of $13 million on the disposal of previous subsidiaries in the prior year period, and (iv) increased changes in accounts payable of $7 million, dividends payable of $5 million and amortization of discount of $4 million.

Net cash used in investing activities during the nine months ended December 31, 2023 increased due to fixed asset purchases and an investment in a simple agreement for future equity, partially offset by no cash being provided during the nine months ended December 31, 2023 by discontinued operations.

Net cash provided by financing activities during the nine months ended December 31, 2023 increased by approximately $9 million, primarily due to the proceeds from AAI of $13 million and the proceeds from the sale of common stock and convertible notes of $8 million during the nine months ended December 31, 2023, offset by proceeds to the sale of preferred stock of $12 million in the prior year period.

As of December 31, 2023, we had $101,487 in cash and cash equivalents. We believe that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the condensed consolidated financial statements, and we need to raise capital to support our operations, raising substantial doubt about our ability to continue as a going concern. We acquired BitNile.com in March 2023, which has generated nominal revenue as of December 31, 2023. The accompanying financial statements for the three and nine month periods ended December 31, 2023 have been prepared assuming we will continue as a going concern, but our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we establish continued revenue streams and become profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. If we are unable to obtain the necessary additional financing on a timely basis, we will be required to delay, reduce or perhaps even cease the operation of our business. As discussed in note 2, “Liquidity and Going Concern” above, during the current fiscal year, we received $5 million in proceeds from the sale of senior secured convertible notes in April 2023, $1 million from the issuance of term notes in October and December 2023, and as of December 31, 2023, we have raised $1 million from the sale of common stock related to the ELOC purchase agreement. The proceeds received have gone towards working capital until we can generate the necessary funds from our operations.

The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See “Risk Factors” included in our 2023 Annual Report filed with the Securities and Exchange Commission SEC on July 14, 2023.

Critical Accounting Estimates

A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended March 31, 2023. There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Form 10-K. For a description of our critical accounting policies and estimates, see Part I, Item 1, note 3, "Basis of Presentation and Significant Accounting Policies" in our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

See Part I, Item 1, note 3, "Basis of Presentation and Significant Accounting Policies" in our notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements as of the date of this Quarterly Report on Form 10-Q.

Our management has considered all recent accounting pronouncements issued since the last audit of our financial statements. Our management believes that these recent pronouncements, other than those discussed in note 3, will not have a significant effect on our financial statements.

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

3.	The Company does not have sufficient written documentation of internal control policies and procedures; and

4.	The Company’s financial reporting is carried out with the assistance of an outside financial consultant.

Planned Remediation

Management has taken and is taking steps to rectify these weaknesses through (i) hiring qualified accounting, financial reporting and key management personnel with public experience, (ii) engaging external advisors to assist in documenting, designing and implementing internal controls to ensure proper communication of critical information, review and approvals, and (iii) enhancing policies, procedures, and documentation for significant areas of accounting, including each area where a material weakness was identified. Management has an increased focus and commitment in its efforts to remediate the identified material weaknesses.

Additionally, in order to achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

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

Changes in Internal Controls Over Financial Reporting

Except as detailed above, during the fiscal quarter ended December 31, 2023, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Incorporation, dated November 20, 2007, as amended. Incorporated by reference to the Current Report on Form 10-Q filed on February 12, 2021 as Exhibit 3.1 thereto.
3.2	Amended and Restated Bylaws effective as of April 24, 2017. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Articles of Incorporation dated October 8, 2021. Incorporated by reference to the Current Report on Form 8-K filed on October 12, 2021 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment of Articles of Incorporation, as amended, effective October 16, 2023. Incorporated by reference to the Current Report on Form 8-K filed on October 17, 2023 as Exhibit 3.1 thereto.
3.5	Certificate of Amendment to Articles of Incorporation effective November 1, 2023. Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2023 as Exhibit 3.1 thereto.
3.6	First Amendment to Amended and Restated Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on August 30, 2021 as Exhibit 3.1 thereto.
3.7	Second Amendment to Amended and Restated Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2022 as Exhibit 3.2 thereto.
3.8	Form of Certificate of Designations of Rights, Preferences and Limitations of Series B Convertible Preferred Stock, dated March 6, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.1 thereto.
3.9	Form of Certificate of Designations of Rights, Preferences and Limitations of Series C Convertible Preferred Stock, dated March 6, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.2 thereto.
3.10	Form of Certificate of Amendment to the Form of Certificate of Designations of Rights, Preferences and Limitations of Series B Convertible Preferred Stock, dated March 7, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.3 thereto.
3.11	Form of Certificate of Amendment to the Form of Certificate of Designations of Rights, Preferences and Limitations of Series C Convertible Preferred Stock, dated March 7, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.4 thereto.
3.12	Articles of Merger, dated March 17, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 21, 2023 as Exhibit 3.1 thereto.
3.13	Certificate of Change, dated May 4, 2023. Incorporated by reference to the Current Report on Form 8-K filed on May 10, 2024 as Exhibit 3.1 thereto.
3.14	Amended and Restated Certificate of Designation of Rights, Preferences and Limitations of Series A Convertible Redeemable Preferred Stock, dated May 9, 2023. Incorporated by reference to the Current Report on Form 8-K filed on May 10, 2023 as Exhibit 3.2 thereto.
3.15	Certificate of Amendment to the Certificate of Designation of Rights, Preferences and Limitations of Series B Convertible Preferred Stock, dated September 28, 2023. Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to the Certificate of Designation of Rights, Preferences and Limitations of Series C Convertible Preferred Stock, dated September 28, 2023. Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2023 as Exhibit 3.2 thereto.
3.17	Form of Certificate of Designations of Rights, Preferences and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on November 15, 2023 as Exhibit 4.1 thereto.
10.1	Amendment No. 1 to the Purchase Agreement, dated as of October 18, 2023, by and between the Company and Arena Business Solutions Global SPC II, LTD., on behalf of and for the account of Segregated Portfolio #3 – SPC #3. Incorporated by reference to the Current Report on Form 8-K filed on October 20, 2023 as Exhibit 10.1 thereto.
10.2	Securities Purchase Agreement, dated as of November 14, 2023, by and between RiskOn International, Inc. and Ault Alliance, Inc. Incorporated by reference to the Current Report on Form 8-K filed on November 15, 2023 as Exhibit 10.1 thereto.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RiskOn International, Inc.

Date: February 20, 2024	By:	/s/ Milton C. Ault, III
Milton C. Ault, III
Chief Executive Officer

Date: February 20, 2024	By:	/s/ Kayson Pulsipher
Kayson Pulsipher
Chief Financial Officer

