Form 10-K
period 2024-03-31
RiskOn International, Inc.
filed 2024-07-16
CIK 1437491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2024

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

Securities registered pursuant to Section 12(g) of the Act:     Common Stock, par value $0.001 per share.

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

As of September 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,512,503 based on the closing sale price as reported on the Nasdaq Stock Market of $0.8403. Shares of the registrant’s common stock held by executive officers, directors or 10% beneficial owners and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 32,666,241 shares of common stock outstanding as of July 12, 2024.

Documents incorporated by reference: None

RISKON INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-K

 FOR THE FISCAL YEAR ENDED MARCH 31, 2024

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Report is filed, and we do not intend to update any of the forward-looking statements after the date this Report is filed to confirm these statements to actual results, unless required by law.

This Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Report and our other filings with the SEC before making investment decisions regarding our common stock.

●	We have incurred significant losses since inception and we may continue to incur losses and negative cash flows in the future.

●	We will need to raise additional capital to fund our operations in furtherance of our business plan.

●	We have an evolving business model, which increases the complexity of our business.

●	We recently formed and launched askROI.com, BitNile.com, RiskOn360 and GuyCare and have recently started their operations; there are inherent risks related to the viability and success of new businesses.

●	The Series B, Series C and Series D preferred stock could result in significant dilution if or when converted into common stock.

●	Our subsidiary Agora and its subsidiaries are currently in bankruptcy proceedings.

●	Our holding company model presents certain additional risks.

●	Our growth strategy is subject to a significant degree of risk.

●	We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

●	If we fail to anticipate and adequately respond to rapid technological changes in our principal industry, including evolving industry-wide standards, in a timely and cost-effective manner, our business, financial condition and results of operations would be materially and adversely affected.

●	Our common stock price is volatile.

●	Risks relating to maintaining an active, liquid and orderly trading market for our common stock as a result of our delisting from trading on the Nasdaq Capital Market of the Nasdaq Stock Market LLC.

PART I

ITEM 1.	BUSINESS

As used in this Report, the terms “we,” “us,” “our,” “RiskOn International,” “ROII” and the “Company” mean RiskOn International, Inc., a Nevada corporation and its consolidated subsidiaries, unless otherwise indicated.

Overview

On November 1, 2023, BitNile Metaverse, Inc. changed its name to RiskOn International, Inc. and its ticker from BNMV to ROI, which became ROII when trading of the shares of our common stock (the “Common Stock”) was suspended by Nasdaq on February 28, 2024. We are a holding company incorporated in the State of Nevada on November 19, 2007. The change in the name and ticker were undertaken to emphasize our commitment to developing a vertically integrated community while creating a seamless and enriched user experience.

We own 100% of BitNile.com, Inc. (“BNC”), including the BitNile.com Metaverse platform (the “Metaverse”). The Metaverse, which went live to the public on March 1, 2023, allows users to engage with a new social networking community and purchase both digital and physical products while playing 2D and 3D immersive games. We also wholly own RiskOn360, Inc. (“RiskOn360”), formerly Ault Iconic, and GuyCare, Inc. (“GuyCare”). RiskOn360 organizes and holds business training conference and learning seminars on certain dates and in certain cities across the United States; RiskOn360 held one event during the twelve months ended March 31, 2024. GuyCare was formed in September 2023 and provides men’s health and wellness services as a core part of creating a sound and successful individual experience; GuyCare opened its first clinic in January 2024. We are developing askROI.com (“askROI”), an artificial intelligence (“AI”)- powered software-as-a-service (“SAAS”) platform through ROII. askROI will utilize a licensed large language model (“LLM”) to provide businesses with intelligent data analysis, actionable insights, and decision support. The platform is designed to integrate with existing company tools and data sources, offering solutions for sales, support, and administrative teams.

Key Developments in the Fiscal Year Ended March 31, 2024

On August 25, 2023, we, along with our former subsidiary Zest Labs, Inc. (“Zest Labs”) and Zest Labs Holdings, LLC (owned by Gary Metzger, one of our current board members and therefore a related party) (the “Purchaser”), entered into a stock purchase agreement, whereby the Purchaser purchased 100% of the issued and outstanding common stock of Zest Labs from us in exchange for the Purchaser agreeing to distribute any net proceeds from any new or ongoing intellectual property litigation or the sale or licensing of any intellectual property of Zest Labs to our shareholders of record as of November 15, 2022. As a result, Zest Labs is no longer our subsidiary. All the assets and liabilities have been assumed by the Purchaser and we recorded a gain of $683,152 from the disposal of Zest Labs.

On November 1, 2023, our wholly owned subsidiary, Agora Digital Holdings, Inc. (“Agora”) and Bitstream Mining LLC (“Bitstream”), Agora’s sole operating subsidiary, filed petitions for Chapter 7 bankruptcy in the United States Bankruptcy Court for the Western District of Texas. As a result, we deemed Agora to be a discontinued operation for the years ended March 31, 2024 and 2023. The cases are still pending before the court.

Through March 31, 2024, our former wholly owned subsidiaries have been treated for accounting purposes as divested. This Report includes only those subsidiaries as of March 31, 2024. The comparative financial statements for the year ended March 31, 2023 reflect the operations of those subsidiaries that were sold during the year ended March 31, 2024 as discontinued operations in the consolidated statements of operations and as assets and liabilities of discontinued operations on the consolidated balance sheets.

The Metaverse represents a significant development in the online metaverse landscape. By integrating various elements such as virtual markets, real world goods marketplaces and VIP experiences, gaming, social activities, sweepstakes, gambling, and more, we aim to revolutionize the way people interact online.

RiskOn360 organizes and holds business training and coaching conferences and learning seminars in certain cities across the United States. The curated events are designed for the attendees to learn from keynote speakers and panelists and have intimate networking opportunities.

In September 2023, we formed GuyCare, which provides health and wellness services as a core part of creating a sound and successful individual, specializing in men’s health. The clinics are expected to provide discreet and confidential care, ensuring men’s health and well-being through proven therapeutic interventions and innovative wellness programs. The first GuyCare clinic opened in January 2024.

We are focused on the development, promotion, and awareness of AI integration, primarily within the business community. We aim to cultivate businesses and individuals by offering a technology solution with high growth potential. Our newest endeavor, “askROI,” is a generative AI platform built upon a proprietary LLM. Businesses and individuals alike can leverage askROI’s capabilities for tasks such as research optimization, content creation, streamlined communication, and workflow improvement. Our ultimate vision for askROI is to create a one-stop-shop for individuals and businesses to access generative AI products. We plan to regularly integrate new tools and products within the askROI platform to continually expand the capabilities and opportunities within askROI.

Description of Business

BNC

Overview

BNC is an online gaming platform specializing in 2D and 3D sweepstakes casino games. Our 3D offerings immerse players in a metaverse-like environment, while our 2D games provide a more traditional casino experience. Players can participate in both free-play and sweepstakes modes, using virtual currencies (Nile Tokens and Nile Sweeps Coins) to engage with the platform’s diverse game library. Our platform is browser-based, eliminating the need for downloads or specialized hardware, and fosters a social community for interactive gameplay.

BNC’s games operate primarily on a free-to-play model, where players can participate and potentially win without any purchase necessary. Players can accumulate Nile Tokens through various methods, including gameplay, daily bonuses, promotional offers, and direct purchase. These Nile Tokens are used for standard play within the platform’s ecosystem and cannot be redeemed for cash or prizes. Additionally, players can acquire Nile Sweeps Coins through specific promotional activities, such as gameplay achievements, contests, or special offers. These Nile Sweeps Coins can be redeemed for cash prizes or other rewards, adding an extra layer of excitement and potential value to the gaming experience.

Business Strategy

BNC’s business strategy centers on innovation and user engagement within the rapidly growing digital entertainment market. BNC aims to leverage the demand for accessible, immersive, and socially driven experiences. The free-to-play model with the addition of sweepstakes through Nile Sweeps Coins aims to attract a wide range of players and incentivize continued engagement.

Key strategic initiatives include:

●	Technological Leadership:

o	Continuous investment in cutting-edge technology to enhance the platform’s performance, graphics, and overall user experience.

o	Exploration of emerging technologies like virtual reality (“VR”) and augmented reality (“AR”) to potentially expand the Metaverse’s capabilities and reach.

●	Content Diversification and Expansion:

o	Partnering with established and emerging game developers to rapidly expand the Metaverse’s game library and offer a wider variety of themes, genres and gameplay styles.

o	Development and acquisition of high-quality 3D and 2D games to cater to diverse player preferences and interests.

o	Regular introduction of new game themes, features, and challenges to keep the content fresh and engaging.

o	Potential expansion into other forms of digital entertainment beyond sweepstakes gaming, such as skill-based games or social experiences.

●	Community Building and Engagement:

o	Fostering a vibrant and inclusive online community through chat features, forums, social events, and in-game interactions.

o	Development of loyalty programs and rewards systems to incentivize player engagement and retention.

o	Active engagement with the player community through social media, feedback channels, and live events.

●	Marketing and User Acquisition:

o	Targeted marketing campaigns to reach specific demographics and player interests.

o	Leveraging partnerships and collaborations with influencers, brands, and media outlets to increase brand awareness and attract new users.

o	Optimization of user acquisition strategies through data analysis and performance tracking.

●	Regulatory Compliance and Responsible Gaming:

o	Maintaining strict adherence to all applicable laws and regulations governing sweepstakes gaming.

o	Implementing responsible gaming measures, such as self-exclusion options, spending limits, and educational resources.

o	Proactive engagement with regulatory bodies and industry organizations to stay informed about emerging trends and best practices.

By focusing on these key strategic initiatives, including the strategic use of third-party game providers, BNC aims to establish itself in the sweepstakes gaming industry, providing a compelling and rewarding experience for players while driving sustainable growth and profitability.

Competition

BNC operates in a competitive landscape, facing competition from various players in the gaming and entertainment industry:

●	Established Sweepstakes Casino Platforms: Well-known platforms like LuckyLand Slots, Chumba Casino, Funzpoints, and Stake.us have garnered significant user bases and offer a wide range of sweepstakes games.

●	Emerging Sweepstakes Casino Platforms: New platforms are continually entering the market, seeking to capture market share with innovative offerings, attractive promotions, and unique social features.

●	Brick-and-Mortar Casinos: Traditional casinos provide an alternative form of entertainment for those seeking a social gaming experience and the chance to win real money.

●	Traditional Online Casinos (where legal): In jurisdictions where online gambling is legal and regulated, BNC may also face indirect competition from traditional online casinos, which often offer a wider variety of games and betting options.

BNC differentiates itself through several key factors:

●	High-Quality 3D and 2D Games: BNC’s focus on immersive 3D metaverse experiences, alongside traditional 2D offerings, provides a unique and diverse variety of gameplay options compared to many existing sweepstakes platforms that primarily focus on 2D games. This dual approach attracts a wider demographic, including players who enjoy the immersive, interactive nature of 3D environments and those who prefer the classic appeal of 2D gameplay.

●	Social Community Building: BNC prioritizes fostering a vibrant and interactive community, encouraging player interaction, collaboration, and competition. This strong emphasis on social features sets it apart from platforms that may focus primarily on individual gameplay.

●	Innovation in Sweepstakes Experiences: BNC is committed to continuous innovation, introducing new game mechanics, promotional offers, and reward systems to keep the sweepstakes experience fresh and exciting for players.

●	Accessibility and Convenience: The Metaverse’s accessibility on various devices, including mobile phones, tablets, and desktops, makes it convenient for players to enjoy their favorite games anytime and anywhere, offering an advantage over brick-and-mortar casinos.

By combining these differentiating factors, BNC aims to carve out a distinct niche in the sweepstakes gaming market, appealing to a broader audience and providing a more immersive and socially engaging experience than many competitors.

Strategic Partnerships

To accelerate its growth and enhance its platform, BNC has established key strategic partnerships:

●	Platform Development Partner: BNC is collaborating with outside contractors that are considered leading technology providers specializing in online gaming platforms, to develop and maintain the platform’s infrastructure, ensuring scalability, reliability, and security.

●	Game Provider Partnerships: BNC is actively partnering with various third-party game developers to curate a diverse and high-quality game library, offering players a wide range of engaging 3D and 2D sweepstakes experiences.

●	Management Expertise: BNC has engaged a seasoned team with extensive experience in the online gaming and sweepstakes industry, to provide strategic guidance, operational support, and marketing expertise. This partnership ensures that BNC benefits from industry best practices and a deep understanding of the target market.

These strategic partnerships are expected to enable BNC to focus on its core competencies while leveraging the expertise and resources of established players in the technology, gaming, and management sectors. We believe that this collaborative approach will accelerate BNC’s time to market, enhance the Metaverse’s capabilities, and position us for sustained growth and success in the competitive sweepstakes gaming landscape.

BNC’s Product and Experience Portfolio

●	3D and 2D Sweepstakes Gaming: A diverse selection of visually engaging 3D and 2D games with integrated sweepstakes, offering opportunities to win virtual and real prizes.

●	Social Gaming and Interaction: A platform for users to connect and interact in a social environment, including social hubs, chat features, and opportunities for collaboration.

●	Contests of Skill (Potential): The platform may offer competitions where users showcase their talents for prizes and recognition.

Regulatory Environment: Present and Future Challenges

The sweepstakes gaming industry operates within a complex and evolving regulatory landscape. While sweepstakes models are distinct from traditional gambling, they are still subject to various legal and regulatory requirements. These requirements can differ significantly across jurisdictions, making compliance a key concern for operators in this space.

Present Regulatory Challenges

●	State-Specific Regulations: Sweepstakes laws and regulations vary widely from state to state, creating challenges for companies operating across multiple jurisdictions. Compliance with each state’s unique rules is crucial to maintain legal operation.

●	Consumer Protection: Ensuring consumer protection is a primary regulatory concern. Operators must implement measures to prevent underage participation, promote responsible gaming practices, and protect user data.

●	Advertising and Marketing Restrictions: Many states impose restrictions on the advertising and marketing of sweepstakes games, requiring operators to adhere to specific guidelines to avoid misleading consumers or promoting excessive gambling behavior.

●	Prize Fulfillment: Regulations often dictate the types of prizes that can be offered and the methods for winning these prizes, ensuring fairness and transparency for players.

Potential Future Regulatory Challenges

●	Federal Oversight: While sweepstakes are primarily regulated at the state level, there is potential for increased federal scrutiny or regulation in the future, which could impact the industry’s operations and growth.

●	Emerging Technologies: The integration of new technologies, such as blockchain and cryptocurrency, into sweepstakes gaming platforms may raise novel regulatory questions and challenges.

●	International Expansion: As companies seek to expand into new markets, they must navigate the diverse regulatory landscapes of different countries, each with its unique set of rules and requirements.

BNC is committed to maintaining strict compliance with all applicable sweepstakes laws and regulations. We proactively monitor regulatory developments, engage with industry stakeholders, and implement best practices to ensure that the Metaverse operates legally, ethically and responsibly. By prioritizing regulatory compliance, BNC aims to foster a safe and enjoyable environment for its players while contributing to the continued growth and legitimacy of the sweepstakes gaming industry.

GuyCare, Inc.

Overview

GuyCare seeks to become a leading provider of comprehensive healthcare solutions tailored to address the specific needs of the male population. Formed in 2023, GuyCare is building a consumer-centric platform that leverages innovative technologies, personalized treatments, and a patient-focused approach to transform the way men access and receive care for their health and wellness needs. GuyCare’s mission is to empower men worldwide to lead healthier, more fulfilling lives through the power of better health.

Addressing Unique Healthcare Needs

GuyCare recognizes the particular healthcare challenges faced by men and strives to offer a wide range of innovative products and services to meet those needs.

GuyCare’s portfolio of products and services addresses critical areas of men’s health, including sexual health, hair restoration, weight management, regenerative joint treatments, and overall well-being. GuyCare offers advanced treatments, such as medication-based therapies, Acoustic Wave Therapy for erectile dysfunction, and Platelet-Rich Plasma (“PRP”) injections for joint health, all delivered through a user-friendly digital platform and a network of highly qualified healthcare professionals.

In the area of sexual health, GuyCare provides treatments for erectile dysfunction, low testosterone, and premature discharge, utilizing medication-based therapies and innovative procedures like Acoustic Wave Therapy. This non-invasive treatment uses high-frequency sound waves to improve blood flow and promote tissue regeneration in the targeted area.

For hair restoration, GuyCare offers medication-based treatments in the form of pills and topical applications, carefully formulated to promote healthy hair growth and reduce hair loss.

Weight management solutions include products such as Semaglutide, a medication that regulates appetite and promotes feelings of fullness, as well as alternative options like weight loss pills. These treatments are selected based on their safety and efficacy profiles to support men in their weight loss journey.

Regenerative joint treatments, such as Adipose Derived Allograft and PRP injections, harness the body’s natural healing capabilities to promote tissue regeneration and reduce inflammation in affected joints. These treatments are complemented by a range of vitamins and supplements formulated to support joint health and overall well-being.

GuyCare’s platform enables men to access these healthcare solutions conveniently and discreetly, connecting patients with highly qualified healthcare professionals for personalized treatment plans.

Business Strategy and Market Differentiation

GuyCare’s business strategy is centered around three key pillars:

●	Trusted Brand: GuyCare strives to build a brand that is trusted by customers, easy-to-use, and normalizes the practice of seeking and receiving treatment by empowering men with personalized care and an omnichannel experience;

●	Individualized Products and Services: GuyCare leverages insights and customer feedback to offer personalized prescription and non-prescription treatments designed to meet individual needs; and

●	Clinical Excellence: The foundation of GuyCare’s platform is the consumer trust established through clinical excellence. Care delivered through the platform is subject to evidence-based clinical guidelines and provided by highly trained healthcare professionals to ensure consistency and quality.

GuyCare operates through a hybrid model that integrates a proprietary telehealth platform with a physical clinic located in Utah. This approach enables GuyCare to extend its geographic reach and provide accessible, confidential healthcare services to men across the United States. By leveraging technology and personalized care, GuyCare aims to deliver high-quality services while emphasizing patient convenience and privacy. GuyCare competes with established entities such as Hims and medRx. However, we believe that GuyCare’s comprehensive suite of offerings and adaptable delivery model combining in-person and virtual care provides GuyCare with the potential to navigate market challenges effectively and capture a growing portion of the expanding men’s health sector.

Growth Opportunities

GuyCare, having recently opened for business in 2024, is focused on several key growth strategies to establish itself as a competitive player in the men’s health sector:

●	Attracting Customers: By leveraging its innovative products and developing targeted, omnichannel acquisition strategies, GuyCare aims to attract new customers seeking treatment for their specific health concerns, building brand recognition and trust in the process;

●	Nurturing Existing Customer Relationships: As GuyCare expands its offerings and introduces personalized products, it will seek to foster long-term relationships with its existing customer base, encourage subscription-based purchases and explore cross-selling opportunities to drive growth;

●	Gradual Specialty Expansion: GuyCare is carefully planning its specialty expansion, initially focusing on conditions that can be safely and effectively treated through its telehealth platform, require ongoing customer engagement, and have well-established generic medications as treatment options. This measured approach allows GuyCare to build a strong foundation before expanding into additional areas; and

●	Exploring New Markets: While currently focused on the U.S. market, GuyCare’s digital-first, cloud-based business model has the potential to be adapted to new markets and languages in the future. As GuyCare grows and solidifies its position in the domestic market, it will explore potential international expansion opportunities to extend its reach and impact on men’s health globally.

Regulatory Environment

As a consumer-focused health and wellness company delivering comprehensive telehealth technologies, services, and products (both prescription and over the counter), GuyCare is required to comply with complex healthcare laws and regulations, as well as consumer protection laws, at both the state and federal levels. GuyCare’s business and operations are subject to extensive regulation in areas such as the practice of medicine, use of telehealth, relationships with healthcare providers, privacy as well as security of personal health information and product safety.

●	Government Regulation of Healthcare: While GuyCare currently accepts payments only from customers and not from third-party payors, GuyCare remains subject to various healthcare regulations that affect the industry as a whole and may impact customer use of its solutions;

●	Practice of Medicine and Telehealth: GuyCare’s telemedicine services are currently licensed in four states, with plans to expand its operations to all 41 states that allow nurse practitioners to operate telemedicine services that GuyCare provides. The approval of the licensing in these additional states is expected to occur on a rolling basis in 2024. For the remaining nine states, which require such services to be provided by a licensed doctor, GuyCare is seeking to contract with medical groups or hire licensed doctors to provide such services. GuyCare has established systems to ensure that providers are appropriately licensed and that telehealth services are delivered in compliance with applicable laws and regulations;

●	Affiliated Pharmacies: GuyCare contracts with affiliated pharmacies to provide pharmaceutical services. When medication is prescribed, the client pays GuyCare directly for the prescription, and GuyCare then sends the prescription and payment to one or more mail order pharmacies that GuyCare contracts with, which then dispenses the medication directly to the client;

●	U.S. Federal and State Fraud and Abuse Laws: Given its current operations, GuyCare believes that the Anti-Kickback Law, the federal False Claims Act, and the Stark Law should not apply to its business. However, if the scope of these laws is extended or GuyCare begins accepting reimbursement payments from third-party payors, it may become subject to these laws and need to modify its business model accordingly;

●	U.S. Food and Drug Administration (“FDA”) Regulations: Certain products available through GuyCare’s platform, as well as the third-party suppliers and manufacturers of these products, are subject to extensive FDA regulations. GuyCare believes that its product promotion is conducted in material compliance with FDA and other regulations. However, if the FDA determines that GuyCare’s product promotion constitutes promotion of an unapproved use or unapproved product, GuyCare could face regulatory and/or legal enforcement actions; and

●	Health Information Privacy and Security Laws: GuyCare has developed and maintains policies and procedures to protect customers’ health and personal information, including the adoption of administrative, physical, and technical safeguards. As GuyCare’s business operations continue to develop, it may collect additional sensitive information from customers, creating further compliance obligations and increasing exposure to regulatory risks.

Innovative Delivery Model

GuyCare operates through a hybrid model comprising a single brick-and-mortar clinic and an advanced telehealth platform. This approach enables it to extend its reach, offering accessible and confidential healthcare services to men across diverse geographic locations. By leveraging technology and personalization, GuyCare strives to deliver exceptional care while prioritizing convenience and comfort for its patients.

Strategic Synergies

As a subsidiary of ROII, GuyCare benefits from shared resources, infrastructure, and expertise, enabling it to scale its operations efficiently. GuyCare’s growth strategy revolves around expanding its clinic network, further enhancing its telehealth capabilities, and forging strategic partnerships and acquisitions that align with GuyCare’s mission to improve men’s health outcomes globally.

Conclusion

GuyCare stands at the forefront of men’s health and wellness, committed to delivering personalized, discreet, and comprehensive solutions that empower men to lead healthier, more fulfilling lives. With GuyCare’s unwavering dedication to innovation, excellence, and patient-centered care, it is poised to capitalize on the growing demand for specialized men’s healthcare services and make a meaningful impact on the well-being of its clients nationwide.

Further, GuyCare is well-positioned to capitalize on the growing demand for specialized men’s healthcare services by leveraging its brand, innovative products and services, and commitment to clinical excellence. As GuyCare expands its clinic network, enhance its telehealth capabilities, and forge strategic partnerships, it is poised to make a lasting impact on the well-being of men worldwide while driving long-term value. GuyCare’s strong focus on compliance with the complex regulatory landscape governing healthcare, telehealth, and privacy ensures that it can navigate the challenges and opportunities in the evolving men’s health market.

askROI

Overview

askROI, an endeavor of ROII, will be an AI-powered SAAS platform designed to enhance how businesses leverage their data. Central to askROI’s potential technology is a licensed LLM from a leading provider, ensuring top-notch natural language processing, data security, and privacy compliance.

askROI integrates seamlessly with a company’s tools and data sources, delivering actionable insights, intelligent analysis, and data-driven decision support. The platform interprets complex queries, identifies relevant information, and provides contextualized responses, continuously learning and adapting to each organization’s unique language.

Whether used for empowering sales teams, enabling support teams, or providing administrators with real-time analytics, askROI aims to transform business operations. With exclusive access to advanced LLM technology, askROI sets a new standard for AI-powered insights in North America.

MeetKai Agreements

On July 12, 2024 (the “Execution Date”), we entered into (i) a Master Services Agreement (the “MSA”), (ii) a Statement of Work #1 to the MSA (the “MSA SOW”), (iii) a Development Agreement (the “DA”), (iv) a Statement of Work #1 to the DA (the “DA SOW” and collectively with the MSA, the MSA SOW and the DA, the “Transaction Documents”), and (v) a letter agreement (the “Side Letter”) with MeetKai, Inc. (“MeetKai”). The MSA and MSA SOW supersede, in their entirety, the Master Services Agreement and Statement of Work #1 to the Master Services Agreement we entered into with MeetKai, dated February 21, 2024, which prior agreements, pursuant to their terms, never became effective and were terminated simultaneously with the execution of the Transaction Documents.

MSA and MSA SOW

Pursuant to the MSA and the MSA SOW, MeetKai granted us a right (the “License”) to use, sub-license and/or resell MeetKai’s generative AI platform (the “LLM Platform”). The License will be perpetual (the “MSA Term”) and we will have the (i) right (which shall be exclusive during the first two years of the MSA Term, and non-exclusive thereafter) to use, sub-license and/or resell the LLM Platform on a “white-labeled self-service basis” to our end customer (the “End User”), provided that such end customers are headquartered within the territory of North America (the “Territory”) and (ii) non-exclusive right to use, sub-license and/or resell the LLM Platform to an End User outside the Territory. Either party will have the right to terminate the License (A) after five years from the Execution Date, for any or no reason, upon 60 days prior written notice or (B) at any time if the other party materially breaches the MSA SOW and fails to cure such breach within agreed upon cure periods. In addition, we will have the right to terminate the License at any time beginning 20 months after the Execution Date, for any or no reason, upon 60 days prior written notice.

The licensing fee (the “Licensing Fee”) for the License during the MSA Term will be payable as follows: (i) $666,667 within five (5) days of the Execution Date; (ii) $666,667 on the 15th day of each month, starting in August 2024 through December 2024; and (iii) $333,334 on the 15th day of each month, starting in January 2025 through the end of the MSA Term. In addition, we have agreed to pay MeetKai a royalty (the “Royalty”) of ten percent (10%) of all Net Income (as defined in the MSA SOW) after askROI has achieved a cumulative revenue threshold of $4 million. Further, we will reimburse MeetKai 100% of its Operational Costs (as defined in the MSA SOW) for maintaining the front-end and back-end of the LLM Platform under the MSA.

DA and DA SOW

Pursuant to the DA and the DA SOW, MeetKai will design and develop a website for us to be used by the End Users, which will integrate an AI knowledge base chat and virtual assistant platform incorporating the use of the LLM Platform (the “Interface”). Either party will have the right to terminate the DA SOW (A) after five years from the Execution Date, for any or no reason, upon 60 days prior written notice or (B) at any time if the other party materially breaches the DA SOW and fails to cure such breach within agreed upon cure periods. In addition, we will have the right to terminate the DA SIW at any time beginning 20 months after the Execution Date, for any or no reason, upon 60 days prior written notice.

The development fee (the “Development Fee”) for the Interface during the Term will be payable as follows: (i) $166,667 within five (5) days of the Execution Date; (ii) $166,667 on the 15th day of each month, starting in August 2024 through December 2024; and (iii) $83,333 on the 15th day of each month, starting in January 2025 through the end of the term.

Side Letter

Pursuant to the Side Letter, we and MeetKai agreed to supplement and modify the Transaction Documents as follows:

1.	Until such time as we achieve Financial Stability (as defined in the Side Letter), in no event shall we be responsible for paying MeetKai more than an aggregate of $500,000 (the “Monthly Minimum”) in any calendar month for all fees, costs and expenses under the Transaction Documents (the “Fees and Expenses”);

2.	All Fees and Expenses due under the Transaction Documents that are in excess of the Monthly Minimum (the “Accrued Fees and Expenses”) shall accrue (without penalty or interest) and not be payable until such time as we achieve Financial Stability. Once we determine that we have achieved Financial Stability, then we will pay to MeetKai all the Accrued Fees and Expenses in twelve (12), equal monthly payments;

3.	So long as we are making the Monthly Minimum payment, MeetKai will not have the right to (i) terminate any of the Transaction Documents for failure to pay any Fees and Expenses or (ii) stop or slow down on providing services under the Transaction Documents. We will have sixty (60) days to cure any breach of the failure to pay any Fees and Expenses; and

4.	In the event that we are unable to raise $10 million of gross proceeds from raising capital (equity, debt or a combination thereof) within four (4) months from the Execution Date, then we and MeetKai shall use good faith efforts to renegotiate the terms, conditions, scope and Fees and Expenses of the Transaction Documents. In the event that the parties, having used good faith efforts to reach agreement on revised terms, conditions, scope and Fees and Expenses of the Transaction Documents, fail to reach such agreement within 45 days of the start of such renegotiation period, then either party shall have the right, upon written notice to the other party, to terminate one or more of the Transaction Documents that were not renegotiated, with immediate effect.

Product Functionality

●	Seamless Integration: askROI aims to connect with a wide range of business tools, including customer relationship management (“CRM”) systems, cloud storage services like OneDrive and Google Drive, and communication platforms such as Slack and Microsoft Teams. By integrating with these widely used tools, askROI aims to ensure that users can access and analyze data from various sources without needing to switch between multiple applications. Ongoing expansion of integration partnerships will further streamline data access and analysis, making it easier for businesses to incorporate askROI into their existing workflows.

●	Contextualized Understanding: Utilizing the power of its exclusively licensed LLM, askROI learns and understands each company’s unique terminology, product names, and project codes. This enables the platform to provide highly relevant and tailored insights specific to each organization. Continuous improvements to the platform’s natural language processing capabilities will allow for even more nuanced and context-aware analysis, helping businesses to get precise and accurate responses to their complex queries.

●	Actionable Insights: askROI analyzes vast amounts of data to generate custom reports, draft data-rich presentations, and create visualizations such as charts and graphs. By turning raw data into easily understandable formats, businesses can make informed decisions much more quickly than they otherwise could. Additionally, we believe that the introduction of industry-specific templates for reports, data visualizations, and analytics dashboards will provide added value for users in various sectors, allowing them to focus on key metrics relevant to their industry.

●	Transparency and Security: The platform is designed with transparency in mind, citing specific data sources for its answers and providing direct document links for reference. Robust data security measures, including access controls, encryption, and audit trails, are implemented to protect sensitive information. Future updates will focus on achieving compliance with key regulations such as the European Union’s General Data Protection Regulation (“GDPR”), System and Organization Controls 2, and Payment Card Industry Data Security Standards, which we anticipate will ensure that askROI meets the highest standards of data protection and privacy.

●	Ethical AI: askROI is committed to the ethical development and use of AI. This includes implementing strict guidelines and oversight mechanisms to mitigate risks of bias, discrimination, or misuse. By adhering to industry best practices and ethical standards, we believe that askROI ensures that its AI models are developed and deployed responsibly, fostering trust among its users and stakeholders.

●	Partner Ecosystem: askROI is currently focused on developing a robust network of consultancies, system integrators, and industry-specific solution providers. These partnerships are designed to accelerate the adoption of the platform by offering tailored solutions that meet the specific needs of different businesses. Partners will provide additional expertise, helping customers integrate askROI into their operations smoothly and efficiently. This collaborative approach aims to enhance the overall user experience and maximize the value delivered by askROI.

Business Strategy

askROI is currently in testing, with a focus on support and commercial applications. Its flexible architecture and powerful AI capabilities make it suitable for a wide range of industries. The go-to-market strategy involves refining the core product based on feedback from beta users and rolling it out in stages to additional sectors.

Key strategic initiatives include:

●	Leveraging the Exclusive LLM Licensing Agreement: By utilizing our exclusive licensing agreement for advanced LLM technology, we aim to differentiate askROI from competitors. This agreement enables us to offer advanced natural language processing capabilities and apply it to only a particular customer’s data, helping to set us apart in the market and establish a strong position in North America.

●	Expanding Integration Partnerships: We are actively expanding our integration partnerships with the objective of having askROI be able to seamlessly connect with a variety of business tools and platforms. By prioritizing integrations with widely-used tools such as CRM systems, cloud storage services, and communication platforms, we aim to reduce adoption barriers and increase our potential user base.

●	Targeted Marketing Campaigns: Our marketing strategy includes targeted campaigns designed to showcase real-world use cases of askROI. These campaigns will highlight how the platform can drive tangible business outcomes across various functions and industries, helping potential customers understand the practical benefits of adopting our solution.

•	Developing a Robust Partner Ecosystem: We are building a network of consultancies, system integrators, and industry-specific solution providers to accelerate the adoption of askROI. We believe that these partnerships will enable us to offer tailored solutions that meet the specific needs of different businesses, enhancing the overall value proposition of our platform.

●	Investing in Research and Development: Continuous investment in research and development is crucial for maintaining a competitive edge. We are committed to advancing our AI capabilities by collaborating with our LLM technology provider and exploring new innovations in natural language processing, machine learning, and data analytics.

●	Establishing a Customer Success Program: To maximize the potential that our users derive maximum value from askROI, we are developing a comprehensive customer success program. This program will include providing thorough onboarding, training, and support resources, as well as regular check-ins and consultations to help customers optimize their use of the platform over time.

By pursuing these strategic initiatives, askROI aims to position itself as a leading AI-powered insights engine for businesses in North America, driving data-driven decision-making and operational excellence across various industries.

Competition

askROI competes in a dynamic market with several established players in the AI and analytics space. While we believe our exclusive licensing agreement for cutting-edge LLM technology provides a competitive edge, we recognize that we are only one of many suppliers to offer AI-powered insights, most of which have far greater financial, operational and other resources than we do.

Key strengths include:

●	Advanced LLM Technology: Our licensing agreement enables us to leverage state-of-the-art natural language processing capabilities.

●	Seamless Integration: askROI integrates smoothly with existing business tools, facilitating rapid adoption.

●	Company-Specific Context: The platform’s ability to learn and adapt to unique organizational language provides tailored insights.

●	Focus on Actionable Insights: We aim to empower users with data-driven decisions and tangible business outcomes.

●	Commitment to Data Security: Robust measures are in place to promote the protection of sensitive information.

Despite these strengths, we are aware of the significant competition from both established companies and emerging startups, many of which are well-funded and have substantial resources. To compete effectively, we focus on building a strong brand, cultivating customer loyalty, and leveraging our partner ecosystem to deliver comprehensive solutions.

Our success depends on consistently delivering value, staying at the forefront of technological innovation, and adapting to market needs. By remaining agile, customer-focused, and committed to our vision, askROI aims to navigate the competitive landscape and establish a strong presence in the North American market.

Regulatory Environment (Present and Future)

The regulatory landscape for AI and data-driven technologies is evolving rapidly, presenting both challenges and opportunities for askROI. Our exclusive licensing agreement for the LLM technology in North America adds an additional layer of complexity, as it must ensure compliance not only with regional regulations but also with the terms and conditions of the licensing agreement itself.

On the one hand, the increasing focus on data privacy and security, as exemplified by regulations such as the GDPR, highlights the critical importance of responsible data management and protection. This aligns closely with our core values and our commitment to ensuring the security and confidentiality of customer data.

On the other hand, the lack of clear and consistent guidelines around the ethical development and use of AI technologies creates a degree of uncertainty for companies operating in this space. As regulators and policymakers work to catch up with the rapid pace of technological advancement, there is a risk of overregulation or fragmented regulatory frameworks that could hinder innovation and growth.

To navigate this complex regulatory environment, askROI is proactively taking steps designed to ensure compliance with existing regulations while also staying ahead of potential future developments, including:

●	Collaborating closely with the LLM technology provider to seek to ensure that askROI’s use of licensed technology adheres to all relevant legal and ethical guidelines, both in North America and in the provider’s home jurisdiction;

●	Investing in robust data security measures and processes, such as access controls, encryption, and audit trails, to safeguard customer data and maintain the highest standards of data privacy;

●	Developing and implementing strict guidelines and oversight mechanisms for the ethical development and use of its AI models, drawing on best practices from industry leaders and academic experts;

●	Engaging with regulators, policymakers, and other key stakeholders to provide input and guidance on the development of AI-related regulations, ensuring that askROI’s perspective is heard and that future regulations are informed by practical realities; and

●	Maintaining a commitment to transparency, both in terms of how askROI uses and protects customer data, as well as in how its AI models are developed and deployed. This should help to build trust with customers and demonstrate askROI’s dedication to responsible, ethical AI practices.

By proactively addressing these regulatory considerations, staying at the forefront of industry best practices, and working closely with its LLM technology provider, askROI aims to ensure its own compliance and success while delivering innovative AI solutions to its customers.

As the regulatory landscape continues to evolve, askROI will remain vigilant and adaptable, always prioritizing the needs of its customers and the integrity of its platform. By doing so, we are confident in our ability to navigate any regulatory challenges that may arise and emerge as a leader in responsible, compliant AI innovation for businesses in the North American market.

RiskOn360

RiskOn360 organizes and hosts an annual global success conference that serves as a promotional vehicle for our company and our various offerings. The conference is designed to foster growth and success among attendees by providing a platform for renowned speakers to share their experiences and strategies for achieving success in both their professional and personal lives.

The primary objective of the RiskOn360 conference is to educate and inspire attendees by exposing them to a wide range of success stories, innovative ideas, and best practices from across various industries. By bringing together successful individuals from diverse backgrounds, RiskOn360 aims to create a unique learning environment that encourages networking, collaboration, and personal growth.

In addition to the annual conference, RiskOn360 is responsible for managing and coordinating the numerous speaking engagements of our representatives. These speaking engagements serve as an important tool for promoting our overall objectives, educating potential clients and partners about our offerings, and establishing our representatives as thought leaders in their respective fields.

Through its conference and speaking engagement activities, RiskOn360 plays a crucial role in supporting our mission to provide innovative solutions and valuable insights to its clients, ultimately contributing to their success and growth. RiskOn360’s efforts in organizing these events not only help to strengthen our brand recognition but also provide a platform for showcasing our expertise and capabilities to a wide audience.

Corporate Information

We were incorporated in Nevada in 2007. Our principal executive offices are located at 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141, and our telephone number is (800) 762-7293.

We maintain website addresses at www.riskonint.com, www.bitnile.com, www.riskon360.com, and www.guycare.com. Our websites and the information contained on, or that can be accessed through, these websites are not incorporated by reference in, and are not part of this Report.

Environmental Compliance

We do not believe that our operations, in the aggregate, have a significant environmental impact.

Please review the Risk Factors in Item 1A of this Report with regard to potential environmental and other compliance expenses.

Intellectual Property

We do not currently own, and do not have any current plans to seek, any patents in connection with our existing and planned operations. We do expect to rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others. In relation to bitnile.com, our intellectual property rights stipulate that MeetKai holds ownership of all platform and service components, including modifications and creative assets generated during our collaboration. However, ownership of our specific content remains with us. If our content becomes part of collaborative creative assets, MeetKai assumes ownership of these assets, excluding our trademarks.

Dependence on Major Customers

In the fiscal year ended March 31, 2024, we did not recognize any revenue from a customer that represented 10% or more of our total revenue.

Human Capital Resources

We are committed to attracting and retaining the brightest and best talent, so investing in human capital is critical to our success. The employee traits we value include industriousness, intellectual curiosity, growth mindset and deeply caring about the quality of work. The human capital measures and objectives that we focus on in managing our business include employee safety, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity. None of our employees is represented by a collective bargaining unit or is a party to a collective bargaining agreement. We believe that our relationship with our employees is good.

The following description provides an overall view of our company. Since we are a holding company, however, every statement may not be applicable to every subsidiary.

Employee Profile

As of March 31, 2024, we had 36 employees, all located in the U.S., of whom 3 were engaged in engineering and product development, 11 in sales and marketing, 17 in general operations and 5 in general administration and finance. All of these employees are employed on a full-time basis. None of our employees is currently represented by a trade union. We consider our relations with our employees to be good.

As of March 31, 2024, approximately 41% of our current workforce is female and 59% male, and our average tenure is 1.3 years.

Talent

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset and our goals of a diverse and inclusive workforce.

We believe we materially comply with all applicable state, local and international laws governing nondiscrimination in employment in every location in which we operate. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.

Employee Engagement and Development

Our employee engagement efforts include our frequent and transparent “all-hands” meetings and executive communications, through which we aim to keep our employees well-informed and to increase transparency. We believe in continual improvement and use employee feedback to drive and improve processes that support our customers and ensure a deep understanding of our employees’ needs. We plan to conduct annual confidential employee surveys as we believe that ongoing performance feedback encourages greater engagement in our business and improves individual performance. Our employees will participate in a 360-degree evaluation process to identify critical capabilities for development and establish new stretch goals.

Pay Equity

Our employee compensation strategy supports three primary objectives: attract and retain the best team members; reflect and reinforce our most important values; and align team member interests with stockholder interests in building enduring value. We believe people should be paid for what they do and how they do it, regardless of their gender, race or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role and experience, the location of their job, and their performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure that our pay is fair, equitable and reasonable.

Total Rewards

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, healthcare and insurance benefits, paid time off, family leave, family care resources and flexible work schedules.

Health and Safety

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

ITEM 1A.	RISK FACTORS

An investment in our Common Stock involves significant risks. You should carefully consider the following risks and all other information set forth in this Report before deciding to invest in our Common Stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our Common Stock may decline and you could lose all or part of your investment.

You should consider each of the following risk factors and any other information set forth in this Report and the other reports we file with the SEC, including our financial statements and related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that impact on our operations and business. Additional risks and uncertainties not presently known to us, or that we currently consider immaterial, may also impair our business or operations. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be harmed. Please also read carefully the section entitled “Cautionary Note About Forward-Looking Statements” at the beginning of this Report.

Risks Relating to Our Company and Our Financial Condition

We have incurred net losses since our inception until 2024 and may continue to experience losses and negative cash flow in the future.

As of July 12, 2024, we had cash (not including restricted cash) of approximately $215,727. We have not been profitable on an annual basis since inception and have previously incurred significant operating losses and negative cash flow from operations. We recorded net losses of $34 million and $87 million for the fiscal years ended March 31, 2024 and 2023, respectively. In fiscal year 2024, our decreased net loss was primarily due to a decreased non-cash net gain of approximately $23 million from the change in the fair value of our preferred stock and warrant derivative liabilities due to the weakness of our stock price, partially offset by the fiscal year 2023 non-cash losses of approximately $55 million and $21 million related to the loss on acquisition of BNC and the change in fair value of the White River Energy Corp. (“WTRV”) investment, respectively. We will likely continue to incur losses and experience negative cash flows from operations for the foreseeable future. If we cannot achieve positive cash flow from operations or net income, it may make it more difficult to raise capital based on our Common Stock on acceptable terms or at all.

Our independent registered public accounting firm has issued a going concern opinion on our consolidated financial statements for the year ended March 31, 2024 as a result of our continued net losses, working capital deficiency, and accumulated deficit.

The accompanying financial statements for the year ended March 31, 2024 have been prepared assuming we will continue as a going concern, but our ability to continue as a going concern depends on us obtaining adequate capital to fund operating losses until we establish a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity and debt securities. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. If we are not able to obtain the necessary additional financing on a timely basis, we will be required to delay, and curtail the development of our continuing operations, if not cease operations entirely. Continuing as a going concern is dependent upon our ability to successfully secure other sources of financing and the ability to conduct profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Because we will require additional capital and may need or desire to engage in strategic transactions in the future to support the growth of our Metaverse platform, among other projects, and our inability to generate and obtain such capital or to enter into strategic transactions may be constrained due to, among other items, contractual limitations under the Series A, Series B, Series C and Series D preferred stock, our business, operating results, financial condition and prospects could be materially and adversely affected.

On October 30, 2023, the registration statement related to the $100,000,000 equity line of credit purchase agreement (the “ELOC Purchase Agreement”) was declared effective by the SEC. In the fiscal year ended March 31, 2024, we raised $3,006,997 from the sale of our Common Stock related to the ELOC Purchase Agreement. See Note 15 for additional information.

As of the date of this Report, we are exploring additional opportunities to generate capital to continue operating as a going concern but do not have any formal agreements in place.

The certificates of designation of the Series B and Series D preferred stock contain certain provisions that limit our ability to act without the consent of their holder, Ault Alliance, Inc. (“AAI”). This means that AAI could prevent us from entering into a strategic transaction even if we felt it was in the best interest of our company and our shareholders.

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

On April 27, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors (the “Investors”) providing for the issuance of (i) Senior Secured Convertible Notes (individually, a “Note” and collectively, the “Notes”) with an aggregate principal face amount of $6,875,000, which Notes are convertible into shares of our Common Stock (the “Conversion Shares”); and (ii) five-year warrants to purchase an aggregate of 2,100,905 shares of Common Stock. The maturity date of the Notes was April 27, 2024. As of March 31, 2024, we had an outstanding balance of $4 million.

Pursuant to the SPA, we and certain of our subsidiaries and Arena Investors, LP, as the collateral agent on behalf of the Investors (the “Agent”) entered into a security agreement (the “Security Agreement”), pursuant to which we (i) pledged the equity interests in our subsidiaries and (ii) granted to the Investors a security interest in, among other items, all of our deposit accounts, securities accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds therefrom (the “Assets”). In addition, pursuant to the Security Agreement, the subsidiaries granted to the Investors a security interest in their Assets and, pursuant to subsidiary guarantees, jointly and severally agreed to guarantee and act as surety for our obligation to repay the Notes and other obligations under the SPA, the Notes and Security Agreement (collectively, the “Loan Agreements”).

The Notes were issued with a principal face amount of $6,875,000 and bear no interest (unless an event of default occurs) as they were issued with an original issuance discount of $1,375,000. The maturity date of the Notes was April 27, 2024. The Notes are convertible, subject to certain beneficial ownership limitations, into Conversion Shares at a price per share equal to the lower of (i) $3.273 or (ii) the greater of (A) $0.504 and (B) 85% of the lowest volume weighted average price of our Common Stock during the ten (10) trading days prior to the date of conversion (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

The Loan Agreements contain standard and customary events of default including, but not limited to, failure to make payments when due under the Notes, failure to comply with certain covenants contained in the Loan Agreements, or our bankruptcy or insolvency. Such agreements contain restrictions that substantially limit our financial flexibility, over and above the negative covenants contained in the certificates of designation of the Series A, Series B, Series C and Series D preferred stock, which themselves are substantial. These agreements place limits on our ability to (i) incur additional indebtedness unless the Agent otherwise agrees, and (ii) grant security to third persons, among many other items. These restrictions limit our ability to finance our future operations and capital needs. In addition, our substantial indebtedness could require us to dedicate a substantial portion of our cash flow, if any, from the anticipated operations to making payments on our indebtedness and other liabilities, which would limit the availability of funds for working capital and other general corporate purposes; limit our flexibility in reacting to changes in the industries in which we operate or in our competitive environment; place us at a competitive disadvantage compared to those of our competitors who have less debt than we do, and limit our ability to borrow additional funds and increase the costs of any such additional borrowings. If we are unable to pay our debts, including the Notes as they become due and payable, we would become insolvent.

The conversion of some or all of the Notes would dilute the ownership interests of our existing shareholders. Any sales in the public market of our Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes would likely depress the price of our Common Stock.

On October 16, 2023, November 8, 2023 and February 9, 2024, we issued term notes (“Term Notes”) in gross amounts of $210,000, $660,000 and $1,770,000, respectively, to institutional investors and received $2,550,000 in total proceeds. See Note 13 for additional information.

We cannot predict our future results because we have virtually no operating history.

We acquired our Metaverse and conference businesses on March 6, 2023. Additionally, GuyCare was formed in September 2023 and began operations in the fourth fiscal quarter of 2024. askROI, a division of ROII, is a cutting-edge, AI-powered SAAS platform designed to revolutionize the way businesses leverage their data for a competitive advantage. At the core of askROI’s technology is a state-of-the-art LLM, which is exclusively licensed from a third-party provider for use in North America. It is currently in beta testing, focusing on support and commercial applications. Given our highly limited operating history, it is difficult to evaluate our future performance or prospects. You should consider the uncertainties that we may encounter as a company that should still be considered an early-stage company. These uncertainties include:

●	competition from other more established, better capitalized companies with longer track records in the metaverse, gaming, and sweepstakes businesses, conference services businesses and specialized healthcare services;

●	our ability to market our services and products for a profit;

●	our ability to secure and retain key customers;

●	our agreement with a third-party, MeetKai, for development and hosting services regarding the Metaverse platform;

●	our ability to adapt to changing market conditions;

●	our evolving business model; and

●	GuyCare’s limited operating history and evolving business model, which makes it difficult to evaluate GuyCare’s future prospects and may increase the risk of your investment.

If we are not able to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability and any such failure would have a material and adverse effect on our business, financial condition, results of operations and future prospects. Should that occur, you could lose the entirety of your investment in our company.

As of March 31, 2024, we had not generated material revenue in our core businesses – BNC, GuyCare, askROI and RiskOn360 conferences, and the inability to generate significant revenue in this nascent business could adversely affect our business, financial condition, results of operations and prospects.

The revenue generated during the fiscal year 2024 was $332,425.

If we are unable to generate significant revenue in the near future then its business model will be impossible to fund through continuing operations, which would require it to raise additional capital to maintain and grow its business and continue operating its business as a going concern. Our BitNile.com contract with MeetKai has many performance obligations that, if breached, could impair our business, financial condition, results of operations and prospects.

Our Common Stock was delisted from trading on Nasdaq and is currently available for quotation on the OTCPK Market, which involves additional risks compared to being listed on a national securities exchange. Our ability to sell equity securities and the liquidity of the Common Stock will be adversely affected if we are unable to transfer our listing to another national securities exchange or, at minimum, a medium that offers greater liquidity than the OTCPK Market.

As previously disclosed, we appealed a prior determination of the Listing Qualifications staff of the Nasdaq Stock Market LLC (“Nasdaq”) to delist the Common Stock to a Hearings Panel (the “Panel”) on February 29, 2024. On April 12, 2024, we received a written notice from the Panel that the Panel had determined to delist the Common Stock from the Nasdaq. The Panel concluded that our multiple violations of the Nasdaq Listing Rule 5640 raised public interest concerns that served as an additional and separate basis for delisting the Common Stock. Finally, the Panel found that we were not in compliance with the minimum $2.5 million stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1) and had not demonstrated the ability to regain compliance with that requirement in the near term.

The delisting of the Common Stock from the Nasdaq has materially and adversely impacted us in several ways, including, without limitation, by (i) reducing the liquidity and market price of the Common Stock; (ii) reducing the number of investors willing or able to hold or acquire the Common Stock, which will negatively impact our ability to raise equity financing; (iii) impairing our ability to provide equity incentives to its employees; (iv) impacting the Common Stock as it currently falls within the definition of a “penny stock,” which would cause brokers trading the Common Stock to adhere to more stringent rules; (v) causing analysts to limit or stop coverage of the Common Stock; and (vi) limiting availability of market quotations for the Common Stock.

Although the Common Stock is available for quotation on the OTCPK Market, the delisting of the Common Stock on Nasdaq limits the liquidity of the public trading market for the Common Stock. The lack of an active, liquid trading market for the Common Stock could have material adverse effects on our business, financial condition and future prospects due to, among other things, impairing the ability of holders of the Common Stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable and reducing the trading liquidity and fair market value of the shares of the Common Stock, as well as our ability raise funds through the sale of equity or equity-linked securities that will be required to operate our existing and future businesses.

We have an evolving business model, which increases the complexity of our business.

Our business model has evolved in the past and continues to do so. In prior years we have added additional types of services and product offerings and in some cases, we have modified or discontinued those offerings. We intend to continue to try to offer additional types of products or services, but there can be no assurance that any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix. There can be no assurance that these or any other modifications will be successful either. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any new business or website we launch that is not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a materially adverse effect on our business.

Risks Related to GuyCare

GuyCare’s limited operating history and evolving business model make it difficult to evaluate GuyCare’s future prospects and may increase the risk of your investment.

We launched GuyCare in 2023. As a newly launched entity, GuyCare faces significant challenges in establishing its brand presence, attracting and retaining customers, and achieving profitability in a competitive market. GuyCare’s limited operating history makes it difficult for investors, analysts, and other stakeholders to evaluate our business model, financial performance and future prospects accurately, all the more so as GuyCare is merely one of our subsidiaries. GuyCare may encounter unexpected obstacles, such as market resistance to its offerings, difficulties in scaling its operations, or unforeseen regulatory hurdles, which could hinder its ability to execute its business plan effectively. Additionally, as a new entrant, GuyCare may need to invest heavily in marketing, technology infrastructure, and talent acquisition to gain market share and compete with established players, which could strain its and our financial resources and delay profitability.

GuyCare operates in a highly regulated industry with complex and evolving healthcare laws and regulations, which could adversely affect GuyCare’s business, financial condition, and results of operations.

GuyCare operates in the highly regulated healthcare industry, which is subject to a complex web of laws and regulations at both the state and federal levels. These regulations cover various aspects of GuyCare’s business, including telehealth services, data privacy, healthcare marketing, and the practice of medicine. As a new entrant, GuyCare may face a steep learning curve in ensuring compliance with all applicable regulations, which could divert management’s attention and resources from other critical business functions. Failure to comply with these regulations could result in significant penalties, legal liabilities, and reputational harm. Moreover, the regulatory landscape for telehealth and men’s health is constantly evolving, with new laws, regulations, and enforcement priorities emerging in response to technological advancements and public health concerns. GuyCare must proactively monitor these changes and adapt its business practices accordingly to mitigate compliance risks and maintain its competitive edge. This may require significant investments in legal and compliance resources, which could impact GuyCare’s financial performance.

The rapidly evolving telehealth industry presents unique challenges and risks for GuyCare as a new entrant in the market.

GuyCare’s business model is heavily reliant on telehealth services, which have gained significant traction in recent years due to advancements in technology and as a result of the COVID-19 pandemic. However, the telehealth industry is still relatively new and evolving rapidly, which presents several risks for GuyCare as a new entrant. First, GuyCare may face challenges in ensuring the quality, reliability, and security of its telehealth platform, which could impact customer satisfaction and loyalty. Second, GuyCare may encounter resistance from traditional healthcare providers or regulatory bodies who are skeptical of telehealth’s efficacy or concerned about its potential risks. Third, the telehealth market is becoming increasingly crowded, with numerous players vying for market share and customer attention. GuyCare must differentiate its offerings and value proposition to stand out in this competitive landscape. Finally, the long-term sustainability of telehealth as a primary mode of healthcare delivery is still uncertain, as it may be impacted by factors such as changes in reimbursement policies, technological disruptions, or shifts in consumer preferences. GuyCare must navigate these risks and uncertainties to establish a strong foothold in the telehealth industry and drive long-term growth.

GuyCare’s hybrid business model, which includes brick-and-mortar clinics, exposes GuyCare to additional operational risks and challenges.

While GuyCare will focus primarily on telehealth services, GuyCare’s hybrid model also includes operating brick-and-mortar clinics, which presents a unique set of risks and challenges. As a new entrant, GuyCare may face significant upfront costs in acquiring or leasing clinic space, purchasing equipment and supplies and hiring clinical staff. These investments may strain GuyCare’s and thereby RiskOn’s financial resources and divert management’s attention from other critical business functions. Additionally, operating physical clinics exposes GuyCare to various operational risks, such as property maintenance, staffing challenges, and potential liability for on-site accidents or medical malpractice. GuyCare must also ensure compliance with a wide range of regulations governing the operation of healthcare facilities, including safety standards, accessibility requirements, and waste management protocols. Any lapses in compliance or negative incidents at GuyCare’s clinics could result in legal liabilities, regulatory penalties and reputational harm.

GuyCare faces intense competition from established players in the men’s health market, which could hinder GuyCare’s ability to gain market share and achieve profitability. The men’s health market is becoming increasingly crowded, with numerous established players and new entrants vying for market share.

As a new company in the men’s health market, GuyCare faces intense competition from various sources, including traditional healthcare providers, telehealth platforms, direct-to-consumer health brands, and retail pharmacies. Many of these competitors have significant advantages over GuyCare, such as greater brand recognition, larger customer bases, more extensive provider networks, and vastly greater financial resources. To survive in this competitive landscape, GuyCare must differentiate itself through innovative offerings, personalized customer experiences, and compelling marketing campaigns. GuyCare must also continuously monitor and adapt to changes in competitor strategies, pricing, and market positioning to avoid being outmaneuvered. However, as a new entrant, GuyCare may lack the market intelligence, customer insights, and agility to respond quickly to competitive threats, which could hinder its ability to gain market share and achieve profitability. Additionally, intense competition may lead to price wars, margin erosion, and customer churn, which could further strain GuyCare’s financial performance.

As a healthcare company collecting sensitive customer information, GuyCare faces significant cybersecurity and data privacy risks that could expose GuyCare to legal liabilities, regulatory penalties, and reputational harm.

As a healthcare company that collects, stores, and processes sensitive customer information, including personal health data, GuyCare is a prime target for cybersecurity threats and data breaches. A successful cyber-attack or data breach could result in the unauthorized access, disclosure, or theft of customer data, which could lead to significant legal liability, regulatory penalties and reputational harm. For example, under state and federal consumer privacy laws, such as the California Consumer Privacy Act, companies that collect personal data must provide customers with certain rights and protections, such as the right to access, delete, or opt out of the sale of their data. Violations of these laws could lead to significant penalties and class-action lawsuits. As a new entrant, GuyCare may lack the robust cybersecurity infrastructure and data privacy controls needed to safeguard customer data effectively. GuyCare must invest heavily in building a secure, compliant data management system and training its employees in data privacy best practices. GuyCare must also regularly monitor and adapt to changes in cybersecurity threats and regulatory requirements to stay ahead of potential risks.

GuyCare’s reliance on third-party suppliers, manufacturers, and partners exposes GuyCare to various operational and financial risks.

GuyCare’s business model depends heavily on third-party suppliers, manufacturers, and partners for various aspects of its operations, including pharmaceutical products, medical supplies, technology infrastructure and marketing services. As a new entrant, GuyCare may lack the bargaining power and established relationships needed to secure favorable terms and reliable service from these third parties. Any disruptions or quality issues in GuyCare’s supply chain or partner network could significantly impact GuyCare’s ability to serve its customers and maintain business continuity. For example, if a key supplier experiences production delays or quality control issues, GuyCare may face shortages of critical products or be forced to recall defective items, which could lead to customer dissatisfaction, legal liability and financial losses. Similarly, if a technology partner experiences a service outage or data breach, GuyCare’s telehealth platform may become unavailable or compromised, leading to lost revenue and reputational harm.

As a new business, GuyCare faces significant challenges in developing, protecting, and commercializing its proprietary technology and other intellectual property assets.

GuyCare’s success depends on its ability to develop, protect, and commercialize its proprietary technology, trade secrets, and other intellectual property (“IP”) assets. As a new entrant in the highly competitive men’s health market, GuyCare may face significant challenges in securing and enforcing its IP rights. For example, GuyCare may lack the financial resources and internal legal expertise needed to file and prosecute patent applications effectively, or to defend against IP infringement claims by competitors. Additionally, GuyCare’s IP may be vulnerable to reverse engineering, unauthorized disclosure, or independent development by third parties, particularly if GuyCare fails to implement adequate safeguards and confidentiality agreements. Any loss or compromise of GuyCare’s IP could significantly undermine its competitive position and ability to differentiate itself in the market.

Relying on contracted medical groups or hired doctors in certain states introduces additional legal, operational and quality control risks for GuyCare.

In states where GuyCare cannot directly provide telemedicine services through the use of a nurse practitioner, GuyCare will need to rely on contracted medical groups or hired doctors. These relationships may introduce additional legal, operational, and quality control risks, as GuyCare will have less direct oversight over the care provided to its patients in these states. GuyCare may face increased exposure to malpractice claims or other legal issues arising from the actions of contracted or hired healthcare providers. While these providers should carry their own malpractice insurance, GuyCare could still be named in lawsuits or face reputational harm if the quality of care provided does not meet GuyCare’s standards. Furthermore, GuyCare may have limited ability to enforce its own quality control measures and clinical guidelines when working with external providers. Inconsistencies in the quality of care, adherence to best practices, or bedside manner of contracted or hired providers could undermine GuyCare’s brand reputation and customer loyalty.

GuyCare’s ambitious multi-state expansion plan may face unforeseen challenges, potentially impacting its financial performance and growth prospects.

GuyCare plans to rapidly expand its telemedicine services to all 41 states in which nurse practitioners may provide services, which is anticipated to occur prior to December 31, 2024. The plan is ambitious and may face unforeseen challenges. Delays in obtaining licenses, recruiting providers, or setting up necessary infrastructure could impact GuyCare’s ability to meet its expansion targets and may negatively affect its financial performance and growth prospects.

The loss of key management or healthcare professionals could significantly disrupt GuyCare’s operations and hinder GuyCare’s ability to achieve its growth objectives.

As a new subsidiary, GuyCare’s success is heavily dependent on the skills, experience, and leadership of its key management and healthcare professionals. These individuals play a critical role in setting GuyCare’s strategic direction, building its organizational culture, and executing its business plan. The loss of one or more of its key personnel could significantly disrupt GuyCare’s operations and hinder its ability to achieve its growth objectives.

As a provider of healthcare products and services, GuyCare faces inherent risks related to product liability claims and lawsuits, which could result in significant legal expenses, damages, and reputational harm.

As a provider of healthcare products and services, GuyCare faces inherent risks related to product liability claims and lawsuits. If a customer experiences an adverse event or injury while using one of GuyCare’s products or services, they may take legal action seeking damages from GuyCare. Product liability claims can be costly to defend and settle, even if they are ultimately found to be without merit. Additionally, negative publicity surrounding a product liability lawsuit could significantly damage GuyCare’s brand reputation and customer trust, particularly as a new entrant in the market.

Economic downturns or uncertainties could lead to reduced demand for GuyCare’s products and services, negatively impacting GuyCare’s revenue and growth prospects.

As a new business operating in the discretionary healthcare market, GuyCare is particularly vulnerable to economic downturns and uncertainties. During times of economic stress, consumers may cut back on non-essential health and wellness spending, such as elective procedures, preventive care and premium products. This could lead to reduced demand for GuyCare’s offerings, lower revenue, and increased customer churn. Additionally, economic uncertainties may make it harder for GuyCare to secure funding from investors or lenders, particularly as a new entrant with a limited track record of financial performance. This could hinder GuyCare’s ability to invest in growth initiatives, such as new product development, market expansion, and talent acquisition.

Negative publicity or customer feedback could significantly damage GuyCare’s brand reputation and customer trust, hindering GuyCare’s ability to attract and retain customers.

As a new entrant in the highly competitive men’s health market, GuyCare’s success depends heavily on its ability to build and maintain a strong brand reputation. A positive brand image can help GuyCare attract and retain customers, partners, and employees, as well as differentiate itself from competitors. However, building and maintaining a strong brand is a complex and ongoing process that requires significant investments in marketing, customer experience, and product quality. As a new business, GuyCare may face challenges in establishing brand awareness and credibility, particularly in a market where established players have a strong presence. Additionally, any negative publicity or customer feedback, whether justified or not, can quickly erode brand trust and loyalty.

GuyCare faces significant risks and challenges in executing its marketing and advertising strategy effectively and compliantly in the highly regulated healthcare industry.

As a new entrant in the men’s health market, GuyCare must invest heavily in marketing and advertising to build brand awareness, generate demand, and attract new customers. However, GuyCare faces significant risks and challenges in executing its marketing strategy effectively and compliantly. For example, the healthcare industry is subject to strict regulations around marketing and advertising, particularly with respect to product claims, testimonials, and disclosures. Failure to comply with these regulations could result in legal penalties, reputational harm, and loss of customer trust. Additionally, the digital advertising landscape is becoming increasingly complex and competitive, with numerous players vying for consumer attention and data. This can make it difficult for GuyCare to achieve its desired return on investment and to differentiate itself from competitors.

GuyCare may face intellectual property infringement claims from competitors or other third parties, which could result in costly legal battles and damage to GuyCare’s reputation and financial performance.

As GuyCare develops and commercializes its proprietary products and technologies, it may face the risk of intellectual property infringement claims from competitors, patent trolls, or other third parties. These claims can be costly and time-consuming to defend, even if they are ultimately found to be without merit. In some cases, GuyCare may be forced to pay significant damages or royalties, or to cease using certain technologies or products altogether. Additionally, the publicity surrounding an intellectual property dispute can damage GuyCare’s reputation and customer relationships, particularly as a new entrant in the market.

Any disruptions, outages, or security breaches in GuyCare’s technology infrastructure could significantly impact GuyCare’s ability to deliver its products and services as well as maintain customer trust and loyalty.

GuyCare’s digital-first approach to men’s health relies heavily on its technology infrastructure, including its telehealth platform, mobile apps, and data management systems. Any disruptions, outages, or security breaches in these systems could significantly impact GuyCare’s ability to deliver its products and services, and to maintain customer trust and loyalty. For example, if GuyCare’s telehealth platform experiences a prolonged outage or a data breach, customers may be unable to access care or may have their personal health information compromised. This could result in lost revenue, regulatory penalties, and reputational harm. Additionally, as a new entrant, GuyCare may face challenges in building and maintaining a scalable and resilient technology infrastructure that can keep pace with its growth and evolving customer needs.

Pursuing strategic acquisitions or investments could introduce significant risks and challenges for GuyCare, particularly as a new entrant with limited experience in mergers and acquisitions.

As GuyCare grows and expands its business, it may pursue strategic acquisitions or investments to accelerate its growth, enter new markets, or acquire new capabilities. However, these transactions can also introduce significant risks and challenges, particularly for a new entrant with limited experience in mergers and acquisitions. For example, GuyCare may face difficulties in integrating the acquired company’s technology, products, and personnel into its own operations, leading to culture clashes, redundancies, or loss of key talent. Additionally, the acquisition may not deliver the expected synergies or financial returns, leading to a loss of RiskOn’s shareholder value and confidence.

GuyCare’s dependence on key suppliers and vendors for critical products and services could expose GuyCare to significant operational and financial risks.

GuyCare’s ability to deliver high-quality products and services to its customers depends heavily on its relationships with key suppliers and vendors, such as manufacturers, distributors, and technology providers. However, as a new entrant, GuyCare may have limited bargaining power and may be vulnerable to supply chain disruptions, price increases, or quality issues. Additionally, if GuyCare becomes overly dependent on a single supplier or vendor, it may be exposed to significant risks if that relationship is terminated or becomes strained.

GuyCare’s success depends heavily on its ability to attract, retain, and motivate a skilled and diverse workforce in a highly competitive and regulated industry.

As a new business in a highly regulated and customer-facing industry, GuyCare’s success depends heavily on its ability to attract, retain, and motivate a skilled and diverse workforce. However, GuyCare may face significant challenges in competing for talent, particularly in a tight labor market or in high-cost locations. Additionally, any allegations of discrimination, harassment, or other employment-related issues could expose GuyCare to legal and reputational risks and impact its ability to attract and retain employees.

Expanding into prescription medications and other regulated substances could expose GuyCare to increased regulatory scrutiny, legal liabilities, and reputational risks.

As GuyCare expands its product offerings to include prescription medications and other regulated substances, it may face increased risks and complexities related to pharmaceutical regulations and safety. For example, GuyCare may be subject to strict licensing, manufacturing, labeling, and distribution requirements, as well as ongoing monitoring and reporting obligations. Additionally, any adverse events or safety issues related to GuyCare’s products could expose GuyCare to legal and reputational risks and impact its ability to operate in certain markets.

As a new entrant in the highly regulated and litigious healthcare industry, GuyCare may face a heightened risk of litigation and regulatory investigations related to its products, services, or business practices.

As a new entrant in the highly regulated and litigious healthcare industry, GuyCare may face a heightened risk of litigation and regulatory investigations related to its products, services, or business practices. These legal and regulatory challenges can be costly, time-consuming, and distracting for GuyCare, and may impact its reputation, financial performance, and ability to operate in certain markets. Additionally, GuyCare may be subject to regulatory investigations or enforcement actions related to its compliance with healthcare laws and regulations.

Risks Related to BNC

The sweepstakes gaming industry is subject to a complex and evolving regulatory landscape, with laws and regulations varying widely across jurisdictions. Failure to comply with state-specific regulations, consumer protection measures, advertising restrictions, and prize fulfillment requirements could result in legal and financial consequences for BNC.

Operating in the sweepstakes gaming industry requires navigating a complex and dynamic regulatory environment. Each jurisdiction has its own set of laws and regulations governing sweepstakes, creating a patchwork of legal requirements that BNC must adhere to. Failure to comply with state-specific regulations could result in legal action by customers or other parties, fines, and penalties. Moreover, BNC must implement robust consumer protection measures to prevent underage participation, promote responsible gaming, and protect user data.

Non-compliance with these measures could lead to legal liability for damages, regulatory sanctions and reputational damage. BNC must also ensure that its advertising and marketing practices align with each jurisdiction’s guidelines to avoid misleading consumers or promoting excessive gambling behavior. Any breach of these regulations could result in legal consequences and damage to BNC’s brand. Additionally, BNC must follow strict rules regarding prize fulfillment, ensuring fairness and transparency for players. Failure to meet these requirements could lead to regulatory action and erosion of player trust.

BNC’s success depends on maintaining player trust in the fairness and integrity of its sweepstakes games. Any negative publicity, fraud, or misconduct could severely damage the company’s reputation and lead to a decline in user engagement and revenue.

Trust is a cornerstone of the sweepstakes gaming industry, and BNC’s success hinges on maintaining player confidence in the fairness and integrity of its games. Players must believe that they have a genuine chance of winning and that the outcomes are determined by random chance, not manipulation. Any instances of fraud, rigged games, or misconduct, whether actual or perceived, could severely damage BNC’s reputation. Negative publicity stemming from such incidents could spread rapidly through social media and online forums, eroding player trust and leading to a significant decline in user engagement. If players lose faith in BNC’s games, they may abandon the platform, resulting in a substantial loss of revenue.

BNC operates in a highly competitive market, facing competition from established and emerging sweepstakes casino platforms, traditional brick-and-mortar casinos, and potentially, traditional online casinos where legal. Failure to differentiate and innovate could result in a loss of market share and reduced growth.

The sweepstakes gaming industry is characterized by intense competition, with numerous players vying for market share. BNC faces direct competition from other established and emerging sweepstakes casino platforms that offer similar games and features. These competitors may have larger user bases, greater brand recognition, and more substantial financial resources, allowing them to invest heavily in marketing and product development. Additionally, BNC competes with traditional brick-and-mortar casinos, which offer a unique social experience and the opportunity to win real money. In jurisdictions where online gambling is legal, BNC may also face indirect competition from traditional online casinos that provide a wider variety of games and betting options.

To remain competitive, BNC must continuously differentiate itself through unique game offerings, superior user experience, and innovative features. Failure to do so could result in a loss of market share to competitors and hinder the company’s growth prospects.

The sweepstakes gaming industry may be vulnerable to fraud and money laundering activities. Failure to implement effective anti-fraud and anti-money laundering measures could expose BNC to legal and financial risks.

The sweepstakes gaming industry, like other forms of online gaming, is susceptible to fraud and money laundering activities. Criminals may attempt to exploit BNC’s platform to engage in fraudulent activities, such as using stolen credit cards, creating fake accounts, or manipulating game outcomes. Money launderers may also try to use BNC’s platform to disguise the origin of illicit funds by converting them into virtual currencies or prizes. If BNC fails to detect and prevent these activities, it could face serious legal and financial consequences. Regulators may impose hefty fines or revoke BNC’s operating licenses for non-compliance with anti-fraud and anti-money laundering (AML) regulations. BNC’s banking relationships and payment processing capabilities may also be jeopardized if it is perceived as a high-risk business.

As an online platform, BNC is exposed to cybersecurity threats, such as hacking attempts, malware, and data breaches. Failure to protect sensitive user information and maintain robust cybersecurity measures could result in reputational damage, legal liabilities, and financial losses.

Cybersecurity is a critical concern for online gaming platforms like BNC, as they handle sensitive user information, including personal details and financial transactions. The platform is exposed to various cyber threats, such as hacking attempts, malware infections, and data breaches. If BNC fails to implement adequate cybersecurity measures, it could result in unauthorized access to user accounts, theft of personal information, or manipulation of game outcomes. Such incidents could severely damage BNC’s reputation, eroding player trust and leading to a mass exodus of users. Moreover, data breaches could expose BNC to legal liability, including damages awarded as a result of successful lawsuits from affected users and penalties from regulatory authorities.

The financial impact of a cybersecurity incident could be substantial, including costs associated with investigation, remediation, legal fees, and compensation to affected parties. To mitigate these risks, BNC must prioritize cybersecurity and invest in state-of-the-art security technologies, regular security audits, and employee training on data protection best practices. Compliance with relevant data protection regulations, such as GDPR and California Consumer Privacy Act (“CCPA”), is also crucial to avoid legal repercussions.

BNC may be subject to litigation, including claims related to user disputes, intellectual property infringement, or regulatory violations. Adverse outcomes in legal proceedings could result in financial losses and reputational damage.

As BNC grows and expands its operations, it becomes increasingly exposed to legal risks and potential litigation. Disputes with users, such as those related to game fairness, prize payouts, or account suspensions, could escalate into legal claims against the company. Intellectual property infringement allegations, whether meritorious or not, could lead to costly and time-consuming legal battles. Competitors may also initiate legal proceedings to challenge BNC’s business practices or allege unfair competition.

Furthermore, regulatory violations, such as non-compliance with sweepstakes laws or data protection regulations, could result in enforcement actions and legal consequences. Adverse outcomes in legal proceedings could have significant financial implications for BNC, including damages, settlements, and legal fees. Even if BNC ultimately prevails in a legal dispute, the process of defending against claims can be a significant drain on the company’s resources and management attention.

Moreover, negative publicity surrounding legal battles could harm BNC’s reputation and erode player trust, even if the company is not found liable. To mitigate these risks, BNC must prioritize legal compliance and maintain a strong legal defense strategy. This includes having well-drafted terms of service and user agreements, properly documenting intellectual property ownership, and ensuring strict adherence to regulatory requirements.

While sweepstakes are primarily regulated at the state level, there is a risk of increased federal scrutiny or regulation in the future, which could impact BNC’s operations and growth.

Currently, sweepstakes gaming is primarily regulated at the state level, with each jurisdiction having its own set of laws and regulations. However, there is a risk that the federal government may increase its scrutiny or introduce new regulations for the sweepstakes gaming industry in the future. This could be driven by concerns over consumer protection, problem gambling, or the need for a more unified regulatory framework. Increased federal oversight could result in stricter compliance requirements, limitations on game offerings, or changes to the sweepstakes model itself. Such regulatory changes could significantly impact BNC’s operations, increasing compliance costs and potentially limiting its ability to operate in certain jurisdictions.

Moreover, federal regulations could introduce additional barriers to entry, slowing down BNC’s expansion plans and hampering its growth prospects. BNC must closely monitor any developments in federal oversight and proactively adapt its business strategies to ensure compliance.

BNC’s reliance on a third-party developer for its platform creates risks related to the quality, reliability, and security of the platform. Any issues or delays in the development process, or any breaches or vulnerabilities in the platform’s code, could negatively impact BNC’s operations and reputation.

BNC’s decision to outsource the development of its gaming platform to a third-party developer introduces additional risks and dependencies. The success and reliability of BNC’s platform heavily depend on the expertise, performance, and integrity of the chosen developer. If the developer fails to deliver a high-quality, secure, and scalable platform within the agreed-upon timeframe and budget, it would materially and adversely impact BNC’s launch plans and market competitiveness. Delays in the development process, whether due to technical challenges, resource constraints, or communication issues, could push back BNC’s go-to-market timeline and result in missed opportunities or increased costs. Moreover, if the developer’s code contains bugs, vulnerabilities, or performance issues, it could compromise the user experience, expose BNC to security breaches, and damage the company’s reputation. Additionally, any misalignment in vision, expectations, or work ethic between BNC and the developer could lead to project roadblocks and suboptimal outcomes.

Regulatory changes in BNC’s key markets, such as the introduction of new laws, regulations, or licensing requirements, could significantly impact the company’s operations, growth, and profitability.

The regulatory landscape for the sweepstakes gaming industry is constantly evolving, and BNC’s success depends on its ability to navigate and adapt to these changes. In BNC’s key markets, the introduction of new laws, regulations, or licensing requirements could have a profound impact on the company’s operations and growth prospects. For example, if a jurisdiction decides to ban or severely restrict sweepstakes gaming, BNC may be forced to shut down its operations in that market, losing a significant source of revenue. Similarly, if a jurisdiction introduces more stringent licensing requirements or increases the cost of compliance, it could create barriers to entry or expansion, limiting BNC’s growth opportunities. Regulatory changes may also impose new operational burdens, such as additional reporting requirements, player protection measures, or advertising restrictions, which could increase BNC’s compliance costs and reduce its profitability.

Integration challenges with third-party game providers: Integrating games from multiple third-party providers into BNC’s platform may lead to technical complexities, compatibility issues, and inconsistencies in user experience. Ensuring smooth integration and seamless gameplay across different providers’ games is crucial for player satisfaction and retention.

BNC’s strategy to integrate games from various third-party providers into its platform presents both opportunities and challenges. While this approach allows BNC to quickly expand its game library and offer a diverse selection of content to players, it also introduces technical complexities and potential compatibility issues. Each game provider may have its own development standards, game engines, and application programming interfaces (“APIs”), which can make integrating their games into BNC’s platform a complex and time-consuming process. Ensuring that all the games function smoothly, load quickly, and provide a consistent user experience across different devices and browsers is a significant technical challenge. Any glitches, lags, or disparities in gameplay quality across different providers’ games could frustrate players and lead to disengagement or churn. Moreover, managing and maintaining the integration of multiple game providers requires ongoing technical support and resources, which can strain BNC’s development team and increase operational costs. There is also a risk that any updates, changes, or technical issues experienced by the third-party game providers could inadvertently impact the stability and performance of BNC’s platform.

Economic downturns or recessions could lead to reduced consumer spending on entertainment and gaming, negatively impacting BNC’s revenue and growth.

BNC’s financial performance is closely tied to the overall health of the economy and consumer spending patterns. During times of economic uncertainty, such as recessions or market downturns, consumers may reduce their discretionary spending on entertainment and gaming. As sweepstakes gaming is a form of discretionary spending, BNC’s revenue growth could be adversely affected by economic slowdowns. Players may become more cautious with their money, spending less on in-game purchases or participating less frequently in sweepstakes contests. Additionally, advertisers may cut back on their marketing budgets during economic downturns, reducing BNC’s advertising revenue. If BNC experiences a significant decline in revenue due to economic factors, it may be forced to scale back its operations, delay expansion plans, or reduce its workforce, all of which could hinder its long-term growth prospects.

BNC’s platform relies heavily on technology, including servers, software, and internet connectivity. Any significant disruptions, outages, or performance issues could negatively impact user experience and lead to a loss of players.

As an online gaming platform, BNC’s success is dependent on the smooth functioning of its technology infrastructure. Players expect a seamless, uninterrupted gaming experience, and any significant disruptions or outages could severely impact user satisfaction. Server downtime, software glitches, or slow performance could frustrate players, leading them to abandon the platform in favor of competitors. Additionally, if BNC’s games are unavailable or inaccessible for extended periods, it could result in a loss of revenue and damage to the company’s reputation. To mitigate these risks, BNC must invest in robust, scalable technology infrastructure, including reliable servers, efficient software, and redundant systems to ensure high availability. Regular maintenance, performance monitoring, and prompt incident response are critical to minimizing the impact of any technical issues. Moreover, BNC must have contingency plans in place to handle unexpected spikes in traffic or cyber threats that could compromise the Platform’s stability.

BNC’s growth relies on effective marketing campaigns and user acquisition strategies. Failure to attract and retain players cost-effectively could limit the company’s growth and profitability.

In the competitive sweepstakes gaming industry, effective marketing and user acquisition are critical drivers of growth. BNC must continuously attract new players to its platform and retain existing ones to maintain a healthy player base and generate revenue. However, user acquisition can be costly, and BNC must carefully balance its marketing expenses with the lifetime value of acquired players. If BNC’s marketing campaigns fail to deliver the desired results or if the cost of acquiring new players exceeds their long-term value, it could drain the company’s financial resources and hinder its profitability. Moreover, with the increasing saturation of the online gaming market, user acquisition may become more challenging and expensive over time.

The gaming and entertainment industry is characterized by rapidly changing consumer preferences and trends. Failure to anticipate and adapt to these changes could result in a decline in user engagement and revenue.

In the fast-paced world of gaming and entertainment, consumer preferences and trends can shift rapidly. What is popular today may not be tomorrow, and new gaming genres, features, and technologies can emerge unexpectedly. To remain competitive, BNC must stay attuned to these changes and quickly adapt its offerings to meet evolving player demands. If BNC fails to anticipate or respond to changing consumer preferences, it risks losing its player base to competitors who are more in tune with market trends. For example, if BNC’s games become stale or outdated compared to newer, more innovative offerings, players may lose interest and seek entertainment elsewhere. Similarly, if BNC misses out on emerging trends, such as the integration of social features or the adoption of new technologies like VR, it could fall behind competitors who capitalize on these opportunities.

BNC’s reliance on partnerships with third-party game developers may expose the company to risks associated with the quality, performance, and availability of these games, which could negatively impact user experience and engagement.

BNC’s success depends on offering a diverse selection of high-quality games to its users. By partnering with third-party game developers, BNC can quickly expand its game library and cater to various player preferences. However, this reliance on external developers also exposes the company to risks. If the quality of these third-party games fails to meet player expectations due to poor design, bugs, or lack of innovation, it could lead to user dissatisfaction and decreased engagement. Moreover, if third-party developers fail to deliver games on time or encounter issues with game performance and availability, it could result in a suboptimal user experience and damage BNC’s reputation. Additionally, any negative publicity or controversies associated with BNC’s third-party game developers could indirectly impact the company’s brand image.

BNC’s success will in part depend on the continued service and performance of its key employees, including executives, developers, and creative talent. The loss of key personnel or failure to attract and retain skilled employees would adversely affect the company’s operations and growth.

BNC’s ability to innovate, develop engaging games, and execute its business strategy relies heavily on the expertise and dedication of its key employees. The company’s executives, developers, and creative talent possess invaluable knowledge and skills that are critical to BNC’s success. If key personnel were to leave the company, such losses would create significant gaps in expertise and leadership, hindering BNC’s ability to operate effectively and compete in the market.

Moreover, the loss of top talent could delay game development, inhibit the implementation of new features, and impede if not halt the company’s growth trajectory. To mitigate this risk, BNC must focus on retaining its key employees through competitive compensation packages, employee recognition programs, and fostering a positive work culture. Succession planning for critical roles is also essential to ensure continuity of operations.

Additionally, BNC must continuously attract and recruit skilled professionals to support its growth and maintain a pipeline of talent. Failure to do so could limit BNC’s ability to innovate and adapt to the evolving sweepstakes gaming landscape.

BNC’s use of in-game virtual currencies (Nile Tokens and Nile Sweeps Coins) may be subject to regulatory scrutiny and potential for abuse, such as money laundering or unauthorized trading.

BNC’s sweepstakes gaming platform utilizes in-game virtual currencies, namely Nile Tokens and Nile Sweeps Coins, to facilitate gameplay and reward players. While these virtual currencies are intended to provide a seamless and engaging user experience, they also introduce certain risks and challenges. Although Nile Tokens and Nile Sweeps Coins are not cryptocurrencies and do not have fluctuating values or an external market for trading, regulators may still view these virtual currencies as a form of digital asset, subjecting BNC to additional regulatory requirements and scrutiny. This could include compliance with anti-money laundering and know-your-customer regulations, as well as potential licensing or registration requirements. Failure to comply with these regulations could result in legal penalties, operational disruptions, and reputational damage for BNC.

Moreover, the use of virtual currencies creates risks for BNC, such as the need to manage and safeguard large volumes of digital assets. If BNC’s virtual currency management systems are breached or compromised, it could lead to significant financial losses and erosion of player trust. There is also a risk that malicious actors may attempt to exploit BNC’s virtual currency system for illegal or otherwise illegitimate purposes, such as money laundering or unauthorized trading. This could involve players or third parties using BNC’s platform to convert illicit funds into virtual currencies and then back into real money.

BNC relies on third-party payment processors to handle player transactions and prize payouts. Any disruptions or issues with these partners could negatively impact players’ experience and the company’s financial operations.

To facilitate smooth financial transactions, BNC partners with third-party payment processors. These processors handle player deposits, withdrawals, and prize payouts, ensuring that funds are transferred securely and efficiently. However, relying on these external partners also exposes BNC to certain risks. If a payment processor experiences technical issues, such as system outages or payment delays, it could significantly impact player experience. Players may become frustrated if they are unable to deposit funds or withdraw their winnings in a timely manner, leading to a loss of trust and potential player churn. Moreover, if a payment processor fails to release funds to BNC as scheduled, it could disrupt the company’s cash flow and financial operations. BNC may also face liability if a payment processor mishandles player funds or engages in fraudulent activities.

The sweepstakes gaming industry may experience consolidation, with larger players acquiring smaller competitors. Failure to adapt to changing industry dynamics or compete with larger consolidated entities could negatively impact BNC’s market position and growth prospects.

As the sweepstakes gaming industry matures, it may undergo consolidation, with larger, well-capitalized players acquiring smaller competitors to gain market share, expand their offerings, and achieve economies of scale. This consolidation could reshape the competitive landscape and create new challenges for BNC. Larger consolidated entities may have greater financial resources to invest in game development, marketing, and user acquisition, putting pressure on BNC to keep pace. They may also leverage their scale to negotiate more favorable deals with partners, suppliers, and advertisers, potentially squeezing BNC’s margins.

If BNC fails to adapt to these changing industry dynamics or differentiate itself from larger competitors, it risks losing market share and growth opportunities.

BNC may face challenges in protecting its intellectual property rights, such as trademarks, copyrights, and patents. Infringement by competitors or failure to secure and enforce intellectual property rights could harm the company’s competitive position.

Intellectual property (IP) is a valuable asset for BNC, as it includes the company’s proprietary game designs, software, and brand elements. Protecting these IP rights is crucial to maintaining BNC’s competitive edge and preventing others from copying or exploiting its innovations. However, the digital nature of the sweepstakes gaming industry makes it challenging to detect and prevent IP infringement. Competitors may attempt to clone BNC’s games, reproduce its game mechanics, or use similar branding elements, diluting BNC’s brand identity and market share. If BNC fails to secure and enforce its IP rights through trademarks, copyrights, and patents, it could lose its competitive advantage and face increased competition from imitators. Moreover, if BNC unknowingly infringes upon the IP rights of others, it could face legal action and financial penalties.

As BNC expands its mobile presence, it may become increasingly dependent on mobile operating systems, app marketplaces, and the policies of mobile device manufacturers. Changes in these platforms or policies could adversely affect the distribution, accessibility, and monetization of BNC’s mobile applications.

With the growing popularity of mobile gaming, BNC may focus on expanding its presence in the mobile market. However, this expansion comes with its own set of risks. BNC’s mobile applications will be subject to the policies and guidelines of mobile operating systems, such as iOS and Android, as well as app marketplaces like the App Store and Google Play. These platforms have the power to control the distribution, visibility, and monetization of mobile apps. Any changes in their policies or algorithms could significantly impact BNC’s ability to reach and engage with mobile users. For example, if an app marketplace decides to prioritize other gaming apps or implements stricter approval processes, BNC’s apps may become less discoverable or face delays in reaching users. Moreover, mobile device manufacturers may introduce new hardware or software features that are incompatible with BNC’s apps, requiring significant development efforts to adapt.

BNC may rely on data analytics to improve its platform, personalize user experiences, and inform business decisions. However, the collection and use of user data may raise privacy concerns and be subject to evolving data protection regulations, such as the GDPR and the CCPA.

Data analytics play a crucial role in the gaming industry, enabling companies like BNC to gain insights into player behavior, preferences, and engagement patterns. These insights can be used to optimize game design, personalize player experiences, and make data-driven business decisions. However, the collection and use of user data also raise important privacy concerns and are subject to evolving data protection regulations worldwide. Regulations such as the GDPR in the European Union and the CCPA in the United States impose strict requirements on how companies collect, process, and protect user data. Failure to comply with these regulations could result in significant fines, legal liabilities, and reputational damage for BNC. Moreover, players are becoming increasingly aware and concerned about how their personal data is being used by gaming companies. If BNC is perceived as mishandling user data or violating privacy rights, it could erode player trust and lead to a loss of business.

The gaming industry, including sweepstakes gaming, may be subject to negative public perception and social stigma. BNC may face reputational risks if it is associated with problem gambling, underage gaming, or other social issues related to the industry.

The gaming industry, particularly segments that involve real money or prize-based gameplay, has long been associated with negative social perceptions and stigmas. Critics argue that gaming can lead to problem gambling, addiction, financial hardship, and other social ills. Sweepstakes gaming, while legally distinct from traditional gambling, may still be viewed by some as a form of gambling or a gateway to more harmful behaviors.

If BNC is perceived as contributing to or exacerbating these social issues, it could face significant reputational risks and backlash from the public, media, and policymakers. Negative media coverage or social media campaigns linking BNC to problem gambling, underage gaming, or other social harms could erode player trust, deter potential partners and investors, and damage the company’s brand image. This reputational damage could also invite increased regulatory scrutiny and calls for stricter controls or even prohibitions on sweepstakes gaming.

Sweepstakes gaming, like other forms of gambling, may be associated with negative social impacts, such as addiction and financial hardship for some players. BNC may face public scrutiny or regulatory pressure to address these concerns.

While sweepstakes gaming is legally distinct from traditional gambling, it still involves elements of chance and the potential for players to win or lose money. As such, it may be associated with some of the negative social impacts commonly attributed to gambling, such as addiction and financial hardship. Some players may develop problematic gaming behaviors, spending excessive amounts of time and money on the platform, which can lead to personal and financial difficulties. If these issues become more prevalent or gain public attention, BNC may face increased scrutiny from media, advocacy groups, and regulators. There may be calls for BNC to implement stronger responsible gaming measures, such as self-exclusion tools, spending limits, and addiction resources. Failure to address these concerns proactively could lead to reputational damage, regulatory sanctions, and a loss of player trust.

Emerging technologies, such as blockchain and cryptocurrency, may disrupt traditional sweepstakes gaming models and create new competitive threats for BNC.

The gaming industry is constantly evolving, and emerging technologies have the potential to disrupt traditional business models and create new competitive landscapes. In recent years, blockchain technology and cryptocurrencies have gained significant attention for their potential applications in gaming, such as decentralized game asset ownership, secure in-game transactions, and new monetization models. If these technologies gain widespread adoption, they could fundamentally change the way sweepstakes gaming platforms like BNC operate.

Decentralized gaming platforms built on blockchain could offer players greater transparency, security, and control over their in-game assets and rewards. This could potentially erode BNC’s value proposition and market share if players perceive these decentralized alternatives as more attractive or trustworthy. Moreover, the use of cryptocurrencies for in-game transactions and prize payouts could introduce new regulatory challenges and financial risks for BNC, such as volatility in cryptocurrency values and compliance with anti-money laundering regulations.

The gaming industry is characterized by rapid technological advancements. Failure to keep pace with new technologies, such as VR and AR, could render BNC’s platform and games obsolete.

Technology is a key driver of innovation and differentiation in the gaming industry. New technologies, such as VR and AR, are reshaping the way games are designed, developed, and experienced by players. If BNC fails to stay abreast of these technological advancements and incorporate them into its platform and games, it risks falling behind competitors and losing its technological edge. Players may gravitate towards gaming platforms that offer more immersive and cutting-edge experiences, leaving BNC’s offerings looking outdated and unappealing. Moreover, failure to adopt new technologies could limit BNC’s ability to create new types of games and experiences, hindering its innovation pipeline and growth potential.

If BNC relies on advertising as a significant revenue stream, it may be vulnerable to changes in advertiser preferences, ad-blocking technologies, and shifts in advertising market dynamics.

Advertising is a common monetization strategy for gaming platforms, and BNC may rely on advertising revenue to support its operations and growth. However, this reliance on advertising also exposes BNC to certain risks. Advertiser preferences and spending patterns can shift rapidly based on factors such as economic conditions, changes in consumer behavior, or the emergence of new advertising platforms. If advertisers reduce their spending on BNC’s platform or migrate to other channels, it could significantly impact BNC’s revenue and profitability. Additionally, the increasing prevalence of ad-blocking technologies, such as browser extensions and built-in ad blockers, could limit the reach and effectiveness of BNC’s advertising.

If a significant portion of BNC’s player base uses ad-blocking tools, it could reduce the company’s advertising inventory and revenue potential. Moreover, the digital advertising market is highly competitive, with numerous gaming platforms, websites, and social media networks vying for advertiser dollars. Changes in market dynamics, such as the emergence of new competitors or the consolidation of ad tech providers, could alter the supply and demand balance and put pressure on BNC’s advertising rates.

The gaming industry is highly competitive, and BNC may face challenges in attracting and retaining top talent, including developers, designers, and creative professionals. Failure to build and maintain a skilled workforce could hinder the company’s innovation and growth.

BNC’s success in the sweepstakes gaming industry depends on its ability to attract, develop, and retain a talented and skilled workforce. Game developers, designers, and creative professionals are in high demand, and BNC must compete with other gaming companies, tech giants, and startups for this limited talent pool. If BNC fails to offer competitive compensation packages, attractive work environments, and compelling projects, it may struggle to recruit and retain top talent. This could lead to a shortage of skilled personnel, hindering BNC’s ability to develop new games, innovate on its platform, and scale its operations. Moreover, the loss of key employees, such as lead developers or creative directors, could disrupt ongoing projects and delay the launch of new offerings.

BNC may rely on cloud computing infrastructure and other third-party services to host and deliver its platform and games. Any disruptions or issues with these services could adversely impact the availability and performance of BNC’s offerings.

To efficiently scale its operations and reach a global player base, BNC may leverage cloud computing infrastructure and other third-party services for hosting, game delivery, and backend operations. While these services offer numerous benefits, such as flexibility, scalability, and cost-effectiveness, they also introduce certain risks. If BNC’s cloud service provider experiences technical issues, such as server outages, network disruptions, or performance degradation, it could directly and adversely impact the availability and performance of BNC’s platform and games. Players may be unable to access the platform, experience lag or disconnections, or encounter other technical problems, leading to frustration and potential churn. Additionally, if a third-party service provider suffers a data breach or security incident, it could compromise BNC’s player data and intellectual property, leading to legal liabilities and reputational damage. Overreliance on a single cloud provider or third-party service could also leave BNC vulnerable to vendor lock-in and price increases.

If BNC allows users to create and share content within its platform, it may be exposed to risks related to inappropriate, offensive, or infringing content, which could lead to legal liabilities and reputational damage.

User-generated content can be a powerful engagement tool for gaming platforms, allowing players to express their creativity, share experiences, and build communities. However, if BNC implements features that allow users to create and share content within its platform, it opens itself up to certain risks. Players may create or share content that is inappropriate, offensive, or violates the intellectual property rights of others. This could include hate speech, graphic violence, sexual content, or copyrighted material used without permission. If BNC fails to properly moderate and remove such content, it could face legal liabilities, such as lawsuits from affected parties or penalties from regulators. Moreover, the presence of offensive or inappropriate content on BNC’s platform could damage its reputation and deter players and partners from engaging with the platform.

Reliance on professional management company: BNC’s engagement of a professional management company for industry expertise and guidance creates a dependence on their knowledge, strategies, and execution. Any shortcomings or misalignments in the management company’s approach could impact BNC’s decision-making, operations, and overall success.

To navigate the complexities of the sweepstakes gaming industry and make informed strategic decisions, BNC has chosen to engage a professional management company with relevant industry expertise. While this collaboration can provide valuable insights, guidance, and operational support, it also creates a certain level of dependence on the management company’s knowledge, strategies, and execution capabilities. If the management company fails to provide accurate, up-to-date, or comprehensive industry information, it could lead BNC to make suboptimal decisions based on incomplete or misleading data. Moreover, if the management company’s strategic recommendations or execution plans are flawed, misaligned with BNC’s goals, or fail to adapt to changing market conditions, it could steer BNC in the wrong direction and hinder its growth and competitiveness. There is also a risk that BNC may become overly reliant on the management company’s expertise and lose the ability to develop its own internal knowledge and decision-making capabilities. This could leave BNC vulnerable if the management company’s performance declines, if key personnel leave, or if the relationship between BNC and the management company deteriorates.

As BNC expands into international markets, it may become exposed to foreign currency exchange rate fluctuations, which could impact its financial performance and cash flows.

International expansion is an attractive growth opportunity for BNC, as it allows the company to tap into new player bases and diversify its revenue streams. However, operating in multiple countries also exposes BNC to foreign currency exchange rate fluctuations. As BNC earns revenue and incurs expenses in various currencies, changes in exchange rates can significantly impact its financial results. For example, if the value of a foreign currency in which BNC generates substantial revenue depreciates against BNC’s home currency, it could lead to lower reported earnings and reduced profitability. Conversely, if the value of a foreign currency in which BNC has significant expenses appreciates, it could increase the company’s costs and erode its margins.

As BNC expands into new international markets, it may face challenges related to cultural differences, localization, regulatory compliance, and competition from local players.

International expansion is a significant growth opportunity for BNC, but it also comes with a unique set of challenges. Cultural differences can impact player preferences, communication styles, and social norms, requiring BNC to adapt its games and marketing strategies to resonate with local audiences. Localization efforts, such as translating game content, user interfaces, and customer support materials, can be time-consuming and costly.

Failure to properly localize BNC’s offerings could result in a suboptimal player experience and limited adoption in new markets. Additionally, each international market may have its own regulatory framework governing sweepstakes gaming, requiring BNC to navigate a complex web of compliance requirements. Non-compliance with local laws and regulations could lead to legal penalties, operational disruptions, and reputational damage. Moreover, BNC may face intense competition from established local players who have a deeper understanding of the market, stronger brand recognition, and existing player bases. These local competitors may also have better relationships with regulators and local partners, putting BNC at a disadvantage.

Risks related to RiskOn360

Our dependence on key speakers and attendees may adversely affect our conference’s impact and overall success.

The success of RiskOn360’s annual conference heavily relies on the participation of high-profile speakers and the attendance of key industry professionals. If RiskOn360 fails to secure the involvement of influential speakers or experiences a significant decline in attendee numbers, the conference’s impact and overall success may be adversely affected, potentially harming RiskOn360’s reputation and financial performance.

Prevailing economic and market conditions may influence the demand for our conferences and speaking engagements.

The demand for business conferences and speaking engagements may be influenced by prevailing economic and market conditions. In times of economic uncertainty or downturn, companies and individuals may be less willing to invest in attending conferences or hiring speakers, which could result in reduced revenue for RiskOn360 and negatively impact its ability to organize successful events.

RiskOn360 operates in a competitive landscape, and its market share and revenue may be adversely affected by other conferences and events.

RiskOn360 operates in a competitive landscape, with numerous companies organizing similar business conferences and events. If competitors are able to attract a larger audience, secure more prominent speakers, or offer more compelling content, RiskOn360’s market share and revenue may be adversely affected, potentially impacting the subsidiary’s long-term growth and profitability.

Logistic and operational challenges in organizing large-scale conferences may lead to attendee dissatisfaction, reputational harm, and financial losses.

Organizing large-scale conferences involves significant logistical and operational challenges, such as venue selection, event management, and technology integration. Any disruptions, delays, or failures in the planning and execution of the annual conference could lead to attendee dissatisfaction, reputational harm, and financial losses for RiskOn 60 and, by extension, RiskOn itself.

The actions and content presented at our conferences and speaking engagements may impact the reputation of RiskOn360’s parent company, RiskOn.

As a subsidiary of ROI, RiskOn360’s actions and the content presented at its conferences and speaking engagements have the potential to impact the reputation of the parent company. If speakers or attendees engage in misconduct, express controversial opinions, or if the conference content fails to meet attendees’ expectations, it could lead to negative publicity and reputational harm for both RiskOn360 and ROI, potentially affecting their ability to attract future speakers, attendees, and clients.

Risks related to askROI

General Risks

Our pre-revenue status and evolving business model make it difficult to evaluate our future prospects and may increase the risk of your investment.

askROI, a product of ROII, is still in the pre-launch phase with plans for a limited Minimum Viable Product (“MVP”) release in July 2024. As a pre-revenue product in the rapidly evolving AI-powered data analytics market, our ability to forecast our future results of operations is extremely limited and subject to a high degree of uncertainty. We have no historical financial data on which to base projections, and our business model is still evolving as we prepare for our initial market entry.

The risks and uncertainties we face include uncertain market reception, potential delays in our planned release, scaling challenges, competitive pressures, regulatory hurdles, and rapid technological shifts that could potentially make aspects of our planned offering obsolete before launch. If our assumptions regarding these risks and uncertainties are incorrect, or if we fail to address these challenges successfully, our eventual operating and financial results could differ materially from our expectations, and our business would suffer.

Our lack of operating history makes it exceptionally difficult for investors, analysts, and other stakeholders to evaluate our business model, potential financial performance, and future prospects. Post-launch, we expect to face additional challenges typical of growing companies in rapidly changing industries. Our ability to generate revenue and achieve profitability will depend on our ability to successfully launch, scale, and continuously improve our product in a competitive and fast-evolving market.

As, ultimately, a product of a public company, any setbacks or delays in our launch plans could potentially impact the company’s stock price and market perception. Investors should carefully consider these risks when evaluating ROII’s overall business and growth strategy.

If we fail to innovate in response to changing customer needs and new technologies, our business, financial condition, and results of operations could be adversely affected.

The AI and data analytics market is characterized by rapid technological change, frequent new product introductions, and evolving industry standards. Our ability to attract new customers, retain existing customers, and increase customer adoption depends on our ability to enhance our existing platform and introduce new features and functionality. To remain competitive, we must continuously:

1.	Invest in research and development, including but not limited to taking measures to:

o	Allocate significant resources to hiring top AI researchers and engineers;

o	Explore emerging technologies such as quantum computing or neuromorphic hardware; and

o	Collaborate with academic institutions to stay at the forefront of AI advancements.

2.	Enhance our existing products, including but not limited to taking measures to:

o	Improve the accuracy and speed of our AI models;

o	Expand the types of data our platform can process and analyze; and

o	Enhance our user interface for improved usability and productivity.

3.	Identify and respond to emerging industry trends, including but not limited to taking measures to:

o	Monitor changes in regulatory environments that might create new requirements or opportunities;

o	Adapt to shifts in data storage and processing paradigms; and

o	Anticipate changes in business practices driven by global events or economic shifts.

4.	Anticipate and adapt to changing customer needs, including but not limited to taking measures to:

o	Regularly gather and analyze customer feedback;

o	Conduct market research to identify unmet needs or emerging use cases; and

o	Develop industry-specific solutions to address unique sectoral challenges.

However, we face several challenges in maintaining what we believe to be our innovative edge:

●	Difficulty predicting future changes in customer requirements;

●	Constraints on financial and personnel resources for research and development;

●	Technical challenges in developing new features and functionality;

●	The potential for new technologies to disrupt our market position; and

●	The risk that our new products or enhancements may not achieve market acceptance.

If we are unable to enhance our platform to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, more conveniently, or more securely, our business, financial condition, and results of operations could be adversely affected. We may incur significant costs in our attempts to enhance our products and develop new offerings, and we may not realize returns on these investments.

As a product of a public company, our ability to innovate and stay competitive directly impacts our company’s market position and stock performance. Failure to maintain technological leadership could result in loss of market share, decreased revenue, and potential write-downs of investments in research and development, all of which could negatively affect our company’s financial results and investor confidence.

Business-related and Operational Risks

Our reliance on a licensed LLM from a third-party provider exposes us to significant risks that could materially and adversely affect our business, financial condition and results of operations.

The core of askROI’s technology is a licensed LLM from MeetKai. This reliance on a third party’s technology for a critical component of our platform exposes us to several risks. These include the possibility of termination or unfavorable alteration of the licensing agreement, which could potentially compromise our entire product offering. We may be forced to suspend our services, significantly alter our technology stack, or even cease operations entirely.

The quality and competitiveness of the LLM is also crucial. If the LLM provider fails to maintain the quality and competitiveness of their technology, it would materially and adversely effect the performance of our platform, potentially leading to customer dissatisfaction, loss of business, and damage to our reputation. We may also face limitations in customizing or optimizing the LLM for our specific needs, potentially limiting our ability to differentiate our offering in the market.

Financial risks are also significant. The LLM provider may increase licensing fees, which could materially and adversely affect our profit margins. If we are unable to pass these increased costs onto our customers, it could materially and adversely impact our financial performance.

Security is another major concern. Any security vulnerabilities or bugs in the LLM could expose our customers’ data to risks. A significant data breach or security incident related to the LLM could result in legal liability, regulatory scrutiny, loss of customer trust, and reputational damage.

Lastly, we are dependent on the LLM provider’s business continuity. Any significant disruption in their operations, whether due to technical issues, financial difficulties, or other factors, could materially and adversely our ability to provide services to our customers.

If any of these risks materializes, it could result in substantial disruption to our service, loss of competitive advantage, significant financial losses, damage to our reputation, legal liability, and the need to fundamentally alter our technology stack and business model. Our ability to mitigate these risks may be limited, and the process of finding and integrating an alternative LLM provider, if necessary, could be time-consuming, costly, and ultimately unsuccessful.

Our dependence on a third-party developer for our customer-facing platform may expose us to operational and competitive risks.

The development of askROI’s customer-facing platform is being conducted by MeetKai, a third-party developer. This arrangement exposes us to several risks that could materially and adversely affect our operations and competitive position. We may have limited control over the development process, potentially resulting in delays in product launches or feature releases, quality issues that do not meet our standards or customer expectations, and misalignment between the developed platform and our vision or market needs.

There are significant delivery risks associated with this arrangement. The developer may fail to deliver the platform according to our specifications or timeline, which could delay our market entry, force us to launch an incomplete or suboptimal product, or cause us to miss critical market opportunities.

Operational disruptions are another concern. Any interruption in the developer’s operations could severely disrupt our business plans. This could be due to financial difficulties of the developer, key personnel changes in the developer’s organization, or the developer’s shift in business focus or strategy.

We may also face challenges in maintaining and updating the platform post-development. This could include difficulty in making quick changes or updates to respond to market demands, potential conflicts over ongoing support and maintenance responsibilities, and challenges in knowledge transfer from the developer to our internal teams.

Intellectual property concerns are also significant. While we will own the customer-facing platform, there may be risks related to ensuring all IP rights are properly transferred to us, preventing the developer from using our proprietary information for other clients, and potential disputes over ownership of innovations made during the development process.

Lastly, the involvement of a third party in developing our platform may introduce security risks, including potential backdoors or vulnerabilities unknowingly introduced during development and challenges in ensuring the developer adheres to our security standards throughout the development process.

If any of these risks materializes, it could significantly impair our ability to launch, operate, and scale our service effectively. This could lead to delays in market entry, quality issues, customer dissatisfaction, and ultimately, loss of market share and revenue. Moreover, if we need to switch developers or bring development in-house, it could result in substantial costs, delays, and operational disruptions.

If we fail to effectively develop and expand our sales and marketing capabilities, our ability to increase our customer base and achieve broader market acceptance of our products could be harmed.

Our future success depends on our ability to effectively develop and expand our sales and marketing capabilities. As the prospective seller of a new product in the market, we need to substantially expand our sales and marketing operations to increase our customer base and achieve broader market acceptance of askROI. We face several challenges in this area.

Expanding our sales and marketing team presents significant hurdles. We need to hire, develop, and retain talented sales and marketing personnel who can effectively communicate the benefits of our AI-powered platform. This is challenging because competition for talented sales and marketing professionals in the AI and data analytics space is intense, it takes time for new hires to become fully productive, and we may face high turnover rates as competitors attempt to poach our talent.

Developing effective sales strategies is crucial but complex. We need to create and implement strategies that effectively convey the value proposition of askROI. This is complicated by the complex and technical nature of our product, the need to tailor our approach for different industries and customer sizes, and the challenge of differentiating ourselves in a crowded market.

Creating impactful marketing campaigns requires substantial investment in various marketing channels, continuously refining our messaging as we learn more about our market, and balancing brand-building efforts with direct response marketing.

As we grow, we’ll need to expand into new industries and geographic markets where we have virtually no experience. This presents challenges such as understanding and adapting to new market dynamics, tailoring our product and messaging to new customer segments, and navigating unfamiliar regulatory environments.

Managing a growing sales and marketing organization brings its own set of challenges, including maintaining a consistent culture and level of quality across the organization, implementing effective training programs, and creating and maintaining efficient processes and systems.

Lastly, particularly for large enterprises, our sales cycles can be long and complex, requiring significant time and resources with no guarantee of success. This can strain our sales resources and make it difficult to forecast revenue accurately.

If we are unable to effectively expand and develop our sales and marketing capabilities, we may not be able to attract new customers at the rate we need to grow our business, our customer acquisition costs may increase, impacting our profitability, we may struggle to expand into new markets or industries, and our brand recognition and market presence may not grow as anticipated. Failure to address these challenges could materially and adversely affect our business, financial condition and results of operations. Moreover, as a product of a public company, askROI’s performance in expanding its customer base and market presence can have a direct impact on the company’s stock price and investor relations.

The AI and data analytics markets are highly competitive, and if we do not compete effectively, our business, financial condition, and results of operations could be harmed.

We operate in the rapidly evolving and highly competitive markets of AI and data analytics. As these markets continue to mature and new technologies and competitors enter the markets, we expect competition to intensify. Our competitors include large, well-established public cloud providers that generally compete in all of our markets, less-established public and private cloud companies with products that compete in some of our markets, other established vendors of legacy database solutions or big data offerings, and new or emerging entrants seeking to develop competing technologies.

Most of our competitors have significant competitive advantages over us, including greater brand recognition and larger customer bases, more extensive financial, operational and technical resources, longer operating histories and more established relationships in the industry, broader global presence and larger sales and marketing budgets, more diverse product and services offerings, lower labor and research and development costs, larger and more mature intellectual property portfolios, and greater resources to make strategic acquisitions.

The competitive risks we face are substantial. Rapid innovation by competitors may make our technology obsolete or less relevant. Competitors may be able to respond more quickly to new or emerging technologies, as well as the demand therefor, and changes in customer requirements. We may face pricing pressures that drive down any revenue we may generate or make it difficult to achieve profitability, if any. Additionally, competitors may develop deeper relationships with our potential customers through more extensive sales and marketing operations or broader product offerings.

If we are unable to compete effectively for any of these reasons, we may fail to attract and retain customers, our revenue growth may slow, or we may experience a decline in revenue. This could materially and adversely affect our business, financial condition and results of operations.

If we are unable to attract new customers and increase customer adoption of our platform, our business, financial condition and results of operations will be adversely affected.

Our success depends on our ability to attract new customers and increase their usage of our platform over time. However, we face several challenges in customer acquisition and retention. Our sales cycles, especially for large enterprises, can be lengthy and complex due to the need for extensive education about our AI-powered platform, multiple stakeholders involved in purchasing decisions, rigorous security and compliance reviews, and competition from incumbent solutions and other new technologies.

Potential customers may be hesitant to adopt a new AI-powered platform due to concerns about the reliability and accuracy of AI-generated insights, data security and privacy worries, the need for significant changes to existing workflows and systems, and uncertainty about the long-term viability of new AI technologies.

We need to continuously demonstrate the value and return on investment of our platform to drive adoption and increased usage. This requires developing clear and compelling use cases for different industries, providing robust analytics to show the impact of our platform, and continuously improving our platform to deliver increasing value.

We face intense competition from both established players and new entrants, which can make it difficult to differentiate our product offerings, put pressure on our pricing and margins, and lead to customer churn if competitors offer perceived advantages.

The rapidly evolving nature of AI and data analytics means that customer needs and expectations are constantly changing. We must continuously adapt our platform to meet new requirements, anticipate future needs before they are explicitly expressed by customers, and balance the needs of different customer segments.

Even after acquiring a customer, we will face challenges in driving adoption and usage across their organization. This includes overcoming resistance to change from end-users, providing effective training and support, and ensuring that our platform integrates seamlessly with existing tools and workflows.

If we fail to attract and retain customers, we may experience slower revenue growth than anticipated, higher customer acquisition costs, difficulty in achieving economies of scale, and challenges in attracting investor confidence and additional capital. Additionally, our business model relies on customers increasing their usage of our platform over time. If customers do not increase their usage due to factors such as dissatisfaction with our platform’s performance or reliability, competitive offerings, budget constraints, or changes in their data analytics needs, our financial condition and results of operations will be materially and adversely affected.

Our initial focus on the North American market may limit our growth potential and increase our vulnerability to regional economic and regulatory factors.

askROI’s current strategy centers on establishing a strong position in the North American market, leveraging our exclusive licensing agreement for advanced LLM technology. While this focused approach has advantages, it also presents several risks including, without the limitation, the following:

1.	Geographic Concentration: By focusing primarily on North America, we are more vulnerable to regional economic downturns and regulatory changes;

2.	Limited International Expansion: Our licensing agreement is only exclusive to North America, which may restrict our ability to expand into international markets, potentially limiting our long-term growth prospects;

3.	Competition from Global Players: We may face increasing competition from international companies that can leverage their global presence and resources;

4.	Cultural and Linguistic Limitations: Our AI models and platform, optimized for the North American market, may require significant adaptation to be effective in other English-speaking markets or non-English speaking regions;

5.	Regulatory Constraints: As AI regulations evolve differently across global markets, our North America-centric approach may make it challenging to quickly adapt to international regulatory requirements if we are able to and determine to expand beyond North America in the future; and

6.	Market Saturation: If we achieve significant penetration in the North American market, our growth may slow unless we can expand internationally.

If we are unable to successfully expand beyond North America or if the North American market becomes less favorable, we could experience:

●	Slower growth rates as we saturate our sole market;

●	Increased vulnerability to regional economic or regulatory challenges; and

●	Competitive disadvantage against global players with more diverse market presence.

As a product of a public company, our geographic concentration could also impact our parent company’s global growth narrative and potentially affect its stock price.

Our aim to serve a wide range of industries may spread our resources thin and expose us to industry-specific risks we are not prepared to handle.

askROI’s flexible architecture and what we believe are its powerful AI capabilities make it suitable for a wide range of industries. While this broad applicability can expand our market opportunity, it also presents significant challenges:

1.	Resource Allocation: Attempting to serve multiple industries simultaneously may strain our development, marketing, and support resources;

2.	Varied Regulatory Landscapes: Different industries often have unique regulatory requirements, increasing our compliance burden and risk exposure;

3.	Industry-Specific Expertise: We may struggle to develop deep expertise in multiple industries, potentially limiting our ability to provide truly tailored solutions;

4.	Feature Prioritization: Balancing feature development across various industry needs could lead to a product that is adequate for many but excellent for none;

5.	Sales and Marketing Complexity: Creating effective sales and marketing strategies for multiple industries may be challenging and resource-intensive;

6.	Support Challenges: Providing high-quality support across diverse industry use cases may require a large, specialized support team;

7.	Competitive Pressure: We may face competition from industry-specific solutions that offer deeper functionality in their niche; and

8.	Data Handling Variability: Different industries may have vastly different data types, volumes, and sensitivity levels, complicating our data management strategies.

If we fail to effectively manage these multi-industry challenges:

●	Our product may not fully meet the specific needs of any single industry;

●	We could face increased regulatory scrutiny and compliance costs;

●	Our marketing messages may lack the specificity needed to resonate with target customers; and

●	We might spread our resources too thin, impacting overall product quality and support.

Our reliance on a partner ecosystem for platform adoption and integration may expose us to reputational risks and limit our control over the customer experience.

askROI is focused on developing a robust network of partners, including consultancies, system integrators, and industry-specific solution providers, to accelerate platform adoption. While this strategy can enhance our market reach, it also presents several risks:

1.	Quality Control Challenges: We may have limited control over the quality of services provided by our partners, potentially leading to inconsistent customer experiences;

2.	Reputational Risks: Poor performance by our partners could negatively impact our brand reputation, even if the issue is not directly related to our platform;

3.	Channel Conflicts: As our partner network grows, we may face challenges in managing channel conflicts and ensuring fair treatment across our ecosystem;

4.	Dependency on Partner Performance: Our growth may be tied to the effectiveness of our partners in promoting and implementing our solution, reducing our direct control over sales and customer acquisition;

5.	Data Security Concerns: Involving partners in implementation and support may increase the number of parties with access to sensitive customer data, potentially increasing security risks;

6.	Compliance Complexities: Our partners’ activities on our behalf may complicate our efforts to maintain compliance with various regulations, particularly in heavily regulated industries; and

7.	Partner Loyalty: Partners may choose to promote competing solutions or develop their own alternatives, potentially reducing their commitment to our platform.

If we fail to effectively manage our partner ecosystem:

●	We may experience inconsistent growth across different market segments;

●	Our brand reputation could suffer from poor partner performance;

●	We might face increased compliance and security risks; and

●	Our ability to control our go-to-market strategy could be limited.

Our comprehensive customer success program may strain our resources and fail to deliver the expected value to our users.

askROI is developing a comprehensive customer success program, including thorough onboarding, training, support resources and regular check-ins. While this initiative aims to ensure users derive maximum value from our platform, it also presents several risks:

1.	Resource Intensity: Providing high-touch customer success services may require significant personnel and financial resources, potentially impacting our profitability;

2.	Scalability Challenges: As our customer base grows, maintaining the quality and personalization of our customer success program may become increasingly difficult;

3.	Misaligned Expectations: The comprehensive nature of our program may set very high expectations that we might struggle to meet;

4.	Dependency Culture: Customers may become overly reliant on our support, hindering their ability to use the platform independently;

5.	Inconsistent Execution: Variations in the quality of customer success interactions could lead to inconsistent user experiences and satisfaction levels;

6.	Measuring Effectiveness: It may be challenging to accurately measure the ROI of our customer success efforts, making it difficult to justify the associated costs;

7.	Balancing Standardization and Customization: Finding the right balance between standardized processes and customized support for each client could be challenging; and

8.	Knowledge Management: Ensuring that our customer success team stays updated with rapidly evolving product features and best practices may be difficult.

If our customer success program fails to deliver expected value, then:

●	We may incur high costs without corresponding increases in customer satisfaction or retention;

●	Customers might struggle to realize the full potential of our platform, leading to underutilization;

●	We could face challenges in scaling our support as we grow, potentially leading to declining service quality; and

●	Ineffective onboarding and training might result in poor user adoption rates.

Technology and Cybersecurity Risks

Security breaches, errors, or other defects in our platform could result in a loss of customers, harm to our reputation, and financial losses, which would materially and adversely affect our business, financial condition, and results of operations.

As a platform that processes and analyzes sensitive business data, we are exposed to significant cybersecurity risks. These include unauthorized access to customer data, data breaches or leaks, ransomware attacks, phishing and social engineering attacks, insider threats and denial of service attacks. Each of these risks could lead to severe consequences for our business.

Unauthorized access to customer data or data breaches could result in legal liability, regulatory penalties, loss of customer trust and reputational damage that could impair our ability to attract new customers. Ransomware attacks could lead to operational disruptions, financial losses and reputational damage even if we successfully mitigate the attack. Phishing and social engineering attacks could result in unauthorized access to our systems or customer data, compromise of employee or customer credentials, or injection of malware into our network.

Insider threats pose a unique challenge, as malicious actions by employees or contractors with privileged access could lead to data theft or manipulation, sabotage of our systems or unauthorized changes to our AI models or algorithms. Denial of service attacks could cause service outages, inability for customers to access their data, loss of customer confidence in our platform’s reliability, and financial losses due to breach of service level agreements.

In addition to security risks, our platform may contain errors, bugs, or other defects, particularly when new features are introduced. These issues could lead to disruptions in service availability, inaccurate data analysis or AI-generated insights, or unintended data processing operations that could violate our privacy commitments.

The consequences of a security incident or significant platform defect could be severe, including loss of customer trust and business, reputational damage that could take years to rebuild, legal and financial liabilities (including potential class action lawsuits), regulatory scrutiny and penalties, increased insurance costs, and significant resources diverted to incident response and system improvements.

Despite implementing security measures, we cannot guarantee that our platform will be free from vulnerabilities. The techniques used to sabotage or gain unauthorized access to systems and data change frequently and are becoming increasingly sophisticated. We may be unable to anticipate these techniques or implement adequate preventative measures.

As askROI is a product of a public company, any significant security breach or high-profile error could not only impact it directly but could also indirectly affect the Company’s stock price and overall market perception. This adds an additional layer of pressure and scrutiny to our security and quality assurance efforts.

Our platform is complex and may have errors or defects that could result in a loss of customers or harm to our reputation and business.

The development of a complex AI-powered analytics platform like askROI involves significant technical challenges and risks. Despite extensive testing and quality control measures, our platform may contain serious errors or defects, particularly when new features or capabilities are released. Some errors in our platform may only be discovered after it has been deployed and used by customers.

These issues can manifest in various ways. Data integrity issues could lead to incorrect data processing or analysis, potentially causing customers to make faulty business decisions. Undetected data corruption could compromise the reliability of our AI models, while synchronization errors could result in inconsistent data across different parts of our platform.

Performance problems are another significant concern. Slow query responses could frustrate users and reduce productivity. Memory leaks or other resource management issues could cause system crashes or downtime. As customers increase their data volume or user base, we may face scalability problems that impact the platform’s performance.

Security vulnerabilities are a critical risk. Undiscovered security flaws could be exploited by malicious actors, improper data handling could lead to unauthorized data access or leaks, and cryptographic errors could weaken our data protection measures.

Integration failures present another set of challenges. Errors in our API could break integrations with customers’ existing tools and workflows. Incompatibilities with certain data formats or sources could limit our platform’s usefulness, and problems with our export functions could hinder customers’ ability to use our insights in other systems.

Compliance violations are a serious concern in today’s regulatory environment. Bugs affecting data retention or deletion could lead to non-compliance with privacy regulations, while errors in our access control systems could result in unauthorized data access, violating our compliance commitments.

User experience issues, while perhaps less critical than security or compliance problems, can significantly impact adoption and satisfaction. Interface glitches could frustrate users and reduce adoption rates, while inconsistent behavior across different parts of our platform could confuse users and increase support costs.

The consequences of serious platform errors or defects could be severe, including loss of existing or potential customers, harm to our reputation and brand, delays in market acceptance of our platform, diversion of development and customer service resources, legal claims and associated costs, and regulatory scrutiny or penalties.

As AI technology rapidly evolves, new types of errors or defects may emerge that are difficult to predict or prevent. Our AI models may produce unexpected or biased results, which could lead to incorrect business decisions or unfair outcomes for our customers’ stakeholders.

Our business depends on our ability to maintain and scale our technical infrastructure, and any significant disruption in our service could damage our reputation, result in a potential loss of customers and harm our business, financial condition and results of operations.

Our reputation and ability to attract, retain, and serve our customers depend upon the reliable performance of our platform and underlying technical infrastructure. We have experienced, and may in the future experience, disruptions, outages, and other performance problems due to a variety of factors.

Infrastructure changes, such as migrations to new data centers or cloud providers, updates to our core software infrastructure, and changes in our data processing pipelines, can lead to service disruptions. Human or software errors, including misconfigurations in our systems, bugs in our software or third-party components, and errors in deployment processes, can cause unexpected issues.

Capacity constraints are another significant challenge. Unexpected spikes in customer usage, limitations in our auto-scaling capabilities, and resource contention issues can lead to performance degradation or outages. Additionally, we face the constant threat of distributed denial of service attacks and other security-related incidents, including targeted attacks on our infrastructure, exploitation of unknown vulnerabilities, and compromised employee or service accounts.

In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our platform becomes more complex and our user traffic increases.

If our platform is unavailable or if our customers are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected. Our customers depend on the continuous availability of our platform to access and analyze critical business data, make data-driven decisions in real-time, perform complex analytics tasks, and collaborate with team members across their organizations.

Any disruption in our services could result in loss of customers to competitors, reduced customer satisfaction and loyalty, negative publicity and damage to our brand, reduction in revenue due to service credits or customer churn, and increased customer support and engineering costs.

To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition and results of operations could be adversely affected.

The ability of our platform to connect with and analyze data from various sources introduces risks related to data integrity, compatibility, and security.

A key feature of askROI is its ability to integrate with a wide range of data sources, including CRM systems, cloud storage services, and communication platforms. While this capability is central to our value proposition, it also exposes us to several risks:

1.	Data Integrity Issues: Inconsistencies or errors in source data could lead to incorrect analyses and insights, potentially causing customers to make misinformed decisions;

2.	Compatibility Challenges: Changes in the data structures or APIs of integrated systems could disrupt our ability to access or interpret data correctly;

3.	Data Security Vulnerabilities: Each additional data source integration potentially increases our attack surface, making our platform more vulnerable to security breaches;

4.	Performance Impact: Connecting to and processing data from multiple sources in real-time could strain our system resources, potentially impacting performance;

5.	Scalability Concerns: As customers connect more data sources, we may face challenges in maintaining performance and reliability at scale;

6.	Data Privacy Compliance: Handling data from various sources increases the complexity of maintaining compliance with data protection regulations across different jurisdictions;

7.	Third-Party Dependency: Reliance on third-party data sources means that problems with these external systems could directly impact our service quality; and

8.	Data Consistency and Normalization: Reconciling data from diverse sources with different formats and standards could lead to interpretation errors or inconsistencies in our analyses.

If we fail to effectively manage these data integration challenges, then:

●	Our platform may produce inaccurate or unreliable insights;

●	We could face increased security risks and potential data breaches;

●	Our system performance could degrade as data volumes and sources increase; and

●	We might encounter compliance issues related to data handling and privacy.

Our platform’s ability to learn and adapt to each organization’s unique language and terminology may not function as intended, leading to inaccurate insights or customer dissatisfaction.

A key feature of askROI is its ability to learn and understand each company’s unique terminology, product names, and project codes. While this capability is designed to provide highly relevant and tailored insights, it also presents several risks:

1.	Learning Accuracy: The AI may misinterpret or incorrectly learn company-specific terminology, leading to inaccurate analyses or responses;

2.	Consistency Challenges: The platform’s understanding may be inconsistent across different parts of an organization, especially in large, complex companies;

3.	Overfit to Specific Users: The system might overfit to the language patterns of the most frequent users, potentially misinterpreting queries from other employees;

4.	Handling of Ambiguity: Company-specific terms may have multiple meanings or change over time, which our AI might struggle to accurately capture and interpret;

5.	Privacy Concerns: The deep learning of company-specific language could raise concerns about the level of company information our system is storing and analyzing;

6.	Scalability of Customization: As our customer base grows, maintaining highly customized language models for each organization could become computationally intensive and costly;

7.	Model Drift: Over time, the AI’s understanding might drift from the current usage within the company, especially if there are significant changes in personnel or business focus; and

8.	Integration of New Employees: New employees might struggle with a system that has adapted to company-specific jargon, potentially hindering their onboarding and productivity.

If our adaptive learning capabilities fail to perform as expected, then:

●	Customers may receive irrelevant or incorrect insights, leading to poor decision-making;

●	User adoption could suffer if employees find the system difficult to use or unreliable;

●	We might face increased customer support burdens as users struggle with the system; and

●	Our value proposition of providing highly tailored insights could be undermined.

The generation of custom reports, data-rich presentations, and visualizations may lead to misinterpretation of data or over-reliance on automated insights.

askROI’s ability to analyze vast amounts of data and generate custom reports, presentations, and visualizations is a key feature. However, this capability also introduces several risks:

1.	Data Misinterpretation: Automated generation of reports and visualizations may lead to presentations that, while technically accurate, could be easily misinterpreted by users;

2.	Over-Reliance on Automation: Customers might over-rely on automated insights, potentially neglecting critical thinking or failing to consider factors outside the scope of the analyzed data;

3.	Contextual Errors: The system may not always have full context for the data it is analyzing, potentially leading to misleading conclusions in reports or visualizations;

4.	Visualization Bias: Certain types of data visualizations might inadvertently introduce bias or emphasize less important aspects of the data;

5.	Complexity vs. Clarity: In attempting to present complex data, our automated systems might generate overly complicated visualizations that obscure rather than clarify key insights;

6.	Customization Limitations: While we offer customization, we may not be able to accommodate all specific reporting needs, potentially disappointing some customers;

7.	Data Update Frequency: If reports or dashboards are not updated in real-time, users might make decisions based on outdated information; and

8.	Security of Generated Content: Automated generation and potential sharing of reports could inadvertently expose sensitive data if not properly managed.

If our report and visualization generation capabilities fail to meet user expectations or lead to misinterpretation, then:

●	Customers might make poor business decisions based on misunderstood data;

●	We could face reputational damage if our automated insights are found to be misleading;

●	Users might lose trust in the platform, leading to decreased adoption and potential customer churn; and

●	We might face liability issues if automated reports lead to significant business mistakes.

Intellectual Property Risks

If we are unable to protect our intellectual property rights, our competitive position could be harmed and our business, financial condition and results of operations could be materially and adversely affected.

Our success depends in large part on our ability to protect our proprietary technology and intellectual property rights. We rely on a combination of patents, trademarks, copyrights, trade secrets, and confidentiality agreements to protect our intellectual property. However, these protections may not be adequate and may be challenged, invalidated, or circumvented.

We face several risks related to our intellectual property. Our patent applications may not result in issued patents, and our issued patents may not provide meaningful protection for our technology. Our patents may be challenged by third parties through post-grant proceedings, and we may not be able to detect unauthorized use of our patented technology.

Trade secret protection is another critical area of concern. Our efforts to protect our trade secrets may not be adequate, former employees may misappropriate our trade secrets, and partners or contractors may improperly disclose confidential information.

Copyright and trademark risks are also significant. Our copyrights or trademarks may be challenged or invalidated, we may face allegations of copyright infringement related to open-source software, and our trademarks may not be sufficiently distinctive to warrant protection.

Contractual protections, such as non-disclosure agreements or other contractual protections, may be breached or found unenforceable. We may also fail to obtain appropriate rights from our employees or contractors.

If we fail to protect our intellectual property rights adequately, competitors might gain access to our technology, we could lose any competitive advantage in the market that we may attain, and our brand value and reputation may be damaged.

Monitoring unauthorized use of our intellectual property is difficult and costly. Litigation may be necessary in the future to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation in the United States and abroad involving patents and other intellectual property rights, particularly in the technology industry. We may become involved in legal proceedings from time to time to protect our intellectual property or defend against claims that we have infringed on the intellectual property rights of others.

As our business grows and our product gains visibility, should that occur, the risk of intellectual property infringement claims against us increases. We could face claims of infringement from patent assertion entities or “patent trolls,” competitors in the AI and data analytics space, companies in adjacent technology sectors, and open-source software copyright holders.

These claims, even if without merit, could result in costly litigation, divert management’s attention and resources, require us to enter into royalty or licensing agreements (which may not be available on acceptable terms), require us to redesign our products to avoid infringement, or prevent us from offering certain features or functionality.

If we are found to have infringed on the intellectual property rights of others, we could be subject to substantial damages or an injunction preventing us from selling our products. We might also face requirements to indemnify our customers or partners and could suffer reputational harm affecting our ability to attract new customers.

The technology sector, particularly in areas related to AI and data analytics, is characterized by the existence of large numbers of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in this sector are often taking steps to protect and enforce their rights, including through litigation. As a result, we may have to defend against claims of intellectual property infringement even if we believe such claims are without merit.

Financial Risks

We have a history of operating losses and may not achieve or sustain profitability in the future.

As we prepare for askROI’s limited MVP release in July 2024, we anticipate that our operating expenses will increase substantially in the foreseeable future.

We expect to see increases in sales and marketing expenses as we expand our sales team, increase our marketing spend to build brand awareness and generate leads, and attend more industry events and conferences to promote our platform. Research and development costs are likely to rise as we hire additional AI researchers and software engineers, invest in new AI technologies and capabilities, and expand our data processing and storage infrastructure.

General and administrative costs associated with our growth are also expected to increase. This includes strengthening our finance, legal, and HR teams, implementing new business systems and processes, and potentially increasing our office space to accommodate a growing team. As a division of a public company, we will also incur costs related to enhanced financial reporting and compliance requirements, increased auditing and legal expenses and higher insurance premiums.

Our ability to achieve and sustain profitability depends on numerous factors, many of which are beyond our control. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Growth of our revenue may be slower than anticipated or our revenue could decline for a number of reasons, including increased competition in the AI and data analytics market, reduced demand for our platform due to economic downturns or changes in customer preferences, saturation in our existing markets limiting growth opportunities, or failure to capitalize on emerging technologies or market trends.

If we fail to achieve profitability, or if we are unable to sustain profitability on a quarterly or annual basis, it could result in difficulty in raising additional capital on favorable terms, potential downsizing or restructuring of our operations, limitations on our ability to invest in new features or technologies, and a negative impact on our company’s financial results and stock price.

Regulatory and Legal Risks

Rapidly evolving laws and regulations related to AI and data analytics could negatively impact our business, increase our costs, and harm our competitive position.

The legal and regulatory landscape applicable to AI and data analytics is evolving rapidly and becoming increasingly complex. New laws and regulations are being proposed and enacted at the local, state, federal, and international levels, often with little harmony between jurisdictions. This evolving landscape poses several risks to our business.

We may need to invest significant resources to comply with new regulations. Frequent changes in laws may require continuous updates to our platform and processes, and we may need to hire specialized legal and compliance personnel. New laws may limit how we can collect, use, or process data, and regulations might restrict certain AI techniques or applications. We may face new requirements for explainability or transparency in our AI models.

These regulatory changes could expose us to new forms of liability. We may face increased risk of customer lawsuits related to AI decisions or data usage, and regulatory enforcement actions could result in significant fines or penalties. Complying with stringent regulations may slow our pace of innovation, potentially putting us at a competitive disadvantage against competitors operating in less regulated markets. The uncertainty in regulations may also deter potential customers from adopting AI solutions.

As we consider future international expansion, we face additional challenges. Conflicting regulations between jurisdictions may limit our ability to offer a consistent global product. Data localization requirements may increase our operational costs, and cross-border data transfer restrictions may limit our ability to train or operate our AI models effectively.

Specific areas of regulatory focus that could impact our business include AI Ethics and Bias, Data Privacy, Algorithmic Transparency, Cybersecurity, and Sector-Specific Regulations for industries like finance and healthcare. The lack of clear and consistent guidelines around the development and use of AI technologies creates a degree of uncertainty for companies like ours.

As regulators and policymakers work to catch up with the rapid pace of technological advancement, there is a risk of overregulation or fragmented regulatory frameworks that could hinder innovation and growth. Any regulatory missteps could have consequences not just for askROI, but for our company’s overall operations and market valuation.

Changes in privacy laws, regulations, and standards may cause our business to suffer.

Personal privacy and data security have become significant issues in the United States, Europe, and many other jurisdictions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future.

In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted or are considering adopting laws and regulations concerning personal information and data security. State-level laws like the CCPA and the California Privacy Rights Act impose strict requirements on businesses handling personal data.

Internationally, the European Union’s GDPR imposes stringent requirements for processing personal data of EU residents. Many countries have established their own data protection frameworks, often inspired by but not identical to GDPR. Additionally, industry standards such as the Payment Card Industry Data Security Standard create additional compliance obligations.

These laws, regulations, and standards are constantly evolving and can be subject to significant change. The application and interpretation of these laws and regulations are often uncertain and could result in legal claims or government enforcement actions.

The potential impacts on our business are significant. We may need to make substantial modifications to our platform to ensure compliance, potentially limiting our ability to collect and use data, which could reduce the effectiveness of our AI models. We may face increased administrative costs and burdens, constraints on our ability to expand into new markets due to varying regulatory requirements, and the potential for significant penalties or legal liability if we fail to comply.

If we fail to comply with applicable privacy and data security laws and regulations, or if we fail to meet new requirements imposed by such laws, our business could suffer and we could be subject to significant fines and penalties. For instance, violations of GDPR can result in fines of up to 4% of global annual revenue or €20 million, whichever is higher. The CCPA allows for private rights of action in certain cases of data breaches, potentially leading to class action lawsuits.

As a provider of AI-powered analytics, we handle large volumes of potentially sensitive data, making us particularly vulnerable to these regulatory risks. Moreover, as a product of a public company, any significant privacy or data security incident could not only impact askROI’s operations but could also affect our company’s stock price and overall market perception.

General Risk Factors

Because we must periodically evaluate our intangible assets and investment holdings for impairment, we could be required to recognize non-cash impairment charges in future periods, which could have a materially adverse impact on our operating results.

During the fiscal year ended March 31, 2023 we incurred non-cash charges of $54 million and $21 million related to the loss on the acquisition of BNC as well as the change in fair value of our investment in WTRV. We will assess these investments and intangible assets for impairment going forward, and if the carrying value of the holding on our balance sheet exceeds its estimated fair value, we will record an impairment charge.

Our future success depends on our ability to retain and attract high-quality personnel, and the efforts, abilities and continued service of our senior management.

Our future success depends on our ability to attract, hire, train and retain a number of highly skilled employees and on the service and performance of our senior management team and other key personnel for each of our subsidiaries particularly with the planned spin-offs. The loss of the services of our executive officers or other key employees and inadequate succession planning could cause substantial disruption to our business operations, deplete our institutional knowledge base and erode our competitive advantage, which would materially and adversely affect our business. Competition for qualified personnel possessing the skills necessary to implement our strategy is intense, and we may fail to attract or retain the employees necessary to execute our business model successfully. We do not have “key person” life insurance policies covering any of our executive officers.

Our success will depend to a significant degree upon the continued efforts of our key management, engineering and other personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on the roles of our Executive Chairman, our Chief Executive Officer and our Chief Financial Officer. In the fourth fiscal quarter of 2024 and the first fiscal quarter of 2025, there has been a shift in management with the appointment of new executive personnel and board members; this shift was intended to implement improvements in the Company’s operations, development and compliance.

Deterioration of global economic conditions could adversely affect our business.

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, fluctuating commodity prices and interest rates, volatile exchange rates, geopolitical issues, including the recent outbreak of armed conflict in Ukraine and in the Middle East, natural disasters and pandemic illness, instability in credit markets, cost and terms of credit, consumer and business confidence and demand, a changing financial, regulatory and political environment, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. Furthermore, austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

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

Our significant increase in the scope and the scale of our operations, including the hiring of additional personnel, has resulted in significantly higher operating expenses. We anticipate that our operating expenses will continue to increase. Expansion of our operations may also make significant demands on our management, finances and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. We cannot assure you that significant problems in these areas will not occur. Failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that attempts to expand our marketing, sales, manufacturing and customer support efforts will succeed or generate additional sales or profits in any future period. As a result of the expansion of our operations and the anticipated increase in our operating expenses, along with the difficulty in forecasting revenue levels, we expect to continue to experience significant fluctuations in its results of operations.

If we cannot manage our growth effectively, our results of operations would be materially and adversely affected.

We experienced a significant change in our business model as we have shifted our focus towards building out the Metaverse platform, askROI and developing businesses in conference services and specialized-healthcare service towards a revenue-generating model and away from the legacy subsidiaries. Our business model relies on our ability to (i) generate revenue through gaming and sweepstakes events in the metaverse, which is a nascent industry and attracting customers through our sponsored events; (ii) generate revenue from the services and products provided at individual conference event and to have recurring attendees; and (iii) generate revenue from the specialized healthcare services and products provided to customers at our men’s clinics.

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

We depend on information technology systems and services in conducting our business. We and others in the industries in which we operate use these technologies for internal purposes, including data storage and processing, transmissions, as well as in our interactions with our business associates. Examples of these digital technologies include analytics, automation, and cloud services. If any of our financial, operational, or other data processing systems are compromised, fail or have other significant shortcomings, it could disrupt our business, require us to incur substantial additional expenses, result in potential liability or reputational harm or otherwise have a material adverse effect on our financial condition and operating results.

We may experience cyber-security and other breach incidents that remain undetected for an extended period. Our ability to anticipate, detect and implement adequate preventative measures to stop or mitigate any potential damage in a timely manner from cyberattacks as the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched.

Given the increasing cyber security threats in the hospitality and healthcare industry, there can be no guarantee we will not experience business interruptions; data loss, ransom, misappropriation or corruption; theft or misuse of proprietary or personnel and customer information; or litigation and investigation related to any of those, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation. Although we do maintain commercially reasonable insurance policies for cyberattacks, there can be no guarantee that insurance would be sufficient to cover our losses, nor can it be guaranteed that insurance coverage would be available for every specific incident in accordance with the terms and conditions of the applicable policy coverage.

Our limited ability to protect our proprietary information and technology may adversely affect our ability to compete, and our products could infringe upon the intellectual property rights of others, resulting in claims against us, the results of which could be costly.

Many of our products consist entirely or partly of proprietary technology owned by us. Although we seek to protect our technology through a combination of copyrights, trade secret laws and contractual obligations, these protections may not be sufficient to prevent the wrongful appropriation of our intellectual property, nor will they prevent our competitors from independently developing technologies that are substantially equivalent or superior to our proprietary technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the U.S. In order to defend our proprietary rights in the technology utilized in our products from third party infringement, we may be required to institute legal proceedings, which would be costly and would divert our resources from the development of our business. If we are unable to successfully assert and defend our proprietary rights in the technology utilized in our products, our future results could be materially and adversely affected.

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

There were 32,666,241 shares of Common Stock outstanding as of July 12, 2024, approximately 30,789,643 shares are held by investors who are not our affiliates or holders of restricted stock. Of these 32,666,241 shares, 32,441,412 shares are freely tradeable and 224,829 shares are restricted. The remaining shares may be sold subject to the volume limits of Rule 144 which limits sales by any affiliate to the greater of 1% of outstanding shares in any three-month period or the average weekly trading volume over a four-week period. Future sales of a substantial number of shares of our Common Stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our Common Stock and could make it more difficult for us to raise funds in the future through an offering of our securities.

The price of our Common Stock is subject to volatility, including for reasons unrelated to our operating performance, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to a number of factors, some of which are outside our control, including but not limited to, the following factors:

●	future developments within our company and our subsidiaries;

●	changes in market valuations of companies in the nascent metaverse industry;

●	regulatory initiatives from the Biden Administration;

●	specific regulations relating to the nascent industry of gaming or sweepstakes games in the metaverse;

●	announcements of developments by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, significant contracts, or other material developments that may affect our prospects;

●	actual or anticipated variations in our operating results;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of other key personnel or directors;

●	sales of our Common Stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and our resources, which could harm our business and financial condition.

You will experience dilution if we issue additional equity securities in future financing transactions or under derivative securities outstanding as of the date of this Report. Further, the existence of our outstanding preferred shares may significantly reduce your influence over matters requiring shareholder approval.

We have convertible notes, convertible preferred stock and warrants outstanding that are convertible or exercisable into a significant number of shares of our Common Stock. Our commitment to issue shares of Common Stock pursuant to the terms of convertible notes, convertible preferred stock and warrants has the potential to cause significant dilution to the holders of our Common Stock. In addition, as part of the consideration to investors on investments made in April 2023, we have issued warrants that contain certain anti-dilution protection features. In the event that we sell Common Stock at a price per share lower than the exercise price of such warrants, then the exercise price of those warrants shall decrease to match the price per share that Common Stock was sold, and the number of shares of Common Stock to be issued upon exercise of these warrants will increase correspondingly to the decrease in exercise price.

As a result of our sale of Series A, Series B and Series D Preferred Stock to AAI or Ault Lending, LLC (“Ault Lending”), a wholly owned subsidiary of AAI, AAI could convert additional shares of the Preferred Stock and cause dilution to our other investors. To the extent that such outstanding securities are converted into shares of our Common Stock, or securities are issued in future financings, our investors may experience dilution with respect to their investment in us. Further, the existence of these series of preferred shares significantly reduces your influence over matters requiring shareholder approval given the voting power that these shares have.

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

Under our Articles of Incorporation, subject to the approval of the Series A, Series B and Series D Preferred shareholders, Ault Lending and AAI, our Board may approve an issuance of up to approximately 5,000,000 shares of “blank check” preferred stock without seeking shareholder approval. Any additional shares of preferred stock that we issue in the future may rank ahead of our Common Stock in terms of dividend or liquidation rights and may have greater voting rights than our Common Stock. In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of Common Stock, which would dilute the value of Common Stock to current shareholders and could adversely affect the market price of our Common Stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any additional shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are a public company and subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. For example, Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if our internal control over financial reporting continues to not be effective as defined under Section 404, we could be subject to sanctions or investigations by the Commission or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our Common Stock. Any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, particularly if we become fully subject to Section 404 and its auditor attestation requirements, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our articles of incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our shareholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our shareholders.

We do not anticipate paying dividends on our Common Stock and, accordingly, shareholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our Common Stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our Board and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our Board. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our Common Stock, which is uncertain and unpredictable. There can be no assurance that our Common Stock will appreciate in value.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Because we are a smaller reporting company, this section is not applicable.

ITEM 1C.	CYBERSECURITY

Information Security Program:

The mission of our information security program is to design, implement, and maintain a comprehensive information security program that protects our systems, services, and data against unauthorized access, disclosure, modification, damage, and loss. Our information security program is comprised of internal and external security and technology professionals who work collaboratively to identify, assess, manage, and mitigate cybersecurity risks and threats across our company, our subsidiaries, and third-party contractors.

We recognize the importance of effectively managing material risks associated with cybersecurity threats, as defined in Item 106(a) of Regulation S-K. Our risk management program integrates the monitoring and management of these risks and threats and is informed by applicable laws, regulations, industry standards, and best practices. We continue to invest in information security resources to mature, expand, and adapt our capabilities to address emerging cybersecurity risks and threats.

Our information security organization is committed to maintaining a robust and resilient security posture that enables us to protect our assets, maintain our stakeholders’ trust, and support our business’s overall success.

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management and strategy are integral components of our comprehensive information security program. They guide our continuous efforts to evaluate and improve the confidentiality, integrity, and availability of our critical systems, data, and operations.

We have adopted an Information Security Policy (the “Info-Sec Policy”) and an Incident Response Plan (the “Response Plan”) that establish administrative, physical, and technical controls and procedures to protect sensitive data throughout the Company. These policies also outline processes to assess, identify, manage, and report cybersecurity risks and incidents. The Info-Sec Policy applies to all persons working for the Company and any third parties working with us in any capacity.

Our approach to controls and risk management is informed by applicable laws and regulations, as well as industry standards and best practices. These serve as a guide to help us identify, assess, and manage cybersecurity controls and risks relevant to our business.

Our cybersecurity risk management program includes:

1.	Identifying cybersecurity risks that could impact our facilities, third-party vendors/partners, operations, critical systems, information, and broader enterprise information technology environment. Risks are informed by threat intelligence, current and historical adversarial activity, and industry-specific threats;

2.	Performing cybersecurity risk assessments to evaluate our readiness if the risks were to materialize;

3.	Ensuring risk is addressed and tracking any necessary remediation through an action plan;

4.	Analyzing all third-party vendors for compliance with our internal Info-Sec Policy to assess potential risks associated with their security controls. We generally require third parties to maintain security controls, notify us promptly of any data breach or cybersecurity incident that may impact our data, and provide written assurance of corrective actions; and

5.	Engaging and utilizing a comprehensive suite of security solutions, including enterprise mobility management, endpoint protection, secure file transfer, and security information and event management to monitor and actively respond to cybersecurity threats. These solutions work together to secure our endpoints, protect against malware, ensure the safe transfer of files, and provide our cybersecurity team with the functionality to build alerts on specific use cases that are important and unique to our business.

Cybersecurity Governance

Our Board oversees cybersecurity risk as part of its overall risk oversight function. Our information technology department (the “IT Department”), which functions as our Information Security Advisory Team, is responsible for managing our information security program and implementing cybersecurity risk management practices. The IT Department is led by our Chief Executive Officer and our Chief Technology Officer (the “IT Officers”), who oversee our cybersecurity strategy and ensure its alignment with business objectives.

The IT Department collaborates with various stakeholders across the organization to identify, assess, and mitigate cybersecurity risks. They regularly monitor and adapt our information security program to address the evolving threat landscape.

In the event of a cybersecurity incident, the IT Department promptly reports the matter to the Board. The Board is ultimately responsible for assessing the severity and potential impact of the incident and determining the appropriate course of action. The IT Officers keep the Board informed of significant cybersecurity incidents and provides updates on the overall status of our cybersecurity program as needed.

This governance structure ensures that cybersecurity risks are effectively managed by the IT Department, with oversight from the IT Officers and the Board. It maintains clear lines of communication and accountability, enabling timely decision-making and response to cybersecurity matters.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not successfully eliminate all risks from cybersecurity threats and can provide no assurance that undetected cybersecurity incidents have not occurred.

ITEM 2.	PROPERTIES

Our corporate headquarters office utilizes 7,102 square feet of leased office space in Las Vegas, Nevada. Our lease is currently on a month-to-month basis. The annual base rent payable was approximately $242,820 during the 2024 fiscal year.

We currently lease space in Murry, Utah through May 2027 for the GuyCare clinic. The annual base rent under that lease, payable on a monthly basis was approximately $30,952 during the 2024 fiscal year.

We currently anticipate that the current leased space will be sufficient to support our current and foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

Litigation Matters

We are involved in litigation arising from other matters in the ordinary course of business. We are regularly subject to claims, suits, regulatory and government investigations, and other proceedings involving labor and employment, commercial disputes, and other matters. Such claims, suits, regulatory and government investigations, and other proceedings could result in fines, civil penalties, or other adverse consequences.

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

●	On April 22, 2022, we and BitStream were sued in Travis County, Texas District Court (Docket #79176-0002) by Print Crypto Inc. in the amount of $256,733 for failure to pay for equipment purchased to operate BitStream’s Bitcoin mining operation. The defendants intend to vigorously defend themselves and have filed counterclaims in the 353rd Judicial District in Travis County, Texas on May 6, 2022 for fraudulent inducement, breach of contract, and for payment of attorney’s fees and costs. As a result of Bitstream filing for Chapter 7 bankruptcy, the case has been stayed pending resolution of the bankruptcy petition. We have accrued the full amount of the claim in our consolidated financial statements as of March 31, 2024.

●	On July 15, 2022, BitStream and two members of its management were parties to a petition filed in Ward County District Court by 1155 Distributor Partners-Austin, LLC d/b/a Lonestar Electric Supply in the amount of $414,027 for failure to pay for equipment purchased to operate the Bitstream’s Bitcoin mining operation. BitStream filed a petition to remove one member of its management from the claim in December 2022. As a result of Bitstream filing for Chapter 7 bankruptcy, the case has been stayed pending resolution of the bankruptcy petition. We have accrued the full amount of the claim in our consolidated financial statements as of March 31, 2024.

●	On October 17, 2022, BitStream was a party to a petition filed in Ward County District Court by VA Electrical Contractors, LLC in the amount of $1,666,187 for failure to pay for equipment purchased to operate BitStream’s Bitcoin mining operation. As a result of Bitstream filing for Chapter 7 bankruptcy, the case has been stayed pending resolution of the bankruptcy petition. We have accrued the full amount of the claim in our consolidated financial statements as of March 31, 2024.

In the opinion of management, there are no additional legal matters involving us that would have a material adverse effect upon our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently quoted on OTCPK Market under the symbol “ROII”. The OTC Markets is an inter-dealer quotation system. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of July 12, 2024, we had approximately 159 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent for the Common Stock is Pacific Stock Transfer Co, located at 6725 Via Austi Pkwy, Suite 300, Las Vegas, Nevada 89119.

Dividends

We have never declared or paid any cash dividends on our Common Stock. The payment of dividends on our Common Stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our Board may consider appropriate. As long as the Series A, Series B, Series C and Series D preferred shares are outstanding, we are precluded from paying dividends except to the holder of the Preferred Shares.

We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2024 other than those transactions previously reported to the SEC on our quarterly reports on Form 10-Q and current reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Report is filed, and we do not intend to update any of the forward-looking statements after the date this Report is filed to confirm these statements to actual results, unless required by law.

This Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Overview

On November 1, 2023 BitNile Metaverse, Inc. changed its name to RiskOn International, Inc. and its ticker from BNMV to ROI and subsequently to ROII in February of 2024. We are a holding company incorporated in the State of Nevada on November 19, 2007. The change in both name and ticker underscore our commitment to developing a vertically integrated community while creating a seamless and enriched user experience.

We own 100% of BitNile.com, Inc. (“BNC”), including the BitNile.com Metaverse platform (the “Metaverse”). The Metaverse, which went live to the public on March 1, 2023, allows users to engage with a new social networking community and purchase both digital and physical products while playing 3D immersive games. We also wholly own RiskOn360, Inc. (“RiskOn360”) and GuyCare, Inc. (“GuyCare”). RiskOn360 organizes and holds business training conference and learning seminars on certain dates and certain cities across the United States; RiskOn360 held one event during the year ended March 31, 2024. GuyCare was formed in September 2023 and is incorporated in the state of Nevada. GuyCare provides health and wellness services as a core part of creating a sound and successful individual experience, specializing in men’s health; GuyCare opened its first clinic in January 2024.

Through March 31, 2024, our former subsidiaries, Agora Digital Holdings, Inc. (“Agora”) and Wolf Energy Services, Inc. have been treated for accounting purposes as discontinued operations.

Recent Developments

During the fiscal year ended March 31, 2024, we engaged in the following transactions:

●	On April 27, 2023, we closed a $6,875,000 senior secured convertible promissory note financing, in which we issued the senior secured convertible note and granted the noteholders 2,100,905 warrants that expire five years from the issuance date and have an exercise price of $3.28. The warrants contain a rachet provision that we have determined meets the criteria for treatment as a derivative liability.

●	On May 4, 2023, we amended our Articles of Incorporation to effectuate a 1-for-30 reverse stock split. We also reduced our authorized shares on a 1-for-30 basis going from 100,000,000 authorized shares down to 3,333,333 authorized shares. We have reflected this reverse split throughout this Report. On October 16, 2023, we, upon obtaining shareholder approval, filed a certificate of amendment to our Articles of Incorporation increasing our authorized shares of common stock, par value $0.001 per share (the “Common Stock”) from 3,333,333 to 500,000,000.

●	On May 8, 2023, we received a letter from the Listing Qualifications staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the Staff has determined to delist our Common Stock from The Nasdaq Capital Market, effective May 17, 2023, pursuant to Listing Rule 5810(c)(3)(A)(iii), as our Common Stock traded below $0.10 per share for 10 consecutive trading days. On May 12, 2023, we issued a press release announcing a 1-for-30 reverse stock split of our outstanding Common Stock which was effective for trading purposes as of the commencement of trading on May 15, 2023. On May 26, 2023, we received a letter from Nasdaq stating that our bid price deficiency had been cured.

●	On May 15, 2023, Agora and Trend Ventures, LP entered into a First Amendment of Senior Secured Promissory Note (“First Amendment”), to amend the $4,250,000 senior secured promissory note entered into June 16, 2022. The First Amendment amended the following clauses of the original note: (a) the principal amount was amended from $4,250,000 to $4,443,870, which includes all of the accrued interest through May 15, 2023; (b) the maturity date was amended from June 16, 2025 to May 15, 2025; and (c) the interest rate shall remain at 5%, and any additional accrued interest under the Default Rate shall be mutually waived by both parties. No payments on either principal or interest shall be due until the new maturity date. As of March 31, 2024, we had a full reserve established for the principal and accrued interest receivable.

●	On June 21, 2023, we received a letter from Nasdaq notifying us that the Staff has determined that we had violated Nasdaq’s voting rights rule set forth in Listing Rule 5640 (the “Voting Rights Rule”). The alleged violation of the Voting Rights Rule relates to the issuance of (i) 8,637.5 shares of the Series B, and (ii) 1,362.5 shares of the Series C in connection with the acquisition of BNC as well as the securities of Earnity, Inc. beneficially owned by BNC pursuant to the SEA by and among us, AAI and the minority shareholders of BNC, which was previously disclosed on Current Reports on Form 8-K filed by us on February 14, 2023 and March 10, 2023.

●	On July 18, 2023, we received a letter from the Nasdaq indicating that our shareholders’ equity as reported in the 2023 Annual Report did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s shareholders’ equity be at least $2.5 million. As reported in the 2023 Annual Report, our shareholders’ equity as of March 31, 2023 was approximately $(13.9) million.

We submitted a compliance plan, which was subsequently amended and restated, to the staff. On December 1, 2023, Nasdaq notified us that it rejected the Compliance Plans. We appealed the Staff’s determination to delist our Common Stock to a Hearings Panel (the “Panel”). The Panel heard our appeal on February 29, 2024. See below for the resolution of this matter.

●	On August 24, 2023, we entered into a purchase agreement (the “ELOC Purchase Agreement”) with Arena Business Solutions Global SPC II Ltd on behalf of and for the account of Segregated Portfolio #3 – SPC #3 (“Arena”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right to direct Arena to purchase up to an aggregate of $100,000,000 of shares of our Common Stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement (as defined in the ELOC Purchase Agreement), we have the right to present Arena with an advance notice directing Arena to purchase any amount up to the Maximum Advance Amount (as defined in the ELOC Purchase Agreement). The Registration Statement was declared effective on October 30, 2023.

●	On August 25, 2023, we, Zest Labs and Zest Labs Holdings, LLC (owned by Gary Metzger, a current board member of our company) (the “Purchaser”), entered into a stock purchase agreement, whereby the Purchaser purchased 100% of the issued and outstanding common stock of Zest Labs from us in exchange for the Purchaser agreeing to distribute any net proceeds from any new or ongoing intellectual property litigation or the sale or licensing of any intellectual property of Zest Labs to our shareholders of record as of November 15, 2022.

●	On September 28, 2023, we amended the Certificate of Designations for each of the Series B Preferred Stock and the Series C Preferred Stock to eliminate all voting rights of these series of preferred stock. On October 16, 2023, Nasdaq notified us that we had regained compliance with the Voting Rights Rule.

●	On November 1, 2023, both Agora and Bitstream filed voluntary petitions for relief under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. The bankruptcy cases are being administered under case numbers 23-51490 and 23-51491, respectively. The cases are still pending before the court.

●	On November 2, 2023, we received a letter from the Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for our Common Stock had closed below $1.00 per share for the previous 31 consecutive business days.

In accordance with Nasdaq listing rule 5810(c)(3)(A), we had 180 calendar days, or until April 30, 2024, to regain compliance. The Deficiency Letter states that to regain compliance, the bid price for our Common Stock must close at $1.00 per share or more (the “Minimum Bid Price”) for a minimum of 10 consecutive business days during the compliance period ended April 30, 2024.

●

On November 14, 2023, we entered into a Securities Purchase Agreement (the “Agreement”) with AAI, pursuant to which we sold to AAI 603.44 shares of newly designated Series D Convertible Preferred Stock (the “Preferred Shares”) for a total purchase price of $15,085,931 (the “Transaction”). The Transaction closed on November 15, 2023.

The purchase price was paid by the cancellation of $15,085,931 of cash advances made by AAI to us between January 1, 2023 and November 9, 2023. The terms of the Preferred Shares as set forth in the Certificates of Designations of the Rights, Preferences and Limitations of the Series D Convertible Preferred Stock (the “Certificate”) include conversion terms and dividend payout terms. The Preferred Shares each have a stated value of $25,000 per share (the “Stated Value”).

●	Effective January 29, 2024, we (i) accepted the resignations of Randy May, our former Chairman of the Board and Chief Executive Officer, and Jay Puchir, our former Chief Financial Officer, (ii) appointed Mr. Milton “Todd” Ault as our Chairman of the Board and Chief Executive Office (Mr. Ault was appointed to the Board on January 4, 2024), (iii) appointed William B. Horne and Steve J. Smith to the Board and (iv) appointed Kayson Pulsipher as our Chief Financial Officer, Joseph M. Spaziano as our Chief Operating Officer, Douglas Gintz as our Chief Technology Officer. Effective April 30, 2024, we accepted the resignations of (i) Milton C. Ault, III as our Chief Executive Officer, and (ii) Joseph M. Spaziano as our Chief Operating Officer, each of which was submitted to us on April 30, 2024. On April 30, 2024, we appointed Mr. Ault as our Executive Chairman and Mr. Spaziano as our Chief Executive Officer.

●	On February 28, 2024, our Common Stock was suspended from trading on the Nasdaq Capital Market. On April 12, 2024, we received a written notice from the Panel that the Panel had determined to delist our Common Stock from The Nasdaq Capital Market for violating Nasdaq Listing Rules. Nasdaq filed a Form 25 with the SEC to affect the formal delisting of the Common Stock, and the delisting was effective June 13, 2024.

On July 25, 2022, we entered into a Share Exchange Agreement pursuant to which we sold to WTRV our oil and gas production business, which was part of the commodities segment. We received 1,200 shares of WTRV’s Series A Convertible Preferred Stock, which were convertible into approximately 42.3 million shares of WTRV common stock. WTRV filed a registration statement on our behalf as we contemplated making a distribution of the WTRV common stock. The intent of the distribution of WTRV’s common shares was to distribute 100% of our interest in WTRV to our shareholders of record as of September 30, 2022 (the “Announced Record Date”).

The 42.3 million shares of WTRV’s common stock were to be distributed to the holders of our Common Stock and Series A convertible preferred stock outstanding as of the Announced Record Date.

While the S-1 registration statement was declared effective, there were problems with the process, including the Announced Record Date, and we determined that, for regulatory reasons, the distribution was not able to be consummated under the S-1 registration statement.

In an effort to do everything within our ability to obtain the result that our press releases originally announced, on January 26, 2024, the Board authorized our former CFO, Jay Puchir, to identify the shareholders of record as of the Announced Record Date and to enter into an agreement with the such shareholders to transfer approximately 1.3 shares of WTRV common stock for each share of Common Stock held (or was entitled in hold upon conversion of the Series A convertible preferred stock) as of the Announced Record Date. In order to effectuate the transfer, we required proof from the shareholders that they held shares of Common Stock as of the Announced Record Dates and were, at such time, accredited investors, among other matters.

As of June 30, 2024, Jay Puchir had entered into agreements with certain accredited investors, who had signed releases and issued 20.5 million shares of WTRV common stock. Of the 20.5 million shares, 2.5 million shares were issued to Ault Lending, a subsidiary of AAI, a related party.

Segment Reporting for the Years Ended March 31, 2024 and 2023:

As a result of the divestiture of our legacy subsidiaries and the launch of new businesses our segments have changed in the fiscal year. Our three reporting segments are BitNile.com and services (“BNS”), RiskOn360 Conferences (“RiskOn360”) and GuyCare.

See accompanying notes for relevant information related to our three reporting segments as of and for the 2024 fiscal year. As there is no meaningful financial information relating to our new segments compared to prior period segments, management has no additional discussion and comparative analysis to disclose. The significant activities and transactions of both periods are discussed in the notes to the financial statements and in the discussion and analysis of the Consolidated Results of Continuing Operations above.

Key Trends

Impact of Inflation

In 2023 and continuing in 2024, there has been a sharp rise in inflation in the U.S. and globally. Given our limited operations, the most significant future impact is expected to be on employee salaries and benefits.

Results of Operations for Continuing Operations for the Years Ended March 31, 2024 and 2023

The results below do not include our discontinued operations activity, accordingly, period to period comparisons may not be meaningful.

Revenues and Gross Loss

We had $332,425 of revenue in the fiscal year ended March 31, 2024 (“FY 2024”) and had no revenue in fiscal year ended March 31, 2023 (“FY 2023”) as we commenced operations of BNS, RiskOn360 and GuyCare in March 2023, November 2023 and January 2024, respectively. Gross loss was $1,841,629 in FY 2024.

Cost of Revenues

Cost of revenues for FY 2024 was $2,174,054 compared to $0 for FY 2023. We expect the cost of revenues to increase as we expand GuyCare’s operations and hold additional RiskOn360 conferences.

Operating Expenses

Total operating expenses were $35 million for FY 2024 compared to $6 million for FY 2023. The increase of $29 million from the prior year was primarily related to higher selling, general and administration expense, impairment loss on intangible assets coupled with higher salaries, wages and benefits of $22 million, $4 million and $3 million, respectively. The increase in selling, general and administrative expense was mainly driven by increased marketing, advertising and event sponsorship of $17 million, Metaverse platform hosting fees of $4 million and capital raising costs of $1 million. The impairment increase of $4 million is primarily due to our intangible assets decrease in expected cashflows and the increase in salaries, wages and benefits of $3 million resulted from increased headcount, related payroll expenses and employee benefits.

Other Income (Expense)

Total other income was $12 million in FY 2024 compared to total other expense of $28 million in FY 2023. The increase in other income of $40 million was primarily due the loss on acquisition of BNC of $55 million, the change in fair value of WTRV investment of $21 million in FY 2023 and a gain on conversion of notes of $1 million in FY 2024, partially offset by the change in fair value of derivative liabilities and derivative income of $23 million, the amortization of discounts of $6 million, gain on conversion and subsequent loss on transfer of WTRV shares, net of $6 million and the loss on redemption of Series A preferred stock of $2 million in FY 2024.

Net Loss from Continuing Operations

Net loss from continuing operations for FY 2024 was $25 million compared to approximately $34 million for FY 2023. The decrease in net loss of $9 million was primarily due to the increase in overall change in other income (expense) of $40 million offset by an increase in operating expenses and cost of revenue of $29 million and $2 million, respectively, in FY 2024.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are revenue generated from operations, levels of accounts receivable and accounts payable and capital expenditure.

Net cash used in operating activities of continuing operations was $38 million for FY 2024 compared to $50 million for FY 2023. The change in cash used in operating activities of continued operations of $12 million was primarily due to a decrease in net loss of $53 million, changes in assets and liabilities of $10 million, increases in depreciation, amortization and impairments of $9 million, a decrease in non-controlling interest income of approximately $4 million and the transfer of WTRV shares increase of $2 million, partially offset by the loss on acquisition of BNC of $55 million and the loss on disposal of WTRV and Pinnacle Frac Transport LLC of $13 million in FY 2023 and the gain on conversion of notes and derivative liabilities of $1 million in FY 2024.

Net cash used in investing activities of continuing operations was $0.4 million for FY 2024 compared to net cash provided by investing activities of $0 for FY 2023. Net cash used in investing activities of continuing operations increase in FY 2024 was due to the simple agreement for future equity investment in MeetKai, Inc. of $0.3 million and purchase of fixed assets of $0.1 million.

Net cash provided by financing activities of continuing operations for FY 2024 was $29 million, which was comprised primarily of proceeds from AAI, the 2023 senior secured convertible notes, the sale of common shares under the ELOC Purchase Agreement and short-term debt. This compared with FY 2023 net cash provided by financing activities of continuing operations of $14 million which comprised primarily of the proceeds from sale of our preferred stock and the issuance of Common Stock under the at-the-market (“ATM”).

As of July 12, 2024, we had $215,727 in cash and cash equivalents. We believe that the current cash on hand is not sufficient to conduct planned operations for one year from the issuance of the consolidated financial statements and needs to raise capital to support its operations.

To date we have financed our operations mainly through advances from AAI and issuances of the 2023 senior secured convertible notes and Common Stock and taking on short-term debt.

Our cash requirements are more than our current cash and working capital resources. Accordingly, we will require additional financing to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us to enable us to sustain our plan of operations or to repay our liabilities.

There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

If we are unable to raise the funds that we require to execute our plan of operation, we intend to scale back our operations commensurately with the funds available to us.

Our financial statements are prepared using accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During FY 2024, we received $17 million from AAI, $5 million from the 2023 senior secured convertible notes, $3 million from the issuance of Common Stock under the ELOC Purchase Agreement and $3 million from short-term debt. We believe that the current cash on hand is not sufficient to conduct planned operations for 12 months from the issuance of the consolidated financial statements and will need to raise capital to support operations. We expect to require substantial additional capital to develop askROI, further develop the Metaverse and open additional GuyCare clinics and launch revenue-generating operations therefrom, and no assurance can be given that we will be able to generate material revenue or raise the necessary capital. We also expect to require additional capital for RiskOn360 and GuyCare to successfully develop and expand these businesses. See “Risk Factors” included in this Report.

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

Pursuant to the SPA, we and certain of our subsidiaries and Arena Investors, LP, as the collateral agent on behalf of the Investors (the “Agent”) entered into a security agreement (the “Security Agreement”), pursuant to which we (i) pledged the equity interests in our subsidiaries and (ii) granted to the Investors a security interest in, among other items, all of our deposit accounts, securities accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds therefrom (the “Assets”). In addition, pursuant to the Security Agreement, the subsidiaries granted to the Investors a security interest in its Assets and, pursuant to a subsidiary guarantee, jointly and severally agreed to guarantee and act as surety for our obligation to repay the Notes and other obligations under the SPA, the Notes and Security Agreement (collectively, the “Loan Agreements”).

The Notes bear no interest (unless an event of default occurs) as they were issued with an original issuance discount of $1,375,000 and the maturity date of the Notes was April 27, 2024. As of April 27, 2024, there was outstanding principal owed on the Notes of $4 million. The Notes are currently in default and accruing interest at the rate of 18% per annum. The Notes are convertible, subject to certain beneficial ownership limitations, into Conversion Shares at a price per share equal to the lower of (i) $3.273 or (ii) the greater of (A) $0.504 and (B) 85% of the lowest volume weighted average price of our Common Stock during the ten (10) trading days prior to the date of conversion (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

Gain on Extinguishment of Senior Secured Convertible Notes

During the year ended March 31, 2024, $2.6 million of the 2023 senior secured convertible notes debt was converted into 5,194,581 shares of Common Stock with a fair value of $1.2 million at the time of conversion. We treated the conversion as an extinguishment of debt and recognized a $1.4 million gain on conversion which was recorded in the consolidated statement of operations, pursuant to Accounting Standards Codification (“ASC”) 470, Debt.

Critical Accounting Policies, Estimates and Assumptions

The critical accounting policies listed below are those we deem most important to our operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, fair value of assets held for sale and assets and liabilities acquired, impaired value of equipment and intangible assets, estimates of discount rates in lease, liabilities to accrue, fair value of derivative liabilities associated with warrants, cost incurred in the satisfaction of performance obligations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards.

Actual results could differ from those estimates.

Revenue Recognition

Our sources of revenues are from online gaming through Metaverse game play service, RiskOn360 global conference and training event offerings, and GuyCare clinical services. Online gaming is currently in the developing stage, and we are expecting revenues generated in the coming years, while RiskOn360 and GuyCare produced minimal revenues during the fiscal year end March 31, 2024. Both businesses for RiskOn360 and GuyCare opened in FY 2024 and therefore, no comparative revenues for FY 2023 are available.

We recognize revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer

●	Step 2: Identify the performance obligations in the contract

●	Step 3: Determine the transaction price

●	Step 4: Allocate the transaction price to the performance obligations in the contract

●	Step 5: Recognize revenue when the company satisfies a performance obligation

Because our revenue agreements have an expected duration of one year or less, we have elected to adopt the practical expedient in ASC 606-10-50-14(a) of not disclosing information about our remaining performance obligations.

Online Gaming Revenue

We recognize online gaming revenue at the net amount, which is the difference between online gross gaming revenue less gaming win payouts and any free bets, free play or other similar incentives to the online players. Sales of any virtual goods are recognized to the best estimate of the life of the (1) virtual goods, (2) the individual gamer (i.e., the period during which the gamer is expected to play the game), and (3) the game itself. There were minimal revenues recognized for online gaming during the year ended March 31, 2024.

RiskOn360 Revenue

RiskOn360 revenue consists of revenue from services provided to attendees of business and coaching conference events. Revenue is generated through contracts whereby a customer agrees to pay a contract price for services we provide at individual conferences we organize and hold.

We recognize revenue when the performance obligations to provide the learning event and related services are satisfied at the point in time when the services and products are received by the customer, which is when the conference is completed, and all obligations have been satisfied. Revenue generated from conferences and training events for the year ended March 31, 2024 was $239,839.

GuyCare Revenue

GuyCare’s revenue is derived from the sale of health care products and services (i.e., clinic visits, diagnosis, medicines and treatments, etc.) to its customers, who are primarily men.

We recognize revenue when we satisfy the performance obligations by performing distinct treatments and health care services to each patient and customer. For certain obligations that are performed over a series of visits, we recognize revenue over time by measuring the progress toward complete satisfaction of each obligation promised to the patient. Revenue recognized for the year ended March 31, 2024 was $28,236.

Fair Value Measurements

ASC 820, Fair Value Measurements (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

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

Derivative Financial Instruments

We do not currently use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all our financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. We generally use a Black-Scholes model, when applicable, to estimate the fair value of the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

Preferred Stock Liabilities

ASC 480-10-25-14 requires liability accounting for certain financial instruments, including shares, that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics: a fixed monetary amount known at inception; variations in something other than the fair value of the issuer’s shares; or variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares.

The number of shares delivered is determined on the basis of (1) the fixed monetary amount determined as the stated value and (2) the current stock price at settlement, so that the aggregate fair value of the shares delivered equals the monetary value of the obligation, which is fixed or predominantly fixed. Accordingly, the holder is not significantly exposed to gains and losses.

Discontinued Operations

We record discontinued operations when the disposal of a separately identified business unit constitutes a strategic shift in our operations, as defined in ASC 205-20, Discontinued Operations.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Gains or losses on disposal of property and equipment are recorded in other income (expense) under continued operations. Repair and maintenance costs are expensed as incurred. Significant improvements or betterments are capitalized and depreciated over the estimated life of the asset. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

Asset Category	Useful Life (in years)
Computers, office equipment & software	3
Medical equipment	7 to 10 years
Furniture and fixtures	5
Vehicles	5
Leasehold improvements	Shorter of the remaining lease or the estimated useful life of the asset

Intangible Assets

We acquired amortizable intangible assets as part of the BNC asset purchase consisting of trade names and developed technology, which have an original useful life of 15 years.

We review intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, we compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. See Note 9 for information regarding impairments recognized in the year ended March 31, 2024.

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires public entities to disclose information about the reportable segments’ significant expenses on an interim and annual basis to enable investors to develop more decision-useful financial analyses. ASU 2023-07is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. Early adoption is permitted. We elected to early adopt ASU 2023-07. See Note 21, “Segment Information” for our process in determining reportable segments and certain financial data of each segment.

We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, cash flows or disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, this section is not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Report following Item 16 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, we have carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report and has determined that our disclosure controls and procedures were not effective due to the material weaknesses as described herein.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of March 31, 2024, our internal control over financial reporting was not effective.

A material weakness is a control deficiency (within the meaning of the PCAOB Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

●	We do not have sufficient resources in our accounting department, which restricts our ability to gather, analyze and properly review information related to financial reporting, including applying complex accounting principles relating to consolidation accounting, related party transactions, fair value estimates and analysis of financial instruments for proper classification in the consolidated financial statements, in a timely manner.

●	Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

Planned Remediation

Management has taken and is taking steps to rectify these weaknesses through (i) hiring qualified accounting, financial reporting and key management personnel with public experience, (ii) engaging external advisors to assist in documenting, designing and implementing internal controls to ensure proper communication of critical information, review and approvals; and (iii) enhancing policies, procedures, and documentation for significant areas of accounting, including each area where a material weakness was identified. Management has an increased focus and commitment in its efforts to remediate the identified material weaknesses.

Additionally, in order to achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Continuing to increase our headcount, with a particular focus on hiring individuals with strong Sarbanes-Oxley and internal control backgrounds;

●	Engaging a third-party specialist to assist management with improving our overall control environment, focusing on change management and access controls; and

●	We will design and implement additional control activities to ensure controls related to fair value estimates (including controls that validate the reasonableness, completeness and accuracy of information, data and assumptions), are properly designed, implemented and documented

The material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in the period covered by this Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Except as detailed above, during the fiscal quarter ended March 31, 2024, there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Trading Plans

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

			Served as a
		Position and Offices	Director and
Name	Age	Held with the Company	Officer Since
Milton C. Ault, III (1)	54	Executive Chairman of the Board	2024
Joseph M. Spaziano (1)	52	Chief Executive Officer	2024
Henry Nisser (1)	55	President, General Counsel and Director	2023
Kayson C. Pulsipher (1)	44	Chief Financial Officer	2024
Douglas Gintz (1)	57	Chief Technology Officer	2024
Robert O. Smith	79	Lead Independent Director	2023
Gary M. Metzger	71	Director	2016
Emily L. Pataki	54	Director	2021
Steve J. Smith	70	Director	2024

(1)	Executive Officer.

Each of the directors named above will serve until the next annual meeting of our stockholders or until his or her respective successor is elected and qualified. Subject to the terms of their applicable employment agreements, our executive officers serve at the discretion of our Board.

Milton C. Ault, III. Mr. Ault has served as Executive Chairman of the Board since April 30, 2024. Between January 29, 2024 and April 30, 2024, Mr. Ault served as our Chief Executive Officer and Chairman of the Board. Mr. Ault currently holds the position of Executive Chairman of AAI, a diversified holding company listed on the NYSE American and Chairman of the Board of Ault Disruptive Technologies Corporation (“ADRT”), a Special Purpose Acquisition Company listed on the NYSE. Since January 2011, Mr. Ault has been the Vice President of Business Development at MCKEA Holdings, LLC, a family office. He has also been the Chairman of Avalanche International Corp. (“AVLP”), a publicly traded Nevada company categorized as a “voluntary filer” (not required to file periodic reports) since September 2014. Since December 2015, Mr. Ault has held the positions of Chairman and Chief Executive Officer at Ault & Company, Inc., a Delaware holding company. Mr. Ault has served as a director of Alzamend Neuro, Inc. (“ALZN”), a biotechnology firm dedicated to researching and finding treatments, prevention methods, and cures for Alzheimer’s Disease since January 2024. Mr. Ault is ALZN’s founder and served as Chairman of the Board and a director from inception in 2016 until its initial public offering in June 2021. In April 2023, Mr. Ault was appointed as the Executive Chairman of the board of directors of the Singing Machine Company, Inc. (“SMC”), a company listed on the Nasdaq Stock Market. Throughout his career, Mr. Ault has provided consulting services to both publicly traded and privately held companies, offering them the benefit of his diverse expertise, spanning from development stage to well-established businesses. With over twenty-seven years of experience, he is a seasoned business professional and entrepreneur with a track record of identifying value in various financial markets, including equities, fixed income, commodities, and real estate.

Joeseph M Spaziano. Mr. Spaziano has served as the Chief Executive Officer since April 30, 2024 and between January 29, 2024 and April 30, 2024, served as the Chief Operating Officer. Mr. Spaziano has been the Chief Information Officer and Chief Technology Officer of AAI since October 2007. Prior to the acquisition of BNC from AAI and ever since, his leadership has been pivotal in transforming our technological framework. His accomplishments include the development of a multi-use data center for Bitcoin mining, and significantly enhancing the IT infrastructure and security protocols. Mr. Spaziano has held multiple certifications from Microsoft and Google, underscoring his deep expertise in the field. Prior to his tenure at AAI, he served honorably in the United States Army and Army Reserve for nine years, a period that ingrained in him a strong sense of discipline and leadership, which has been instrumental in his professional achievements.

Henry Nisser. Mr. Nisser has served as a member of our Board since March 7, 2023, upon which date he also became our President and General Counsel. Mr. Nisser has served as a member of the board of directors of AAI since September 17, 2020 and he was appointed as its Executive Vice President and General Counsel on May 1, 2019. On January 19, 2021, Mr. Nisser resigned as Executive Vice President and was appointed as AAI’s President. Mr. Nisser has served on the board of directors of SMC since April 2023. Mr. Nisser has served as the Executive Vice President and General Counsel of AVLP since May 1, 2019. Mr. Nisser has served as the President, General Counsel and on the board of directors of ADRT since its incorporation in February 2021. Mr. Nisser has served on the board of directors of ALZN since September 1, 2020 and has served as its Executive Vice President and General Counsel since May 1, 2019. From October 31, 2011 through April, 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP (“SRF”), a law firm based in New York City. While with SRF, his practice was concentrated in national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser also represented clients’ special committees established to evaluate M&A transactions and advised such committees’ members with respect to their fiduciary duties. Mr. Nisser is fluent in French and Swedish as well as conversant in Italian. Mr. Nisser received his B.A. from Connecticut College in 1992, where he majored in International Relations and Economics. He received his LLB from the University of Buckingham School of Law in 1999.

Kayson C Pulsipher. Mr. Pulsipher has served as the Chief Financial Officer since January 29, 2024. Prior to his appointment as the Chief Financial Officer, Mr. Pulsipher served as our Director of Reporting and Technical Accounting since August 17, 2023, as well as our Senior Vice President of Finance since December 19, 2023. Mr. Pulsipher served as AAI’s Director of Reporting and Technical Accounting since October 10, 2022, a position from which he resigned upon being made our Chief Financial Officer. Prior to joining AAI, Mr. Pulsipher served as the interim Controller as an outside contractor from January 2022 until September 2022 for both Office Depot, a subsidiary of The ODP Corporation, a Nasdaq listed company (ODP) and Porch, also a Nasdaq listed company (PRCH). Prior thereto, he had financial leadership accounting and SEC reporting roles with increasing responsibilities at Light & Wonder a Nasdaq listed company (LNW), formerly known as Scientific Games, from March 2019 to December 2021. Mr. Pulsipher began his professional accounting career in the construction field and ultimately as that company’s controller before entering the public accounting profession in 2013 at RSM, formerly known as McGladrey & Pullen, LLP and held several positions at Deloitte & Touche, LLP where he was eventually promoted to Audit Manager. Mr. Pulsipher’s industry experience is vast, with extensive experience in fast-growth environments, building teams and having been engaged with multiple types of financing transactions, including IPOs, convertible debt, term loans, acquisitions and lines of credit. Mr. Pulsipher holds a Master of Science degree in Accounting and has been a licensed Certified Public Accountant since 2015 and has an active license in the state of Nevada.

Douglas Gintz. Mr. Gintz has served as the Chief Technology Officer since January 29, 2024. Mr. Gintz been the Chief Technology Officer of TurnOnGreen, Inc. (“TOG”), since September of 2022 and served as the Chief Technology Officer for one of its subsidiaries between February 2021 and September 2022. He joined TOG’s board of directors in September 2022. Mr. Gintz’s is responsible for driving strategic software initiatives and delivering key technologies essential to the market penetration of our EV charging solutions business. Mr. Gintz also currently serves as the Chief Technology Officer and Director of Global Technology Implementation at AAI since February 2021. Mr. Gintz’s previous leadership roles include Chief Executive Officer of Pacific Coders, LLC from August 2002 to January 2022, and Chief Technology Officer of Endocanna Health, Inc. from January 2019 to January 2021. Mr. Gintz served at Targeted Medical Pharma, Inc., a publicly traded microcap, as Chief Marketing Officer and Technology Officer, from January 2018 to December 2019, and Chief Technology Officer and Chief Information Officer from January 2012 to May 2016. Mr. Gintz has over 30 years of hands-on experience bringing products to market. Specializing in emerging technologies, Mr. Gintz has developed manufacturing compliance systems, DNA reporting engines, medical billing software, e-commerce applications, and retail software for companies ranging from startups to multinational corporations.

Robert O. Smith. Mr. Smith is currently a C-level executive consultant working with Bay Area high-tech firms on various strategic initiatives in all aspects of their business. Mr. Smith currently serves on the board of directors of AAI, ADRT since its incorporation in February 2021, and Gresham Worldwide, Inc., an OTCQB quoted company that provides purpose-built electronic technology solutions for defense and other mission critical applications. From 2004 to 2007, he served on the board of directors of Castelle Corporation. From 1990 to 2002, he was AAI’s President, Chief Executive Officer and Chairman of its board of directors. From 1980 to 1990, he held several management positions with Computer Products, Inc., the most recent being President of their Compower/Boschert Division. From 1970 to 1980, he held managerial accounting positions with Ametek/Lamb Electric and with the JM Smucker Company. Mr. Smith received his BBA degree in Accounting from Ohio University.

Gary M. Metzger. Mr. Metzger has served on the Board since March 24, 2016 and served on the board of directors of Ecoark, Inc. from 2013 until its reverse merger with Magnolia Solar Corporation in March 2016. Mr. Metzger has 40 years of product development, strategic planning, management, business development and operational expertise. He served as an executive at Amco International, Inc. and Amco Plastics Materials, Inc. (“Amco”), where in 1986 he was named President and served in such role for 24 years until Amco was sold to global resin distribution company, Ravago Americas, in December 2011, where he remains a product developer and product manager. Mr. Metzger was also a co-owner of Amco. In addition to his leadership functions, Mr. Metzger spearheaded research and development for recycled polymers, new alloy and bio-based polymer development, and introduced fragrance into polymer applications. He also developed encrypted item level bar code identification technology, anti-counterfeiting technologies and antimicrobial technologies.

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

Steve J. Smith. Mr. Smith has been serving on the Board since January 29, 2024. Mr. Smith is a seasoned business leader recognized for pioneering computer numerical control (“CNC”) programming, co-founding and scaling multiple companies, and steering operational and financial excellence, having operated in this space for more than 35 years. Mr. Smith’s leadership has been instrumental in driving growth, optimizing operations, and ensuring the delivery of high-quality, competitively priced products. From 1994 to the present, Mr. Smith has acted as a CNC consultant for a number of entities, including JBL Speakers, Pioneer Electronics, Steelcase Manufacturing, Olhausen Billiards, World of Leisure Pool Tables, Rickenbacker Guitars and Fender Musical Instruments, Inc. Mr. Smith has served on the board of directors of ADRT since June 2024. Mr. Smith received his Bachelor of Science in Business Administration from Point Loma Nazarene University in 1977.

Family Relationships

There are no family relationships among any of the directors or executive officers.

Corporate Governance

Director Independence

Our Board, in the exercise of its reasonable business judgment, has determined that each of our four non-employee directors qualifies as an independent director pursuant to Rule 5605(a)(2) of Nasdaq Listing Rules and applicable SEC rules and regulations.

Our Board has also determined that Mr. Gary Metzger, Mr. Steve Smith, Mr. Robert O. Smith and Ms. Emily L. Pataki meet the independence requirements under Rule 5605(c)(2) of the Nasdaq Listing Rules and the heightened independence requirements for Audit Committee members under Rule 10A-3 of the Securities Exchange Act of 1934. Also, our Board has determined that Messrs. Metzger, Steve Smith, Robert O. Smith and Ms. Pataki are independent under Rule 5605(a) of the Nasdaq Listing Rules independence standards for Compensation Committee members.

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

Each of our Audit, Compensation, and Nominating Committees has a written charter. Each of these committee charters is available through the “Investor Relations” section on our website, which can be found at www.riskonint.com. The information on, or that can be accessed through, our website is not incorporated into this Report.

Audit Committee

Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. The Audit Committee reviews our financial reporting process on behalf of the Board and administers our engagement of the independent registered public accounting firm. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of its examinations, the evaluations of our internal controls, and the overall quality of our financial reporting. The Audit Committee also has responsibility for approving related party transactions.

Audit Committee Financial Expert

Our Board has determined that Mr. Robert O. Smith is qualified as an Audit Committee Financial Expert, as that term is defined under the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Nominating Committee

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

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers and other compensation matters, including the periodic review of our compensation strategy in consultation with the chief executive officer and its effect on the achievement of our goals. Additionally, the Compensation Committee is responsible for administering our executive and equity compensation plans, subject to the Board’s authority to also appoint other committees to administer awards made to non-executive officers.

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

Directors, officers, and other employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics. The full text of the Code of Ethics is available on our website at https://www.riskonint.com/investor-relations/. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our Code of Ethics by posting such amendment or waiver on our website.

Hedging

Under our Insider Trading Policy, all officers, directors and employees are prohibited from engaging in hedging transactions.

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;*

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

●	or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

* Please see the press release issued by AAI on August 15, 2023.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the fiscal years ended March 31, 2024 and 2023. Because we are a smaller reporting company, we only have to report information of our principal executive officer and our two other most highly compensated executive officers.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)(4)	Total ($)
Randy S. May(1)	2024	244,952	-	-	-	244,952
Chief Executive Officer and Chairman of the Board	2023	400,000	-	-	-	400,000
Milton C. Ault, III	2024	-	-	-	43,692	43,692
Chief Executive Officer(2)	2023	-	-	-	-	-
Jay Puchir	2024	170,720	-	-	-	170,720
Chief Financial Officer(3)	2023	270,000	-	-	-	270,000
Kayson C Pulsipher	2024	57,692	50,000	-	15,858	123,550
Chief Financial Officer	2023	-	-	-	-	-

(1)	Mr. May was our Chairman of the Board and Chief Executive Officer until January 29, 2024.
(2)	Mr. Ault was our Chief Executive Officer from January 29, 2024 until April 30, 2024.
(3)	Mr. Puchir served as our Chief Financial Officer from April 12, 2022 until January 29, 2024.
(4)	The amounts in “All Other Compensation” consist of 401(k) matching amounts, vehicle allowance, health insurance benefits and/or long-term and short-term disability insurance benefits.

Employment Agreements

Kayson C. Pulsipher

Mr. Pulsipher entered into a three-year employment agreement with ROI which expires in January 2027. He receives an annual base salary of $250,000. Under his Employment Agreement, Mr. Pulsipher also receives an annual bonus of $50,000 and is eligible to receive an annual bonus of up to 300% of his annual base salary based on performance criteria established by the Board.

Pursuant to Mr. Pulsipher’s Employment Agreement, in the event of termination by us without “cause,” or resignation for “good reason,” Mr. Pulsipher is entitled to receive an amount of base salary for six months and a prorated Bonus amount equal to the estimated Annual Bonus generated during the fraction of the year that the Executive was employed as of the termination date.

Generally, “cause” is defined as; (i) the willful and continued failure of the Executive to perform substantially all his duties and responsibilities for us; (ii) the conviction of, or plea of guilty or nolo contendere to, a felony; (iii) fraud, dishonesty or gross misconduct which is materially and demonstratively injurious to us.

Generally, “good reason” is defined as; (i) the assignment, without the Executive’s consent, to the Executive of duties that are significantly different from the current duties assumed on the effective date of the employment agreement; (ii) the assignment, without the Executive’s consent, to the Executive of a title that is different from and subordinate to the title Chief Financial Officer of our company and/or functionally equivalent to a subordinate role at our company; (iii) a material breach of the terms of the employment agreement by us.

Outstanding Equity Awards at Fiscal Year End

The following table presents information concerning equity awards held by our named executive officers as of March 31, 2024:

	Number of Securities Underlying	Number of Securities Underlying	Option Awards
Name	Unexercised Options (#) Exercisable	Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Randy S. May	1,667	—	$136.50	04/29/2024
Jay Puchir	1,333	—	$94.50	04/29/2024
	1,667	—	$78.00	04/29/2024

Director Compensation Table

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Non-employee directors receive quarterly cash payments of $12,500 and RSU grants with a value of $12,500 based on the closing price of our Common Stock on each applicable grant date. Additional cash and RSU grants are granted for serving the chair of a Board committee.

The following table sets forth the compensation earned by our non-employee directors for service during the fiscal year ended March 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)

Gary Metzger	$60,000	50,000	--	$110,000
Steven K. Nelson(2)	$35,000	25,000	--	$60,000
Emily L. Pataki	$60,000	50,000	--	$110,000
Robert O. Smith(3)	$32,725	23,375	--	$56,100
Steve Smith(4)	$9,900	8,250	--	$18,150

(1)	Amounts reported represent the aggregate grant date fair value of awards granted, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by each director. We accrued equity awards issuable to our independent directors in FY 2024 and FY 2023 but did not issue any awards during the year.
(2)	Steven K. Nelson resigned as a director effective September 30, 2023.
(3)	Robert O. Smith was appointed to the Board on October 13, 2023 and serves as lead independent director and Chairman of the Audit Committee.
(4)	Steve Smith was appointed to the Board on January 29, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as otherwise indicated below, the following table sets forth certain information regarding beneficial ownership of our Common Stock as of July 12, 2024 by (1) each of our current directors; (2) each of the executive officers; (3) each person known to us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock based upon Schedules 13G or 13D filed with the SEC; and (4) all of our directors and executive officers as a group. As of July 12, 2024, there were 32,666,241 shares of our Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days of July 12, 2024 are deemed to be outstanding and to be beneficially owned by the person or group holding such options or warrants for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. Unless otherwise indicated by footnote, to our knowledge, the persons named in the table have sole voting and sole investment power with respect to all Common Stock shown as beneficially owned by them, subject to applicable community property laws.

The following table sets forth the number of shares of our Common Stock beneficially owned as of July 12, 2024 by (i) those persons known by us to be owners of more than 5% of our outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer (as such term is defined in Item 402(m)(2) of Regulation S-K under the Exchange Act), and (iv) our current executive officers and directors as a group. Unless otherwise specified in the notes to the below table, the address for each person is: RiskOn International, Inc., 11411 Southern Highlands Parkway Suite 240, Las Vegas, NV 89141, Attention: Corporate Secretary.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent of Class Beneficially Owned

Milton C. Ault, III	877,521,192	(2)	96.51%
Joseph M. Spaziano	1,715,656	(3)	4.99%
Henry Nisser	1,715,656	(4)	4.99%
Kayson C. Pulsipher	756,340	(5)	2.26%
Douglas Gintz	1,715,656	(6)	4.99%
Robert O. Smith	432,194	(7)	1.31%
Gary M. Metzger	36,281	(8)	*
Emily L. Pataki	667	(9)	*
Steve J. Smith	0		0%
All directors and all executive officers as a group (9 persons)	883,893,462		96.54%
Ault Alliance, Inc.	877,472,192	(10)	96.50%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o RiskOn International, Inc., 11411 Southern Heights Pkwy, Suite 240, Las Vegas, NV 89141.

(2)	Represents (i) 7,000 shares held by Mr. Ault, (ii) 42,000 shares of Common Stock held by Ault & Company, Inc., (iii) 746,618,551 shares of Common Stock issuable upon the conversion of outstanding shares of Series B Preferred held by AAI, (iv) 129,977,166 shares of Common Stock issuable upon the conversion of outstanding shares of Series D Preferred held by AAI, and (v) 876,475 shares of Common Stock held by Ault Lending. Excludes (A) 28,092,737 shares of Common Stock issuable upon the conversion of outstanding shares of Series A Preferred held by Mr. Ault and (B) 1,014,444 shares of Common Stock issuable upon the conversion of outstanding shares of Series A Preferred held by Ault Lending due to a 4.99% beneficial ownership blocker limitation provision contained within the Certificate of Designation of Rights, Preference and Limitations of the Series A Preferred (the “Series A COD”) and the Certificate of Designation of Rights, Preference and Limitations of the Series C Preferred (the “Series C COD”).

(3)	Represents shares of Common Stock issuable upon the conversion of outstanding shares of Series C Preferred held by Mr. Spaziano. Excludes an additional 3,686,797 shares of Common Stock issuable upon the conversion of additional shares of Series C Preferred held by Mr. Spaziano due to a 4.99% beneficial ownership blocker limitation provision contained within the Series C COD.

(4)	The address is 122 East 42nd Street, 50th Floor, Suite 5000, New York, NY 10168. Represents shares of Common Stock issuable upon the conversion of outstanding shares of Series C Preferred held by Mr. Nisser. Excludes an additional 11,250,223 shares of Common Stock issuable upon the conversion of additional shares of Series C Preferred held by Mr. Nisser due to a 4.99% beneficial ownership blocker limitation provision contained within the Series C COD.

(5)	Represents shares of Common Stock issuable upon the conversion of outstanding shares of Series C Preferred held by Mr. Pulsipher.

(6)	Represents shares of Common Stock issuable upon the conversion of outstanding shares of Series C Preferred held by Mr. Gintz. Excludes an additional 5,857,777 shares of Common Stock issuable upon the conversion of additional shares of Series C Preferred held by Mr. Gintz due to a 4.99% beneficial ownership blocker limitation provision contained within the Series C COD.

(7)	Represents shares of Common Stock issuable upon the conversion of outstanding shares of Series C Preferred held by Mr. Smith.

(8)	Includes 6,667 shares held by Gary Metzger Irrevocable Trust and 4,023 vested stock options.

(9)	Represents 667 shares held by Theodore R. Pataki & Emily Lederer Pataki JT TEN.

(10)	The address is 11411 Southern Highlands Parkway, Suite 240, Las Vegas, NV 89141. Represents (i) 746,618,551 shares of Common Stock issuable upon the conversion of outstanding shares of Series B Preferred held by AAI, (ii) 129,977,166 shares of Common Stock issuable upon the conversion of outstanding shares of Series D Preferred held by AAI, and (iii) 876,475 shares of Common Stock held by Ault Lending. Excludes 1,014,444 shares of Common Stock issuable upon the conversion of outstanding shares of Series A Preferred held by Ault Lending due to a 4.99% beneficial ownership blocker limitation provision contained within the Series C COD.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of March 31, 2024.

			Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	12,449	$229.50	4,896
Equity compensation plans not approved by shareholders (1)	28,471	$164.10	-
Total	40,920	$184.00	477,447

(1)	Represents non-qualified stock options not granted under any existing equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the acquisition of BNC, we assumed $4.4 million in advances to the AAI. In the period March 6, 2023 through March 31, 2023, an additional $1.4 million was advanced by AAI and $5.8 million remained outstanding at March 31, 2023. In 2024, we were advanced $17.5 million, of which $15.1 million was converted to Series D preferred stock (see Note 14 – Preferred Stock) and $8.2 million remained outstanding as of March 31, 2024.

Director Independence

The following table identifies the independent and non-independent Board nominees and Committee members:

Name	Independent	Audit	Compensation	Corporate Governance & Nominating
Milton C. Ault, III	No
Henry Nisser	No
Robert O. Smith	Yes	Chair
Emily L. Pataki	Yes		x	Chair
Gary M. Metzger	Yes	x	Chair	x
Steve J. Smith	Yes	x

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid to RBSM for the fiscal years ended March 31, 2024 and 2023.

	Year Ended March 31, 2024 ($)	Year Ended March 31, 2023 ($)(1)
Audit Fees	$445,000	$390,000
Audit Related Fees	—	—
Tax Fees(2)	53,270	50,000
All Other Fees	—	—
Total	$498,270	$440,000

(1)	Audit fees consist of fees incurred in connection with the audit of our annual financial statements and the review of the interim financial statements included in our quarterly reports filed with the SEC. Audit fees also relate to the audit and review of ROII’s financial statements contained in registration statements, and for the year ended March 31, 2023 included a total of $60,000 in fees for Agora’s registration statement in connection with its initial public offering in 2022 and $50,000 for a S-3 registration statement in 2023, and $60,000 each for audits related to WTRV and Banner Midstream Corp. related to their reverse merger transactions.
(2)	Tax fees consist of fees incurred in connection with tax compliance, tax advice and tax planning.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Company and Trend Holdings, dated May 31, 2019. Incorporated by reference to the Current Report on Form 8-K filed on June 6, 2019 as Exhibit 2.1 thereto.
2.2	Stock Purchase and Sale Agreement, dated March 27, 2020, by and between the Company and Banner Energy Services Corp. Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2020 as Exhibit 10.1 thereto.
2.3+	Asset Purchase Agreement by and among the Company, White River E&P LLC, Rabb Resources, Ltd. and Claude Rabb, dated August 14, 2020. Incorporated by reference to the Current Report on Form 8-K filed on August 20, 2020 as Exhibit 2.1 thereto.
2.4+	Share Exchange Agreement dated August 23, 2022, by and among Enviro Technologies U.S., Inc., Banner Midstream Corp. and Ecoark Holdings, Inc. Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2022 as Exhibit 2.1 thereto.
3.1	Articles of Incorporation, dated November 20, 2007, as amended. Incorporated by reference to the Current Report on Form 10-Q filed on February 12, 2021 as Exhibit 3.1 thereto.
3.2	Amended and Restated Bylaws effective as of April 24, 2017. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2017 as Exhibit 3.1 thereto.
3.3	Certificate of Amendment to Articles of Incorporation dated October 8, 2021. Incorporated by reference to the Current Report on Form 8-K filed on October 12, 2021 as Exhibit 3.1 thereto.
3.4	Certificate of Amendment of Articles of Incorporation, as amended, effective October 16, 2023. Incorporated by reference to the Current Report on Form 8-K filed on October 17, 2023 as Exhibit 3.1 thereto.
3.5	Certificate of Amendment to Articles of Incorporation effective November 1, 2023. Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2023 as Exhibit 3.1 thereto.
3.6	First Amendment to Amended and Restated Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on August 30, 2021 as Exhibit 3.1 thereto.
3.7	Second Amendment to Amended and Restated Bylaws. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2022 as Exhibit 3.2 thereto.
3.8	Form of Certificate of Designations of Rights, Preferences and Limitations of Series B Convertible Preferred Stock, dated March 6, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.1 thereto.
3.9	Form of Certificate of Designations of Rights, Preferences and Limitations of Series C Convertible Preferred Stock, dated March 6, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.2 thereto.
3.10	Form of Certificate of Amendment to the Form of Certificate of Designations of Rights, Preferences and Limitations of Series B Convertible Preferred Stock, dated March 7, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.3 thereto.
3.11	Form of Certificate of Amendment to the Form of Certificate of Designations of Rights, Preferences and Limitations of Series C Convertible Preferred Stock, dated March 7, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 4.4 thereto.
3.12	Articles of Merger, dated March 17, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 21, 2023 as Exhibit 3.1 thereto.
3.13	Certificate of Change, dated May 4, 2023. Incorporated by reference to the Current Report on Form 8-K filed on May 10, 2023 as Exhibit 3.1 thereto.
3.14

Amended and Restated Certificate of Designation of Rights, Preferences and Limitations of Series A Convertible Redeemable Preferred Stock, dated May 9, 2023. Incorporated by reference to the Current Report on Form 8-K filed on May 10, 2023 as Exhibit 3.2 thereto.

3.15	Certificate of Amendment to the Certificate of Designation of Rights, Preferences and Limitations of Series B Convertible Preferred Stock, dated September 28, 2023. Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2023 as Exhibit 3.1 thereto.
3.16	Certificate of Amendment to the Certificate of Designation of Rights, Preferences and Limitations of Series C Convertible Preferred Stock, dated September 28, 2023. Incorporated by reference to the Current Report on Form 8-K filed on September 29, 2023 as Exhibit 3.2 thereto.
3.17	Form of Certificate of Designations of Rights, Preferences and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on November 15, 2023 as Exhibit 4.1 thereto.

3.18	Form of Certificate of Designations of the Rights, Preferences and Limitations of the Series E Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on February 22, 2024 as Exhibit 3.1 thereto.
3.19	Certificate of Amendment to the Certificate of Designation of Rights, Preferences and Limitations of Series B Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on June 13, 2024 as Exhibit 3.1 thereto.
3.20	Certificate of Amendment to the Certificate of Designation of Rights, Preferences and Limitations of Series C Convertible Preferred Stock. Incorporated by reference to the Current Report on Form 8-K filed on June 13, 2024 as Exhibit 3.2 thereto.
4.1	Form of Placement Agent Warrant, dated August 6, 2021. Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2021 as Exhibit 4.2 thereto.
4.2	Form of Warrant. Incorporated by reference to the Current Report on Form 8-K filed on August 5, 2021 as Exhibit 4.1 thereto.
4.3	Form of Warrant, dated June 8, 2022. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2022 as Exhibit 10.2 thereto.
4.4	Form of Amended and Restated Warrant, dated June 8, 2022. Incorporated by reference to the Current Report on Form 8-K filed on July 15, 2022 as Exhibit 10.1 thereto.
4.5	Form of Note, dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 4.1 thereto.
4.6	Form of Warrant, dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 4.2 thereto.
4.7**	Description of Capital Stock.
10.1*	Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan, effective June 13, 2017. Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 14, 2017 as Exhibit 99.1 thereto.
10.2*	Form of Stock Option Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan. 2021 Stock Incentive Plan. Incorporated by reference to the Current Report on Form 8-K filed on June 20, 2017 as Exhibit 10.2 thereto.
10.3*	Form of Restricted Stock Award Agreement under the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to the Current Report on Form 8-K filed on June 20, 2017 as Exhibit 10.3 thereto.
10.4*	Amendment to the Ecoark Holdings, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A filed on August 26, 2021 as Appendix B thereto.
10.5+	Form of Amendment to Share Exchange Agreement dated March 6, 2023. Incorporated by reference to the Current Report on Form 8-K filed on March 10, 2023 as Exhibit 10.1 thereto.
10.6+	Form of Registration Rights Agreement dated February 8, 2023. Incorporated by reference to the Current Report on Form 8-K filed on February 14, 2023 as Exhibit 10.4 thereto.
10.7	Letter Agreement dated April 4, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 6, 2023 as Exhibit 10.1 thereto.
10.8	Form of Securities Purchase Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.1 thereto.
10.9	Form of Registration Rights Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.3 thereto.
10.10	Form of Guaranty dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.4 thereto.
10.11	Form of Subsidiary Guaranty dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.5 thereto.
10.12	Form of Voting Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.6 thereto.
10.13	Form of Lockup Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.7 thereto.
10.14	Form of Security Agreement dated April 27, 2023. Incorporated by reference to the Current Report on Form 8-K filed on April 28, 2023 as Exhibit 10.2 thereto.
10.15+	Purchase Agreement, dated as of June 5, 2023, between BitNile Metaverse, Inc. and Arena Business Results, LLC. Incorporated by reference to the Current Report on Form 8-K filed on June 9, 2023 as Exhibit 10.1 thereto.
10.16	Stock Purchase Agreement dated as of August 28, 2023, between Zest Labs, Inc. and Zest Labs Holdings, LLC. Incorporated by reference to the Current Report on Form 8-K filed on September 1, 2023 as Exhibit 10.1 thereto.
10.17	Amendment No. 1 to the Purchase Agreement, dated as of October 18, 2023, by and between the Company and Arena Business Solutions Global SPC II, LTD., on behalf of and for the account of Segregated Portfolio #3 – SPC #3. Incorporated by reference to the Current Report on Form 8-K filed on October 20, 2023 as Exhibit 10.1 thereto.

10.18	Securities Purchase Agreement, dated as of November 14, 2023, by and between RiskOn International, Inc. and Ault Alliance, Inc. Incorporated by reference to the Current Report on Form 8-K filed on November 15, 2023 as Exhibit 10.1 thereto.
10.19*	Employment Agreement dated January 28 and effective January 29, 2024 entered into by and between the Company and Kayson Pulsipher. Incorporated by reference to the Current Report on Form 8-K filed on January 29, 2024 as Exhibit 10.1 thereto.
10.20	Amendment and Exchange Agreement, dated as of February 21, 2024. Incorporated by reference to the Current Report on Form 8-K filed on February 22, 2024 as Exhibit 10.1 thereto.
10.21	Form of Master Services Agreement, dated as of July 12, 2024, by and between RiskOn International, Inc. and MeetKai, Inc. Incorporated by reference to the Current Report on Form 8-K filed on July 15, 2024 as Exhibit 10.1 thereto.
10.22	Form of Statement of Work #1 to the Master Services Agreement, dated as of July 12, 2024, by and between RiskOn International, Inc. and MeetKai, Inc. Incorporated by reference to the Current Report on Form 8-K filed on July 15, 2024 as Exhibit 10.2 thereto.
10.23	Form of Development Agreement, dated as of July 12, 2024, by and between RiskOn International, Inc. and MeetKai, Inc. Incorporated by reference to the Current Report on Form 8-K filed on July 15, 2024 as Exhibit 10.3 thereto.
10.24	Form of Statement of Work #1 to the Development Agreement, dated as of July 12, 2024, by and between RiskOn International, Inc. and MeetKai, Inc. Incorporated by reference to the Current Report on Form 8-K filed on July 15, 2024 as Exhibit 10.4 thereto.
10.25	Form of Letter Agreement, dated as of July 12, 2024, by and between RiskOn International, Inc. and MeetKai, Inc. Incorporated by reference to the Current Report on Form 8-K filed on July 15, 2024 as Exhibit 10.5 thereto.
14.1	Code of Ethics. Incorporated by reference to the Current Report on Form 8-K filed on February 3, 2021 as Exhibit 14.1 thereto.
21.1**	List of Subsidiaries.
31.1**	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS**	Inline XBRL Instance Document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
+	Certain information in this document has been excluded pursuant to Regulation S-K, Item 601(b)(10). Such excluded information is not material and is the type that the registrant treats as private or confidential. A copy of omitted information will be furnished to the Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 15, 2024

RISKON INTERNATIONL, INC.

By:	/s/ Joseph M Spaziano
Joseph M Spaziano
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kayson Pulsipher
Kayson Pulsipher
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

July 15, 2024	/s/ Milton C. Ault, III
Milton C. Ault, III, Executive Chairman

July 15, 2024	/s/ Henry Nisser
Henry Nisser, President, General Counsel and Director

July 15, 2024	/s/ Robert O. Smith
Robert O. Smith, Director

July 15, 2024	/s/ Gary Metzger
Gary Metzger, Director

July 15, 2024	/s/ Emily Pataki
Emily Pataki, Director

July 15, 2024	/s/ Steve Smith
Steve Smith, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

RiskOn International, Inc. and subsidiaries (formerly BitNile Metaverse, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RiskOn International, Inc. and subsidiaries (formerly BitNile Metaverse, Inc.) (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s Ability to Continue as a Going Concern

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.

F-1

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

PCAOB ID 587

New York, New York

July 15, 2024

RISKON INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2024 AND 2023

	MARCH 31,	MARCH 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,410	$65,838
Accounts receivable	7,738	-
Investment - White River Energy Corp. (“WTRV”)	7,219,765	9,224,785
Prepaid expenses and other current assets	551,858	1,200,157
Assets in bankruptcy	-	21,911
Current assets of discontinued operations held-for-sale	-	1,302,709
TOTAL CURRENT ASSETS	7,805,771	11,815,400

Property and equipment, net	263,682	323,816
Intangible assets, net	1,971,406	6,204,339
Right-of-use assets, operating leases	247,261	-
Other non-current assets	256,000	-
Non-current assets in bankruptcy	124,973	4,447,891
Non-current assets of discontinued operations held-for-sale	-	984,071
TOTAL ASSETS	$10,669,093	$23,775,517

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,652,719	$3,503,179
Accrued liabilities	7,304,229	1,101,447
Dividends payable	1,318,345	-
Warrant derivative liabilities	15,896	6,264
Preferred stock derivative liabilities	-	19,855,962
Current portion of long-term debt	3,119,254	311,542
Advances – Ault Alliance, Inc. (“AAI”), former parent of Bitnile.com, Inc. (“BNC”)	8,213,107	5,782,643
Liabilities in bankruptcy	3,259,928	3,061,430
Current portion of convertible note payable	3,874,762	-
Current portion of lease liability - operating leases	42,461	-
Current liabilities of discontinued operations held-for-sale	2,884,070	3,947,458
TOTAL CURRENT LIABILITIES	35,684,771	37,569,925

LONG TERM LIABILITIES
Operating lease liability, non-current	199,752	-
Long-term debt, net of current portion	126,055	149,716
Non-current liabilities of discontinued operations held-for-sale	-	-
TOTAL LIABILITIES	36,010,578	37,719,641

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 5,000,000 shares authorized; Series A Preferred stock, 703 and 882 shares issued and outstanding as of March 31, 2024 and 2023, respectively	-	-
Series B Preferred stock, 8,994.5 and 8,637.5 shares issued and outstanding as of March 31, 2024 and 2023, respectively	-	-
Series C Preferred stock, 1,418.8 and 1,362.5 shares issued and outstanding as of March 31, 2024 and 2023, respectively	-	-
Series D Preferred stock, 611.2 and 0 shares issued and outstanding as of March 31, 2024 and 2023, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 32,634,808 and 1,383,832 shares issued and outstanding as of March 31, 2024 and 2023, respectively	32,635	1,384
Additional paid-in capital	227,562,986	199,062,577
Accumulated deficit	(247,258,233)	(208,677,438)
Total shareholders’ deficit before non-controlling interest	(19,662,612)	(9,613,477)
Non-controlling interest	(5,678,873)	(4,330,647)
TOTAL SHAREHOLDERS’ DEFICIT	(25,341,485)	(13,944,124)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$10,669,093	$23,775,517

The accompanying notes are an integral part of these consolidated financial statements.

 RISKON INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

	MARCH 31,
	2024	2023
RiskOn360, Inc. (“RiskOn360”) revenue	$239,839	$-
BNC and service revenue	64,350	-
GuyCare, Inc. (“GuyCare”) revenue	28,236	-
Cost of revenues	2,174,054	-
Gross loss	(1,841,629)	-

Operating expenses
Salaries, wages and benefits	3,764,139	1,263,537
Professional and consulting fees	1,161,218	1,033,663
Selling, general and administration	26,143,265	4,049,317
Depreciation, amortization and impairment	4,403,472	41,035
Total operating expenses	35,472,094	6,387,552
Operating loss	(37,313,723)	(6,387,552)
Other income (expense)
Change in fair value of derivative liabilities	24,623,202	32,924,126
Change in fair value of investment in WTRV	-	(20,775,215)
Derivative income	-	14,365,276
Loss on conversion of derivative liability to common stock in conversion of preferred stock	-	(3,923)
Gain on conversion of notes and derivative liability	1,436,333	-
Loss on redemption of Series A preferred stock	(1,938,586)	-
Gain on conversion of WTRV shares	1,420,561	-
Loss on acquisition of BNC	-	(54,484,279)
Loss on disposal of fixed assets	(2,394)	-
Amortization of discounts	(5,979,889)	-
Settlement of claim	(7,637,603)	-
Interest income (expense), net of interest income	62,792	(90,896)
Total other income (expense)	11,984,416	(28,064,911)
Loss from continuing operations before discontinued operations	(25,329,307)	(34,452,463)
Discontinued operations
Loss from discontinued operations	(9,846,445)	(41,085,745)
Gain (loss) on disposal of discontinued operations	683,152	(11,823,395)
Total loss from discontinued operations	(9,163,293)	(52,909,140)
Net loss	(34,492,600)	(87,361,603)
Less: Net loss attributable to non-controlling interest	1,348,226	5,734,800

Net loss to controlling interest	$(33,144,374)	$(81,626,803)
Less: Preferred stock dividends	5,436,421	484,213
Net loss to controlling interest of common shareholders	$(38,580,795)	$(82,111,016)

Net loss per share – basic and diluted
Net loss from continued operations attributable to common shareholders, net of preferred stock dividends	$(2.83)	$(30.22)
Net loss from discontinued operations	(0.88)	(53.99)
Net loss per share	$(3.71)	$(84.21)
Weighted average common shares–basic and diluted	10,398,717	975,063

The accompanying notes are an integral part of these consolidated financial statements.

 RISKON INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

	Common Stock		Additional Paid-In	Accumulated	Treasury	Non-controlling
	Shares	Amount	Capital	Deficit	Stock	Interest	Total
Balance, March 31, 2022	878,803	$879	$183,271,546	$(158,868,204)	$(1,670,575)	$(599,058)	$22,134,588
Shares issued for commitment for preferred stock offering, net of expenses	3,429	3	193,413	-	-	-	193,416
Shares issued for cash under at-the-market (“ATM”), net of fees	344,050	344	1,715,095	-	-	-	1,715,439
Shares issued in conversion of preferred stock to common stock	80,555	81	3,182,312	-	-	-	3,182,393
Shares issued in settlement	14,430	14	(625,589)	-	1,670,575	-	1,045,000
Shares issued for preferred stock dividends	58,073	58	505,299	-	-	-	505,357
Shares issued by Agora Digital Holdings, Inc. (“Agora”) for services rendered, net of amounts prepaid	-	-	9,631,406	-	-	-	9,631,406
Shares issued for vested restricted stock units	4,492	5	(5)	-	-	-	-
Share-based compensation	-	-	1,189,100	-	-	-	1,189,100
Disposal of subsidiaries in reverse merger transactions	-	-	-	32,301,782	-	2,003,211	34,304,993
Net loss	-	-	-	(81,626,803)	-	(5,734,800)	(87,361,603)
Preferred stock dividends	-	-	-	(484,213)	-	-	(484,213)

Balance, March 31, 2023	1,383,832	$1,384	$199,062,577	$(208,677,438)	$-	$(4,330,647)	$(13,944,124)

Shares issued for cash under ATM, net of fees	935,452	935	1,779,505	-	-	-	1,780,440
Shares issued for preferred stock dividends	120,943	120	1,463,485	(5,436,421)	-	-	(3,972,816)
Shares issued by Agora for services rendered	-	-	2,351,516	-	-	-	2,351,516
Share-based compensation	-	-	258,655	-	-	-	258,655
Shares issued under the equity line of credit (“ELOC”) agreement	20,538,845	20,539	2,986,458	-	-	-	3,006,997
Shares issued for commitment to ELOC offering	4,461,155	4,462	(4,462)	-	-	-	-
Shares issued on conversion of senior convertible note	5,194,581	5,195	1,188,565	-	-	-	1,193,760
Series D preferred shares issued for conversion of liabilities	-	-	15,085,931	-	-	-	15,085,931
Series B and C reclassification of liabilities to equity	-	-	543,532	-	-	-	543,532
WTRV shares distribution	-	-	-	-	-	-	-
Series B and C preferred shares issued for paid-in-kind dividends	-	-	2,847,224	-	-	-	2,847,224
Net loss	-	-	-	(33,144,374)	-	(1,348,226)	(34,492,600)
Balance, March 31, 2024	32,634,808	$32,635	$227,562,986	$(247,258,233)	$-	$(5,678,873)	$(25,341,485)

The accompanying notes are an integral part of these consolidated financial statements.

RISKON INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

	MARCH 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(34,492,600)	$(87,361,603)
Adjustments to reconcile net loss to net cash used in operating activities
Change in non-controlling interest	(1,348,226)	(5,734,800)
Amortization of discounts	5,979,889	47,515
Depreciation, amortization and impairment	4,403,472	117,151
Increase in allocated corporate overhead	1,943,564	-
Loss on acquisition of BNC	-	54,484,279
Legal costs of ATM facility	110,000	-
Debt modification expense	-	879,368
Share-based compensation	258,655	1,189,100
Gain on disposal of Zest Labs, Inc. (“Zest Labs”)	(683,152)	-
Change in fair value of investment in WTRV	-	20,775,215
Change in fair value of warrant derivative liabilities	(24,623,202)	(4,312,366)
Change in fair value of preferred stock derivative liabilities	-	(28,611,759)
Derivative income	-	(14,365,276)
Loss on conversion of derivative liabilities to common stock	-	3,923
Gain on conversion of note payable and derivative liability	(1,436,333)	-
Loss on disposal of WTRV and Pinnacle Frac Transport LLC (“Pinnacle Frac”)	-	12,534,900
WTRV share settlement expense, net of gain on conversion of WTRV shares	2,005,020	-
Gain on disposal of Trend Discovery Holdings, LLC (“Trend Discovery”)	-	(711,505)
Commitment fees on ELOC and long-term debt	125,105	17,681
Development expenses reduced from refund of power development fee	-	155,292
Impairment of development fee and bad debt on note receivable	-	1,000,000
Changes in assets and liabilities
Accounts receivable	(7,738)	-
Prepaid expenses and other current assets	504,481	283,687
Dividend payable	1,540,978	-
Amortization of right-of-use asset, operating leases	(22,746)	121,834
Accrued interest receivable	-	(168,229)
Operating lease and rent expense	65,469	(463,427)
Accounts payable	1,857,102	(1,533,052)
Accrued liabilities	6,202,781	1,611,707
Total adjustments	(3,124,881)	37,321,238
Net cash used in operating activities of continuing operations	(37,617,481)	(50,040,365)
Net cash provided by discontinued operations	9,169,669	35,819,295
Net cash used in operating activities	(28,447,812)	(14,221,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment simple agreement for future equity – MeetKai, Inc. (“MeetKai”)	(250,000)	-
Purchase of fixed assets	(110,403)	(40,074)
Net cash used in investing activities of continuing operations	(360,403)	(40,074)
Net cash provided by investing activities of discontinued operations	-	162,740
Net cash (used in) provided by investing activities	(360,403)	122,666

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from AAI advances		17,511,416	1,378,294
Redemption of preferred stock		(1,305,000)	-
Proceeds from short-term debt		2,550,000	-
Proceeds from notes payable - related parties		80,000	986,000
Repayments of notes payable - related parties		(90,355)	(986,000)
Proceeds from long-term debt		-	-
Repayment of long-term debt		(29,606)	-
Proceeds from convertible note		5,390,000	-
Repayment of obligation to third party to be reflected as future redemptions of Series A Preferred stock		-	(635,000)
Proceeds from the issuance of common stock under ATM		1,655,335	1,715,440
Proceeds from issuance of common stock under the ELOC		3,006,997	-
Proceeds from the sale of preferred stock		-	12,000,000
Net cash provided by financing activities of continuing operations		28,768,787	14,458,734
Net cash used in financing activities of discontinued operations		-	(379,565)
Net cash provided by financing activities		28,768,787	14,079,169

NET DECREASE IN CASH AND CASH EQUIVALENTS		(39,428)	(19,235)

CASH - BEGINNING OF YEAR		65,838	85,073

CASH - END OF YEAR		$26,410	$65,838

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense		$28,550	$23,055

SUMMARY OF NON-CASH ACTIVITIES:

Recognition of new operating lease right-of-use assets and lease liabilities		$270,007	$-
Advances – AAI converted to Series D preferred		$15,085,931	$-
Reclassification of convertible notes and warrants to derivative liability		$4,689,380	$-
Issuance costs on mezzanine equity	$		$193,416
Non-controlling interest recorded in consolidation of Wolf Energy Services, Inc. (“Wolf Energy”)	$		$2,003,211
Preferred shares/derivative liability converted into common stock	$		$3,182,393
Mezzanine equity reclassified to liability upon amendment	$		$9,551,074

The accompanying notes are an integral part of these consolidated financial statements.

RISKON INTERNATIONAL INC. AND SUBSIDIAIRES

(FORMERLY BITNILE METAVERSE INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On November 1, 2023, BitNile Metaverse Inc. changed its name to RiskOn International, Inc (“ROII” or the “Company”). The Company also changed its ticker symbol from BNMV to ROI in 2023 and subsequently to ROII in 2024. The change in both name and ticker is underscores the Company’s commitment to developing a vertically integrated community while creating seamless and enriched user experiences. The Company is a holding company, incorporated in the State of Nevada on November 19, 2007.

On August 25, 2023, the Company’s former subsidiary Zest Labs, along with the Company and Zest Labs Holdings, LLC, an entity owned by Gary Metzger, a current board member of the Company and therefore a related party (the “Purchaser”), entered into a stock purchase agreement, whereby the Purchaser purchased 100% of the issued and outstanding common stock of Zest Labs from the Company in exchange for the Purchaser agreeing to distribute any net proceeds from any new or ongoing intellectual property litigation or the sale or licensing of any intellectual property of Zest Labs to the Company’s shareholders of record as of November 15, 2022. As a result, Zest Labs is no longer a subsidiary of the Company. All the assets and liabilities have been assumed by the Purchaser and the Company recorded a gain of $683,152 from the disposal of Zest Labs.

Through March 31, 2024, the Company’s former wholly owned subsidiaries have been treated for accounting purposes as divested. This Annual Report on Form 10-K (the “Report”) includes those subsidiaries as of March 31, 2024. The comparative financial statements for the years ended March 31, 2024 and 2023 reflect the operations of those subsidiaries that were sold during the year ended March 31, 2023 as discontinued operations in the consolidated statements of operations and as assets and liabilities of discontinued operations on the consolidated balance sheets.

The Company entered into a share exchange agreement with AAI on February 8, 2023 and subsequently closed the transaction on March 7, 2023, in which the Company acquired the assets and liabilities of BNC and securities of Earnity beneficially owned by BNC in exchange of the issuance of 8,637.5 shares of Series B preferred stock (“Series B”) and 1,362.5 shares of Series C preferred stock (“Series C”), both of which are convertible into shares of the Company’s common stock (“Common Stock”) subject to the terms of their respective Certificate of Designation of Rights, Preference and Limitations (collectively, “Certificates”). Additionally, pursuant to the terms and conditions of the Certificates, Series B and Series C holders are entitled to receive dividends in the form of additional shares or cash following the dividend payment set forth in the Certificates. As of March 31, 2024, there were 8,994.5 shares of Series B and 1,418.8 shares of Series C issued and outstanding. As of March 31, 2023, the Company had 8,637.5 and 1,362.5 shares of Series B and Series C, respectively, issued and outstanding.

On November 14, 2023, the Company entered into a securities purchase agreement (the “SPA”) with AAI, pursuant to which the Company agreed to sell to AAI 603.44 shares of newly designated Series D Convertible Preferred Stock (“Series D”) for a total purchase price of $15,085,931. This transaction closed on November 15, 2023. The purchase price was paid by the cancellation of $15,085,931 of cash advances made by AAI to the Company between January 1, 2023 and November 9, 2023. Each share of Series D has a stated value of $25,000 per share (the “Stated Value”). Each Series D share is convertible into a number of shares of Common Stock determined by dividing the Stated Value by $0.51 (the “Conversion Price”), or an aggregate of 29,580,392 shares of Common Stock. The Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. As the Conversion Price represents a premium to the closing price of the Common Stock on the date of execution of the Agreement, the conversion of the Preferred Shares is not subject to limitations on conversion.

As the Series D is not mandatorily redeemable and has no embedded features requiring bifurcation, the Company determined that the Series D should be classified as equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging Activities (“ASC 815”) as of November 14, 2023, the date of inception. As a result of this classification, the Company determined that the fair value of the Series D was $15,085,931 at inception.

On May 4, 2023, the Company amended, through a resolution passed by its Board only, its Articles of Incorporation to reflect a 1-for-30 reverse stock split. The Company also reduced its authorized shares on a 1-for-30 basis going from 100,000,000 authorized shares down to 3,333,333 authorized shares.

On October 16, 2023, the Company amended its Articles of Incorporation to increase its authorized shares of Common Stock from 3,333,333 to 500,000,000 shares.

The Company sold both WTRV and Banner Midstream Corp. (“Banner Midstream”) in July and September 2022, respectively. These entities are no longer subsidiaries of the Company. The Company has investments in WTRV and Wolf Energy that represent the shares it received for the sale of these entities. The investment in WTRV is in non-voting preferred shares, and management has concluded that the Company is not the primary beneficiary in this transaction, and thus no consolidation is required.

Bankruptcy Filings

On November 1, 2023, Agora and Bitstream Mining, LLC (“Bitstream”), Agora’s sole operating subsidiary, filed petitions for Chapter 7 bankruptcy in the United States Bankruptcy Court for the Western District of Texas. As a result, the Company deemed Agora a discontinued operation as of March 31, 2024 and 2023. The cases are still pending before the court. See Note 22, “Subsequent Events” for additional information on recent developments related to the cases.

Overview of Subsidiaries and Their Operations

The following are wholly owned subsidiaries of the Company as of March 31, 2024: BNC, RiskOn360, RiskOn Learning, Inc. and GuyCare.

BNC’s metaverse (the “Metaverse”) represents a significant development in the online metaverse landscape. By integrating various elements such as virtual markets, real world goods, marketplaces, VIP experiences, gaming, social activities, sweepstakes, gambling, and more, the Company aims to revolutionize the way people interact online.

RiskOn360 organizes and holds business training and coaching conferences and learning seminars in certain cities across the United States. The curated events are designed for the attendees to learn from keynote speakers and panelists and provide them with intimate networking opportunities.

In November 2023, the Company formed GuyCare to provide health and wellness services as a core part of creating a sound and successful individual, specializing in men’s health. The clinics are expected to provide discreet and confidential care, ensuring men’s health and well-being through proven therapeutic interventions and innovative wellness programs. The first GuyCare clinic opened in January 2024.

The Company is focused on the development, promotion, and awareness of artificial intelligence (“AI”) integration, and primarily within the business community. The Company aims to cultivate businesses and individuals by offering a technology solution with high growth potential. The Company’s flagship product, “askROI,” is a generative AI platform built upon a proprietary large language model. Businesses and individuals alike can leverage askROI’s capabilities for tasks such as research optimization, content creation, streamlined communication, and workflow improvement. The Company’s ultimate vision for askROI is to create a one-stop-shop for individuals and businesses to access generative AI products. The Company plans to regularly integrate new tools and products within the askROI platform to continually expand the capabilities and opportunities within askROI.

Principles of Consolidation

The Company applies the guidance of ASC Topic 810, Consolidation, to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—are consolidated except when control does not rest with the parent.

Discontinued Operations

The Company records discontinued operations when the disposal of a separately identified business unit constitutes a strategic shift in the Company’s operations, as defined in ASC Topic 205-20, Discontinued Operations.

Reclassifications

The Company has reclassified certain amounts in the March 31, 2023 consolidated financial statements to be consistent with the March 31, 2024 presentation, including the reclassification of Trend Discovery Capital Management (“TCM”), White River, Pinnacle Frac, Agora and Zest assets and liabilities from continuing operations to held for sale and reclassifications of operations of TCM, White River, Pinnacle Frac, and Capstone Equipment Leasing LLC (“Capstone”) to discontinued operations.

Noncontrolling Interests

In accordance with ASC 810-10-45, the Company classifies noncontrolling interests as a component of equity within the consolidated balance sheet. In addition, the Company reflected 34% of Wolf Energy as a noncontrolling interest as the Company currently represents approximately 66% of the voting interests in Wolf Energy. During the year ended March 31, 2024, Wolf Energy permanently ceased operations.

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

BNC Revenue

Gaming revenue is recognized from the BitNile.com website primarily through the sale of tokens that provide the end user with interactive entertainment (game play) and durable goods principally for the PC and mobile platforms. The Company primarily offers the following:

1.	Platform access – Provide access to main game content.

2.	Sale of NileTokens (“NT”) – NT can be used for digital game play and content.

3.	Rewarded – NileSweeps (“NS”) – Users can use NS to enter sweepstakes type games with a potential to win both digital goods and real world cash redemptions.

While the revenue received from the sale of NT is currently nominal, the Company believes that its operation of the BitNile.com website could be a scalable source of revenue in the future. Additionally, the Company expects the website will be a mechanism to help increase its brand reputation and recognition by participants, which the Company believes will result in the acquisition and monetization of new users to the site.

During the year ended March 31, 2024, the Company recognized $1,500 of revenue from Metaverse NT sales.

Hospitality and Services Revenue

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

The Company recognizes revenue on a gross basis due to the fact that it has control over the food and services and the ability to direct the offerings to multiple end consumers while also ultimately determining the relative pricing offered for the services. For certain events, The Company also uses certain subcontractors that it selects and hires to help transfer services to the end customer. The Company has evaluated its agreements with its food and service subcontractors and based on the preceding facts and has determined that it is the principal in such arrangements and the third-party food and service suppliers are the agent in accordance with ASC 606. As the principal, the Company recognizes revenue in the gross amount and as such, recognizes any fees paid to subcontractors as cost of revenues. Any future changes in these arrangements or to the Company’s games and related method of distribution may result in a different conclusion.

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

GuyCare Revenue

GuyCare’s revenue is derived from the sale of health care products and services (i.e., clinic visits, diagnoses, medicines and treatments, etc.) to its customers which are primarily men.

Revenue is recognized when GuyCare satisfies performance obligations by performing distinct treatments and health care services to each patient and customer. For certain obligations that are performed over a series of visits, the Company recognizes revenue over time by measuring the progress toward complete satisfaction of each obligation promised to the patient.

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

Fair Value Measurements

ASC 820, Fair Value Measurements (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. ASC 820 classifies these inputs into the following hierarchy:

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Impairment of Assets

Management reviews assets for impairment, including intangible assets and investments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Segment Information

The Company determines its operating segments based on how the chief operating decision maker (“CODM”) views and analyzes each segment’s operations, performance and allocates resources. Milton “Todd” Ault, Executive Chairman as of May 2024 (and between January 2024 and May 2024, the Chief Executive Officer), is the CODM. The CODM utilizes net loss as the measure of segment profit or loss.

From September 30, 2022 through September 30, 2023, the Company had one aggregated reporting segment, which included the continuing operations related to Agora, Zest Labs and BNC. Most of the limited continuing operations were related to Agora and the BNC Metaverse while Zest Labs operations were immaterial.

In the fourth quarter of the year ended March 31, 2024, with the launch of operations of GuyCare and the reclassification of Agora to discontinued operations, the Company changed its presentation of operating results. Herein, the Company reports the following three reporting segments: (1) BNC Metaverse & Hospitality (“BNS”), (2) RiskOn360 and (3) GuyCare. Separate financial information for the three segments is evaluated by the CODM to allocate resources and assess performance.

Net Loss Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding. Diluted losses per share (“EPS”) include additional dilution from Common Stock equivalents, such as convertible notes, preferred stock and shares of Common Stock issuable pursuant to the exercise of stock options and warrants.

Common Stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only the basic weighted average number of common shares are used in the computations.

Derivative Financial Instruments

The Company does not currently use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company generally uses a Black-Scholes model, where applicable, to value the derivative instruments at inception and subsequent valuation dates when needed. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-measured at the end of each reporting period. The Black-Scholes model is used to estimate the fair value of the derivative liabilities.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income (loss) per share calculation in certain areas.

Convertible Instruments

The Company accounts for hybrid contracts that feature conversion options in accordance with ASC 815. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible instruments when the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments (when the Company has determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815.

Debt Discounts

The Company accounts for debt discount according to ASC 470-20. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method.

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases. The Company only has operating leases. Operating leases are recognized as right-of-use assets, operating lease liability, current, and operating lease liability, non-current on the Company’s consolidated balance sheets. Lease assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. In certain of the Company’s lease agreements, the Company receives periods of reduced rent or free rent and other incentives. The Company recognizes lease costs on a straight-line basis over the lease term without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. The Company does not separate lease and non-lease components for the Company’s leases.

Recently Issued Accounting Standards

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is designed to improve the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker. The new standard is effective for the Company for its fiscal year beginning April 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Impact of Business

The wars in Ukraine and Middle East, growing inflation and climate change factors did not materially impact the Company’s business during the years ended March 31, 2024 and 2023.

NOTE 2: LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

As of March 31, 2024, the Company had cash and cash equivalents of $26,410, negative working capital of $28 million and a loss of $25 million from continuing operations before discontinued operations in the fiscal year ended March 31, 2024 and a loss of $34 million from continuing operations before discontinued operations in the fiscal year ended March 31, 2023. The Company has financed its operations primarily through advances from AAI, issuances of convertible debt, promissory notes and equity securities. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these consolidated financial statements are issued.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

In making this assessment management performed a comprehensive analysis of the Company’s current circumstances, including its financial position, cash flow and cash usage forecasts, as well as obligations and debts. Although management has a long history of successful capital raises, the analysis used to determine the Company’s ability as a going concern does not include cash sources beyond the Company’s direct control that management expects to be available within the next 12 months.

Management expects that the Company’s existing cash and cash equivalents, accounts receivable and marketable securities as of March 31, 2024, will not be sufficient to enable the Company to fund its anticipated level of operations through one year from the date these financial statements are issued. Management anticipates raising additional capital through the private and public sales of the Company’s equity or debt securities and selling its marketable securities, or a combination thereof. Although management believes that such capital sources will be available in the future, there can be no assurances that financing will be available to the Company when needed in order to allow the Company to continue its operations, or if available, on terms acceptable to the Company. If the Company does not raise sufficient capital in a timely manner, among other things, the Company may be forced to scale back its operations or cease operations altogether.

NOTE 3: DISCONTINUED OPERATIONS

On August 25, 2023, the Company sold 100% of the issued and outstanding stock of Zest Labs to the Purchaser (see Note 1).

On November 1, 2023, Agora and Bitstream filed for bankruptcy. The assets and liabilities of Agora and Bitstream as of March 31, 2024 are reflected on the consolidated balance sheet separately as assets and liabilities in bankruptcy.

On June 17, 2022, the Company sold Trend Discovery to an entity formed by the investment manager of Trend Discovery LP and Trend Discovery SPV for a three-year $4,250,000 secured note (see Note 6). Each of the Trend Discovery subsidiaries including Barrier Crest guaranteed the note and provided Agora with a first lien on its assets. The Company accounted for this sale as a disposal of the business under ASC 205-20-50-1(a). The Company had reclassified the operations of Barrier Crest and Trend Discovery Capital Management (the other entities were inactive) as discontinued operations as the disposal represents a strategic shift that will have a major effect on the Company’s operations and financial results. The Company made this determination for these segments to be held for sale as the criteria established under ASC 205-20-45-1E had been satisfied as of June 8, 2022. Under ASC 855-10-55, the Company has reflected the reclassification of assets and liabilities of these entities as held for sale and the operations as discontinued operations as of and for the year ended March 31, 2022 as well as for the period April 1, 2022 through June 17, 2022. The Company accounted for this sale as a disposal of the business under ASC 205-20-50-1(a) on June 17, 2022 at which time the gain was recognized. As a result of this reclassification, the Company identified the following assets and liabilities that were reclassified from continuing operations to discontinued operations as they were discontinued.

On July 25, 2022, the Company sold its oil and gas production business (WTRV) which was part of the commodities segment. The Company has reflected the reclassification of assets and liabilities of this entity as discontinued operations as of March 31, 2024 and 2023.

On September 7, 2022, the Company sold its transportation business (Pinnacle Frac and Capstone) which were part of the commodities segment. The Company has reflected the reclassification of assets and liabilities of these entities as discontinued operations as of and for the period April 1, 2022 through August 31, 2022. The Company used August 31, 2022 as a cut-off as a majority of its revenue and expenses are billed on a monthly basis and it is more convenient to do so. The shares the Company were issued by Wolf Energy represent approximately 66% of the total voting shares of Wolf Energy. As a result, the Company consolidates Wolf Energy in the consolidated financial statements. It was the intent of the Company to distribute these shares in Wolf Energy to the shareholders’ of the Company upon the effectiveness of a registration statement filed by Wolf Energy. Wolf Energy ceased operations during the year ended March 31, 2024 and the filed registration statement was never declared effective and was therefore declared abandoned by the Securities and Exchange Commission on January 16, 2024. Therefore, the Company has impaired the assets and classified the liabilities of Wolf Energy and the results of operations of Wolf Energy in discontinued operations for the year ended March 31, 2024.

Current assets as of March 31, 2024 and 2023 – Discontinued Operations:

	March 31, 2024	March 31, 2023
Wolf Energy	$-	$1,297,801
Prepaid expenses	-	4,908
	$-	$1,302,709

Non-current assets as of March 31, 2024 and 2023 – Discontinued Operations:

	March 31, 2024	March 31, 2023
Wolf Energy	$-	$984,071
	$-	$984,071

Current liabilities as of March 31, 2024 and 2023 – Discontinued Operations:

	March 31, 2024	March 31, 2023
Wolf Energy	$2,884,070	$3,330,043
Zest accounts payable	-	532,279
Zest accrued expenses	-	85,136
	$2,884,070	$3,947,458

The Company reclassified the following operations to discontinued operations for the years ended March 31, 2024 and 2023.

	2024	2023
Revenue	$-	$10,955,153
Operating expenses	7,798,588	39,928,442
Wolf Energy net loss	(1,853,696)	(11,287,671)
Other loss	(194,161)	(824,785)
Net loss from discontinued operations	$(9,846,445)	$(41,085,745)

NOTE 4: ASSET PURCHASE, BUSINESS COMBINATIONS AND DIVESTURES

BNC

As discussed in Notes 1 and 14, on March 7, 2023, the Company acquired BNC from AAI, a significant shareholder. The Company accounted for this acquisition as an asset purchase as BNC did not meet the definition of a business per ASC 805 and ASU 2017-01.

The Company acquired the assets and liabilities of BNC noted below at fair value.

Prepaid expenses	$620,616
Property and equipment	330,190
Intangible assets	6,239,000
Accounts payable and accrued expenses	(3,186,513)
Due to AAI, BNC’s former parent	(4,404,350)
Notes payable	(170,222)
$(571,279)

The consideration paid for the acquisition of BNC was as follows (see Note 14):

Series B and Series C preferred stock	$53,913,000
Total consideration	$53,913,000

The Company recognized a loss on the acquisition of $54,484,279 as a result of this acquisition in the Consolidated Statements of Operations for the year ended March 31, 2023.

Zest Labs

On August 25, 2023, the Company’s former subsidiary Zest Labs, along with the Company and Zest Labs Holdings, LLC (owned by Gary Metzger, a current board member of the Company and therefore a related party), entered into a stock purchase agreement, whereby the Purchaser purchased 100% of the issued and outstanding common stock of Zest Labs from the Company in exchange for the Purchaser agreeing to distribute any net proceeds from any new or ongoing intellectual property litigation or the sale or licensing of any intellectual property of Zest Labs to the Company’s shareholders of record as of November 15, 2022. As a result, Zest Labs is no longer a subsidiary of the Company, all of the assets and liabilities of have been assumed by the Purchaser and the Company recorded a gain of $683,152 from the disposal of Zest Labs in the fiscal year ended March 31, 2024.

The Company sold the assets and liabilities of Zest Labs noted below at fair value.

Prepaid expenses	$2,454
Accounts payable and accrued expenses	(685,606)
Total assets and liabilities	$(683,152)

NOTE 5: REVENUE

The Company recognizes revenue when it transfers promised services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those services.

Revenues recorded for our services provided for years ended March 31, 2024 and 2023 were as follows:

	2024	2023
RiskOn360	$239,839	$-
BNS	64,350	-
GuyCare	28,236	-
Total	$332,425	$-

The Company had related party hospitality service sales of $62,850 and $0 for the years ended March 31, 2024 and 2023, respectively.

NOTE 6: SENIOR SECURED PROMISSORY NOTE RECEIVABLE

Agora was issued a Senior Secured Promissory Note by Trend Ventures, LP (“Trend Ventures Note”) on June 16, 2022. The Trend Ventures Note was the consideration paid to Agora for the acquisition of Trend Discovery. The Trend Ventures Note is in the principal amount of $4,250,000, bears interest at the rate of 5% per annum, and was to mature June 16, 2025. Under Trend Ventures Note, Trend Ventures, LP agreed to make interest-only payments, in arrears on a monthly basis commencing on June 30, 2022 and continuing thereafter until June 16, 2023. Beginning on June 30, 2023, Trend Ventures, LP agreed to make 24 consecutive equal monthly payments of principal each in an amount which would fully amortize the principal, plus accrued interest. All principal and any unpaid accrued interest are due and payable on or before the maturity date. The Trend Ventures Note was granted a first lien senior secured interest as set forth in the Security Agreement executed on the same date as the Trend Ventures Note, by and among Trend Ventures, LP, its future subsidiaries (each a Guarantor) and Agora dated as of June 16, 2022. Trend has not made any interest payments on the Note.

On May 15, 2023, Agora and Trend Ventures, LP entered into a First Amendment of Senior Secured Promissory Note (“First Amendment”), to amend the Trend Ventures Note. The First Amendment amended the following clauses of the Trend Ventures Note: (a) the principal amount was amended from $4,250,000 to $4,443,870, which includes all of the accrued interest through May 15, 2023; (b) the maturity date was amended from June 16, 2025 to May 15, 2025; and (c) the interest rate shall remain at 5%, and any additional accrued interest under the default rate shall be mutually waived by both parties. No payments on either principal or interest shall be due until the new maturity date. During the year ended March 31, 2024, no payments were made on the note or accrued interest.

During the year ended March 31, 2024, Agora filed a petition for chapter 7 bankruptcy in the United States Bankruptcy Court for the Western District of Texas. Accordingly, the Company has established a full reserve for the principal and accrued interest receivable.

NOTE 7: INVESTMENTS

Series A Convertible Preferred Stock –WTRV

On July 25, 2022, the Company entered into a Share Exchange Agreement pursuant to which it sold to WTRV its oil and gas production business, which was part of the commodities segment. The Company received 1,200 shares of WTRV’s Series A Convertible Preferred Stock, which were convertible into shares of WTRV common stock. The Company contemplated distributions the WTRV shares issuable upon conversion of the WTRV Series A Convertible Preferred Stock, and WTRV filed a Form S-1 with the SEC to facilitate such distribution. However, in January 2024, the Company concluded, for regulatory reasons, that it would not be able to effectuate the distribution as originally contemplated. In an effort to attempt to fulfill its original intent to transfer shares to beneficial and registered shareholders as of September 30, 2022, the intended record date for the distribution, the Company agreed to transfer shares of WTRV common stock that the Company was entitled to receive upon conversion of the WTRV Series A Convertible Preferred Stock to such holders that signed a letter agreement and could (i) demonstrate to the Company’s satisfaction that he/she/it in fact was a beneficial holder of the Company’s common or preferred stock as of September 30 2022 and (ii) affirm that such holder is an accredited investor.

As of March 31, 2024, the Company’s representative has transferred approximately 22% of the common shares converted from the WTRV Series A Convertible Preferred Stock to identified shareholders of record. Upon conversion of WTRV’s Series A Convertible Preferred Stock, the Company recorded a non-cash $1.4 million gain on common stock received, and $3.4 million expense as a settlement expense for the distribution of common stock on conversion and transfer, respectively. Both were measured at fair value utilizing experienced financial consultants. From April 1, 2024 through June 30, 2024, the Company’s representative transferred an additional 27% of the common shares converted from the WTRV Series A Convertible Preferred Stock to identified shareholders of record. Upon conversion of the WTRV’s Series A Convertible Preferred Stock, the Company recorded an additional non-cash expense and accrual of $4.2 million for the transfer of common stock which was a recognizable subsequent event to the year ended March 31, 2024 in accordance with Topic ASC 855, Subsequent Events.

As of March 31, 2024, the Company has determined that WTRV is a variable interest entity, but this transaction has not resulted in the Company controlling WTRV, since the Company does not have the power to direct activities of WTRV or control the board of directors of WTRV. Based on this determination the Company does not consolidate WTRV.

Common Stock – Wolf Energy

On August 23, 2022, the Company entered into a Share Exchange Agreement (the “Agreement”) with Wolf Energy and Banner Midstream. The Company has determined that this transaction has resulted in the Company having a controlling interest in Wolf Energy as the common stock issued represented approximately 66% of the voting common stock of Wolf Energy common stock outstanding at March 31, 2024 and 2023. It was the intent of the Company to distribute these shares in Wolf Energy to the shareholders’ of the Company upon the effectiveness of a registration statement filed by Wolf Energy. Wolf Energy ceased operations during the year ended March 31, 2024 and the filed registration statement was never declared effective and was therefore declared abandoned by the Securities and Exchange Commission on January 16, 2024. Therefore, the Company has classified the assets and liabilities of Wolf Energy and the results of operations of Wolf Energy in discontinued operations.

NOTE 8: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Auto – BNC	$232,406	$232,406
Equipment – BNC	-	84,604
Computers and software	55,935	90,000
Equipment	31,136	-
Leasehold improvements	14,420	-
Total property and equipment	333,897	407,010
Accumulated depreciation	(70,215)	(83,194)
Property and equipment, net	$263,682	$323,816

Depreciation expenses for the years ended March 31, 2024 and 2023 were $77,985 and $82,490, respectively.

Effective March 31, 2024, the Company impaired $92,554 of gross fixed assets that had $763 in accumulated depreciation. The $91,791 of net property and equipment remaining was impaired as the Company deemed the assets without value as they had been either abandoned or unable to commence certain operations and are not expected to.

Effective September 30, 2023, the Company impaired $5,679,942 of gross fixed assets related to Agora and Bitstream that had $1,784,189 in accumulated depreciation. The $3,895,753 of net property and equipment remaining was impaired as the Company deemed the assets without value as they had been unable to commence mining operations, either for themselves or from others through hosting arrangements, and were not expected to. During the year ended March 31, 2024, the Company determined certain Agora leased property was abandoned and therefore fully impaired the remaining lease right-of-use asset, which had a balance of $247,969.

On November 1, 2023, both Agora and Bitstream filed petitions for Chapter 7 bankruptcy in the United States Bankruptcy Court for the Western District of Texas. As a result, Agora’s assets have been considered as held-for-sale which includes only one parcel of land in West Texas as of March 31, 2024.

NOTE 9: INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Trademarks	$982,868	$5,097,000
Developed technology	1,142,000	1,142,000
Accumulated amortization - trademarks	(153,462)	(34,661)
Intangible assets, net	$1,971,406	$6,204,339

On March 7, 2023, the Company acquired trademarks and developed technology in the acquisition of BNC. These intangible assets were valued by an independent valuation consultant utilizing various methods including the discounted cash flow and option-pricing methods, and the estimated remaining useful life of these assets was estimated to be fifteen years.

Amortization expense for the years ended March 31, 2024 and 2023 was $415,933 and $34,661, respectively.

Amortization expense for the next five years and in the aggregate is as follows:

2025	$141,658
2026	141,658
2027	141,658
2028	141,658
2029	141,658
Thereafter	1,263,116
$1,971,406

During the year ended March 31, 2024, the Company recognized $3,817,000 of impairment charges related to the trademark intangible asset. The intangible asset impairment charge is recognized in operating expense in the consolidated statements of operations.

NOTE 10: ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Salaries, wages and benefits	$166,438	$73,375
Professional and consulting fees	747,794	440,215
Selling, general and administrative	1,854,198	500,000
Current portion of auto loan	23,662	-
Interest	260,216	61,722
Deferred revenue	30,343	-
Settlement claim WTRV share distribution	4,212,022	-
Other	9,556	26,135
Total	$7,304,229	$1,101,447

NOTE 11: WARRANT DERIVATIVE LIABILITIES

The Company issued Common Stock and warrants in several private placements and registered offerings (“Derivative Warrant Instruments”) and some of these warrants have been classified as liabilities. The Derivative Warrant Instruments have been accounted for utilizing ASC 815. The Company has incurred a liability for the estimated fair value of Derivative Warrant Instruments. The estimated fair value of the Derivative Warrant Instruments has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

The Company identified embedded features in some of the warrant agreements which were classified as liability. These embedded features included (a) the implicit right for the holders to request that the Company settle the warrants in registered shares. Since maintaining an effective registration of shares is potentially outside the control of the Company, these warrants were classified as liabilities as opposed to equity; (b) included the right for the holders to request that the Company cash settle the warrant instruments from the holder by paying to the holder an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the Derivative Warrant Instruments on the date of the consummation of a fundamental transaction; and (c) certain price protections in the agreements. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as derivatives as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

The Company has only included descriptions of warrants that are still outstanding as of March 31, 2024.

On August 6, 2021, the Company closed a $20,000,000 registered direct offering. The Company sold 115,942 shares of Common Stock and 115,942 warrants at $172.50 per share. The warrants are exercisable through April 8, 2025. The Company also issued the placement agent 8,116 warrants exercisable at $215,625 per share. Further information on the offering and compensation to the placement agent is contained in the prospectus supplement dated August 4, 2021. The fair value of the investor warrants was estimated to be $11,201,869 at inception and $0 as of March 31, 2024. The fair value of the placement agent warrants was estimated to be $744,530 at inception and $0 as of March 31, 2024.

On April 27, 2023, the Company closed a $6,875,000 senior secured convertible promissory note and granted the noteholders 2,100,905 warrants that expire five years from the issuance date and have a strike price of $3.28. The warrants contain a rachet provision which the Company has determined meets the criteria for accounting treatment as a derivative liability. The Company recorded a discount on the convertible note of $3,334,246, which represents the warrant derivative liability at inception. The fair value of the warrants was estimated to be $15,896 as of March 31, 2024.

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each warrant is estimated using the Black-Scholes valuation model. The following assumptions were used on March 31, 2024 and 2023 and at inception:

	Year Ended March 31, 2024	Year Ended March 31, 2023	Inception
Expected term	1 – 5 years	0.25 – 1.85 years	5.00 years
Expected volatility	110 – 155%	107 - 110%	91% – 107%
Expected dividend yield	-	-	-
Risk-free interest rate	3.48 – 4.60%	2.98 – 3.88%	1.50% – 2.77%
Market price	$0.02 – $4.50	$5.40 – $39.00

The Company’s remaining derivative liabilities as of March 31, 2024 and 2023 associated with warrant offerings are as follows. All fully extinguished warrant liabilities are not included in the chart below.

	March 31, 2024	March 31, 2023	Inception
Fair value of 115,942 August 6, 2021 warrants	$-	$5,974	$11,201,869
Fair value of 8,116 August 6, 2021 warrants	-	290	744,530
Fair value of 2,100,905 April 27, 2023 warrants	15,896	-	3,334,246
	$15,896	$6,264

During the years ended March 31, 2024 and 2023 the Company recognized a gain in the fair value of the warrant derivative liabilities of $3,324,614 and $4,312,366, respectively.

Activity related to the warrant derivative liabilities for the year ended March 31, 2024 was as follows:

Beginning balance as of March 31, 2023	$6,264
Issuances of warrants – derivative liabilities	3,334,246
Change in fair value of warrant derivative liabilities	(3,324,614)
Ending balance as of March 31, 2024	$15,896

Activity related to the warrant derivative liabilities for the year ended March 31, 2023 is as follows:

Beginning balance as of March 31, 2022	$4,318,630
Change in fair value of warrant derivative liabilities	(4,312,366)
Ending balance as of March 31, 2023	$6,264

NOTE 12: LONG-TERM DEBT

Long-term debt included in continuing operations consisted of the following as of March 31, 2024 and 2023.

	March 31, 2024	March 31, 2023

Credit facility - Trend Discovery SPV 1, LLC	$291,036	$291,036
Promissory notes and other	2,828,218	-
Senior secured convertible note	3,874,762	-
Auto loan	149,716	170,222
Total debt	7,143,732	461,258
Less: current portion	(7,017,677)	(311,542)
Long-term debt, net of current portion	$126,055	$149,716

The following is a list of maturities as of March 31, 2024, for the next five years and in the aggregate:

2025	$7,017,677
2026	27,303
2027	31,505
2028	36,354
2029	30,892
Thereafter	-
$7,143,732

Interest expense on debt during the years ended March 31, 2024 and 2023 was $222,044 and $64,598, respectively.

NOTE 13: NOTES PAYABLE AND RELATED PARTIES

Assignment of Corporate Expenses

AAI provides certain resources, specifically the use of AAI’s airplane for ROI business related travel, and other executive services to the Company. The accompanying financial statements include the Company’s portion of these expenses. The Company’s portion is calculated according to the appropriate share of these expenses by using either the time spent performing services or, in in the case of the use of AAI’s airplane, the direct costs. The Company believes the methodology used is reasonable and has been consistently applied, and results in an appropriate assignment of costs incurred. AAI assigned $2,135,065 and $346,000 of costs in the years ended March 31, 2024 and 2023, respectively.

Related Party Advances

AAI advanced the Company $17,511,416 and $1,378,294 during the years ended March 31, 2024 and 2023, respectively. The advances were used for working capital purposes, were unsecured, interest-free and had no fixed terms of repayment.

On November 14, 2023, the Company entered into the SPA with AAI, pursuant to which the Company agreed to sell to AAI 603.44 shares of Series D for a total purchase price of $15,085,931. This transaction closed on November 15, 2023. The purchase price was paid by the cancellation of $15,085,931 of cash advances made by AAI to the Company between January 1, 2023 and November 9, 2023. Each share of Series D has a stated value of $25,000 per share. Each share of Series D is convertible into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price of $0.51. The Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. As the Conversion Price represented a premium to the closing price of the Common Stock on the date of execution of the Agreement, the conversion of the Series D is not subject to limitations on conversion.

In the year ended March 31, 2024, an officer of AAI advanced us $90,000. The advance had no interest, unless it went into default, and included an original issue discount of $10,000. The advance was due and payable on the maturity date of January 19, 2024. As of the maturity date, we had made payments of $60,000 and therefore the principal balance outstanding of $30,000 was in default and incurred $355 of interest, at 18% per annum, until fully repaid in January. The advance was used for working capital purposes and recorded as a related party advance.

Term Note Agreements

On February 9, 2024, the Company entered into a term note agreement for a principal amount of $1,770,000 with an institutional investor. After accounting for an original issue discount of $20,000, the Company received proceeds of $1,750,000. The note had a maturity date of February 14, 2024 and interest at a rate of 15% per annum. On March 30, 2024 the term note was amended to extend the original deadline to April 30, 2024 and increase the principal amount to $2,094,012 and interest rate to 18%. The additional principal of $324,012 was accounted for as a discount to be amortized over the remaining term of the note as no additional cash was received or paid during the period. Amortization of the original issue and subsequent discounts related to the note for the year ended March 31, 2024 was $208,218. Accrued interest related to the note for the year ended March 31, 2024 was $47,739. The Company did not repay the note as of April 30, 2024 or subsequent thereto, therefore the note is in default and continues to accumulate interest at 18% per annum.

On November 8, 2023, the Company entered into a term note agreement for a principal amount of $660,000 with an institutional investor. After accounting for an original issue discount of $60,000, the Company received proceeds of $600,000. Amortization of the original issue discount related to the note for the year ended March 31, 2024 was $60,000. Accrued interest related to the note for the year ended March 31, 2024 was $38,190. The note had a maturity date of January 7, 2024 and accrues interest at a rate of 10% per annum. The Company has not made repayments on the note as of March 31, 2024 or subsequent thereto, therefore remains in default and is accumulating interest at 18% per annum.

On October 16, 2023, the Company entered into a term note agreement for a principal amount of $210,000 with an institutional investor. After accounting for an original issue discount of $10,000, the Company received proceeds of $200,000. Amortization of the original issue discount related to the note for the year ended March 31, 2024 was $10,000. Accrued interest related to the note for the year ended March 31, 2024, was $16,259. The note had a maturity date of November 16, 2023 and an interest at a rate of 10% per annum. The Company has not made repayments on the note as of March 31, 2024 or subsequent thereto, therefore remains in default and is accumulating interest at 18% per annum.

Convertible Notes

On April 27, 2023, the Company sold $6.875 million of principal face amount senior secured convertible notes with an original issue discount to sophisticated investors (the “Investors”) for gross proceeds to the Company of $5.4 million. The notes matured on April 27, 2024 and are secured by all of the assets of the Company and certain of its subsidiaries, including BNC. There is no interest on the convertible notes unless there is an event of default. The notes are convertible into shares of Common Stock at $3.28; however there is a rachet provision in the convertible note that enables the holders of the notes to receive a lower conversion rate upon future issuances by the Company that fall below the $3.28 price. The conversion option meets one of the criteria of a derivative instrument, and the convertible note has been discounted $4,686,817 for the day one derivative liability. In addition, the Company has recorded $1,375,000 in original issue discount, which is being amortized using the interest method over the term of the note. Amortization of the original issue discount related to the convertible note was $1,312,432 for the year ended March 31, 2024. Amortization of the conversion option and warrant derivative instruments related to the convertible note was $4,379,239 for the year ended March 31, 2024.

Beginning balance as of March 31, 2023	$-
Issuance of convertible notes	6,875,000
Less: original issue discount – inception	(1,375,000)
Amortization of discounts	5,691,671
Principal converted to Common Stock and gain on conversion	(2,630,091)
Less: debt discount – reclassification to derivative liability (*)	(4,686,818)
Ending balance as of March 31, 2024	$3,874,762

(*)	This amount also includes discount related to the warrants issued with the convertible note (see note 11).

Activity related to the convertible note derivative liabilities for the year ended March 31, 2024 was as follows:

Beginning balance as of March 31, 2023	$-
Issuances of convertible note – derivative liabilities	1,352,322
Change in fair value of convertible note derivative liabilities	(1,352,322)
Ending balance as of March 31, 2024	$-

On February 28, 2024, the Common Stock was suspended from trading on the Nasdaq and since that time, the Common Stock has traded on the Pink Current Information tier of the Over-the-Counter Market run by the OTC Markets Group. The suspension constituted an event of default and therefore the convertible notes are accumulating interest at 18% per annum. Accrued interest related to the notes for the year ended March 31, 2024, was $46,694.

NOTE 14: PREFERRED STOCK

RiskOn International Series A

The Company entered into a Securities Purchase Agreement (the “Series A Agreement”) with Ault Lending on June 8, 2022, as amended November 28, 2022, pursuant to which the Company sold Ault Lending 1,200 shares of Series A Convertible Redeemable Preferred Stock (the “Series A”), 3,429 shares of Common Stock and a warrant to purchase shares of Common Stock (the “Warrant,”). The Warrant was cancelled on November 14, 2022.

The amendment to the Certificate of Designation of Rights, Preferences and Limitations of the Series A constituted a modification from mezzanine equity to liability and was considered a debt modification. Upon the reclassification to preferred stock liability and analysis of terms, the Company deemed the preferred stock liability a derivative liability under ASC 815. As a result, the Company determined that on November 28, 2022 (inception), the value of the derivative liability was $7,218,319.

The derivative liability for the Series A was remeasured at March 31, 2024 and was valued at $0, resulting in a gain of $1,658,789 in the change in fair value for the year ended March 31, 2024. Additionally, during the year ended March 31, 2024, Ault Lending redeemed 179.1 shares of Series A, which resulted in a gain on conversion of the derivative liability of $1,413.

On April 4, 2023, the Company entered into an agreement with Ault Lending and WTRV pursuant to which the Company agreed to advance to WTRV payments of up to $3.25 million (the “Amounts”), and WTRV agreed to accept the Amounts as payment of Ault Lending’s $3.25 million payable to WTRV. The parties agreed that the Amounts will be treated as a credit to the sums owed to WTRV, and the Company and Ault Lending agreed that in lieu of repayment of the Amounts advanced to WTRV, Ault Lending will permit the Company to redeem shares of the Series A held by AAI by dividing the Amounts by the stated value of such shares, or one share of Series A for each $10,833 advanced to WTRV. As of March 31, 2024, the Company had redeemed $1,940,000 of advances for approximately 179 shares of Series A. The Company advanced $1,405,000 during the year ended March 31, 2024, related to the obligation by Ault Lending and this amount has been reflected as a redemption upon the dividend paid to Ault Lending as of March 31, 2024. There was $635,000 advanced in the year ended March 31, 2023 which was reclassified to advances from AAI.

Activity related to the preferred stock derivative liabilities for the year ended March 31, 2024 was as follows:

Beginning balance as of March 31, 2023	$1,025,202
Reclassification – advances to AAI, former parent of BNC	1,940,000
Redemption of Series A	(1,305,000)
Change in fair value of preferred stock derivative liabilities	(1,658,789)
Gain on conversion of derivative liability	(1,413)
Ending balance as of March 31, 2024	$-

Activity related to the preferred stock derivative liabilities for the year ended March 31, 2023 was as follows:

Beginning balance as of March 31, 2022	$-
Reclassification of mezzanine equity to preferred stock liability	10,096,664
Gain on fair value at inception	(2,878,345)
Conversion of preferred stock for Common Stock	(541,667)
Redemption of Series A	(635,000)
Change in fair value of preferred stock derivative liabilities	(5,016,450)
Ending balance as of March 31, 2023	$1,025,202

The Company has accrued $1,706 in dividends payable on the Series A preferred stock for the year ended March 31, 2024.

The Company determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2024 and 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the Series A preferred stock liability is estimated using the Black-Scholes valuation model. The following assumptions were used for the years ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023	Inception
Expected term	0.67 – 1.66 years	1.66 – 2.00 years	2.00 years
Expected volatility	110 - 155%	108 - 110%	108%
Expected dividend yield	-	-	-
Risk-free interest rate	3.81 – 4.59%	3.48 – 3.88%	3.69%
Market price	$0.02 – $1.15	$3.60 – $22.80	$22.80

Series B and C

As discussed in Note 1, on February 8, 2023, the Company entered into a securities exchange agreement by and among AAI, the owner of approximately 86% of BNC, and the minority shareholders of BNC. Subsequently, the Company closed the transaction on March 7, 2023 in which the Company acquired the assets and assumed the liabilities of BNC as well as the common stock of Earnity, Inc. beneficially owned by BNC, in exchange of the issuance of 8,637.5 shares of Series B and 1,362.5 shares of Series C, both of which are convertible into Common Stock subject to the terms of their respective certificates of designation (the “Certificates”). Pursuant to the terms and conditions of the Certificates, Series B and Series C holders are entitled to receive dividends in the form of additional shares or cash following the dividend payment set forth in the Certificates.

The Company determined that the Series B and Series C constituted a derivative liability under ASC 815 on the date of inception, March 7, 2023. As a result of this classification, the Company determined that on inception, the value of the derivative liability was $42,426,069 and was $18,830,760 upon remeasurement at March 31, 2023. This resulted in the recognition of a gain of $23,595,309 in the change in fair value for the period from inception to March 31, 2023.

The Company determined the Series B and Series C preferred stock derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2024 and 2023. The fair value of the Series B and Series C preferred stock liability were estimated using the Black-Scholes valuation model. The following assumptions were used for the years ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023	Inception
Expected term	1.93 – 1.39 years	2.00 – 1.93 years	2.00 years
Expected volatility	110 - 114%	110%	110%
Expected dividend yield	-	-	-
Risk-free interest rate	3.48 – 4.74%	4.17 – 3.48%	4.17%
Market price	$3.52 – $0.67	$6.00 – $3.52	$6.00

The derivative liability classification was reassessed as of March 31, 2024, in accordance with ASC 815, and it was determined that the classification of the Series B and Series C no longer constituted a derivative liability and was therefore reclassified to equity. For the year ended March 31, 2024, and prior to reclassification, a gain in the change in fair value of $18,287,228 was recognized. As of March 31, 2024, the Series B and Series C derivative liabilities in the amount of $543,532 were reclassified to equity.

Activity related to the Series B and Series C preferred stock derivative liabilities for the year ended March 31, 2024 was as follows:

Beginning balance as of March 31, 2023	$18,830,760
Change in fair value of preferred stock derivative liabilities	(18,287,228)
Reclassification to equity	(543,532)
Ending balance as of March 31, 2024	$-

Activity related to the Series B and Series C preferred stock derivative liabilities for the year ended March 31, 2023 was as follows:

Beginning balance as of March 31, 2022	$-
Recognition of derivative liability at inception	53,913,000
Gain on fair value at inception	(11,486,931)
Change in fair value of preferred stock derivative liabilities	(23,595,309)
Ending balance as of March 31, 2023	$18,830,760

As of March 31, 2024, there were 8,994.5 shares of Series B and 1,418.8 shares of Series C issued and outstanding. As of March 31, 2023, the Company had 8,637.5 and 1,362.5 shares of Series B and Series C, respectively, issued and outstanding.

Series D

On November 14, 2023, the Company entered into the SPA with AAI, pursuant to which the Company agreed to sell to AAI 603.44 shares of Series D for a total purchase price of $15,085,931. This transaction closed on November 15, 2023. The purchase price was paid by the cancellation of $15,085,931 of cash advances made by AAI to the Company between January 1, 2023 and November 9, 2023. Each share of Series D has a stated value of $25,000 per share. Each share of Series D is convertible into a number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price of $0.51. The Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

As the Series D is not mandatorily redeemable and has no embedded features requiring bifurcation, the Company determined that the Series D should be classified as equity in accordance with ASC 480 and ASC 815 as of November 14, 2023, the date of inception. As a result of this classification, the Company determined that the fair value of the Series D was $15,085,931 at inception.

As of March 31, 2024, there were 611.2 shares of Series D issued and outstanding. The Company issued dividends of $86,793 on the Series D during the year ended March 31, 2024.

For the year ended March 31, 2024 the Company recorded $5,436,421 in dividend expense related to Series A, Series B, Series C and Series D preferred shares. As of March 31, 2024, the Company had a total of $1,318,345 in preferred dividends payable.

NOTE 15: SHAREHOLDERS’ DEFICIT

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

As of March 31, 2024, there were 163,393 unsold shares of the Common Stock held by a custodian in an account owned by the Company which had not been sold during the ATM offering. It is the Company’s policy not to consider or classify these shares as issued or outstanding as it continues to own and control these shares.

On October 19, 2023, the registration statement registering the shares of Common Stock issuable upon conversion of the senior secured convertible notes issued in April 2023 was declared effective by the SEC. As of March 31, 2024, the Company received conversion notices converting an aggregate of $2,630,091 of the senior secured convertible notes and subsequently issued an aggregate of 5,194,581 shares of Common Stock.

In the year ended March 31, 2024, the Company issued 120,943 shares of Common Stock for payment of preferred stock dividends of $1,270,841. During the year ended March 31, 2023, the Company issued 916,976 shares of Common Stock from the ATM, for which it received $1,655,335.

ELOC

On August 24, 2023, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with Arena Business Solutions Global SPC II Ltd on behalf of and for the account of Segregated Portfolio #3 – SPC #3 (“Arena”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company has the right to direct Arena to purchase up to an aggregate of $100,000,000 of shares of Common Stock over the 36-month term of the ELOC Purchase Agreement. Under the ELOC Purchase Agreement, after the satisfaction of certain commencement conditions, including, without limitation, the effectiveness of the Registration Statement (as defined in the ELOC Purchase Agreement), the Company has the right to present Arena with an advance notice directing Arena to purchase any amount up to the Maximum Advance Amount (as defined in the ELOC Purchase Agreement). On October 30, 2023, the Registration Statement related to the ELOC Purchase Agreement was declared effective by the SEC.

As of March 31, 2024, we issued and sold a total of 25,000,000 shares of Common Stock from the ELOC, for gross proceeds of $3,006,997, and we issued 4,461,155 shares of Common Stock to Arena as consideration for its irrevocable commitment to purchase shares of Common Stock at the Company’s election in its sole discretion, which equated to a fair value of $1,396,643.

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

Within discontinued operations, the Company recognized $2,351,516 in Agora share-based compensation for the year ended March 31, 2024. The Company recognized $9,631,406 in stock-based compensation for the year ended March 31, 2023, which represented $6,506,406 in service grants, and $3,125,000 in the accelerated vesting of the former CFO’s grants ($625,000 in service-based grants and $2,500,000 in performance grants). The unrecognized share-based compensation expense as of March 31, 2024 is $8,333,320 in performance based grants and $0 in service based grants. It is very unlikely that the criteria established for the recognition of the performance grants will ever be satisfied. As Agora filed for Chapter 7 bankruptcy in November of 2023 and ceased operations, there will be no future expense recognized.

Share-based Compensation Expense

The Company accounts for stock-based payments in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). Share-based compensation for employees is included in salaries and salary-related costs and directors and services are included in professional fees and consulting in the consolidated statement of operations for the years ended March 31, 2024 and 2023.

Share-based compensation for the years ended March 31, 2024 and 2023 for stock options and restricted stock units granted under the 2013 Incentive Stock Plan and 2017 Omnibus Incentive Stock Plan and non-qualified stock options were $8,810 and $96,833, respectively.

The Company accrued $645,209 in share-based compensation expense as of March 31, 2024.

Warrants

Changes in the warrants are described in the table below for the years ended March 31:

	2024		2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	264,058	$107.93	167,362	$208.20
Granted	2,100,905	179.10	133,333	7.50
Exercised	—	—	—	—
Cancelled	—	—	—	—
Expired	(13,333)	—	(36,637)	—
Ending balance	2,351,630	$208.20	264,058	$107.93
Intrinsic value of warrants	$-		$-
Weighted average remaining contractual life (years)	4.9		3.4

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

Changes in the non-qualified stock options are described in the table below for the years ended March 31:

	2024		2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	28,471	$164.10	39,598	$152.10
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	(11,127)	(171.90)
Forfeited	-	-	-	-
Ending balance	28,471	$164.10	28,471	$164.10
Intrinsic value of options	$-		$-
Weighted average remaining contractual life (years)	5.1		6.1

2013 Incentive Stock Plan

Under the 2013 Incentive Stock Plan, the Company was authorized to grant incentive stock in the form of stock options, stock awards and stock purchase offers to Company employees, officers, directors, consultants and advisors. The type of grant, vesting provisions, exercise price and expiration dates were established by the Board at the date of grant. The 2013 Incentive Stock Plan expired during the year ended March 31, 2024.

The Company records share-based compensation in accordance with ASC 718 for employees and ASC 505 for non-employees. Management valued the options utilizing the Black-Scholes model. There were no options valued in either of the years ended March 31, 2024 and 2023 as none were granted:

	2024		2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	2,250	$390.00	4,250	$390.00
Granted	-	-	-	-
Options granted in exchange for shares	-	-	-	-
Exercised	-	-	-	-
Expired/Cancelled	(2,250)	-	(2,000)	-
Forfeited	-	-	-	-
Ending balance	-	$390.00	2,250	$390.00
Intrinsic value of options	$-		$-
Weighted average remaining contractual life (years)	-		4.5

There were no service-based grants outstanding as of March 31, 2024 and 2023.

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

	2024		2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	12,449	$229.50	19,941	$198.60
Granted	-		-	-
Shares modified to options	-	-	-	-
Exercised	-	-	(4,492)	-
Cancelled	-	-	-	-
Forfeited	-	-	(3,000)	-
Ending balance	12,449	$229.50	12,449	$229.50
Intrinsic value of options	$-
Weighted average remaining contractual life (years)	5.1		6.1

There were no service-based restricted stock units outstanding as of March 31, 2024 and 8,883 outstanding as of March 31, 2023.

NOTE 16: COMMITMENTS AND CONTINGENCIES

GuyCare Operating Lease

During the year ended March 31, 2024, GuyCare entered into a non-cancellable lease agreement with a three- and one-half year term. The lease commenced on December 1, 2023. The discount rate used for the lease was the Company’s incremental borrowing rate of 10.0%, as an implicit rate was not readily determinable in the lease. The Company recorded $270,007 in right-of-use operating lease assets and right-of-use operating lease liabilities as a result of this transaction (see Note 18).

Legal Proceedings

The Company is presently involved in the following legal proceedings. To the best of the Company’s knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of its properties or businesses are subject, which would reasonably be likely to have a material adverse effect on the Company.

●	On April 22, 2022, the Company and BitStream were sued in Travis County, Texas District Court (Docket #79176-0002) by Print Crypto Inc. in the amount of $256,733 for failure to pay for equipment purchased to operate BitStream’s Bitcoin mining operation. The defendants intend to vigorously defend themselves and have filed counterclaims in the 353rd Judicial District in Travis County, Texas on May 6, 2022 for fraudulent inducement, breach of contract, and for payment of attorney’s fees and costs. As a result of Bitstream filing for Chapter 7 bankruptcy, the case has been stayed pending resolution of the bankruptcy petition. The Company has accrued the full amount of the claim in its consolidated financial statements as of March 31, 2024.

●	On July 15, 2022, Bitstream and two members of its management were parties to a petition filed in Ward County District Court by 1155 Distributor Partners-Austin, LLC d/b/a Lonestar Electric Supply in the amount of $414,027 for failure to pay for equipment purchased to operate Bitstream’s Bitcoin mining operation. BitStream filed a petition to remove one member of its management from the claim in December 2022. As a result of Bitstream filing for Chapter 7 bankruptcy, the case has been stayed pending resolution of the bankruptcy petition. The Company has accrued the full amount of the claim in its consolidated financial statements as of March 31, 2024.

●	On October 17, 2022, BitStream was a party to a petition filed in Ward County District Court by VA Electrical Contractors, LLC in the amount of $1,666,187 for failure to pay for equipment purchased to operate BitStream’s Bitcoin mining operation. As a result of Bitstream filing for Chapter 7 bankruptcy, the case has been stayed pending resolution of the bankruptcy petition. The Company has accrued the full amount of the claim in its consolidated financial statements as of March 31, 2024.

In the opinion of management, there are no additional legal matters involving us that would have a material adverse effect upon the Company’s financial condition, results of operations or cash flows.

Non-cancelable Obligations

In the course of the BNC business and in association with the Metaverse, BNC has entered into non-cancelable obligations with certain parties to purchase services, such as technology and the hosting of the Metaverse platform. As of March 31, 2024, the Company had outstanding non-cancelable purchase obligations with terms of one year or longer aggregating $1,750,000 and obligations with terms less than one year of $1,000,000.

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

Financial instruments consist principally of cash, prepaid expenses, other receivables, accounts payable and accrued liabilities, notes payable, and amounts due to related parties. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended March 31, 2024 and 2023. The recorded values of all other financial instruments approximate its current fair values because of its nature and respective relatively short maturity dates or durations.

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

	Level 1	Level 2	Level 3	Total Gains and (Losses)
March 31, 2024
Derivative liabilities	$-	$-	$15,896	$24,623,202
Investment – WTRV	-	-	7,219,765	-

March 31, 2023
Derivative liabilities	-	-	19,862,226	19,862,226
Bitcoin	-	-	-	(9,122)
Investment – WTRV	-	-	9,224,785	(20,775,215)

The table below shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended March 31, 2024:

Beginning balance as of March 31, 2023	$(10,637,441)
Issuance – convertible notes with warrants	(4,686,817)
Redemption of derivative liabilities and preferred, net	633,338
Series B and Series C preferred conversion to equity	543,532
Net change in fair value included in earnings	24,623,202
Ending balance as of March 31, 2024	$10,475,814

There were no transfers between Level 1, 2 or 3 during the year ended March 31, 2024.

The table below shows a reconciliation of the beginning and ending liabilities measured at fair value using significant unobservable inputs (Level 3) for the year ended March 31, 2023:

Beginning balance as of March 31, 2022	$(4,318,630)
Net change in unrealized (depreciation) appreciation included in earnings	32,924,126
Reclassification from mezzanine equity	(10,096,664)
Recognition of derivative liability at inception on Series B and Series C preferred stock	(53,913,000)
Gain on derivative at inception of amendment	14,365,276
Net change in investment – WTRV	(20,775,215)
Purchases	30,000,000
Sales/conversions to equity	541,666
Ending balance as of March 31, 2023	$(11,272,441)

The March 31, 2023 balance in the table above is net of $635,000 which is related to Series A preferred shares that were redeemed during the year ended March 31, 2024.

NOTE 18: LEASES

The Company has operating leases for office space and have non-cancelable remaining lease terms of 3.5 years and includes the option to extend the leases perpetually. The discount rate used for the lease was the Company’s incremental borrowing rate of 10.0%, as an implicit rate is not readily determinable in the lease. The Company recorded $270,007 in right-of-use operating lease assets and right-of-use operating lease liabilities as a result of this transaction.

The following table provides a summary of leases by balance sheet category as of March 31,

	2024	2023
Operating right-of-use assets	$247,261	$-
Operating lease liability - current	42,461	-
Operating lease liability - non-current	199,752	-

The components of lease expenses for the years ended March 31,

	2024	2023
Operating lease cost	$30,952	$-
Short-term lease cost	160,157	-

The following tables provide a summary of other information related to leases for the years ended March 31,

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,000	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$270,007	$-
Weighted-average remaining lease term - operating leases	3.2 years	-
Weighted-average discount rate - operating leases	10.0%	-

Maturity of lease liability for the operating leases for the periods ending March 31,

2025	$65,719
2026	$101,257
2027	$104,295
2028	$17,727
Thereafter	$-
Imputed interest	$(46,785)
Total lease liability	$242,213

Amortization of the right-of-use asset for the periods ending March 31,

2025	$69,598
2026	$76,678
2027	$85,728
2028	$15,257
Total	$247,261

NOTE 19: RELATED PARTY TRANSACTIONS

In connection with the hospitality services the Company offers, the Company and certain customers enter into separate arrangements with respect to sponsorships the Company provides in addition to a number of ongoing commercial relationships, including license agreements.

See Note 7 for the investment in WTRV. The Company’s previous Chief Executive Officer and Chief Financial Officer held similar positions in WTRV at the time of the investment.

See Note 13 for the advances and the assignment of corporate expenses from AAI and remaining outstanding advance balance due.

The Company made periodic loans to Agora to permit it to begin its Bitcoin mining business. On November 13, 2021, Agora issued the Company a $7.5 million term note which accrues 10% per annum interest and was due March 31, 2023. The line of credit was established prior to the planned spin-out of Agora and bankruptcy. The term note has been cancelled, effective November 2023, and the amounts due from Agora are considered intercompany advances and are eliminated in the consolidation.

NOTE 20: INCOME TAXES

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended March 31:

	2024	2023
Federal income taxes at statutory rate	21.00%	21.00%
State income taxes at statutory rate	(4.14)%	2.95%
Permanent differences and one-time adjustments	1.23%	(10.78)%
True-up impact	(16.61)%	(6.31)%
Change in valuation allowance	(1.48)%	(6.83)%
Totals	0.00%	0.03%

The following is a summary of the net deferred tax asset (liability):

	As of	As of
	March 31, 2024	March 31, 2023
Deferred tax assets:
Net operating losses	$50,041,937	$43,516,584
Accrued expenses	309,804	253,377
Stock options	8,917,673	10,348,313
ROU liability	52,066	86,321
Intangibles – other	820,507	-
Depreciation, fixed asset gain/loss and other	1,173,192	1,412,142
Total deferred tax assets	61,315,179	55,616,737

Deferred tax liabilities:
ROU assets	(53,151)	(84,656)
Total deferred tax assets, net liabilities	61,262,028	55,532,081
Valuation allowance	(61,262,028)	(55,532,081)

Net deferred tax assets/liabilities	$-	$-

The accumulative Federal net operating loss at March 31, 2024 was $237,427,825. There are also State net operation losses of $120,417 in AZ, $821,038 in CA, $528,873 in MS and $2,759,892 in UT. Out of the $237,427,825 federal net operating loss carryforward $132,469,245 began to expire on April 1, 2024 and $104,958,580 will have an indefinite life. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at March 31, 2024, due to the uncertainty of realizing the deferred income tax assets.

The Company is subject to taxation in the U.S. and various states jurisdictions. U.S. federal income tax returns for 2021 and after remain open to examination. As of March 31, 2024, the Company did not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the year ended March 31, 2024, there were no penalties or interest recorded in income tax expense.

The provision (benefit) for income taxes for the years ended March 31, 2024 and 2023 was as follows for continuing operations:

	2024	2023
Current	$-	$-
Deferred	-	-
Total	$-	$-

The Company has not identified any uncertain tax positions and has not received any notices from tax authorities.

NOTE 21: SEGMENT INFORMATION

The Company determines its operating segments based on how the CODM views and analyzes each segment’s operations, performance and allocates resources. Milton “Todd” Ault, Executive Chairman as of May 2024 (and between January 2024 and May 2024, the Chief Executive Officer), is the CODM. The CODM utilizes net loss as the measure of segment profit or loss.

From September 30, 2022 through September 30, 2023, the Company had one aggregated reporting segment, which included the continuing operations related to Agora, Zest Labs and BNC. Most of the limited continuing operations were related to Agora and the BNC metaverse while Zest Labs operations were immaterial.

During the fiscal year, with the launch of operations of RiskOn360 and GuyCare, and the reclassification of Agora to discontinued operations, the Company changed its presentation of operating results. Herein, the Company reports the following three reporting segments: (1) BNS, (2) RiskOn360 and (3) GuyCare. Separate financial information for the three segments is evaluated by the CODM to allocate resources and assess performance.

BNS is composed of operations from products and services provided in the Metaverse and hospitality services provided in our sponsored racing events where the Metaverse is advertised. Management does not consider hospitality as a separate operating segment from the Metaverse platform as the hospitality activities are considered incidental to the sponsorships and would not continue if the sponsorships were discontinued.

The Company’s segments do not engage in transactions with one another. The three reporting segments use certain shared infrastructure, and each segment is presented with its direct costs and an allocation of shared overhead costs.

BNS began operations during fiscal year 2023 while RiskOn360 started operations in November 2023 and GuyCare opened the first clinic in January 2024. During the year ended March 31, 2023, the Company did not have businesses providing BNS, RiskOn360 and GuyCare products and services and therefore there is no meaningful comparative information for the prior year periods presented. Additionally, the financial information for the year ended March 31, 2024 in the consolidated financial statements relates to the holding company, RiskOn International, Inc.

The table below highlights the Company’s revenues, expenses and net income (loss) for each reportable segment and is reconciled to net income (loss) on a consolidated basis for the year ended March 31,2024.

	BNS(1)	RiskOn360	GuyCare	Discontinued operations	Total
Operating revenue
BNS revenue	$64,350	$-	$-	$-	$64,350
RiskOn360 revenue	-	239,839	-	-	239,839
GuyCare revenue	-	-	28,236	-	28,236
Cost of revenue	114,748	2,058,024	1,282	-	2,174,054
Gross (loss) income before other expenses	(50,398)	(1,818,185)	26,954	-	(1,841,629)

Operating expenses
Salaries, wages and benefits	3,206,957	202,786	354,396	-	3,764,139
Professional fees	1,161,218	-	-	-	1,161,218
Selling, general and administration	24,997,442	969,420	176,403	-	26,143,265
Depreciation and amortization	4,398,882	1,912	2,678	-	4,403,472
Total operating expenses	33,764,499	1,174,118	533,477	-	35,472,094
Operating loss	(33,814,897)	(2,992,303)	(506,523)	-	(37,313,723)
Other income	11,984,416	-	-	-	11,984,416
Loss from discontinued operations	-	-	-	(9,163,293)	(9,163,293)
Net loss	$(21,830,481)	$(2,992,303)	$(506,523)	$(9,163,293)	$(34,492,600)

Segment assets	$7,383,966	$2,807,151	$353,002	$124,974	$10,669,093
(1)	The BNS segment includes expenses allocated from the parent holding company.

NOTE 22: SUBSEQUENT EVENTS

The following are the events took place subsequent to March 31, 2024:

On April 5, 2024, the Company issued 31,433 shares of common stock to Ault Lending related to the Series A preferred stock dividends payable as of March 31, 2024.

On April 12, 2024, the Company received a written notice from the Nasdaq Hearings Panel (the “Panel”) that it had reached its decision to delist the Company’s Common Stock from Nasdaq as a result of violations of Nasdaq Listing Rules 5110(a) and 5635(b) in the acquisition of BNC, which closed on March 6, 2023, along with additional multiple violations of the Nasdaq Listing Rule 5640. The Panel also found that the Company was not in compliance with the minimum $2.5 million stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1) and had not demonstrated the ability to regain compliance with that requirement in the near term. Nasdaq filed a Form 25 with the SEC to affect the formal delisting of the Common Stock, and the delisting was effective June 13, 2024.

On May 1, 2024, the Company received a Notice of Event of Default and Reservation of Rights letter (the “Notice”) in reference to the Senior Secured Convertible Notes from an Investor informing us that an event of default has occurred as a result of (i) the failure of the Common Stock to be listed on an eligible market for more than seven days after being delisted by the Nasdaq on February 28, 2024, and (ii) the failure of the Company to repay in full the indebtedness due under the Notes on the maturity date. As of April 27, 2024, no payments had been made on the Notes and therefore they were in default and continue to accrue interest at the default rate of 18%.

Prior to receipt of the Notice from the Investor, the Company was attempting to reach a negotiated settlement with the Investor and remains in discussions with the Investor to do so. Notwithstanding receipt of the Notice, the Company hopes to continue to work with all of the Investors to settle its obligations under the SPA.

On May 28, 2024, the Company issued a term note for the face value of $165,000 with an original issuance of discount of $15,000 to a lender. The note bears zero interest and matured on July 1, 2024 with a grace period of five business days. Repayment of the note has been guaranteed by Mr. Milton C. Ault, III pursuant to that certain guaranty entered into by and between Mr. Ault and the lenders. In the event of default, the Company shall pay the lender a default fee of two percent (2%) of the unpaid amount for an extension of the payment date by one month. All grace periods provided in this note shall run concurrently.

On April 19, 2024, an officer of AAI advanced the Company $50,000. The advance has no interest and no maturity date. The advance was used for working capital purposes and has been accounted for as a related party advance.

On June 10, 2024, the Company filed Certificates of Amendment to the Certificate of Designation of Rights, Preferences, and Limitations with the Nevada Secretary of State with respect to the Company’s Series B and Series C. The amended Certificates provide for voting rights to the holders of shares of Preferred Stock.

From March 31, 2024 through June 30, 2024, the Company’s representative transferred an additional 27% of the common shares converted from the WTRV Series A Convertible Preferred Stock to identified shareholders of record. Upon conversion of the WTRV’s Series A Convertible Preferred Stock, the Company recorded a non-cash expense and accrual of $4.2 million for the transfer of common stock which was calculated at fair value utilizing experienced valuation consultants.

On July 12, 2024 (the “Execution Date”), the Company entered into (i) a Master Services Agreement (the “MSA”), (ii) a Statement of Work #1 to the MSA (the “MSA SOW”), (iii) a Development Agreement (the “DA”), (iv) a Statement of Work #1 to the DA (the “DA SOW” and collectively with the MSA, the MSA SOW and the DA, the “Transaction Documents”), and (v) a letter agreement (the “Side Letter”) with MeetKai. The MSA and MSA SOW supersede, in their entirety, the Master Services Agreement and Statement of Work #1 to the Master Services Agreement entered into between the Company and MeetKai, dated February 21, 2024, which prior agreements, pursuant to their terms, never became effective and were terminated simultaneously with the execution of the Transaction Documents.

MSA and MSA SOW

Pursuant to the MSA and the MSA SOW, MeetKai grants the Company a right (the “License”) to use, sub-license and/or resell MeetKai’s generative artificial intelligence platform (the “Platform”). The License will be perpetual (the “MSA Term”) and the Company will have the (i) right (which shall be exclusive during the first two years of the MSA Term, and non-exclusive thereafter) to use, sub-license and/or resell the Platform on a “white-labeled self-service basis” to the Company’s end customer (the “End User”), provided that such end customers are headquartered within the territory of North America (the “Territory”) and (ii) non-exclusive right to use, sub-license and/or resell the Platform to an End User outside the Territory. Either party will have the right to terminate the License (A) after five years from the Execution Date, for any or no reason, upon 60 days prior written notice or (B) at any time if the other party materially breaches the MSA SOW and fails to cure such breach within agreed upon cure periods. In addition, the Company will have the right to terminate the License at any time beginning 20 months after the Execution Date, for any or no reason, upon 60 days prior written notice.

The licensing fee (the “Licensing Fee”) for the License during the MSA Term will be payable as follows: (i) $666,667 within five (5) days of the Execution Date; (ii) $666,667 on the 15th day of each month, starting in August 2024 through December 2024; and (iii) $333,334 on the 15th day of each month, starting in January 2025 through the end of the MSA Term. In addition, the Company has agreed to pay MeetKai a royalty (the “Royalty”) of ten percent (10%) of all Net Income (as defined in the MSA SOW) after the Company’s askROI platform has achieved a cumulative revenue threshold of $4 million. Further, the Company shall reimburse MeetKai 100% of its Operational Costs (as defined in the MSA SOW) for maintaining the front-end and back-end of the Platform under the MSA.

DA and DA SOW

Pursuant to the DA and the DA SOW, MeetKai will design and develop a website for the Company to be used by the End Users, which will integrate an artificial intelligence knowledge base chat and virtual assistant platform incorporating the use of the Platform (the “Interface”). Either party will have the right to terminate the DA SOW (A) after five years from the Execution Date, for any or no reason, upon 60 days prior written notice or (B) at any time if the other party materially breaches the DA SOW and fails to cure such breach within agreed upon cure periods. In addition, the Company will have the right to terminate the DA SIW at any time beginning 20 months after the Execution Date, for any or no reason, upon 60 days prior written notice.

The development fee (the “Development Fee”) for the Interface during the Term will be payable as follows: (i) $166,667 within five (5) days of the Execution Date; (ii) $166,667 on the 15th day of each month, starting in August 2024 through December 2024; and (iii) $83,333 on the 15th day of each month, starting in January 2025 through the end of the term.

Side Letter

Pursuant to the Side Letter, the Company and MeetKai agreed to supplement and modify the Transaction Documents as follows:

1.	Until such time as the Company achieves Financial Stability (as defined in the Side Letter), in no event shall the Company be responsible to paying MeetKai more than an aggregate of $500,000 (the “Monthly Minimum”) in any calendar month for all fees, costs and expenses under the Transaction Documents (the “Fees and Expenses”);

2.	All Fees and Expenses due under the Transaction Documents that are in excess of the Monthly Minimum (the “Accrued Fees and Expenses”) shall accrue (without penalty or interest) and not be payable until such time as the Company achieves Financial Stability. Once the Company determines that it has achieved Financial Stability, then the Company shall pay to MeetKai all the Accrued Fees and Expenses in twelve (12), equal monthly payments;

3.	So long as the Company is making the Monthly Minimum payment, MeetKai shall not have the right to (i) terminate any of the Transaction Documents for failure to pay any Fees and Expenses or (ii) stop or slow down on providing services under the Transaction Documents. The Company shall have sixty (60) days to cure any breach of the failure to pay any Fees and Expenses; and

4.	In the event that the Company is unable to raise $10 million of gross proceeds from raising capital (equity, debt or a combination thereof) within four (4) months from the Execution Date, then the Company and MeetKai shall use good faith efforts to renegotiate the terms, conditions, scope and Fees and Expenses of the Transaction Documents. In the event that the parties, having used good faith efforts to reach agreement on revised terms, conditions, scope and Fees and Expenses of the Transaction Documents, fail to reach such agreement within 45 days of the start of such renegotiation period, then either party shall have the right, upon written notice to the other party, to terminate one or more of the Transaction Documents that were not renegotiated, with immediate effect.

